Form 10-Q
period 1997-09-30
NORTHWEST BANCORP INC
filed 1997-11-13
CIK 1042064

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549

                            FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from --------- to -----------

                 Commission File Number:  N/A

                     NORTHWEST BANCORP, INC.
     (Exact name of Registrant as specified in its Charter)

         Pennsylvania                   To Be Applied For
-----------------------------------------------------------------
(State or other jurisdiction   (I.R.S. Employer Identification
    of incorporation or                     Number)
         organization)

Liberty and Second Streets, Warren, Pennsylvania      16365
-----------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code:
                         (814) 726-2140

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     / / Yes  /X/ No

     As of September 30, 1997, there were no shares of the Registrant's common stock, par value $0.01 per share, outstanding.

Part I.

FINANCIAL INFORMATION

     Northwest Bancorp, Inc. (the "Registrant") was formed to serve as the stock holding company for Northwest Savings Bank (the "Bank") pursuant to the Bank's reorganization into the "two-tier" mutual holding company structure. As of the date hereof, the Bank has not completed its reorganization, and, accordingly, the Registrant has no assets or liabilities.

Part II.

OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         27     Financial Data Schedule

         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NORTHWEST BANCORP, INC.



Date: November 12, 1997       /s/ John O. Hanna
                              -----------------------------------
                              John O. Hanna
                              (President and Chief Executive
                               Officer)



Date: November 12, 1997       /s/ William J. Wagner
                              -----------------------------------
                              William J. Wagner
                              (Executive Vice President Chief
                               Operating Officer and
                               Chief Financial Officer)