Form 10-Q
period 1997-12-31
NORTHWEST BANCORP INC
filed 1998-02-13
CIK 1042064

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549

                            FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1997

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from --------- to -----------

                 Commission File Number:  333-31687

                     NORTHWEST BANCORP, INC.
     (Exact name of Registrant as specified in its Charter)

         Pennsylvania                       23-2900888
-----------------------------------------------------------------
(State or other jurisdiction   (I.R.S. Employer Identification
    of incorporation or                     Number)
         organization)

Liberty and Second Streets, Warren, Pennsylvania      16365
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

     / / Yes  /X/ No

     As of December 31, 1997, there were no shares of the Registrant's common stock, par value $0.01 per share, outstanding.

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

         27     Financial Data Schedule

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NORTHWEST BANCORP, INC.



Date: February 12, 1998       /s/ John O. Hanna
                              -----------------------------------
                              John O. Hanna
                              (President and Chief Executive
                               Officer)



Date: February 12, 1998       /s/ William J. Wagner
                              -----------------------------------
                              William J. Wagner
                              (Executive Vice President Chief
                               Operating Officer and
                               Chief Financial Officer)