Form 10-Q
period 1998-03-31
NORTHWEST BANCORP INC
filed 1998-05-15
CIK 1042064

                         ITEM 1. FINANCIAL STATEMENTS



                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                            (DOLLARS IN THOUSANDS)



                                                                                 MARCH 31,            JUNE 30,
                                        ASSETS                                     1998                 1997
-----------------------------------------------------------------------      ----------------     ---------------
CASH AND CASH EQUIVALENTS                                                    $        20,155              13,747
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
    INSTITUTIONS                                                                      17,926              57,765
MARKETABLE SECURITIES AVAILABLE FOR SALE                                             332,425             259,720
MARKETABLE SECURITIES HELD-TO-MATURITY (MARKET
    VALUE OF $182,394 AND $152,744)                                                  182,462             153,980
                                                                             ----------------     ---------------
         TOTAL CASH, INTEREST-EARNING DEPOSITS AND
         MARKETABLE SECURITIES                                                       552,968             485,212
LOANS RECEIVABLE, NET OF ALLOWANCE FOR ESTIMATED
    LOSSES OF $14,906 AND $13,611                                                  1,772,490           1,536,498
ACCRUED INTEREST RECEIVABLE                                                           13,167              11,027
REAL ESTATE OWNED                                                                      3,779               4,549
FEDERAL HOME LOAN BANK STOCK, AT COST                                                 13,444              12,144
PREMISES AND EQUIPMENT, NET                                                           25,332              21,481
GOODWILL AND OTHER INTANGIBLES                                                        22,707              11,586
OTHER ASSETS                                                                           5,677               8,866
                                                                             ----------------     ---------------
               TOTAL ASSETS                                                  $     2,409,564           2,091,363
                                                                             ================     ===============


            LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------
LIABILITIES:
    DEPOSITS                                                                 $     1,985,003           1,640,815
    BORROWED FUNDS                                                                   182,424             223,458
    ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                                     11,815              12,985
    ACCRUED INTEREST PAYABLE                                                           3,405               4,312
    OTHER LIABILITIES                                                                 11,598              11,299
                                                                             ----------------     ---------------
        TOTAL LIABILITIES                                                          2,194,245           1,892,869

MINORITY INTEREST IN SUBSIDIARY                                                        2,060                   0

SHAREHOLDERS' EQUITY:
    COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
        AUTHORIZED, 46,837,755 AND 46,752,000 ISSUED
        AND OUTSTANDING, RESPECTIVELY                                                  4,684               2,338
    PAID-IN CAPITAL                                                                   66,780              67,854
    RETAINED EARNINGS                                                                141,307             131,423
    NET UNREALIZED GAIN/(LOSS) ON SECURITIES AVAILABLE-
        FOR- SALE, NET OF INCOME TAXES                                                 3,171               1,026
    UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN SHARES                                     (1,412)             (2,358)
    UNEARNED RECOGNITION AND RETENTION PLAN SHARES                                    (1,271)             (1,789)
                                                                             ----------------     ---------------
                                                                                     213,259             198,494
                                                                             ----------------     ---------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     2,409,564           2,091,363
                                                                             ================     ===============

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                               THREE MONTHS                     NINE MONTHS
                                                              ENDED MARCH 31,                 ENDED MARCH 31,
                                                            1998          1997               1998         1997
                                                         ------------  ------------       -----------  -----------
INTEREST INCOME:
    LOANS RECEIVABLE                                   $      36,358        32,001           104,983       93,351
    MORTGAGE-BACKED SECURITIES                                 5,066         4,604            14,596       14,161
    INVESTMENT SECURITIES                                      2,722         1,607             7,092        4,873
    INTEREST EARNING DEPOSITS                                    222            94               536          361
                                                         ------------  ------------       -----------  -----------
            TOTAL INTEREST INCOME                             44,368        38,306           127,207      112,746
INTEREST EXPENSE:
    SAVINGS DEPOSITS                                          21,968        18,354            62,467       53,763
    BORROWED FUNDS                                             1,814         1,849             6,597        6,168
                                                         ------------  ------------       -----------  -----------
            TOTAL INTEREST EXPENSE                            23,782        20,203            69,064       59,931

            NET INTEREST INCOME                               20,586        18,103            58,143       52,815
PROVISION FOR POSSIBLE LOAN LOSSES                             1,111           574             2,382        1,185
                                                         ------------  ------------       -----------  -----------
            NET INTEREST INCOME AFTER PROVISION
              FOR POSSIBLE LOAN LOSSES                        19,475        17,529            55,761       51,630

NONINTEREST INCOME:
    LOAN SERVICE CHARGES                                         270           248               816          749
    SERVICE FEES ON DEPOSIT ACCOUNTS                             559           337             1,591        1,040
    GAIN ON SALE OF MARKETABLE SECURITIES (NET)                  749             0               749          901
    LOSS ON SALE OF LOANS (NET)                                 (363)          (84)             (658)        (366)
    GAIN/(LOSS) ON SALE OF REAL ESTATE OWNED                     135            91                87          412
    GAIN ON SALE OF OTHER REAL ESTATE                            339             0               339            0
    DIVIDENDS ON FHLB STOCK                                      214           173               636          516
    OTHER OPERATING INCOME                                       659           710             2,109        1,987
                                                         ------------  ------------       -----------  -----------
            TOTAL NONINTEREST INCOME                           2,562         1,475             5,669        5,239

NONINTEREST EXPENSES:
    COMPENSATION AND EMPLOYEE BENEFITS                         7,418         6,461            20,777       19,240
    PREMISES AND OCCUPANCY COSTS                               1,493         1,417             4,075        3,891
    OFFICE OPERATIONS EXPENSE                                    910           785             2,726        2,188
    SAIF RECAPITALIZATION ASSESSMENT                               0             0                 0        8,565
    FEDERAL INSURANCE PREMIUMS                                   262           245               779        1,049
    DATA PROCESSING                                              348           382             1,051          895
    CHECK PROCESSING AND ATM EXPENSE                             566           328             1,418        1,103
    BANK SERVICE CHARGES                                         292           220               780          686
    MARKETING                                                    246           544               890        1,260
    LEGAL, AUDIT AND PROFESSIONAL EXPENSE                        173           198               661          660
    REAL ESTATE OWNED EXPENSE                                    180            93               545          518
    AMORTIZATION EXPENSE                                         577           240             1,222        1,034
    OTHER EXPENSES                                               624           518             1,441        1,149
                                                         ------------  ------------       -----------  -----------
            TOTAL NONINTEREST EXPENSE                         13,089        11,431            36,365       42,238

            INCOME BEFORE INCOME TAXES                         8,948         7,573            25,065       14,631
            STATE AND FEDERAL INCOME TAXES                     3,231         2,977             9,570        6,003
            MINORITY INTEREST IN NET LOSS                          2             0                 2            0
                                                         ------------  ------------       -----------  -----------
                  NET INCOME                          $        5,719         4,596            15,497        8,628
                                                         ============  ============       ===========  ===========

BASIC AND DILUTED EARNINGS PER SHARE                  $         0.12          0.10              0.33         0.19
                                                         ============  ============       ===========  ===========

EARNINGS PER SHARE ADJUSTED FOR STOCK SPLIT EFFECTIVE NOVEMBER 14, 1997

See accompanying notes to unaudited consolidated financial statements.

                   NORTHWEST BANCORP, INC. AND SUBSIDIAREIS
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                               Unrealized    Unearned     Unearned
                                                                                Gain on      Employee    Recognition
                                    Common Stock                               Securities      Stock         and          Total
                              -------------------------  Paid-in    Retained   Available-    Ownership    Retention    Shareholders'
                                 Shares        Amount    Capital    Earnings    For-Sale    Plan Shares  Plan Shares      Equity
                              -------------   ---------  ---------  ---------- -----------  -----------  ------------  -------------
Beginning balance at 6/30/96   *46,752,000  $    2,338     67,671     125,239       1,325        (3,328)      (2,594)       190,651

Net income                         -             -          -           8,628      -             -            -               8,628

Exercise of stock options          -             -          -           -          -             -            -                   0

ESOP shares released               -             -            183       -          -                970       -               1,153

RRP shares released                -             -          -           -          -             -               805            805

Dividends declared                 -             -          -          (5,611)     -             -            -              (5,611)

Change in unrealized gain on
   securities, net of tax          -             -          -           -          (1,528)       -            -              (1,528)
                              -------------   ---------  ---------  ---------- -----------  ------------ ------------  -------------

Ending balance at 3/31/97       46,752,000  $    2,338     67,854     128,256        (203)       (2,358)      (1,789)       194,098
                              =============   =========  =========  ========== ===========  ============ ============  =============


                                                                               Unrealized    Unearned     Unearned
                                                                                Gain on      Employee    Recognition
                                    Common Stock                               Securities      Stock         and          Total
                              -------------------------  Paid-in    Retained   Available-    Ownership    Retention    Shareholders'
                                 Shares        Amount    Capital    Earnings    For-Sale    Plan Shares  Plan Shares      Equity
                              -------------   ---------  ---------  ---------- -----------  ------------ ------------  -------------
Beginning balance at 6/30/97   *46,752,000  $    4,676     65,516     131,423       1,026        (2,358)      (1,789)       198,494

Net income                         -             -          -          15,497      -             -            -              15,497

Exercise of stock options           85,755           8        382       -          -             -            -                 390

ESOP shares released               -             -            882       -          -                946       -               1,828

RRP shares released                -             -          -           -          -             -               518            518

Dividends declared                 -             -          -          (5,613)     -             -            -              (5,613)

Change in unrealized gain on
   securities, net of tax          -             -          -           -           2,145        -            -               2,145
                              -------------   ---------  ---------  ---------- -----------  ------------ ------------  -------------

Ending balance at 3/31/98       46,837,755  $    4,684     66,780     141,307       3,171        (1,412)      (1,271)       213,259
                              =============   =========  =========  ========== ===========  ============ ============  =============

* Adjusted for stock split effective November 14, 1997

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
           For the Three and Nine Months Ended March 31, 1998 and 1997

                             (Dollars in thousands)

                                                              Three Months     Three Months      Nine Months     Nine Months
                                                                 Ended             Ended            Ended           Ended
                                                                3/31/98           3/31/97          3/31/98         3/31/97
                                                              -------------    --------------    ------------    ------------
OPERATING ACTIVITIES
  Net Income                                                $        5,719             4,596          15,497           8,628
  Adjustments to reconcile net income to net cash
     provided by operations
        Provision for possible loan losses                           1,111               574           2,382           1,185
        Net loss (gain) on sales of assets                            (860)              (17)           (517)         (1,017)
        Depreciation and amortization expense                        1,614               701           3,349           1,579
        Amortization of deferred loan fees                            (201)              (75)           (414)           (506)
        Decrease (increase) in other assets                           (691)            2,573             872           4,039
        Increase (decrease) in other liabilities                     5,858             3,343          (1,488)          2,749
        Amortization of premiums (discounts)
            on marketable securities                                   (69)             (107)           (244)           (325)
        Noncash compensation expense related to
            stock benefit plans                                        845               520           2,285           1,193
        Other                                                         (141)              (15)            (30)           (377)
                                                              -------------    --------------    ------------    ------------
            Net cash provided by operating activities               13,185            12,093          21,692          17,148

INVESTING ACTIVITIES
        Purchase of marketable securities held-to-maturity               -                 -         (28,368)              -
        Purchase of marketable securities available-for-sale       (79,816)          (14,245)       (125,919)        (16,391)
        Proceeds from maturities and principal reductions
            of marketable securities held-to-maturity                9,049             6,210          22,382          14,976
        Proceeds from maturities and principal reductions
            of marketable securities available-for-sale              8,430             1,594          22,445           6,579
        Proceeds from sales of marketable securities                35,099                 -          35,099          15,455
        Loan originations                                         (228,626)         (124,617)       (540,016)       (411,531)
        Proceeds from loan maturities and principal
            reductions                                             111,042            91,695         306,020         279,182
        Proceeds from loan sales                                     5,823             7,821          21,556          39,159
        Purchase of Federal Home Loan Bank Stock                    (1,300)             (973)         (1,300)           (973)
        Proceeds from sale of real estate owned                        899               442           2,545           1,989
        (Purchase) sale of real estate for investment                  624                 -             176            (301)
        Purchase of premises and equipment                            (936)           (1,186)         (2,698)         (2,778)
        Payment for acquisitions, net of cash deposits received       (736)          (13,959)        151,935         (13,959)
                                                              -------------    --------------    ------------    ------------
            Net cash used by investing activities                 (140,448)          (47,218)       (136,143)        (88,593)

                                  (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                             (Dollars in thousands)

                                                            Three Months         Three Months         Nine Months       Nine Months
                                                                Ended               Ended                Ended             Ended
                                                               3/31/98             3/31/97              3/31/98           3/31/97
                                                            ------------         ------------         -----------       -----------
FINANCING ACTIVITIES
         Increase in deposits, net                          $     29,929               44,349             128,512           138,219
         Proceeds from long-term borrowings                       21,075                    -              73,421            66,100
         Repayments of long-term borrowings                      (22,563)              (2,515)            (56,141)          (48,398)
         Net increase (decrease) in short-term borrowings         70,155               (1,807)            (58,314)          (80,304)
         Increase (decrease) in advances by borrowers for
              taxes and insurance                                    138                 (656)             (1,231)           (2,029)
         Proceeds from options exercised                             224                    -                 385                 -
         Cash dividends paid                                      (1,872)              (1,871)             (5,612)           (5,611)
                                                            ------------         ------------         -----------       -----------
              Net cash provided by financing activities           97,086               37,500              81,020            67,977

Net increase (decrease) in cash and cash equivalents        $    (30,177)               2,375             (33,431)           (3,468)
                                                            ============         ============         ===========       ===========

Cash and cash equivalents at beginning of period            $     68,258               38,461              71,512            44,304
Net increase (decrease) in cash and cash equivalents             (30,177)               2,375             (33,431)           (3,468)
                                                            ------------         ------------         -----------       -----------
Cash and cash equivalents at end of period                  $     38,081               40,836              38,081            40,836
                                                            ============         ============         ===========       ===========

Supplemental cash flow disclosure:

Cash paid during the year for:
       Interest on deposits and borrowings (including
         interest credited to deposit
         accounts of $16,531, $11,881,
         $47,406 and $37,413, respectively)                 $     24,037               18,461              69,969            58,470
                                                            ============         ============         ===========       ===========
       Income taxes                                         $      1,250                4,117               7,588             9,373
                                                            ============         ============         ===========       ===========

Non-cash investing and financing activities:
       Loan foreclosures and repossessions                  $        326                   72               1,912               923
                                                            ============         ============         ===========       ===========
       Sale of real estate owned financed by the Bank       $          5                   18                  32                71
                                                            ============         ============         ===========       ===========

The Bank acquired certain branch assets and assumed
   certain liabilities. In conjunction with the
   acquisitions, the assets acquired and liabilities
   assumed were as follows:
       Fair value of assets acquired                        $     55,908               59,560              69,992            59,560
       Cash received (paid)                                       (3,920)             (18,772)            148,751           (18,772)
       Minority Interest                                          (2,060)                   -              (2,060)                -
                                                            ------------         ------------         -----------       -----------
         Liabilities assumed                                $     49,928               40,788             216,683            40,788
                                                            ============         ============         ===========       ===========

                         NOTES TO FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION
     ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for form 10-Q and, accordingly, do not include information for footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in Northwest Savings Bank's Annual Report and on Form 10-K for the fiscal year ended June 30, 1997. Certain items previously reported have been reclassified to conform with the current year's reporting format. The results of operations for the three months and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year.


(2)  PRINCIPLES OF CONSOLIDATION
     ---------------------------

The accompanying unaudited consolidated financial statements include the accounts of Northwest Bancorp, Inc. and its wholly owned subsidiaries, Northwest Savings Bank, Northwest Consumer Discount Company, Northwest Finance Company, Northwest Mortgage Corporation, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Rid Fed, Inc., Great Northwest Corporation and its majority owned subsidiary Jamestown Savings Bank. All significant intercompany items have been eliminated.


(3)  ACCOUNTING DEVELOPMENTS
     -----------------------

In October of 1995, the FASB released SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair value based method for stock-based compensation plans. SFAS 123 permits entities to expense an estimated fair value of employee stock options or to continue to measure compensation costs for these plans using the intrinsic value accounting method contained in APB Opinion No. 25. Entities that elect to continue to use the intrinsic value method must provide pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. For fiscal 1997 and 1998, the Company has elected to continue to use the intrinsic value method under APB Opinion No. 25 and will disclose the pro forma effects of SFAS 123 in the footnotes to the annual audited financial statements.

In June 1996, the FASB released SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS 125, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and does not recognize financial assets it no longer controls and liabilities that have been extinguished. This financial-components approach focuses on the assets and liabilities that exist after the transfer. SFAS 125 also extends the "available-for-sale" or "trading" approach in SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," to non-security financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, non-security financial assets that are subject to prepayment risks that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading". SFAS 125 is generally effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, with certain provisions having been delayed until after December 31, 1997 by SFAS 127, "Deferral of Effective Date of Certain Provisions of FASB Statement No.125, an amendment of Statement No. 125." Also, the extension of SFAS 115 approach to certain non-security financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997. The adoption of SFAS 125 did not have a material impact on the consolidated financial statements of the Company.

In February 1997, the FASB released SFAS 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 supercedes APB Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share
(EPS) for entities with publicly held stock or potential common stock. Essentially, this promulgation replaces the primary EPS and fully diluted EPS presentations under APB Opinion No. 15 with a basic EPS and diluted EPS presentation. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes common stock equivalents and dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented.

In February 1997, the FASB released SFAS 129 "Disclosure of Information about Capital Structure" ("SFAS 129") effective for financial statements for periods ending after December 15, 1997. SFAS 129 summarizes previously issued disclosure guidance contained within APB Opinion Nos. 10 and 15 as well as SFAS 47, and, as such, there were no material changes to the Company's disclosures pursuant to the adoption of SFAS 129.

In June 1997, the FASB released SFAS 130 "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed prominently as part of the notes to the financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and will not have a material impact on the consolidated financial statements of the Company.

In June 1997, the FASB released SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting financial information from operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 uses a "management approach" concept as the basis for identifying reportable segments which focuses on financial information as used internally by an enterprise's decision makers. This statement is effective for periods beginning after December 15, 1997 and will not have a material impact on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1997 TO MARCH 31, 1998
------------------------------------------------------------------------------

ASSETS
------

At March 31, 1998, the Company had total assets of $2.410 billion, an increase of approximately $318.2 million, or 15.2%, from $2.091 billion at June 30, 1997. This increase was funded primarily by a $344.2 million increase in deposits and a $14.8 million increase in equity which was partially offset by a $41.1 million decrease in borrowed funds.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $553.0 million at March 31, 1998, an increase of $67.8 million, or 14.0%, from $485.2 million at June 30, 1997. This increase resulted primarily from investing the cash received from the branch acquisitions of First Western Bank and National City Bank (See Item 5 - Other Information -Business Combinations), the proceeds from which were $11.6 million and $141.1 million, respectively. In addition, the acquisition of a majority ownership of Jamestown Savings Bank ("Jamestown") accounted for approximately $25.5 million of the increase in cash and investments (See Item 5 - Other Information - Business Combinations). Net loans receivable increased by $236.0 million, or 15.4%, to $1.772 billion at March 31, 1998 from $1.536 billion at June 30, 1997 as loan demand remained strong in all of the Company's market areas. The addition of Jamestown accounted for $27.7 million of this increase in net loans receivable. Goodwill and other intangibles increased by $11.1 million, or 95.7%, to $22.7 million at March 31, 1998 from $11.6 million at June 30, 1997 as a result of the premium paid for the aforementioned acquisitions.

LIABILITIES
-----------

Deposits increased by $344.2 million, or 21.0%, to $1.985 billion at March 31, 1998 from $1.641 billion at June 30, 1997. This increase resulted primarily from the acquisition of one First Western Bank branch office and nine National City Bank branch offices with deposits of $11.8 million and $154.3 million, respectively. In addition, the acquisition of Jamestown Savings Bank accounted for approximately $50.0 million of the increase in deposits. Normal deposit growth in existing offices as well as the successful integration and growth of
new offices accounted for the remaining increase of $128.1 million .   Borrowed
funds decreased by $41.1 million, or 18.4%, to $182.4 million at March 31, 1998 from $223.5 million at June 30, 1997 as the Company's deposit growth was used to replace overnight borrowings from the FHLB.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Total capital at March 31, 1998 was $213.3 million, an increase of $14.8 million, or 7.5%, from $198.5 million at June 30, 1997. This increase was primarily attributable to net income for the nine month period of $15.5 million which was partially offset by the payment of dividends in the amount of $5.6 million. Also contributing to this increase in capital was a $2.7 million increase resulting from the release of common stock relating to the Company's employee stock benefit plans as well as an increase in the net unrealized gain on securities available-for-sale in the amount of $2.1 million.

The Company and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).

As of March 31, 1998, all regulatory capital requirements were exceeded. The actual, required, and well capitalized levels as of March 31, 1998 and June 30, 1997 are as follows: (in thousands)

                                                           March 31, 1998
                                                                                                To be well
                                                   Actual                 Required              Capitalized
                                             -----------------        ----------------       -----------------
                                             Amount      Ratio        Amount     Ratio       Amount      Ratio
                                             ------      -----        ------     -----       ------      -----
Total Capital (to Risk
weighted assets):
Northwest Bancorp, Inc.                     204,913      16.35%      100,266     8.00%      125,332      10.00%
Northwest Savings Bank                      193,871      15.83%       97,966     8.00%      122,458      10.00%
Jamestown Savings Bank                        6,063      25.92%        1,871     8.00%        2,339      10.00%

Tier 1 Capital (to Risk
weighted assets):
Northwest Bancorp, Inc.                     189,991      15.16%       50,133     4.00%       75,199       6.00%
Northwest Savings Bank                      179,174      14.63%       48,983     4.00%       73,475       6.00%
Jamestown Savings Bank                        5,832      24.93%          936     4.00%        1,403       6.00%

Tier 1 Capital (core)
(To average assets):
Northwest Bancorp, Inc.                     189,991       7.98%       71,396     3.00%      118,993       5.00%
Northwest Savings Bank                      179,174       7.78%       69,093     3.00%      115,154       5.00%
Jamestown Savings Bank                        5,832      12.39%        1,412     3.00%        2,353       5.00%

                                       June 30, 1997 (Northwest Savings Bank Only)
                                                                                             To be well
                                             Actual                   Required               Capitalized
                                       -----------------          ----------------         ----------------
                                       Amount      Ratio          Amount     Ratio         Amount     Ratio
                                       ------      -----          ------     -----         ------     -----
Total Capital (to Risk
weighted assets):
Northwest Savings Bank                 199,795     18.36%         87,071     8.00%         108,839    10.00%

Tier 1 Capital (to Risk
weighted assets):
Northwest Savings Bank                 186,190     17.11%         43,536     4.00%          65,303     6.00%

Tier 1 Capital (core)
(To average assets):
Northwest Savings Bank                 186,190      9.11%         61,319     3.00%         102,199     5.00%


At March 31, 1998 the Company's banking subsidiaries, Northwest Savings Bank and Jamestown Savings Bank, were required by FDIC regulations to maintain minimum levels of liquid assets. The Company's internal liquidity requirement is based upon a percentage of deposits and borrowings ("liquidity ratio"). The Company historically has maintained a level of liquid assets in excess of regulatory and internal requirements, and the Company's liquidity ratio at March 31, 1998 was 24.33%. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

NONPERFORMING ASSETS
--------------------

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are placed on nonaccrual status when they are more than 90 days contractually delinquent. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value or the principal balance of the related loan. Nonperforming assets increased $1.6 million, or 10.7%, to $16.6 million at March 31, 1998 from $15.0 million at June 30, 1997. Management believes that this increase is cyclical in nature and does not indicate a permanent downward trend in the Company's asset quality.

                                                 March 31, 1998   June 30, 1997
                                                 --------------   -------------
Loans accounted for on a nonaccrual basis:
  One-to four family residential loans                 7,140           6,229
  Multifamily and commercial loans                     2,316           2,585
  Consumer loans                                       2,570           1,161
  Commercial business loans                              840             455
                                                      ------          ------

     Total                                            12,866          10,430
                                                      ======          ======

Total nonperforming loans as a
percentage of net loans receivable:                     .73%            .68%
                                                      ======          ======

Total real estate acquired through
foreclosure and other real estate owned:               3,779           4,549
                                                      ------          ------

     Total nonperforming assets                       16,645          14,979
                                                      ======          ======

Total nonperforming assets as a
percentage of total assets:                             .69%            .72%
                                                      ======          ======


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH
--------------------------------------------------------------------------------
31, 1998 AND 1997
-----------------

GENERAL
-------

Northwest Bancorp, Inc. had net income for the three months ended March 31, 1998 of $5.7 million compared to $4.6 million for the three months ended March 31, 1997. Excluding nonrecurring gains of approximately $675,000, net of income tax, from the sale of assets in the current quarter, core earnings for the three months ended March 31, 1998 increased by approximately $450,000, or 9.8%, to $5.0 million compared to the same period last year. This increase in net income resulted primarily from a $2.5 million increase in net interest income which was partially offset by a $1.7 million increase in noninterest expense.

NET INTEREST INCOME
-------------------

For the three months ended March 31, 1998, total interest income increased by $6.1 million, or 15.9%, to $44.4 million compared to $38.3 million for the three months ended March 31, 1997. This increase primarily resulted from a $319.8 million, or 17.0%, increase in average interest earning assets to $2.201 billion for the three months ended March 31, 1998 from $1.881 billion for the three months ended March 31, 1997. The yield on average interest earning assets decreased to 8.06% for the three months ended March 31, 1998 from 8.15% for the same period last year. In addition to substantial growth both internally and through the successful integration of new offices, the increase in average interest earning assets was assisted by the acquisition of a majority ownership of Jamestown Savings Bank, with assets of $55.7 million. The decrease in the overall yield on interest earning assets is reflective of the lower market interest rates in general.

Interest income on loans receivable increased by $4.4 million, or 13.8%, to $36.4 million for the quarter ended March 31, 1998 compared to $32.0 million during the same quarter last year. This increase resulted primarily from a $218.1 million, or 14.9%, increase in average loans outstanding to $1.682 billion for the quarter ended March 31, 1998 from $1.464 billion for the third quarter last year. Loan balances increased because of strong loan demand throughout the Company's market area as well as the addition of Jamestown Savings Bank which contributed net loans of approximately $27.7 million. Partially offsetting the increase in volume was a decrease in the yield on average loans to 8.65% for the quarter ended March 31, 1998 from 8.74% for the comparable period last year primarily as a result of mortgage loan prepayments, the proceeds from which were used to fund additional loans at lower rates of interest.

Interest income on mortgage-backed securities increased by $462,000, or 10.0%, to $5.1 million for the three months ended March 31, 1998 compared to $4.6 million for the three months ended March 31, 1997. This increase resulted primarily from a $33.9 million, or 12.0%, increase in the average balance of mortgage-backed securities to $316.6 million for the three months ended March 31, 1998 from $282.7 million for the three months ended March 31, 1997. The average balance increased primarily because of the purchase of approximately $32.0 million of mortgage-backed securities throughout the second and third quarters of fiscal 1998, utilizing funds received from the aforementioned branch acquisitions. Partially offsetting the increase in average balance was a decrease in the average yield to 6.40% for the quarter ended March 31, 1998 from 6.51% for the same quarter last year. The average yield on mortgage-backed securities declined as a result of a large percentage of the portfolio having variable interest rates which repriced at lower market rates.

Interest income on investment securities increased by $1.1 million, or 68.8%, to $2.7 million for the three months ended March 31, 1998 from $1.6 million for the three months ended March 31, 1997. The increase resulted primarily from a $69.1 million, or 66.9%, increase in the average balance of investment securities to $172.4 million for the three months ended March 31, 1998 from $103.3 million for the three months ended March 31, 1997. The increase in average balance was primarily due to the investment of the proceeds received from the aforementioned branch acquisitions as well as approximately $17.7 million from the addition of Jamestown Savings Bank's investment portfolio. Contributing to the increase in interest income on investment securities was an increase in the average yield to 6.31% for the quarter ended March 31, 1998 from 6.22% for the same quarter last year. This increase in yield resulted from the purchase of $21 million of fixed rate trust preferred securities from other financial institutions which have higher market yields compared to other securities typically purchased by the Company. Partially offsetting the increase in yield on trust preferred securities was the lower nominal interest rates received on tax exempt securities, as the Company has placed a greater emphasis on investing in tax exempt obligations.

Interest income on interest-earning deposits increased by $128,000, or 136.2%, to $222,000 for the three months ended March 31, 1998 from $94,000 for the three months ended March 31, 1997. This increase resulted primarily from an increase in the average yield for the quarter ended March 31, 1998 to 3.00% from 1.22% for the same period last year, which was partially offset by a slight decrease in the average balance by $1.3 million, or 4.2%, to $29.6 million for the three months ended March 31, 1998 from $30.9 million for the three months ended March 31, 1997. The increase in average yield is principally the result of the timing as to when the Bank begins to earn interest on these deposits.

Interest expense increased by $3.6 million, or 17.8%, to $23.8 million for the three months ended March 31, 1998 from $20.2 million for the three months ended March 31, 1997. This increase resulted primarily from an increase of $326.9 million, or 18.8%, in the average balance of interest-bearing liabilities to $2.065 billion for the quarter ended March 31, 1998 from $1.738 billion for the quarter ended March 31, 1997. Partially offsetting the increase in volume was a decrease in the average cost of funds to 4.61% for the three months ended March 31, 1998 from 4.65% for the comparable period last year. The increase in average interest-bearing liabilities resulted primarily from a $342.7 million increase in the average balance of deposits attributed primarily to the aforementioned branch acquisitions along with the addition of Jamestown Savings Bank which contributed deposits of $166.1 million and $49.8 million, respectively. In addition, above average internal growth accounted for the remaining increase of $126.8 million in deposits. Partially offsetting the growth in deposits was a decrease of $15.8 million, or 10.4%, in average borrowed funds to $135.7 million for the quarter ended March 31, 1998 from $151.5 million for the quarter ended March 31, 1997. The decrease in borrowed funds resulted primarily from the Company utilizing its deposit growth to replace overnight borrowings from the FHLB. The decrease in the average cost of funds was primarily the result of lower market rates on deposit accounts and borrowed funds.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.5 million, or 13.8%, to $20.6 million for the three months ended March 31, 1998 compared to $18.1 million for the three months ended March 31, 1997.

For the nine months ended March 31, 1998, total interest income increased by $14.5 million, or 12.9%, to $127.2 million compared to $112.7 million for the nine months ended March 31, 1997. This increase primarily resulted from a $253.1 million, or 13.7%, increase in average interest earning assets to $2.096 billion for the nine months ended March 31, 1998 from $1.843 billion for the nine months ended March 31, 1997. The yield on average interest earning assets decreased to 8.09% for the nine months ended March 31, 1998 from 8.16% for the same period last year. The increase in average interest earning assets was primarily the result of above average internal growth along with the previously mentioned branch acquisitions and the addition of Jamestown

Savings Bank. The yield on average interest earning assets declined as the Company added interest earning assets during a period of generally lower interest rates.

Interest income on loans receivable increased by $11.6 million, or 12.4%, to $105.0 million for the nine months ended March 31, 1998 from $93.4 million for the nine months ended March 31, 1997. This increase resulted primarily from a $188.0 million, or 13.2%, increase in average loans outstanding to $1.617 billion for the nine months ended March 31, 1998 from $1.429 billion for the same period last year. Partially offsetting the increase in average loans outstanding was a decline in the average yield to 8.66% for the nine months ended March 31, 1998 from 8.71% for the nine months ended March 31, 1997. Interest income on mortgage-backed securities increased by $435,000, or 3.1%, to $14.6 million for the nine months ended March 31, 1998 from $14.2 million for the nine months ended March 31, 1997. This increase resulted primarily from a $14.7 million, or 5.2%, increase in the average balance of mortgage-backed securities to $299.4 million for the nine months ended March 31, 1998 from $284.7 million for the same period last year. Partially offsetting the increase in the average balance of mortgage-backed securities was a decline in the average yield to 6.50% for the nine months ended March 31, 1998 from 6.63% for the nine months ended March 31, 1997. Interest income on investment securities increased by $2.2 million, or 44.9%, to $7.1 million for the nine months ended March 31, 1998 from $4.9 million for the nine months ended March 31, 1997. This increase resulted primarily from a $46.8 million, or 45.3%, increase in the average balance of investment securities to $150.0 million for the nine months ended March 31, 1998 from $103.2 million for the nine months ended March 31, 1997. Contributing to the increase in interest income on investment securities was a slight increase in the average yield to 6.30% for the nine months ended March 31, 1998 from 6.29% for the same period last year. Interest income on interest-earning deposits increased by $175,000, or 48.5%, to $536,000 for the nine months ended March 31, 1998 from $361,000 for the nine months ended March 31, 1997. This increase resulted primarily from a $3.6 million, or 13.5%, increase in the average balance of interest-earning deposits to $30.2 million for the nine months ended March 31, 1998 from $26.6 million for the nine months ended March 31, 1997. Contributing to the increase in interest income on interest-earning deposits was an increase in the average yield to 2.37% for the nine months ended March 31, 1998 from 1.81% for the same period last year.

For the nine months ended March 31, 1998 interest expense increased by $9.2 million, or 15.4%, to $69.1 million compared to $59.9 million for the nine months ended March 31, 1997. This increase resulted primarily from a $252.4 million, or 14.8%, increase in the average balance of interest-bearing liabilities to $1.953 billion for the nine months ended March 31, 1998 from $1.701 billion for the nine months ended March 31, 1997. The average cost of funds also increased slightly to 4.71% for the nine months ended March 31, 1998 compared to 4.70% for the nine months ended March 31, 1997. The increase in average interest-bearing liabilities resulted primarily from a $242.7 million increase in the average balance of deposits attributed primarily to the previously mentioned branch acquisitions along with the acquisition of Jamestown Savings Bank. In addition, strong internal deposit growth accounted for the remaining increase in deposits. Also contributing to the growth of interest-bearing liabilities was a $9.7 million, or 6.1%, increase in average borrowed funds to $169.4 million for the nine months ended March 31,

1998 from $159.7 million for the nine months ended March 31, 1997. The increase in borrowed funds consisted primarily of additional borrowings from the Federal Home Loan Bank which were used to fund the increases in the Company's portfolio of loans and investment securities in order to enhance the Company's net interest income. The slight increase in the average cost of funds resulted primarily from increases in the rates offered on certificates of deposit in the first quarter of the fiscal year in response to the competitive pressure for deposit accounts.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for possible loan losses increased by $537,000, or 93.6%, to $1.1 million for the three months ended March 31, 1998 from $574,000 for the three months ended March 31,1997. The Company has increased its provision for possible loan losses due to significant growth in its loan portfolio over the past twelve months as credit quality has remained consistently strong.

The provision for possible loan losses increased to $2.4 million for the nine months ended March 31, 1998 from $1.2 million for the nine months ended March 31, 1997. This increase also resulted from the significant growth in the Company's loan portfolio.

NONINTEREST INCOME
------------------

Noninterest income increased by $1.1 million, or 73.3%, to $2.6 million for the three months ended March 31, 1998 from $1.5 million for the three months ended March 31, 1997. This increase was primarily due to a gain in the current quarter of $749,000, before income tax, from the sale of investment securities and a gain of $339,000, before income tax, from the sale of other property held for investment. Excluding these nonrecurring gains, noninterest income was unchanged at $1.5 million for the three months ended March 31, 1998 and 1997.

For the nine months ended March 31, 1998 noninterest income increased by $430,000, or 8.2%, to $5.7 million compared to $5.2 million for the nine months ended March 31, 1997. This increase was primarily the result of additional service fees on deposit accounts relating to the introduction of a debit card with related transaction fee income and the aforementioned gain on sale of other property held for investment. Partially offsetting these increases was a decrease in the sale of real estate owned ("REO") property along with additional losses experienced on the sale of loans.

NONINTEREST EXPENSE
-------------------

Noninterest expense increased by $1.7 million, or 14.9%, to $13.1 million for the three months ended March 31, 1998 from $11.4 million for the three months ended March 31, 1997. This increase was primarily attributable to increases in compensation and benefits of $957,000, or 14.8%, to $7.4 million for the quarter ended March 31, 1998 from $6.5 million for the same period last year. The increase in compensation expense was primarily attributed to additional employee stock ownership plan ("ESOP") expense recorded as a result an increase in the average market price of the Company's stock. Other increases included increases in amortization expense of $337,000, or 140.4%, as a result of the intangibles created from the previously mentioned branch acquisitions, check processing expenses of $238,000, or 72.6%, and office operations expense of $125,000, or 15.9%. All of these increases relate primarily to the expansion of the Company's branch network. Partially offsetting these increases was a decrease in marketing expense of $298,000, or 54.8%, as the prior year expense included higher advertising costs related to the centennial year anniversary celebration.

Excluding the one-time assessment of $8.6 million in the prior year to recapitalize the FDIC's Savings Association Insurance Fund (the "SAIF"), noninterest expense increased by $2.7 million, or 8.0%, to $36.4 million for the nine months ended March 31, 1998 from $33.7 million for the nine months ended March 31, 1997. In addition to the aforementioned increase in compensation and benefits related to the ESOP benefit plan, normal increases relating to inflation and growth were experienced in office operations expense of $538,000, or 24.6%, and check processing expense of $315,000, or 28.6%. Offsetting these increases was a decrease in marketing expense of $370,000, or 29.4% and a decrease in federal deposit insurance expense of $270,000, or 25.7%, due to a decrease in premiums as a result of the SAIF resolution.

INCOME TAXES
------------

The provision for income taxes for the three months ended March 31, 1998 increased by $254,000, or 8.5%, to $3.2 million compared to $3.0 million for the same period last year. This increase was primarily due to an increase in income before tax of $1.3 million, or 17.1%, which was partially offset by a lower effective tax rate as a result of additional state tax credits and the Company's increased emphasis on investing in tax exempt assets.

The provision for income taxes increased by $3.6 million to $9.6 million for the nine months ended March 31, 1998 from $6.0 million for the same period last year. This increase primarily resulted from an increase in income before income taxes of $10.5 million, to $25.1 million in the current year from $14.6 million last year. This increase in taxable income was due primarily to the imposition of the one-time SAIF assessment of $8.6 million which was accrued for in the first quarter of the prior year.

YEAR 2000
---------

Management has initiated a comprehensive program to evaluate the Company's computer systems and applications to determine if they will continue to operate properly in the year 2000. The Company is utilizing both internal and external resources to identify, implement and test for year 2000 compliance. The Company has purchased new core application hardware and software that is year 2000 compliant and the conversion to this new system is scheduled to be completed by the end of calendar year 1998. Management believes that with the scheduled modifications to existing systems and the conversion to new core software, the year 2000 issue has been properly addressed.

                             AVERAGE BALANCE SHEET
                            (Dollars in Thousands)

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances.

                                                               Three Months Ended March 31,
                                                          1998                             1997
                                            -------------------------------  -------------------------------
                                                                   Average                          Average
                                             Average                Yield/    Average                Yield/
                                             Balance   Interest      Cost     Balance     Interest    Cost
                                            ---------- ---------   --------  ----------  ---------  --------
Assets:
-------------------------------------
Interest earning assets:
 Loans receivable (a) (b)                   $1,682,239    36,358      8.65%   1,464,162     32,001    8.74%
 Mortgage-backed securities (c) (e)            316,565     5,066      6.40      282,690      4,604    6.51
 Investment securities (b) (c) (d) (e)         172,446     2,722      6.31      103,338      1,607    6.22
 Other interest-earning deposits                29,637       222      3.00       30,929         94    1.22
                                            ---------- ---------             ----------  ---------
Total interest earning assets                2,200,887    44,368      8.06    1,881,119     38,306    8.15
Noninterest earning assets                     102,530                           80,857
                                            ----------                       ----------
Total assets                                $2,303,417                        1,961,976
                                            ==========                       ==========

Liabilities and Shareholders' Equity:
-------------------------------------
Interest bearing liabilities:
 Passbook and Statement Savings             $  307,908     2,541      3.30      278,040      2,334    3.36
 Now accounts                                  275,676     1,080      1.57      210,196        977    1.86
 Money market demand accounts                  103,273       922      3.57       82,009        673    3.28
 Certificate accounts                        1,241,942    17,425      5.61    1,015,903     14,370    5.66
 Borrowed funds (f)                            135,737     1,814      5.35      151,537      1,849    4.88
                                            ---------- ---------             ----------  ---------
Total interest bearing liabilities           2,064,536    23,782      4.61    1,737,685     20,203    4.65
Noninterest bearing liabilities                 27,822                           31,649
                                            ----------                       ----------
Total liabilities                            2,092,358                        1,769,334
Minority Interest in Subsidiary                    515                                0
Retained earnings                              210,544                          192,642
                                            ----------                       ----------
Total liabilities and equity                $2,303,417                        1,961,976
                                            ==========                       ==========

Net interest income/Interest rate spread               $  20,586      3.45%              $  18,103    3.50%
                                                       =========                         =========

Net interest earning assets                 $  136,351                       $  143,434
                                            ==========                       ==========

Net interest margin                                                   3.74%                           3.85%

Ratio of interest earning assets to
 interest bearing liabilities                     1.07 X                           1.08 X
                                            ==========                       ==========

(a) Average loans receivable includes loans held as available for sale and loans placed on nonaccrual status.
(b) Interest income on tax-free loans and investment securities is not presented on a taxable equivalent basis.
(c) Average balances include the effect of unrealized gains or losses on securities held as available for sale.
(d) Average balances include FNMA and FHLMC stock.
(e) Interest income on marketable securities does not include market value adjustments for securities available for sale.
(f) Average balances include FHLB advances, securities sold under agreements to repurchase and other borrowings.

                             AVERAGE BALANCE SHEET
                            (Dollars in Thousands)

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances.

                                                              Nine Months Ended March 31,
                                                          1998                             1997
                                            -------------------------------  -------------------------------
                                                                   Average                          Average
                                             Average                Yield/    Average                Yield/
                                             Balance   Interest      Cost     Balance     Interest    Cost
                                            ---------- ---------   --------  ----------  ---------- --------
Assets:
-------------------------------------
Interest earning assets:
 Loans receivable (a) (b)                   $1,616,549   104,983      8.66%   1,428,566      93,351   8.71%
 Mortgage-backed securities (c) (e)            299,440    14,596      6.50      284,672      14,161   6.63
 Investment securities (b) (c) (d) (e)         150,003     7,092      6.30      103,216       4,873   6.29
 Other interest-earning deposits                30,173       536      2.37       26,634         361   1.81
                                            ----------  --------             ----------  ----------
Total interest earning assets                2,096,165   127,207      8.09    1,843,088     112,746   8.16
Noninterest earning assets                      92,064                           78,861
                                            ----------                       ----------
Total assets                                $2,188,229                        1,921,949
                                            ==========                       ==========

Liabilities and Shareholders' Equity:
-------------------------------------
Interest bearing liabilities:
 Passbook and Statement Savings             $  294,860     7,458      3.37      273,600       7,018   3.42
 Now accounts                                  249,336     3,365      1.80      203,740       2,925   1.91
 Money market demand accounts                   91,014     2,370      3.47       81,251       2,029   3.33
 Certificate accounts                        1,148,416    49,274      5.72      982,310      41,791   5.67
 Borrowed funds (f)                            169,428     6,597      5.19      159,738       6,168   5.15
                                            ----------  --------             ----------  ----------
Total interest bearing liabilities           1,953,054    69,064      4.71    1,700,639      59,931   4.70
Noninterest bearing liabilities                 30,194                           30,718
                                            ----------                       ----------
Total liabilities                            1,983,248                        1,731,357
Minority Interest in Subsidiary                    206                                0
Retained earnings                              204,775                          190,592
                                            ----------                       ----------
Total liabilities and equity                $2,188,229                        1,921,949
                                            ==========                       ==========

Net interest income/Interest rate spread                $ 58,143      3.38%              $   52,815   3.46%
                                                        ========                         ==========

Net interest earning assets                 $  143,111                       $  142,449
                                            ==========                       ==========

Net interest margin                                                   3.70%                           3.82%

Ratio of interest earning assets to
 interest bearing liabilities                     1.07X                            1.08X
                                            ==========                       ==========

(a) Average loans receivable includes loans held as available for sale and loans placed on nonaccrual status.
(b) Interest income on tax-free loans and investment securities is not presented on a taxable equivalent basis.
(c) Average balances include the effect of unrealized gains or losses on securities held as available for sale.
(d) Average balances include FNMA and FHLMC stock.
(e) Interest income on marketable securities does not include market value adjustments for securities available for sale.
(f) Average balances include FHLB advances, securities sold under agreements to repurchase and other borrowings.

                             RATE/VOLUME ANALYSIS
                            (Dollars in Thousands)

The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), (iii) changes in rate-volume (changes in rate multiplied by changes in volume), and (iv) the net change.

                  Three months ended March 31, 1998 and 1997

                                                        Rate/     Net
                                       Rate   Volume   Volume   Change
                                       ----   ------   ------   ------
Interest earning assets:
 Loans receivable                     $(356)   4,766      (53)   4,357
 Mortgage-backed securities             (80)     552      (10)     462
 Investment securities                   24    1,075       16    1,115
 Other interest-earning deposits        138       (4)      (6)     128
                                      -----   ------   ------   ------
Total interest earning assets          (274)   6,389      (53)   6,062

Interest bearing liabilities:
 Passbook and statement savings         (39)     250       (4)     207
 Now accounts                          (154)     305      (48)     103
 Money market demand accounts            59      175       15      249
 Certificate accounts                  (116)   3,197      (26)   3,055
 Borrowed funds                         176     (193)     (18)     (35)
                                      -----   ------   ------   ------
Total interest bearing liabilities      (74)   3,734      (81)   3,579

Net change in interest income         $(200)   2,655       28    2,483
                                      =====   ======   ======   ======

                   Nine months ended March 31, 1998 and 1997


                                                        Rate/     Net
                                       Rate   Volume   Volume   Change
                                       ----   ------   ------   ------
Interest earning assets:
 Loans receivable                     $(576)  12,284     (76)   11,632
 Mortgage-backed securities            (285)     735     (15)      435
 Investment securities                    7    2,209       3     2,219
 Other interest-earning deposits        112       48      15       175
                                      -----   ------   -----    ------
Total interest earning assets          (742)  15,276     (73)   14,461

Interest bearing liabilities:
 Passbook and statement savings         (98)     545      (7)      440
 Now accounts                          (175)     655     (40)      440
 Money market demand accounts            87      244      10       341
 Certificate accounts                   356    7,067      60     7,483
 Borrowed funds                          52      374       3       429
                                      -----   ------   -----    ------
Total interest bearing liabilities      222    8,885      26     9,133

Net change in interest income         $(964)   6,391     (99)    5,328
                                      =====   ======   =====    ======

ITEM 3.   MARKET RISK

As a bank holding company, the Company's primary market risk is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. This sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by more closely matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company's interest sensitive liabilities typically have repricing periods or maturities of short duration, the Company has attempted to shorten the maturities of its assets by emphasizing the origination of short-term, fixed-rate consumer loans, one-to-four family residential mortgage loans with terms of fifteen years or less and adjustable rate mortgage loans, consumer loans and commercial loans. In addition, the Company has purchased shorter term or adjustable-rate investment securities and mortgage-backed securities.

The Company has a Risk Management Committee comprised of certain members of the Board of Directors which is responsible for reviewing the Company's asset and liability management policies. This committee meets quarterly and reviews interest rate risks and trends, the Company's interest sensitivity position and the liquidity and market value of the Company's investment portfolio.

In an effort to assess market risk, the Company utilizes a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net interest income and the market value of the Company's equity. Certain assumptions are made regarding loan prepayments and decay rates of passbook and NOW accounts. Because it is difficult to accurately project the market reaction of depositors and borrowers, the effects of actual changes in interest on these assumptions may differ from simulated results. The Company has established the following guidelines for assessing interest rate risk:

Net interest margin simulation. Given a parallel shift of 2% in interest rates, the estimated net interest margin may not change by more than 30% within a one-year period.

Market value of equity simulation. The market value of the Company's equity is the present value of the Company's assets and liabilities. Given a parallel shift of 2% in interest rates, the market value of equity may not decrease by more than 50% of total shareholders' equity.

The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at March 31, 1998 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the March 31, 1998 levels.

                                                                         Increase          Decrease
                                                                      --------------    --------------
Parallel shift in interest rates over the next 12 months                1.0%     2.0%      1.0%    2.0%
                                                                      -----    -----    ------    ----
Projected percentage increase/(decrease) in net income                 (6.4%)  (10.2%)    (3.1%)   0.6%
Projected increase/(decrease) in return on average equity              (0.6%)   (1.0%)    (0.3%)     -
Projected increase/(decrease) in earnings per share                    ($.03)   ($.04)    ($.01)     -
Projected percentage increase/(decrease) in market value of equity    (12.4%)  (31.0%)    26.7%   44.3%

The figures included in the table above represent projections which were computed based upon certain assumptions including prepayment rates and decay rates which cannot be accurately predicted. There are no assurances that these assumptions and the resultant impact on the Company's financial ratios will approximate the figures presented above.


PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

Northwest Savings Bank and Northwest Bancorp MHC, along with unrelated parties, have been named as defendants in a class action lawsuit filed in the Allegheny County Court of Common Pleas. This lawsuit is brought on behalf of purchasers of common stock in the Company's initial public offering in November 1994. It alleges that the Company breached its contractual obligations and fiduciary duties by carrying out the offering at a price that allegedly was not justified by market and financial conditions. The Company previously obtained the dismissal of a lawsuit brought by the same counsel in federal court making similar allegations under federal law. Management intends to vigorously defend this lawsuit.

ITEM 2. CHANGES IN SECURITIES
-----------------------------

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable.

ITEM 5. OTHER INFORMATION
-------------------------

HOLDING COMPANY REORGANIZATION
------------------------------

On February 17, 1998 Northwest Savings Bank effectuated the previously approved reorganization into a two-tier holding company structure. The Bank formed a new, state chartered stock holding company, Northwest Bancorp, Inc., which is 69.2% owned by Northwest Bancorp MHC. As a result of this reorganization, Northwest Bancorp, Inc. became the parent company of Northwest Savings Bank and owns 100% of the Bank's common stock. The previous shareholders of Northwest Savings Bank stock received an equivalent number of shares of Northwest Bancorp, Inc. This two-tier holding company structure will give the Company greater flexibility by maintaining the benefits of the mutual holding company while capitalizing on the additional opportunities available to stock holding companies.

STOCK SPLIT
-----------

On October 15, 1997 the Company announced a 2-for-1 stock split in the form of a 100% stock dividend. The terms of the stock dividend provided each shareholder of record as of November 1, 1997 with one additional share of stock for each share held on that date. Such shares were distributed on November 14, 1997.

BUSINESS COMBINATIONS
---------------------

On October 14, 1997 the Company purchased the deposit accounts of a branch office of First Western Bank located in Oil City, Pennsylvania. The branch office had deposits of approximately $11.8 million.

In June 1997, the Company entered into a definitive agreement to acquire Corry Savings Bank which has one office located in Corry, Pennsylvania and assets of approximately $29.0 million. It is expected that, subject to regulatory and shareholder approval, this acquisition will be consummated by the end of the fiscal year. This acquisition will be recorded using the purchase method of accounting.

On December 12, 1997 the Company acquired nine offices and the related deposit accounts from National City Bank of Pennsylvania. All nine offices are located in Northwest Pennsylvania. The offices had deposits totaling approximately $154.3 million.

On March 24, 1998 Northwest Bancorp, Inc. purchased 64.3% of the common stock of Jamestown Savings Bank. This acquisition was recorded using the purchase method of accounting. For financial reporting purposes, the financial results of Jamestown Savings Bank for the seven days ended March 31, 1998 are included in the consolidated statements of Northwest Bancorp, Inc. with the interest of the minority ownership (35.7%) shown as a separate line item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     (a)  Exhibit No. 11 Statement re: computation of per share earnings

                                                             Three Months   Three Months
                                                                Ended           Ended
                                                            March 31,1998   March 31,1997
                                                            --------------  -------------
Net income                                                  $   5,718,864   $  4,595,558

Weighted average common shares outstanding                     46,525,291     46,181,112
                                                            -------------   ------------

Basic earnings per share                                    $        0.12   $       0.10
                                                            =============   ============

Weighted average common shares outstanding                     46,525,291     46,181,112

Common stock equivalents due to effect of stock options           707,369        241,202
                                                            -------------   ------------

Total weighted average common shares and
 equivalents for diluted computation                           47,232,660     46,422,314

Diluted earnings per share                                  $        0.12   $       0.10
                                                            =============   ============

                                                              Nine Months    Nine Months
                                                                Ended           Ended
                                                            March 31,1998   March 31,1997
                                                            --------------  -------------
Net income                                                  $  15,496,784   $  8,627,997

Weighted average common shares outstanding                     46,357,693     46,109,322
                                                            -------------   ------------

Basic earnings per share                                    $        0.33   $       0.19
                                                            =============   ============

Weighted average common shares outstanding                     46,357,693     46,109,322

Common stock equivalents due to effect of stock options           682,857        120,326
                                                            -------------   ------------

Total weighted average common shares and
 equivalents for diluted computation                           47,040,550     46,229,648

Diluted earnings per share                                  $        0.33   $       0.19
                                                            =============   ============

          Exhibit No. 27 Financial Data Schedule attached

     (b)  No Form 8-K reports were filed during the quarter

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                            NORTHWEST BANCORP, INC.



Date: May 12, 1998       By: /s/ John O. Hanna
      -------                --------------------------------
                                  John O. Hanna
                                  President and Chief Executive Officer



Date: May 12, 1998       By: /s/ William J. Wagner
      -------                -------------------------------
                                  William J. Wagner
                                  Chief Operating Officer
                                  Chief Financial Officer