Form 10-Q/A
period 1998-03-31
NORTHWEST BANCORP INC
filed 1998-05-29
CIK 1042064

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______________ to _______________


                        Commission File Number 0-23817
                                               -------


                            Northwest Bancorp, Inc.
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Pennsylvania                                       23-2900888
 --------------------------------                         --------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)


Liberty Street at Second Avenue, Warren Pennsylvania           16365
----------------------------------------------------        ----------
(Address of principal executive offices)                    (Zip Code)


                                (814) 726-2140
                                --------------
             (Registrant's telephone number, including area code)


                                Not applicable
                -----------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ------    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock (.10 par value) 46,837,755 shares outstanding as of March 31, 1998.

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES



                                     INDEX



PART I         FINANCIAL INFORMATION                            PAGE

Item 1.    Financial Statements                                 1 - 8

           - Consolidated Statements of Financial Condition

           - Consolidated Statements of Income

           - Consolidated Statements of Stockholders' Equity

           - Consolidated Statements of Cash Flows

           - Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of              9 - 20
           Financial Condition and Results of
           Operations

Item 3.    Market Risk                                         21 - 22


PART II    OTHER INFORMATION                                   22 - 25

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



Date: May 29, 1998       By: /s/ John O. Hanna
      -------                --------------------------------
                                  John O. Hanna
                                  President and Chief Executive Officer



Date: May 29, 1998       By: /s/ William J. Wagner
      -------                -------------------------------
                                  William J. Wagner
                                  Chief Operating Officer
                                  Chief Financial Officer