Form 10-K
period 1998-06-30
NORTHWEST BANCORP INC
filed 1998-09-28
CIK 1042064

                      SECURITIES AND EXCHANGE COMMISSION
                            450 Fifth Street, N.W.
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 1998
                                      OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to  __________________

                          Commission File No. 0-23817

                             NORTHWEST BANCORP, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                       Pennsylvania                            23-2900888
               -------------------------------            ---------------------
               (State or other jurisdiction of               (I.R.S. Employer
               incorporation or organization)             Identification Number)

     Liberty and Second Streets, Warren, Pennsylvania             16365
     ------------------------------------------------            --------
         (Address of Principal Executive Offices)                Zip Code

                                (814) 726-2140
                        -------------------------------
                        (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock, par value $.10 per share
                                                              --------------------------------------
                                                                               (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES  X . NO    .
                                       ---     ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

         As of June 30, 1998, there were issued and outstanding 14,440,970 shares of the Registrant's Common Stock, not including 32,400,000 shares held by Northwest Bancorp, M.H.C., the Registrant's mutual holding company.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, which amount includes voting stock held by officers and directors, computed by reference to the last sale price on June 30, 1998, as reported by the Nasdaq National Market, was approximately $228.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Stockholders for the fiscal year ended June 30, 1998 (Parts II and IV).

2. Proxy Statement for the November 1998 Annual Meeting of Stockholders (Part
   III).

                                     PART I
                                     ------

ITEM 1.       BUSINESS
              --------

General

         Northwest Bancorp, Inc.

         Northwest Bancorp, Inc. (the "Company") is a Pennsylvania corporation that was formed to become the stock holding company of Northwest Savings Bank (the "Bank") in a transaction (the "Two-Tier Reorganization") that was approved by the Bank's stockholders on December 10, 1997, and completed on February 17, 1998. In the Two-Tier Reorganization, each share of the Bank's common stock was converted into and became a share of common stock of the Company, par value $0.10 per share (the "Common Stock"), and the Bank became a wholly-owned subsidiary of the Company. Northwest Bancorp, MHC (the "Mutual Holding Company"), which owned a majority of the Bank's outstanding shares of common stock immediately prior to completion of the Two-Tier Reorganization, became the owner of the same percentage of the outstanding shares of Common Stock of the Company immediately following the completion of the Two-Tier Reorganization. As of June 30, 1998, the sole activity of the Company was the ownership of all of the issued and outstanding common stock of the Bank and the ownership of approximately 65% of the outstanding shares of common stock of Jamestown Savings Bank ("Jamestown"). Jamestown was formed in November of 1995 as a de novo New York-chartered savings bank headquartered in Jamestown, New York. As of June 30, 1998, Jamestown had assets of $60.0 million and deposits of $54.3 million. At June 30, 1998, the Company has total assets of $2.563 billion and shareholders' equity of $217.9 million.

         As of June 30, 1998, the Company, through the Bank and Jamestown, operated 71 community banking offices throughout its market area in northwest, southwest and central Pennsylvania and Jamestown, New York. The Company, through the Bank and its wholly owned subsidiaries, also operates one mortgage lending office in Pennsylvania and four in New York, and 33 consumer lending offices throughout Pennsylvania and one consumer lending office in New York. The Company has focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 1998, $1.369 billion, or 69.4%, of the Company's total loans receivable were collateralized by one- to four-family residential real estate. The Company, directly or through its subsidiaries, also emphasizes the origination of consumer loans, including home equity, second mortgage, education and other consumer loans. At June 30, 1998, such loans totaled $353.1 million, or 17.9%, of the Company's total loans receivable. To a lesser extent, the Company also originates multifamily residential and commercial real estate loans, which totaled $128.8 million, or 6.5%, of the Company's total loans receivable at June 30, 1998, and commercial business loans, which totaled $123.2 million, or 6.2%, of the Company's total loans receivable.

         The Company's principal sources of funds are deposits, borrowed funds and the principal and interest payments on loans and mortgage-backed securities. The principal source of income is interest received from loans, mortgage-backed securities and investment securities. The Company's principal expenses are the interest paid on deposits and the cost of employee compensation and benefits.

         The Company's principal executive office is located at Liberty and Second Streets, Warren, Pennsylvania, and its telephone number at that address is (814) 726-2140.

         Northwest Savings Bank

         The Bank is a Pennsylvania-chartered stock savings bank headquartered in Warren, which is located in northwestern Pennsylvania. The Bank is a community-oriented institution offering traditional deposit and loan products, and through its subsidiaries, consumer finance services. The Bank's mutual savings bank predecessor was founded in 1896. The Bank in its current stock form was established on November 2, 1994, as a result of the reorganization (the "Reorganization") of the Bank's mutual predecessor into a mutual holding company structure.

At the time of the Reorganization, the Bank issued a majority of its to-be outstanding shares of common stock to the Mutual Holding Company (which was formed in connection with the Reorganization) and a minority of its to-be outstanding shares to stockholders other than the Mutual Holding Company.

         The Bank's principal executive office is located at Liberty and Second Streets, Warren, Pennsylvania, and its telephone number at that address is (814) 726-2140.

Jamestown Savings Bank

         Jamestown began operations on November 9, 1995 as a de novo New York state-chartered stock savings bank. The bank was organized to engage in the retail savings bank business in the area surrounding Jamestown, New York, which is located in Chautauqua County.

         Jamestown was capitalized through an initial public offering of common stock of $7,259,410 which, net of costs associated with the offering of $126,662, resulted in net proceeds of $7,132,748. As part of this initial offering, the Mutual Holding Company purchased 400,000 shares, or 55% of the common stock sold. The Mutual Holding Company continued to accumulate additional ownership in Jamestown and in February 1998 sold its entire ownership position consisting of 490,050 shares to the Company. These shares represented an ownership interest of approximately 64% of the outstanding shares of Jamestown.

         On July 8, 1998 the Company solicited a tender offer to all minority shareholders of Jamestown at a price of $16 per share. As a result of this tender offer, the Company owned 100% of the outstanding shares of Jamestown as of July 31, 1998.

         As of June 30, 1998, Jamestown had three offices in Chautauqua County.

Market Area

         The Company has been, and intends to continue to be, a community-oriented financial institution offering a wide variety of financial services to meet the needs of the communities it serves. The Company is headquartered in Warren, Pennsylvania which is located in the northwestern region of Pennsylvania, and the Company has its highest concentration of deposits and loans in the portion of its office network located in northwestern Pennsylvania. Over the past eight years the Company has expanded, primarily through acquisition, into the southwestern and central regions of Pennsylvania. As of June 30, 1998, the Company operated in Pennsylvania 68 community banking offices, one mortgage lending office and 33 consumer finance offices, located in the following counties in Pennsylvania: Allegheny, Armstrong, Bedford, Butler, Centre, Chester, Clarion, Clearfield, Clinton, Crawford, Cumberland, Dauphin, Elk, Erie, Fayette, Indiana, Jefferson, Lawrence, Lancaster, Lebanon, Luzerne, McKean, Mifflin, Schuylkill, Venango, Warren, Washington, Westmoreland and York. Through Jamestown, the Company operates three community banking offices in Chautauqua County, New York. The Company, through the Bank and its subsidiaries, also operates four mortgage lending offices and one consumer finance office in western New York. The mortgage lending offices are operated to provide an additional source of mortgage loans as well as to provide additional geographic diversity to the Company's mortgage loan portfolio. The consumer finance offices are operated through Northwest Consumer Discount Company, a subsidiary of the Bank. Northwest Consumer Discount Company provides a source of short-term consumer loans, which improve the Company's earnings and reduces its sensitivity to interest rate risk.

         The Company has experienced significant geographic and asset expansion during the past 20 years through internal growth as well as mergers and acquisitions of financial institutions in existing and nearby market areas. This expansion has reflected the Company's strategy of growing in order to be more competitive and to offer a full range of customer services. In 1984, the Company merged with Mutual Savings and Loan Association, which was headquartered in Erie, Pennsylvania, and had assets of approximately $241 million at the time of the merger. As a result of the merger, the Company's total assets increased to approximately $530 million. In 1985 the Company acquired Bakerstown Savings and Loan Association, which had assets of approximately $26 million and also acquired a branch office of another financial institution located in Clarion, Pennsylvania. Branch offices with deposits of $58 million located in Erie, Meadville and Warren were purchased in 1986. Butler Consumer Discount Company, with eight consumer finance offices and assets of approximately $19 million, also was purchased in 1986.

         As part of its efforts to expand its market presence outside of northwestern Pennsylvania, the Company started a de novo office in Hershey, Pennsylvania in 1988. In March of 1990 the Company acquired Horizon Savings Association, which had assets of approximately $34 million and offices in Lewistown and State College. In June 1990 the Company acquired Steitz Savings and Loan with assets of approximately $58 million and with four offices in communities surrounding Lebanon. On October 24, 1991, the Company acquired Preis Consumer Discount Company with six locations in central Pennsylvania and loans of $8.5 million. In 1991 and 1992 the Company continued to expand by opening additional offices in Warren and Bradford, Pennsylvania. In March 1992 the Company acquired American Federal Savings and Loan Association with assets of $119 million and five offices in northwestern Pennsylvania. In September 1993 the Company purchased three full-service office locations in the greater Erie area with deposits of $14 million, and in June 1995 the Company purchased four full-service offices in York and Lancaster counties with deposits of $22 million. During the fiscal year ended June 30, 1995, the Company purchased two consumer discount companies in Jeannette and Zelienople, Pennsylvania, with loans of approximately $13.0 million and purchased a mortgage banking company headquartered in Buffalo, New York, with loan production facilities in Buffalo, Rochester, and Syracuse. During the fiscal year ended June 30, 1996, the bank acquired two financial institutions: First Federal Savings Bank of Kane with assets of $45.6 million and offices in Kane and Clarion, Pennsylvania and First National Bank of Centre Hall with assets of $39.3 million and offices in Centre Hall and State College, Pennsylvania. The Company also acquired a full-service retail facility in Pottsville, Pennsylvania, with deposits of $23.8 million from another financial institution. In February 1997, the Company acquired Bridgeville Savings Bank which had one office in Bridgeville, Pennsylvania and assets of $55.7 million. In March of 1997, the Company acquired St. Marys Consumers Discount Company in St. Marys, Pennsylvania with assets of approximately $1.0 million. In April of 1997, the Company opened an office in Cranberry Township, Venango County, Pennsylvania and in June opened an office in Hanover, Pennsylvania. In June 1997, the Company announced that it had entered into a definitive agreement to acquire Corry Savings Bank, a Pennsylvania-chartered mutual savings bank headquartered in Corry, Pennsylvania with assets of approximately $29.0 million. During the fiscal year ended June 30, 1998 the Company opened two new offices, one in Lititz, Pennsylvania and the other in Lock Haven, Pennsylvania. In October, 1997 the Company purchased a branch office with deposits of $11.8 million from another financial institution. In December, 1997 the Company completed its acquisition of nine branch offices with deposits of $154.3 million from another financial institution. In addition, the Company's consumer discount company subsidiary opened new offices in Brookville, Dubois, Erie, Hazleton and State College, Pennsylvania.

Lending Activities

         General. Historically, the principal lending activity of the Company has been the origination, for retention in its portfolio, of fixed-rate and, to a lesser extent, adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located in its market area. To a lesser extent, the Company also originates loans collateralized by multifamily residential and commercial real estate, construction loans, commercial business loans and consumer loans.

         In an effort to manage interest rate risk, the Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as adjustable-rate mortgage loans, home equity loans, and education loans, and by originating short-term and medium-term fixed-rate consumer loans. The Company also purchases mortgage-backed securities that generally have adjustable interest rates. At June 30, 1998, approximately $170.6 million, or 8.6%, of the Company's total loan portfolio, and $290.1 million, or 94.9%, of the Company's mortgage-backed securities portfolio, consisted of loans or securities with adjustable interest rates. Because the Company also originates a substantial amount of long-term fixed-rate mortgage loans collateralized by one- to four-family residential real estate, when possible, such loans are originated and underwritten according to standards that allow the Company to sell them in the secondary mortgage market for purposes of managing interest-rate risk and liquidity. The Company, through the Bank's mortgage banking subsidiaries, currently sells in the secondary market a limited amount of fixed-rate residential mortgage loans with maturities of more than 15 years, and retains all adjustable-rate mortgage loans and fixed-rate residential mortgage loans with maturities of 15 years or less. The Company is primarily a portfolio lender and at any one time the Company holds only a nominal amount of loans identified as available-for-sale. The Company retains servicing on the mortgage loans it sells and realizes monthly service fee income. The Company retains in its portfolio all consumer loans, multifamily residential and commercial real estate loans, and commercial business loans that it originates.

         Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                                                          At June 30,
                                          ----------------------------------------------------------------------
                                                  1998                     1997                      1996
                                          ------------------      --------------------       -------------------
                                          Amount      Percent     Amount       Percent       Amount      Percent
                                          ------      -------     ------       -------       ------      -------
                                                                   (Dollars in Thousands)
Real estate:
  One- to four-family (1)...........   $ 1,368,736       69.4%   $ 1,096,315       68.8%   $ 1,008,288       70.8%
  Multifamily and commercial........       128,831        6.5        100,912        6.3         97,612        6.8
                                       -----------     ------    -----------     ------    -----------    -------
    Total real estate loans.........     1,497,567       75.9      1,197,227       75.1      1,105,900       77.6
Consumer:
  Home equity and home improvement..        33,963        1.7         37,607        2.4         38,146        2.7
  Education loans...................        59,791        3.0         53,542        3.3         47,842        3.4
  Loans on savings accounts.........         6,898         .4          7,176         .5          6,543         .5
  Other (2).........................       252,443       12.8        212,472       13.3        159,532       11.2
                                       -----------     ------    -----------     ------    -----------    -------
    Total consumer loans (3)........       353,095       17.9        310,797       19.5        252,063       17.7
Commercial business.................       123,188        6.2         86,087        5.4         67,045        4.7
                                       -----------     ------    -----------     ------    -----------    -------
    Total loans receivable, gross...     1,973,850      100.0%     1,594,111      100.0%     1,425,008      100.0%
                                                       ======                    ======                   =======

Deferred loan fees..................        (1,357)                   (2,384)                   (3,495)
Undisbursed loan proceeds...........       (49,435)                  (41,618)                  (33,428)
Allowance for loan losses
  (real estate loans)...............        (8,103)                   (6,898)                   (9,133)
Allowance for loan losses
  (other loans).....................        (7,666)                   (6,713)                   (3,997)
                                       -----------               -----------               -----------
    Total loans receivable, net.....   $ 1,907,289               $ 1,536,498               $ 1,374,955
                                       ===========               ===========               ===========

                                                  1995                     1994
                                       ------------------------------------------------
                                          Amount      Percent      Amount       Percent
                                       -----------    -------    -----------    -------
Real estate:
  One- to four-family (1)...........   $   880,110       73.6%   $   837,896       75.7%
  Multifamily and commercial........        53,022        4.4         65,539        5.9
                                       -----------     ------    -----------     ------
    Total real estate loans.........       933,132       78.0        903,435       81.6
Consumer:
  Home equity and home improvement..        40,547        3.4         41,053        3.7
  Education loans...................        39,315        3.3         31,827        2.9
  Loans on savings accounts.........         5,930         .5          5,313         .5
  Other (2).........................       119,611       10.0        103,945        9.4
                                       -----------     ------    -----------     ------
    Total consumer loans (3)........       205,403       17.2        182,138       16.5
Commercial business.................        56,788        4.8         20,945        1.9
                                       -----------     ------    -----------     ------
    Total loans receivable, gross...     1,195,323      100.0%     1,106,518      100.0%
                                                      =======                   =======

Deferred loan fees..................        (3,772)                   (4,184)
Undisbursed loan proceeds...........       (14,982)                  (28,563)
Allowance for loan losses
  (real estate loans)...............        (8,102)                   (8,340)
Allowance for loan losses
  (other loans).....................        (3,732)                   (2,898)
                                       -----------               -----------
    Total loans receivable, net.....    $1,164,735                $1,062,333
                                       ===========               ===========

---------------------------------------

(1) Includes $46.2 million of loans originated and held by the Bank's subsidiaries at June 30, 1998.

(2) Consist primarily of automobile loans and secured and unsecured personal loans.

(3) Includes $65.3 million of consumer loans originated and held by the Bank's subsidiaries at June 30, 1998.


         Fixed- and Adjustable-Rate Loans. Set forth below are selected data regarding the dollar amounts of the Company's total loans represented by fixed- and adjustable-rate loans at the dates indicated.

                                                                          At June 30,
                                        -----------------------------------------------------------------------------
                                                  1998                       1997                      1996
                                        -----------------------    -----------------------   ------------------------
                                           Amount      Percent        Amount      Percent       Amount       Percent
                                        -----------   ---------    ------------   --------   ------------    --------
                                                                     (Dollars in Thousands)
Mortgage loans:
  Adjustable....................        $    55,493         2.8%   $     78,568        4.9%  $     94,426         6.6%
  Fixed.........................          1,442,074        73.1       1,118,659       70.2      1,011,474        71.0
                                        -----------   ---------    ------------   --------   ------------    --------
   Total mortgage loans.........          1,497,567        75.9       1,197,227       75.1      1,105,900        77.6

Other loans:
  Adjustable....................            117,100         5.9         117,301        7.4        114,943         8.1
  Fixed.........................            359,183        18.2         279,583       17.5        204,165        14.3
                                        -----------   ---------    ------------   --------   ------------    --------
   Total other loans............            476,283        24.1         396,884       24.9        319,108        22.4
                                        -----------   ---------    ------------   --------   ------------    --------
                                        $ 1,973,850      100.0%    $  1,594,111      100.0%  $  1,425,008       100.0%
                                        ===========   =========    ============   ========   ============    ========

                                                  1995                         1993
                                        ---------------------------------------------------
                                           Amount       Percent         Amount     Percent
                                        -----------   ----------    ------------  ---------
Mortgage loans:
  Adjustable....................        $   111,184         9.3%    $    104,717        9.5%
  Fixed.........................            821,948        68.8          798,718       72.1
                                        -----------   ---------     ------------   --------
   Total mortgage loans.........            933,132        78.1          903,435       81.6

Other loans:
  Adjustable....................            117,323         9.8           72,880        6.6

  Fixed.........................            144,868        12.1          130,203       11.8
                                        -----------   ---------     ------------   --------
   Total other loans............            262,191        21.9          203,083       18.4
                                        -----------   ---------     ------------   --------
                                        $ 1,195,323       100.0%    $  1,106,518      100.0%
                                        ===========   =========     ============   ========

         Loan Maturity and Repricing Schedule. The following table sets forth the maturity or period of repricing of the Company's loan portfolio at June 30, 1998. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

                                                                                                           Beyond
                                         Within         1-2           2-3          3-5         5-15          15
                                         1 Year        Years         Years       Years        Years        Years        Total
                                       ---------    ----------   ----------   ----------   ----------   ----------    ----------
                                                                           (In Thousands)
Real estate loans:
 One- to four-family residential       $  59,830    $    2,839   $    6,345   $   41,657   $  572,871   $  685,194    $1,368,736
 Multifamily and commercial.....          23,754         1,739        2,503        4,083       64,401       32,351       128,831
Consumer loans..................         143,052         8,288       24,942      100,389       73,783        2,641       353,095
Commercial business loans.......          47,038         6,151        5,013       12,215       49,214        3,557       123,188
                                       ---------    ----------   ----------   ----------   ----------   ----------    ----------
    Total loans.................       $ 273,674    $   19,017   $   38,803   $  158,344   $  760,269   $  723,743    $1,973,850
                                       =========    ==========   ==========   ==========   ==========   ==========    ==========

         Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at June 30, 1998, the dollar amount of all fixed-rate and adjustable-rate loans due after June 30, 1999. Adjustable- and floating-rate loans are included in the period in which they are contractually due.

                                                                         Fixed      Adjustable     Total
                                                                       ----------   ----------   ----------
                                                                                  (In Thousands)
Real estate loans:
  One- to four-family residential.................................     $1,311,416   $    9,708   $1,321,124
  Multifamily and commercial......................................        106,195        1,395      107,590
Consumer..........................................................        244,327       61,319      305,646
Commercial........................................................         41,144       57,008       98,152
                                                                       ----------   ----------   ----------
  Total...........................................................     $1,703,082   $  129,430   $1,832,512
                                                                       ==========   ==========   ==========

         One- to Four-Family Residential Real Estate Loans. The primary lending activity of the Company consists of the origination for retention in the Company's portfolio of owner-occupied one- to four-family residential mortgage loans secured by properties located in the Company's market area. At June 30, 1998, $1.369 billion, or 69.4%, of the Company's total loan portfolio consisted of one- to four-family residential mortgage loans, including residential construction loans.

         The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 10 to 30 years, with either adjustable or fixed interest rates. Originations of fixed-rate mortgage loans versus adjustable-rate mortgage loans are monitored on an ongoing basis and are affected significantly by such things as the level of market interest rates, customer preference, the Company's interest rate gap position and loan products offered by the Company's competitors. Therefore, even when management's strategy is to increase the originations of adjustable-rate mortgage loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans.

         The Company's fixed-rate loans, whenever possible, are originated and underwritten according to standards that permit sale in the secondary mortgage market. Whether the Company can or will sell fixed-rate loans into the secondary market, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Company's current liquidity and interest rate sensitivity position. The Company historically has been primarily a portfolio lender, and at any one time the Company has held only a nominal amount of loans that may be sold. The Company's current policy is to retain in its portfolio fixed-rate loans with terms of 15 years or less, and sell a limited amount of fixed-rate loans (servicing retained) with terms of more than 15 years. Moreover, the Company is more likely to retain fixed-rate loans if its interest rate sensitivity is within acceptable limits. The Company's mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

         The Company currently offers adjustable-rate mortgage loans with initial interest rate adjustment periods of one and three years, based on changes in a designated market index. The Company determines whether a borrower qualifies for an adjustable-rate mortgage loan based on the fully indexed rate of the adjustable-rate mortgage loan at the time the loan is originated. One- to four-family residential adjustable-rate mortgage loans totalled $53.5 million, or 2.7% of the Company's total loan portfolio at June 30, 1998.

         The primary purpose of offering adjustable-rate mortgage loans is to make the Company's loan portfolio more interest rate sensitive. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans may not offer the Company as predictable cash flows as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower.

         The Company's one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed-rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

         Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Appraisals are generally performed by the Company's in-house appraisal staff. Such regulations permit a maximum loan-to-value ratio of 90% for residential property and 80% for all other real estate loans. The Company's lending policies generally limit the maximum loan-to-value ratio on both fixed-rate and adjustable-rate mortgage loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the real estate that serves as collateral for the loan. The Company makes a limited amount of one- to four-family real estate loans with loan-to-value ratios in excess of 80%. For one- to four-family real estate loans with loan-to-value ratios in excess of 80%, the Company generally requires the borrower to obtain private mortgage insurance on the entire amount of the loan. The Company requires fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing real estate loans made by the Company.

         In the past, the Company purchased loans that are serviced by other institutions and that are secured by one- to four-family residences. At June 30, 1998, the Company's portfolio of loans serviced by others totaled $3.5 million. The Company currently has no formal plans to enter into new loan participations.

         Included in the Company's $1.369 billion of one- to four-family residential real estate loans are $43.3 million, or 2.2% of the Company's total loan portfolio, of construction loans and land loans. The Company offers fixed- and adjustable-rate residential construction loans primarily for the construction of owner-occupied one- to four-family residences in the Company's market area to builders or to owners who have a contract for construction. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. During the construction phase the loans have either a fixed-rate or an adjustable interest rate that adjusts monthly and convert into either a fixed-rate or an adjustable-rate mortgage loan at the end of the construction period. Upon completion of the construction, the permanent loan is priced to reflect a rate no lower than current interest rates on one- to four-family mortgage loans. Advances are made as construction is completed. In addition, the Company originates loans within its market area that are secured by individual unimproved or improved lots. Land loans are currently offered with fixed-rates for terms of up to 5 years. The maximum loan-to-value ratio for the Company's land loans is 75% of the appraised value, and the maximum loan-to-value ratio for the Company's construction loans is 80% of the lower of cost or appraised value.

         Construction lending generally involves a greater degree of credit risk than other one- to four-family residential mortgage lending. The repayment of the construction loan is often dependent upon the successful completion of the construction project. Construction delays or the inability of the borrower to sell the property once construction is completed may impair the borrower's ability to repay the loan.

         Multifamily Residential and Commercial Real Estate Loans. Loans collateralized by multifamily residential and commercial real estate constituted approximately $128.8 million, or 6.5%, of the Company's total loan portfolio at June 30, 1998. The Company's multifamily residential real estate loans are secured by multifamily residences, such as rental properties. The Company's commercial real estate loans are secured by nonresidential properties such as hotels, church property, and retail establishments. At June 30, 1998, a significant portion of the Company's multifamily residential and commercial real estate loans were secured by properties located within the Company's market area. The Company's largest multifamily residential real estate loan relationship at June 30, 1998, had a principal balance of $4.5 million, and was collateralized by a personal care facility in Erie County, Pennsylvania. The Company's largest commercial real estate loan at June 30, 1998, had a principal balance of $3.5 million and was collateralized by land in Central Pennsylvania. Multifamily residential and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates. The terms of each multifamily residential and commercial real estate loan are negotiated on a case-by-case basis. The Company generally makes multifamily residential and commercial real estate loans up to 70% of the appraised value of the property collateralizing the loan.

         Loans secured by multifamily residential and commercial real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily residential and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         Consumer Loans. As of June 30, 1998, consumer loans totaled $353.1 million, or 17.9%, of the Company's total loan portfolio. The principal types of consumer loans offered by the Company are adjustable-rate home equity lines of credit and variable-rate education loans, and fixed-rate consumer loans such as second mortgage loans, automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by deposit accounts. Consumer loans are offered with maturities generally of less than ten years. The Company's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 75% or less. Such loans are offered on an adjustable-rate basis with terms of up to ten years. At June 30, 1998, the disbursed portion of home equity lines of credit totalled $34.0 million, or 9.6%, of consumer loans, with $60.7 million remaining undisbursed.

         The underwriting standards employed by the Company for consumer loans include a determination of the applicant's credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount, and in the case of home equity lines of credit, the Company obtains a title guarantee or an opinion as to the validity of title.

         Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, recreation vehicles, appliances, and furniture. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Company adds a general provision on a regular basis to its consumer loan loss allowance, based on general economic conditions and prior loss experience.

         Commercial Business Loans. The Company currently offers commercial business loans to existing customers to finance various activities in the Company's market area, some of which are secured in part by additional real estate collateral. At June 30, 1998, the Company had 957 commercial business loans outstanding with an aggregate balance of $123.2 million, or 6.2% of the Company's total loan portfolio. As of June 30, 1998, the average commercial business loan balance was approximately $129,000. On June 11, 1995, the Company purchased a portfolio of 26 loans, with an aggregate balance of $35.0 million, made to the employee stock ownership plans ("ESOPs") of 25 different financial institutions and one investment banking company. The portfolio was purchased from the Superintendent of Banking for the State of New York, who was acting as the receiver for a New York- chartered trust company. The interest rates on these loans adjust each quarter based upon changes to either the prime rate or federal funds rate. The loans are collateralized by the stock of the financial institution which formed the ESOP, and in some cases have additional collateral in the form of treasury securities or cash deposits. The largest ESOP loan had a balance as of June 30, 1998 of $3.7 million and the borrower is the ESOP of a bank in New Jersey. The average balance of the loans in the portfolio was approximately $1.2 million with only 5 loans having a balance in excess of $1.0 million.

         Other than the aforementioned ESOP loans, the largest commercial business loan had a principal balance of $4.4 million, was to a Pennsylvania municipality and was secured by anticipated state grants and local tax revenue.

         Commercial business loans are offered with both fixed and adjustable interest rates and with terms of up to 15 years. Underwriting standards employed by the Company for commercial business loans include a determination of the applicant's ability to meet existing obligations and payments on the proposed loan from normal cash flows generated by the applicant's business. The financial strength of each applicant also is assessed through a review of financial statements provided by the applicant.

         Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. The Company generally obtains personal guarantees from the borrower or a third party as a condition to originating its commercial business loans.

         Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. All of the Company's loan originators, except the originators for the Bank's New York-based mortgage banking subsidiary, are salaried employees, and the Company does not pay commissions in connection with loan originations. The loan originators employed by the Bank's New York-based mortgage banking subsidiary are paid a commission based upon the loans they originate. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an in-house appraiser or an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. A loan processor in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. The Company has a formal loan policy which assigns lending limits to the Company's various loan officers. Also, the Company has a Senior Loan Committee which meets as needed to review and verify that the assigned lending limits are being followed and to monitor the Company's lending policies and the Company's loan activity. The Senior Loan Committee also has lending authority as designated in the Company's loan policy which is approved by the Board of Directors. Loans exceeding the limits established for the Senior Loan Committee must be approved by the Executive Committee of the Board of Directors or by the entire Board of Directors. The Company's policy is to make no loans either individually or in the aggregate to one entity in excess of $7.5 million. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Company, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At June 30, 1998, the Company had commitments to originate $118.3 million of loans.

         If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral and required insurance coverage. The borrower must provide proof of fire and casualty insurance on the property (and, as required, flood insurance) serving as collateral, which insurance must be maintained during the full term of the loan. A title guaranty, based on a title search of the property, is required on all loans secured by real property.

         Origination, Purchase and Sale of Loans. The table below shows the Company's originations of loans for the periods indicated.



                                                                              Years Ended June 30,
                                                                       ------------------------------------
                                                                         1998         1997         1996
                                                                       ----------   ----------   ----------
                                                                                    (In Thousands)

Loans receivable, net, at beginning of period.....................     $1,536,498   $1,374,955   $1,164,735
Originations:
   Real estate loans..............................................        537,203      290,778      351,146
   Consumer and commercial business loans.........................        264,942      272,410      213,234
                                                                       ----------   ----------   ----------
    Total loan originations.......................................        802,145      563,188      564,380

Principal repayments:
   Real estate loans..............................................       (254,544)    (172,847)    (144,680)
   Consumer and commercial business loans.........................       (170,781)    (198,448)    (171,894)
                                                                       ----------   ----------   ----------
    Total repayments..............................................       (425,325)    (371,295)    (316,574)

Loan purchases including acquisitions.............................         26,904       19,289       63,548
Loan sales........................................................        (30,094)     (47,985)     (99,062)
Transfer to REO...................................................         (2,839)      (1,654)      (2,072)
                                                                       ----------   ----------   ----------
    Loans receivable, net, at end of period.......................     $1,907,289   $1,536,498   $1,374,955
                                                                       ==========   ==========   ==========

         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. To the extent that loans are originated or acquired for the Company's portfolio, Statement of Financial Accounting Standards No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At June 30, 1998, the Company had $1.4 million of deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

         In addition to loan origination fees, the Company also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations. The Company recognized fees and service charges of $3.3 million, $2.4 million and $2.0 million, for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

         Loans-to-One Borrower. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At June 30, 1998, the largest aggregate amount loaned by the Company to one borrower totaled $4.8 million and was secured by commercial real estate. The Company's second largest lending relationship totaled $4.5 million and was secured by a personal care facility in Erie County, Pennsylvania. The Company's third largest lending relationship was for a Pennsylvania municipality's sewer project which totaled $4.4 million and was secured by state grant money and local tax revenue. The Company's fourth largest lending relationship totaled $3.9 million and was secured by a limited care apartment facility in Warren County, Pennsylvania. The Company's fifth largest lending relationship totaled $3.7 million and was made to the ESOP of a financial institution located in New Jersey. The loan is secured by the undistributed shares of the common stock of the financial institution that are owned by the ESOP.

Delinquencies and Classified Assets

         Collection Procedures. The Company's collection procedures provide that when a loan is five days past due, a computer-generated late notice is sent to the borrower requesting payment. If delinquency continues, at 15 days a delinquent notice, plus a notice of a late charge, is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency. Also, plans to arrange a repayment plan are made. If a loan becomes 60 days past due, a collection letter is sent, personal contact is attempted, and the loan becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is given information which provides access to consumer counseling services, to the extent required by regulations of the Department of Housing and Urban Development. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.

         Nonperforming Assets. Loans are reviewed on a regular basis and are placed on a nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are automatically placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is charged against interest income. At June 30, 1998, the Company had nonperforming loans of $8.6 million, and a ratio of nonperforming loans to net loans receivable of .45%.

         Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as Real Estate Owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of REO is charged against earnings. At June 30, 1998, the Company had approximately $3.5 million of property acquired as the result of foreclosure, and classified as REO. At June 30, 1998, the Company had non-performing assets of $12.1 million and a ratio of nonperforming assets to total assets of .47%.

         Loans Past Due and Nonperforming Assets. The following table sets forth information regarding the Company's loans 30 days or more past due, nonaccrual loans 90 days or more past due, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more, the Company fully reserves all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Company did not have any material restructured loans within the meaning of SFAS 15.



                                                                             At June 30,
                                                        1998              1997        1996         1995         1994
                                                 ------------------    ---------    --------     --------     --------
                                                 Number     Balance
                                                                       (Dollars in Thousands)
Loans past due 30 days to 59 days:
  One- to four-family residential loans......        112    $ 4,842    $ 3,224      $ 3,031      $ 2,140      $ 4,354
  Multifamily and commercial loans...........          1         79         --          423          281           --
  Consumer loans.............................        917      3,632      2,477        2,178        1,135        1,111
  Commercial business loans..................          4        458        183          240           --           76
                                                 -------    -------    -------      -------      -------      -------
   Total loans past due 30 days to 59 days...      1,034    $ 9,011    $ 5,884      $ 5,872      $ 3,556      $ 5,541
                                                 -------    -------    -------      -------      -------      -------

Loans past due 60 days to 89 days:
  One- to four-family residential loans......         61    $ 2,386    $ 1,491      $ 1,153      $ 1,165      $ 1,065
  Multifamily and commercial loans...........          1        219         --           21          139           --
  Consumer loans.............................        277        954        908        1,143          443          398
  Commercial business loans..................          2        841        180          148           45            4
                                                 -------    -------    -------      -------      -------      -------
   Total loans past due 60 days to 89 days...        341    $ 4,400    $ 2,579      $ 2,465      $ 1,792      $ 1,467
                                                 -------    -------    -------      -------      -------      -------

Loans past due 90 days or more (1):
  One- to four-family residential loans......        135    $ 6,013    $ 6,229      $ 4,913      $ 6,473      $ 6,432
  Multifamily and commercial loans...........          1        390      2,585        2,704        3,262        6,797
  Consumer loans.............................        379      1,631      1,161          772          539          652
  Commercial business loans..................          6        578        455        1,092          150          273
                                                 -------    -------    -------      -------      -------      -------
   Total loans past due 90 days or more......        521    $ 8,612    $10,430      $ 9,481      $10,424      $14,154
                                                 -------    -------    -------      -------      -------      -------

Total loans 30 days or more past due.........      1,896    $22,023    $18,893      $17,818      $15,772      $21,162
                                                 =======    =======    =======      =======      =======      =======

Total loans 90 days or more past due (1).....        521    $ 8,612    $10,430      $ 9,481      $10,424      $14,154

Total REO....................................         42      3,506      4,549        5,771        5,895        7,701
                                                 -------    -------    -------      -------      -------      -------

Total loans 90 days or more past due and REO.        563    $12,118    $14,979      $15,252      $16,319      $21,855
                                                 =======    =======    =======      =======      =======      =======

Total loans 90 days or more past due to
  net loans receivable.......................                  .45%       .68%         .69%         .89%        1.33%
Total loans 90 days or more past due
  and REO to total assets....................                  .47%       .72%         .81%        1.03%        1.53%

------------------------------------
(1) The Company classifies as nonperforming all loans 90 days or more delinquent.

         During the fiscal year ended June 30, 1998, gross interest income of approximately $250,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. No interest income on nonaccrual loans was included in income during such period except for $230,000 of cash interest payments received.

         The Company had one nonperforming asset with a carrying value exceeding $1.0 million at June 30, 1998. This asset consisted of an apartment complex and adjacent vacant land in New York State located approximately 25 miles from the Company's corporate headquarters. The loan on this property was originated in 1978, and the Company foreclosed on the property in 1987. The asset is held for sale and had a carrying value of $1.4 million as of June 30, 1998.

         Classification of Assets. The Company's policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as debt and equity securities, considered to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. At June 30, 1998, the Company had seven loans, with an aggregate principal balance of $7.8 million, designated as special mention.

         When a savings bank classifies problem assets as either substandard or doubtful, it is required to establish general valuation allowances or "loss reserves" in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings bank classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. A savings bank's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations. The Company's largest classified assets are also the Company's largest nonperforming assets and are discussed above.


         The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.


                                                                                        At June 30,
                                                                       --------------------------------------------
                                                                         1998              1997            1996
                                                                       --------         --------          --------
                                                                                      (In Thousands)

Substandard assets............................................         $ 20,138         $ 24,242          $ 19,594
Doubtful assets...............................................               --              260                95
Loss assets...................................................               --              133                --
                                                                       --------         --------          --------
   Total classified assets....................................         $ 20,138         $ 24,635          $ 19,689
                                                                       ========         ========          ========

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and valuation of foreclosed real estate. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

         The Company provided $4.1 million, $2.5 million and $1.5 million, to its allowance for loan losses for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. At June 30, 1998, the total allowance was $15.8 million, which amounted to .83% of total net loans and 183.1% of nonperforming loans. The allowance is established based upon the Company's evaluation of the risks inherent in its loan portfolio. The Company will continue to monitor and modify the level of its allowance for loan losses in order to maintain it at a level which management considers adequate to provide for potential loan losses. For the fiscal years ended June 30, 1998, 1997 and 1996, the Company had charge-offs of $2.5 million, $2.5 million and $1.3 million, respectively, against this allowance.

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.


                                                                                 Years Ended June 30,
                                                            ---------------------------------------------------------------
                                                               1998         1997          1996         1995         1994
                                                            ----------   ---------    -----------   ----------  -----------
                                                                                     (In Thousands)
Net loans receivable.............................           $1,907,289   $1,536,498   $1,374,955    $1,164,735  $1,062,533
Average loans outstanding........................            1,673,599    1,449,807    1,243,758     1,093,602   1,036,819

Allowance for loan losses balance at
  beginning of period............................               13,611       13,130       11,833        11,238      10,999
Provision for loan losses........................                4,072        2,491        1,502         1,098       1,728
Charge-offs:
  Real estate loans:.............................                 (132)        (383)        (141)          (53)       (587)
  Consumer loans.................................               (2,384)      (2,004)      (1,192)         (830)       (873)
  Commercial loans...............................                   --         (150)          --          (188)       (160)
                                                            ----------   -----------   ---------    -----------  ----------
   Total charge-offs.............................               (2,516)      (2,537)      (1,333)       (1,071)     (1,620)
                                                            ----------   ----------    ---------    ----------   ---------
Recoveries:
  Real estate loans..............................                   --           10          176            --          --
  Consumer loans.................................                  393          363          250           332          90
  Commercial loans...............................                   --            1            2             1          41
                                                            ----------   ----------    ---------    ----------   ---------
   Total recoveries..............................                  393          374          428           333         131
Acquired through acquisition.....................                  209          153          700           235          --
                                                            ----------   ----------    ---------    ----------   ---------
  Allowance for loan losses balance
     at end of period............................           $   15,769   $   13,611    $  13,130    $   11,833   $  11,238
                                                            ==========   ==========    =========    ==========   =========


Allowance for loan losses as a percentage of net
  loans receivable...............................                 .83%         .89%         .95%         1.02%       1.06%
Net loans charged-off as a percentage of average
  loans outstanding(1)...........................                 .15%         .17%         .11%          .10%        .16%
Allowance for loan losses as a percentage of
  nonperforming loans............................              183.10%      130.50%      138.49%       113.52%      79.40%
Allowance for loan losses as a percentage
  of nonperforming loans and REO.................              130.13%       90.87%       86.09%        72.51%      51.42%


         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.

                                                                        At June 30,
                         ----------------------------------------------------------------------------------------------------------
                                1998                  1997                  1996                  1995                  1994
                         ------------------    ------------------    ------------------    ------------------    ------------------
                                       % of                  % of                  % of                 % of                   % of
                                      Total                 Total                 Total                 Total                 Total
                         Amount   Loans (1)    Amount   Loans (1)    Amount   Loans (1)    Amount   Loans (1)    Amount   Loans (1)
                         -------- ---------    -------- ---------    -------- ---------    -------- ---------    -------- ---------
                                                                   (Dollars in Thousands)
Balance at end of
period  applicable to:
  Real estate loans..   $  8,103      75.9%   $  6,898      75.1%   $  9,133      77.6%   $  8,101      78.0%   $  8,475      81.6%
  Consumer loans.....      4,957      17.9       4,499      19.5       3,009      17.7       2,773      17.2       2,350      16.5
  Commercial business
   loans.............      2,709       6.2       2,214       5.4         988       4.7         959       4.8         413       1.9
                        --------   -------    --------   -------    --------   -------    --------   -------    --------   -------

   Total allowance for
    loan losses......   $ 15,769     100.0%   $ 13,611     100.0%   $ 13,130     100.0%   $ 11,833     100.0%   $ 11,238     100.0%
                        ========   =======    ========   =======    ========   =======    ========   =======    ========   =======

-------------------------------------
(1) Represents percentage of loans in each category to total loans.

Investment Activities

         The Company's investment portfolio comprises mortgage-backed securities, investment securities, and cash and cash equivalents. In recent years, the Company generally has increased both the percentage of its assets held in its investment securities portfolio, and the percentage of assets held in the mortgage-backed securities portfolio. This increase in investment securities and mortgage-backed securities resulted from the Company leveraging its capital by borrowing funds and investing the proceeds in marketable securities in order to improve net interest income. In addition, any excess funds resulting from the acquisition of branch offices, and the related deposits, from other financial institutions is invested by the Company. Also, the Company maintains a high percentage of its assets in marketable securities and cash equivalents to assist in asset/liability management.

         The majority of the Company's mortgage-backed securities are issued or guaranteed by the United States Government or agencies thereof. At June 30, 1998, the carrying value of mortgage-backed securities totaled $305.8 million compared to $291.6 million at June 30, 1997. Of this $305.8 million, $290.1 million had adjustable-rates and $15.7 million had fixed-rates and $295.4 million were either issued by or collateralized by GNMA, FNMA or FHLMC.

         The carrying value of the Company's investment securities totaled $204.2 million at June 30, 1998, compared to $122.1 million at June 30, 1997. This 67.2% increase in investment securities resulted from the purchase of $30.0 million of trust preferred securities and $30.0 million of municipal bonds. These securities offer attractive yields compared to other investments typically purchased by the Company and were purchased in an effort to enhance interest income. The Company's cash and cash equivalents, consisting of cash and due from banks, and interest-earning deposits with other financial institutions, totaled $59.4 million at June 30, 1998, compared to $71.5 million at June 30, 1997. The Company reduced its investment in such assets because the yield of such investments are generally lower than yields offered on other types of investment securities.

         The Company is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. The Company generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities.

         Purchases, Sales, and Repayments of Investment and Mortgage-Backed Securities. Set forth below is information relating to the Company's purchases, sales and repayments of investment securities and mortgage-backed securities for the periods indicated.

                                                                                   Years Ended June 30,
                                                                       ---------------------------------------------
                                                                         1998              1997             1996
                                                                       ---------        ---------         ---------
                                                                                      (In Thousands)
Mortgage-backed securities balance at beginning of period (1).         $ 291,597        $ 291,446         $ 243,184
Purchases.....................................................            62,366           10,892            59,453
Sales.........................................................           (27,618)         (14,554)               --
Securities acquired by business combination...................             5,391           18,788             4,854
Increase (decrease) in market value of securities available
  for sale....................................................               845           (1,532)             (519)
Principal payments and amortization of premiums and discounts.           (26,817)         (13,443)          (15,526)
                                                                       ---------        ---------         ---------
Mortgage-backed securities balance at end of period (1).......         $ 305,764        $ 291,597         $ 291,446
                                                                       =========        =========         =========

Investment securities balance at beginning of period (2)......         $ 122,103        $ 106,047         $  66,884
Purchases.....................................................           141,094           19,100            40,120
Sales.........................................................           (46,471)              --                --
Securities acquired by business combination...................            17,076            9,120             8,834
Increase in market value of securities available for sale.....             2,901              969               208
Maturities and amortization of premiums and discounts.........           (32,490)         (13,133)           (9,999)
                                                                       ---------        ---------         ---------
Investment securities balance at end of period (2)............         $ 204,213        $ 122,103         $ 106,047
                                                                       =========        =========         =========

-------------------------------------
(1) Includes mortgage-backed securities available for sale and held to maturity.
(2) Includes investment securities available for sale and held to maturity.

         Amortized Cost and Market Value of Investment and Mortgage-Backed Securities. The following table sets forth certain information regarding the amortized cost and market values of the Company's investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

                                                                                         At June 30,
                                                              --------------------------------------------------------------
                                                                      1998                  1997                 1996
                                                              --------------------  -------------------  -------------------

                                                              Amortized    Market   Amortized   Market   Amortized   Market
                                                                 Cost      Value       Cost     Value       Cost     Value
                                                              ---------  ---------  ---------  --------  ---------  --------
                                                                                       (In Thousands)
Mortgage-backed securities held to maturity:
  Fixed-rate pass through certificates..............          $  5,663   $  5,745   $ 10,853   $ 10,771  $ 11,063   $ 10,863
  Variable-rate pass through certificates...........             9,936     10,059     13,397     13,690     2,998      3,151
  Fixed-rate collateralized mortgage obligations
    ("CMOs")........................................             4,578      4,571      1,400      1,399       761        736
  Variable-rate CMOs................................            90,064     88,520     84,911     82,999    87,110     85,446
                                                              --------   --------   --------   --------  --------   --------
    Total mortgage-backed securities held to
      maturity......................................            110,241   108,895    110,561    108,859   101,932    100,196
                                                                -------  --------   --------   --------  --------   --------
Mortgage-backed securities available for sale:
  Fixed-rate pass through certificates..............          $  5,396   $  5,391   $ 36,782   $ 37,896  $ 51,328   $ 52,655
  Variable-rate pass through certificates...........            11,523     11,579        770        784     1,041      1,047
  Fixed-rate collateralized mortgage obligations
    ("CMOs")........................................                37         35         99        107     1,854      1,854
  Variable-rate CMOs................................           178,000    178,518    143,658    142,249   134,032    133,958
                                                              --------   --------   --------   --------  --------   --------
    Total mortgage-backed securities available
      for sale......................................           194,956    195,523    181,309    181,036   188,255    189,514
                                                              --------   --------   --------   --------  --------   --------
    Total mortgage-backed securities................          $305,197   $304,418   $291,870   $289,895  $290,187   $289,710
                                                              ========   ========   ========   ========  ========   ========
Investment securities held to maturity:
  U.S. Government and agency........................          $ 51,358   $ 51,982   $ 42,868   $ 43,334  $ 53,836   $ 54,260
  Municipal securities..............................             3,811      3,947         --         --        --         --
  Corporate debt issues.............................            27,852     27,993        551        551       250        281
  Equity securities.................................                --         --         --         --        --         --
                                                              --------   --------   --------   --------  --------   --------
    Total investment securities held to maturity....          $ 83,021   $ 83,922   $ 43,419   $ 43,885  $ 54,086   $ 54,541
                                                              ========   ========   ========   ========  ========   ========
Investment securities available for sale:
  U.S. Government and agency .......................          $ 75,826   $ 76,995   $ 63,290   $ 63,272  $ 47,083   $ 46,998
  Municipal securities..............................            37,307     38,289     11,322     11,489     1,430      1,422
  Corporate debt issues.............................               985        985         --         --     1,401      1,400
  Equity securities.................................             2,229      4,923      2,169      3,923     1,113      2,141
                                                              --------   --------   --------   --------  --------   --------
    Total investment securities available for sale..          $116,347   $121,192   $ 76,781   $ 78,684  $ 51,027   $ 51,961
                                                              ========   ========   ========   ========  ========   ========


         Issuers of Mortgage-Backed Securities. The following table sets forth information regarding the issuers and the carrying value of the Company's mortgage-backed securities held to maturity and mortgage-backed securities available for sale.

                                                                                        At June 30,
                                                                       ---------------------------------------------
                                                                         1998              1997             1996
                                                                       ---------        ---------         ----------
                                                                                      (In Thousands)
Mortgage-backed securities:
  FNMA............................................................     $ 143,992        $ 140,775         $ 142,757
  GNMA............................................................        12,457           29,338            39,513
  FHLMC...........................................................       138,962          120,400           107,463
  Other (non-agency)..............................................        10,353            1,084             1,713
                                                                       ---------        ---------         ---------
        Total mortgage-backed securities..........................     $ 305,764        $ 291,597         $ 291,446
                                                                       =========        =========         =========

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for the Company's investment securities and mortgage-backed securities portfolios at June 30, 1998. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

                                                                              At June 30, 1998
                                           --------------------------------------------------------------------------------------
                                             One Year or Less      One to Five Years     Five to Ten Years    More than Ten Years
                                           --------------------  --------------------  -------------------   --------------------
                                                     Annualized            Annualized            Annualized            Annualized
                                                      Weighted              Weighted              Weighted              Weighted
                                           Amortized  Average    Amortized  Average    Amortized  Average    Amortized  Average
                                             Cost      Yield       Cost      Yield       Cost      Yield       Cost      Yield
                                           --------- ----------  --------- ----------  --------- ----------  --------- ---------
                                                                           (Dollars in Thousands)
Investment securities held to maturity:
  U.S. Government and agency obligations    $  9,978     6.22%    $ 26,380    6.87%     $     --      --%     $ 15,000    7.30%
  Municipal securities...................         --       --           --      --            --      --         3,811    5.15
  Corporate debt issues..................        100     5.30           --      --         2,305    8.08        25,447    7.80
                                            --------   ------     --------   -----      --------   -----      --------   -----
   Total investment securities held to
    maturity.............................     10,078     6.21       26,380    6.87         2,305    8.08        44,258    7.40

Investment securities available for sale:
  U.S. Government and agency obligations       4,587     6.26       53,015    6.44         5,991    6.40        12,233    6.99
  Equity securities......................         --       --           --      --            --      --            --      --
  Municipal securities...................         --       --        2,158    5.30         5,304    5.58        29,845    5.20
  Corporate debt issues..................         --       --           --      --            --      --           985    6.46
                                            --------   ------     --------   -----      --------   -----      --------   -----
   Total investment securities available
    for sale.............................      4,587     6.26       55,173    6.40        11,295    6.02        43,063    5.74

Mortgage-backed securities held to
 maturity:
  Pass-through certificates.............      14,282     6.67           --      --            --      --         1,317    8.67
  CMOs..................................      90,064     6.02           --      --           452    9.82         4,126    6.04
                                            --------   ------     --------   -----      --------   -----      --------   -----
   Total mortgage-backed securities held
    to maturity.........................     104,346     6.11           --      --           452    9.82         5,443    6.68

Mortgage-backed securities available for
 sale:
  Pass through certificates.............      11,523     5.88          303    5.86         1,657    6.40         3,436    6.26
  CMOs..................................     178,000     6.34           --      --            37   10.21            --      --
                                            --------   ------     --------   -----      --------   -----      --------   -----
   Total mortgage-backed securities
    available for sale..................     189,523     6.32          303    5.86         1,694    6.48         3,436    6.26
                                             -------   ------     --------   -----      --------   -----      --------   -----
Total investment securities and
 mortgage-backed securities............     $308,534     6.24%    $ 81,856    6.55%     $ 15,746    6.48%     $ 96,200    6.58%
                                            ========   ======     ========   =====      ========   =====      ========   =====

                                                   At June 30, 1998
                                            -------------------------------
                                                         Total
                                            -------------------------------
                                                                 Annualized
                                                                  Weighted
                                            Amortized    Market    Average
                                              Cost        Value    Yield
                                            --------    -------- ----------
                                                (Dollars in Thousands)
Investment securities held to maturity:
  U.S. Government and agency obligations     $ 51,358   $ 51,982    6.87%
  Municipal securities...................       3,811      3,947    5.15
  Corporate debt issues..................      27,852     27,993    7.82
                                             --------   --------   -----
   Total investment securities held to
    maturity.............................      83,021     83,922    7.11

Investment securities available for sale:
  U.S. Government and agency obligations       75,826     76,995    6.52
  Equity securities......................       2,229      4,923    4.13
  Municipal securities...................      37,307     38,289    5.26
  Corporate debt issues..................         985        985    6.46
                                             --------   --------   -----
   Total investment securities available
    for sale.............................     116,347    121,192    6.07

Mortgage-backed securities held to
 maturity:
  Pass-through certificates.............       15,599     15,804    6.84
  CMOs..................................       94,642     93,091    6.04
                                             --------   --------   -----
   Total mortgage-backed securities held
    to maturity.........................      110,241    108,895    6.15

Mortgage-backed securities available for
 sale:
  Pass through certificates.............       16,919     16,970    6.01
  CMOs..................................      178,037    178,553    6.34
                                             --------   --------   -----
   Total mortgage-backed securities
    available for sale..................      194,956    195,523    6.32
                                             --------   --------   -----
Total investment securities and
 mortgage-backed securities............      $504,565   $509,532    6.35%
                                             ========   ========   =====

Sources of Funds

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, operations and, if needed, borrowings from the FHLB. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including checking accounts, passbook savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. While the Company accepts deposits of $100,000 or more, it does not offer substantial premium rates for such deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Company does not obtain funds through brokers, nor does it solicit funds outside its market area.

         The following table sets forth the savings activities of the Company for the periods indicated.

                                                                                   Years Ended June 30,
                                                                       ---------------------------------------------
                                                                         1998              1997             1996
                                                                       -----------      -----------       ----------
                                                                                      (In Thousands)
Balance at beginning of period....................................     $ 1,640,815      $ 1,450,047       $1,283,935
Savings deposits..................................................       1,136,796          993,411          660,132
Savings withdrawals...............................................      (1,119,518)        (913,573)        (648,646)
Net checking activity.............................................          79,691           23,671           14,616
Deposits acquired.................................................         220,243           34,594           95,994
                                                                       -----------      -----------       ----------
  Net increase before interest credited...........................         317,212          138,103          122,096
Interest credited.................................................          64,476           52,665           44,016
                                                                       -----------      -----------       ----------
    Net increase in deposits......................................         381,688          190,768          166,112
                                                                       -----------      -----------       ----------
        Balance at end of period..................................     $ 2,022,503      $ 1,640,815       $1,450,047
                                                                       ===========      ===========       ==========

         The following table sets forth the dollar amount of savings deposits in the various types of savings accounts/offered by the Company between the dates indicated.

                                                                         At June 30,
                            ------------------------------------------------------------------------------------------------------
                                          1998                              1997                              1996
                            --------------------------------   --------------------------------   --------------------------------
                             Balance   Percent (1)  Rate (2)    Balance   Percent (1)  Rate (2)    Balance   Percent (1)  Rate (2)
                            ---------  -----------  --------   ---------  -----------  --------   ---------  -----------  --------
                                  (Dollars in Thousands)
Savings accounts.........  $  340,377     16.83%      3.30%    $  299,365    18.24%       3.30%   $  296,099     20.42%      3.30%
Checking accounts........     315,755     15.61       1.61        222,845    13.58        2.12       195,019     13.45       2.12
Money market accounts....     114,187      5.65       3.68         83,609     5.10        3.37        82,552      5.69       3.37
Certificates of deposit:
  Maturing within 1 year.     771,665     38.15       5.57        607,421    37.02        5.61       512,392     35.34       5.36
  Maturing 1 to 3 years..     404,175     19.98       5.90        357,070    21.76        6.01       259,539     17.90       5.78
  Maturing more than
   3 years...............      76,344      3.78       6.00         70,505     4.30        6.03       104,446      7.20       6.44
                            ---------    ------    -------      ---------   ------     -------     ---------    ------    -------
   Total certificates....   1,252,184     61.91       5.70      1,034,996    63.08        5.78       876,377     60.44       5.61
                            ---------    ------    -------      ---------   ------     -------     ---------    ------    -------

Total deposits...........  $2,022,503     100.0%      4.55%    $1,640,815   100.00%       4.71%   $1,450,047     100.0%      4.21%
                           ==========    ======    =======     ==========   ======     =======    ==========    ======    =======

---------------------------------------
(1)  Represents percentage of total deposits.
(2)  Represents weighted average nominal rate.

      Time Deposit Rates. The following table sets forth the time deposits in the Company classified by rates as of the dates indicated:


                                                        At June 30,
                                            ------------------------------------
                                              1998         1997        1996
                                            ----------  -----------  -----------
Rate                                                  (In Thousands)
-----

2.00 - 2.99%...........................     $       88  $        37  $        36
3.00 - 3.99%...........................          2,956        1,234        7,812
4.00 - 4.99%...........................        121,533       63,668      138,758
5.00 - 5.99%...........................        760,738      576,850      409,023
6.00 - 6.99%...........................        312,693      329,083      242,428
7.00 - 7.99%...........................         47,959       55,170       69,629
8.00% or greater.......................          6,217        8,954        8,691
                                            ----------  -----------  -----------
                                            $1,252,184  $ 1,034,996  $   876,377
                                            ==========  ===========  ===========


      Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at June 30, 1998.

                                                          Amount Due
                                 --------------------------------------------------------------
                                 Less Than       1-2          2-3        After 3
                                 One Year       Years        Years        Years        Total
                                 ---------    ---------    ---------     --------     ---------
Rate                                                    (In Thousands)
----
2.00 - 2.99%..................   $      42    $      --    $      46     $     --    $       88
3.00 - 3.99%..................       1,876          132           89          859         2,956
4.00 - 4.99%..................     118,702        2,536          182          113       121,533
5.00 - 5.99%..................     476,309      202,982       45,236       36,211       760,738
6.00 - 6.99%..................     170,376      103,693        8,196       30,428       312,693
7.00 - 7.99%..................       1,625       35,860        1,825        8,649        47,959
8.00% or greater..............       2,735        2,253        1,145           84         6,217
                                 ---------    ---------    ---------     --------    ----------
Total.........................   $ 771,665    $ 347,456    $  56,719     $ 76,344    $1,252,184
                                 =========    =========    =========     ========    ==========

      Large Certificates of Deposit Maturities. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 1998.


                                                                Certificates
         Maturity Period                                         of Deposit
         ---------------                                         ----------
                                                               (In Thousands)

         Three months or less.............................      $    30,738
         Three through six months.........................           22,525
         Six through twelve months........................           46,234
         Over twelve months...............................           51,771
                                                                -----------
              Total.......................................      $   151,268
                                                                ===========

Borrowings

         Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company also relies upon borrowings from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Borrowings from the FHLB typically are collateralized by the Company's stock in the FHLB and a portion of the Company's first mortgage loans. At June 30, 1998, the Company had $232.1 million of borrowings outstanding from the FHLB.

         The FHLB functions as a central reserve bank providing credit for the Company and other member financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of such stock and certain of its first mortgage loans and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Borrowings are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of borrowings are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. All FHLB borrowings have fixed interest rates and original maturities of between one day and twenty years.

                                                                              During the Year Ended June 30,
                                                                       -------------------------------------------
                                                                         1998              1997            1996
                                                                       ---------        ---------        ---------
                                                                                 (Dollars in Thousands)
FHLB Pittsburgh borrowings:
  Average balance outstanding (1) ................................     $ 144,798        $ 141,108        $ 117,919
  Maximum outstanding at end of any month during period...........       237,161        $ 164,212        $ 200,603
  Balance outstanding at end of period............................       232,161        $ 164,212        $ 200,603
  Weighted average interest rate during period....................          5.20%            5.73%            5.30%
  Weighted average interest rate at end of period.................          5.86%            6.12%            5.67%

Reverse repurchase agreements:
  Average balance outstanding (1) ................................     $  41,220        $  16,578        $     267
  Maximum outstanding at end of any month during period...........        50,028        $  50,116        $     800
  Balance outstanding at end of period............................        50,028        $  50,116        $      --
  Weighted average interest rate during period....................          5.31%            5.86%            3.40%
  Weighted average interest rate at end of period.................          5.48%            5.60%              --%

Other borrowings:
  Average balance outstanding (1) ................................     $   8,264        $  10,075        $  12,151
  Maximum outstanding at end of any month during period...........         9,056        $  11,462        $  13,368
  Balance outstanding at end of period............................         7,517        $   9,130        $  11,158
  Weighted average interest rate during period....................          5.36%            6.95%            7.59%
  Weighted average interest rate at end of period.................          6.84%            6.96%            7.52%

Total borrowings:
  Average balance outstanding (1) ................................     $ 194,282        $ 167,761        $ 130,337
  Maximum outstanding at end of any month during period...........       289,706        $ 223,458        $ 211,761
  Balance outstanding at end of period............................       289,706        $ 223,458        $ 211,761
  Weighted average interest rate during period....................          5.23%            5.24%            5.35%
  Weighted average interest rate at end of period.................          5.82%            6.04%            5.77%

-------------------------------------
(1)  Computed on the basis of month-end balances.

Competition

         The Company's market area in Pennsylvania and New York has a large concentration of financial institutions, some of which are significantly larger and have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. As a result, the Company encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations, and credit unions in its market area, and the Company expects continued strong competition from such financial institutions in the foreseeable future. The Company's market area includes offices of several commercial banks that are substantially larger than the Company in terms of state-wide deposits. The Company competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services.

         The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies, and other savings institutions. This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Company's market area as well as the increased efforts by commercial banks to expand mortgage loan originations.

         The Company competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and builders. Factors that affect competition include general and local economic conditions, current interest rate levels, and volatility of the mortgage markets.

Subsidiary Activities

         Northwest Bancorp Inc., through Northwest Savings Bank, has five wholly owned subsidiaries, Great Northwest Corporation, Northwest Financial Services, Inc., Northwest Consumer Discount Company, Inc., Northwest Mortgage Corporation and Northwest Capital Group, Inc. Jamestown has no subsidiaries. Great Northwest's sole activity is holding equity investments in government-assisted low-income housing projects in various locations in the Company's market area. At June 30, 1998, the Bank had an equity investment in Great Northwest of $1.7 million. For the fiscal year ended June 30, 1998, Great Northwest had an operating profit of $455,000 generated primarily from federal low-income housing tax credits.

         Northwest Financial Services' principal activity is the operation of several of the Company's REO properties and the ownership of the common stock of several financial institutions. In addition, Northwest Financial Services also holds an equity investment in one government assisted low-income housing project and owns 100% of the stock in Rid-Fed, Inc. At June 30, 1998, the Bank had an equity investment in Northwest Financial Services of $5.0 million, and for the fiscal year ended June 30, 1998, Northwest Financial Services had income of $239,000, which included equity income from Rid-Fed, Inc. of $44,000.

         Northwest Consumer Discount Company operates 33 consumer finance offices throughout Pennsylvania and operates one consumer finance office in New York State as a separate subsidiary doing business therein as Northwest Finance Company. At June 30, 1998, the Bank had an equity investment in Northwest Consumer Discount Company of $9.3 million and the income of Northwest Consumer Discount Company for the fiscal year ended June 30, 1998 was $1.5 million. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreation vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Company adds a general provision on a regular basis to its consumer loan loss allowance, based on general economic conditions and prior loss experience.

         Northwest Mortgage Corporation operates four mortgage loan production offices in New York and one in Pennsylvania. At June 30, 1998, the Bank had an equity investment of $646,000 in Northwest Mortgage Corporation and for the fiscal year ended June 30, 1998 Northwest Mortgage Corporation had a net loss of $33,000.

         Northwest Capital Group's principal activity is the development and sale of a timeshare project in Honolulu, Hawaii which was acquired by deed in lieu of foreclosure in 1997. At June 30, 1998 the Bank had an equity investment of $25,000 in Northwest Capital Group and for the fiscal year ended June 30, 1998 Northwest Capital Group reported no income.

         Rid-Fed, Inc., a wholly owned subsidiary of Northwest Financial Services, has as its sole activity a commercial real estate loan to Northwest Capital Group which was made to finance the sale of real estate from Rid- Fed to Northwest Capital. At June 30, 1998 Northwest Financial Services had an equity investment of $1.0 million in Rid-Fed, Inc. and for the fiscal year ended June 30, 1998 Rid-Fed, Inc. had net income of $44,000.

         Northwest Finance Company, Inc. is a wholly owned subsidiary of Northwest Consumer Discount Company. Northwest Finance Company operates a consumer finance office in Jamestown, New York. As of June 30, 1998, Northwest Consumer Discount Company's equity investment in Northwest Finance Company was $(98,000). For the year ended June 30, 1998, Northwest Finance Company had a net operating loss of $9,000.

         Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), SAIF-insured institutions are required to provide 30 days advance notice to the FDIC before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured institution must also provide the FDIC such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the FDIC. In addition to other enforcement and supervision powers, the FDIC may determine after notice and opportunity for a hearing that the continuation of a savings association's ownership of or relation to a subsidiary (i) constitutes a serious risk to the safety, soundness or stability of the savings association, or (ii) is inconsistent with the purposes of FIRREA. Upon the making of such a determination, the FDIC may order the savings association to divest the subsidiary or take other actions.

Personnel

         As of June 30, 1998, the Company and its wholly owned subsidiaries had 775 full-time and 170 part-time employees. In addition, Jamestown had 32 full-time and 3 part-time employees None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

                                  REGULATION

General

         The Bank is a Pennsylvania-chartered savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the SAIF. The Bank is subject to extensive regulation by the Department of Banking of the Commonwealth of Pennsylvania (the "Department"), as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with or acquisitions of other savings institutions. There are periodic examinations by the Department and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department or the FDIC could have a material adverse impact on the Company, the Mutual Holding Company, the Bank and their operations. The Company and the Mutual Holding Company, as mutual savings bank holding company, are required to file certain reports with, and otherwise comply with the rules and regulations of the FRB. Certain of the regulatory requirements applicable to the Bank, the Company and the Mutual Holding Company are referred to below or elsewhere herein.

Pennsylvania Savings Bank Law

         The Pennsylvania Banking Code of 1965, as amended (the "Banking Code") contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees, and depositors, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

         One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws as well as other state, federal and foreign laws. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in Pennsylvania, with the prior approval of the Department.

         The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department's examination, the current practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney, or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

Interstate Banking

         Prior to 1994 a bank holding company located in one state was prohibited from acquiring a bank or all of its assets located in another state unless the acquisition was specifically authorized by a reciprocal interstate banking statute, such as the statute adopted in Pennsylvania in 1990, specifically permitting interstate acquisitions. Similarly, interstate branching was prohibited for national banks and state-chartered member banks, although some states, not including Pennsylvania, had passed laws permitting limited interstate branching by non-Federal Reserve member state banks. The Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits an adequately capitalized, adequately managed bank holding company to acquire a bank in another state, whether or not the state permits the acquisition, subject to certain deposit concentration caps and the FRB's approval. A state may not impose discriminatory requirements on acquisitions by out-of-state holding companies. In addition, under the Riegle-Neal Act, a bank may expand interstate by merging with a bank in another state and also may consolidate the acquired bank into new branch offices of the acquiring bank, unless the other state affirmatively opts out of the legislation before that date. The Riegle-Neal Act also permits de novo interstate branching, but only if a state affirmatively opted in by appropriate legislature. Once a state opted into interstate branching, it could not opt out at a later date. The Riegle-Neal Act also allows foreign banks to branch by merger or de novo branch to the same extent as banks from the foreign bank's home state. In 1995, the Pennsylvania Legislature amended the Banking Code to opt in to all of the provisions of the Riegle-Neal Act, including interstate bank mergers and de novo interstate branching.

Insurance of Accounts and Regulation by the FDIC

         The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from 0% to .27% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 27, 1996 and amounted to $8.6 million for the Bank. In addition, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation are paid jointly by Bank Insurance Fund ("BIF") insured institutions and SAIF-insured institutions. The FICO assessment is 1.29 basis points per $100 for BIF deposits and 6.44 basis points per $100 for SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits).

         As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations are able to convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves are subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six year period beginning in fiscal 1997. However, because the Company met the minimum level of mortgage lending test (i.e., the Company's level of mortgage lending activity (re-financings and home equity loans excluded) exceeded its average mortgage lending activity for the six years preceding fiscal 1997 and 1998, adjusted for inflation), the Company was able to suspend its tax bad debt recapture for the 1997 and 1998 tax years. At June 30, 1998, the Company had a balance of approximately $7.9 million of bad debt reserves in retained income that is subject to recapture under this legislation.

Capital Requirements

         Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. Certain actions are required by law. The FDIC's capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

         The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.
At June 30, 1998, the Bank exceeded the Department's capital guidelines.

Loans-to-One Borrower Limitation

         Under federal regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an "unsecured" basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. Under the provisions of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), loans which exceeded the permitted limit on the effective date of the new rules were deemed not to be in violation of the new rules, but the aggregate principal balance of such loans cannot be increased beyond the amount legally committed to prior to FIRREA.

Prompt Corrective Action

         Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA, which were effective as of December 19, 1992. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk- based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of June 30, 1998, the Bank was a "well- capitalized institution" for this purpose.

Activities and Investments of Insured State-Chartered Banks

         Section 24 of the FDIA, as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary; (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees', and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Holding Company Regulation

         Under the Bank Holding Company Act of 1956 (the "BHCA"), a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings association, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, traveler's checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

         The Company and the Mutual Holding Compnany are also subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Bank.

         The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

Conditions to Certain Regulatory Approvals

         The Bank's Reorganization. The FRB approved the Bank's reorganization into the Mutual Holding Company structure and the mutual holding company's acquisition of the majority of the Bank's common stock subject to the following conditions, which apply to the Company as a result of the Two-Tier
Reorganization:

         1. The Mutual Holding Company agrees that it will make prior application to the FRB for approval to waive any dividends declared on the capital stock of the Company and that the FRB shall have the authority to approve or deny any dividend waiver request in its discretion. Such application will be made on an annual basis with respect to any year in which the Mutual Holding Company intends to waive such dividends;

         2. If a waiver is granted, dividends waived by the Mutual Holding Company will not be available for payment to minority shareholders (i.e., shareholders other than the Mutual Holding Company), and will be excluded from the capital accounts of the Company for purposes of calculating any dividend payments to minority shareholders;

         3. If a waiver is granted, the Company will, so long as the Mutual Holding Company remains a mutual Mutual Holding Company, establish a restricted capital account in the cumulative amount of any dividends waived by the Mutual Holding Company for the benefit of the mutual members of the Mutual Holding Company. The restricted capital account would be senior to the claims of minority stockholders of the Company and would not decrease notwithstanding changes in depositors of the Company. This restricted capital account would be added to any liquidation account in the Company established in connection with a conversion of the Mutual Holding Company to stock form and would not be available for distribution to minority shareholders. The liquidation account and restricted capital account would be maintained in accordance with the policy, rules and regulations of the Office of Thrift Supervision, notwithstanding any sale, merger, or conversion of the Mutual Holding Company;

         4. In any conversion of the mutual Mutual Holding Company from mutual to stock form, the Mutual Holding Company will comply with the rules and regulations of the Office of Thrift Supervision, as if the Company and the Mutual Holding Company were a savings association and a savings and loan Mutual Holding Company, respectively, except that such rules shall be administered by the FRB; and

         5. In the event that the FRB adopts regulations regarding dividend waivers by mutual holding companies, the Mutual Holding Company will comply with the applicable requirements of such regulations.

         The Two-Tier Reorganization The activities of the Company and the Mutual Holding Company are also restricted pursuant the conditions imposed by the FRB and FDIC as part of their approval of the Two-Tier Reorganization. Such conditions include restrictions on the sale of Common Stock by the Mutual Holding Company, the conversion of the Mutual Holding Company to the stock form of ownership, and the pledging of Common Stock in support of any borrowing by the Company or the Bank.

Miscellaneous

         In addition to requiring a new system of risk-based insurance assessments and a system of prompt corrective action with respect to undercapitalized banks, as discussed above, the FDIC requires federal banking regulators to adopt regulations in a number of areas to ensure bank safety and soundness, including internal controls, credit underwriting, asset growth, management compensation, ratios of classified assets to capital, and earnings. The FDICIA also contains provisions which are intended to enhance independent auditing requirements, restrict the activities of state-chartered insured banks, amend various consumer banking laws, limit the ability of "undercapitalized banks" to borrow from the Federal Reserve Board's discount window, require regulators to perform annual on-site bank examinations, and set standards for real estate lending.

Federal Securities Laws

         Shares of the Company's common stock are registered with the SEC under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.

Regulatory Enforcement Authority

         FIRREA included substantial enhancement to the enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. FIRREA significantly increased the amount of, and grounds for, civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement action by the federal banking agencies.

Dividends

         The Company's ability to pay dividends depends, to large extent, upon the Bank's ability to pay dividends to the Company. The Banking Code of the Commonwealth of Pennsylvania states, in part, that dividends may be declared and paid by the Bank only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to capital. The Bank has not declared or paid any dividends which caused the Bank's retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due to the FDIC. At June 30, 1998, the Bank's retained earnings exceeded required capital by $85.7 million and the Bank was not in default of any assessment due the FDIC.

         The foregoing references to laws and regulations are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

                          FEDERAL AND STATE TAXATION

         Federal Taxation. For federal income tax purposes, the Company files a consolidated federal income tax return with its wholly owned subsidiaries on a fiscal year basis. The Mutual Holding Company is not permitted to file a consolidated federal income tax return with the Company, and must pay Federal income tax on 20% of the dividends received from the Company. Because the Mutual Holding Company has nominal assets other than the stock of the Company, it does not have material federal income tax liability other than the tax due on the dividends received from the Company.

         In April 1992, the FASB issued SFAS 109. The Company currently is accounting for income taxes in accordance with SFAS 109. The liability method accounts for deferred income taxes by applying the enacted statutory rates in effect at the balance sheet date to differences between the book cost and the tax cost of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws. SFAS 109 was implemented by the Bank effective July 1, 1993.

         The Bank was audited by the Internal Revenue Service for the tax periods ended June 30, 1989, 1990, 1991 and 1992, and the IRS recently completed its routine audit for the tax periods ended June 30, 1993, 1994 and November 4, 1994. See Notes 1 and 12 to the Consolidated Financial Statements which are part of the Annual Report to Stockholders.

         State Taxation. The Company is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania. Dividends received from the Bank qualify for a 100% dividends received deduction and are not subject to Corporate Net Income Tax. In addition, the Company's investments in its subsidiaries qualify as exempt intangible assets and greatly reduced the amount of Capital Stock Tax assessed.

         The Bank has been subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Bank's financial net income determined in accordance with generally accepted accounting principles with certain adjustments. The tax rate under the Mutual Thrift Institutions Tax is 11.5%. Interest on state and federal obligations is excluded from net income. An allocable portion of interest expense incurred to carry the obligations is disallowed as a deduction. Three year carryforwards of losses are allowed.

         The subsidiaries of the Bank are subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania and other applicable taxes in the states where they conduct business.

ITEM 2.  PROPERTIES

         The Company conducts its business through its main office located in Warren, Pennsylvania, 71 other full-service offices throughout its market area in northwest, southwest and central Pennsylvania and three offices in Chautuaqau County, New York. The Company and its wholly owned subsidiaries also operate one mortgage lending office in Pennsylvania and four in New York, as well as 33 consumer finance offices located throughout Pennsylvania and one consumer lending office in New York. At June 30, 1998, the Company's premises and equipment had an aggregate net book value of approximately $26.2 million. The Company believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Company and Holding Company.

         Listed below is the location of each of the Company's community banking offices.

Bradford (3), McKean Co.
    --    Bradford Mall
    --    33 Main Street
    --    85 West Washington Street

Bellefonte, Centre Co.
    --    117 North Allegheny Street

Bridgeville, Allegheny Co.
    --    431 Washington Avenue

Centre Hall, Centre Co.
    --    219 North Pennsylvania Avenue

Clarion (2), Clarion Co.
    --    601 Main Street
    --    97 West Main Street

Columbia, Lancaster Co.
    --    350 Locust Street

Cranberry Twp, Venango Co.
    --    Cranberry Mall

Erie (9), Erie Co.
    --    2256 West 8th Street
    --    K-Mart Plaza West
             2863 West 26th Street
    --    K-Mart Plaza East
             4423 Buffalo Road
    --    Millcreek Mall
             3805 Peach Street
    --    3805 Peach Street
    --    5624 Peach Street
    --    401 State Street
    --    121 West 26th Street
    --    K-Mart Plaza South
             1328 East Grandview Blvd.

Franklin, Venango Co.
    --    1301 Liberty Street.

Gibsonia, Allegheny Co.
    --    5850 Meridian Road

Hanover, York Co.
    --    1 Center Square

Harborcreek, Erie Co.
    --    4452 East Lake Road


Hershey, Dauphin Co.
    --    10 West Chocolate Avenue

Johnsonburg, Elk Co.
    --    553 Market Street

Kane, McKean Co.
    --    56 Fraley Street

Kittanning (2), Armstrong Co.
    --    Franklin Village Mall
    --    165 Butler Road

Lake City, Erie Co.
    --    2102 Rice Avenue

Lancaster, Lancaster County
    --    24 West Orange Street

Lebanon (2), Lebanon Co.
    --    770 Cumberland Street
    --    547 South 10th Street

Lewistown, Mifflin County
    --    51 West Market Street

Lititz, Lancaster Co.
    --    744 South Broad Street

Lock Haven, Clinton Co.
    --    104 East Main Street

Marianna, Washington Co.
    --    1784 Main Street

Meadville (3), Crawford Co.
    --    932 Diamond Park
    --    1073 Park Avenue
    --    880 Park Avenue

Mount Joy, Lancaster Co.
    --    24 East Main Street

Myerstown, Lebanon Co.
    --    1 West Main Avenue

North East, Erie Co.
    --    35 East Main Street

Oil City (3), Venango Co.
    --    One East First Street
    --    301 Seneca Street
    --    259 Seneca Street

Palmyra, Lebanon Co.
    --    1048 East Main Street

Pottsville, Schuylkill Co.
    --    104 North Centre Street

Ridgway, Elk Co.
    --    Main & Mill Streets

Rimersburg, Carion Co.
    --    211 North Main Street

Sarver, Butler Co.
    --    737 South Pike Road

Sligo, Clairon Co.
    --    1613 Bald Eagle Street

Springboro, Crawford Co.
    --    105 Main Street

St. Marys (2), Elk Co.
    --    201 Brusselles Street
    --    St. Mary's Plaza

State College (3), Centre Co.
    --    201 West Beaver Avenue
    --    611 University Drive
    --    1524 West College Avenue

Sykesville, Jefferson Co.
    --    Main and Park Street

Titusville, Crawford Co.
    --    Spring & Franklin Street

Valencia, Butler Co.
    --    1421 Pittsburgh Road

Volant, Lawrence Co.
    --    Main Street

Warren (3), Warren Co.
    --    Warren Mall
             1666 Market Street Ext.
    --    125 Ludlow Street
    --    301 Second Avenue


Wattsburg, Erie Co.
    --    14457 Main Street

Weedville, Elk Co.
    --    Rt. 555

Wrightsville, York Co.
    --    120 North 4th Street

York, York Co.
    --    Queensgate Shopping Center

Jamestown (3) Chautauqua Co. NY
    --    311 East Fairmount Avenue
    --    23 West Third Street
    --    768 Foote Avenue

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

         The Company is involved in various legal actions arising in the normal course of its business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company's results of operations.

         The Bank and the Mutual Holding Company, along with unrelated parties, were named as defendants in a class action lawsuit filed in the Allegheny County Court of Common Pleas. The lawsuit was brought on behalf of purchasers of common stock in the Bank's initial public offering in November 1994. The Complaint alleges that the Bank breached its contractual obligations and fiduciary duties by carrying out the offering at a price that allegedly was not justified by market and financial conditions. The Bank previously obtained the dismissal of a lawsuit brought by the same counsel in federal court making similar allegations under federal law. Management intends to continue to vigorously defend against this action.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                  -----------------------------------------------------

         During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  -------------------------------------------------------------
                  MATTERS
                  -------

         The "Market for Common Stock and Related Matters" and "Stockholder Information" sections of the Company's annual report to stockholders for the fiscal year ended June 30, 1998 (the "1998 Annual Report to Stockholders") are incorporated herein by reference. No other sections of the 1998 Annual Report to Stockholders are incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA
                  -----------------------

         The Selected Financial Data section of the 1998 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 1998 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in the 1998 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 1998 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
                  ---------------------------------------------------------

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in the 1998 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 1998 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  -------------------------------------------

         The material identified in Item 11(a)(1) hereof is incorporated herein by reference.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  -----------------------------------------------------------
                  AND FINANCIAL DISCLOSURE
                  ------------------------

         Not Applicable

                                   PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS
                  --------------------------------

         The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION
                  ----------------------

         The "Proposal I--Election of Directors" section of the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

         The "Transactions with Certain Related Persons" section of the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  ------------------------------------------------------------
                  8-K
                  ---

         (a)(1)  Financial Statements
                 --------------------

         The following documents appear in sections of the 1998 Annual Report to Stockholders under the same captions, and are incorporated herein by reference. No other sections of the 1998 Annual Report to Stockholders are incorporated herein by reference.

                  (A)      Independent Auditors' Report

                  (B) Consolidated Statements of Condition - at June 30, 1998 and 1997

                  (C) Consolidated Statements of Income - Years ended June 30, 1998, 1997 and 1996

                  (D) Consolidated Statements of Changes in Shareholders' Equity - Years ended June 30, 1998, 1997 and 1996

                  (E) Consolidated Statements of Cash Flows - Years ended June 30, 1998, 1997 and 1996

                  (F)      Notes to Consolidated Financial Statements.

         (a)(2)  Financial Statement Schedules
                 -----------------------------

         (b)      Reports on Form 8-K
                  --------------------

         The Company has not filed a Current Report on Form 8-K during the quarter ended June 30, 1998.

         (c)      Exhibits
                  --------

(a) (3)  Exhibits:
-----------------

                                                                                    Reference to
Regulation                                                                        Prior Filing or
S-K Exhibit                                                                        Exhibit Number
  Number                                 Document                                 Attached Hereto
-----------            --------------------------------------------               ---------------
     2                 Plan of acquisition, reorganization,                             None
                       arrangement, liquidation or succession

     3                 Articles of Incorporation and Bylaws                              *

     4                 Instruments defining the rights of                                *
                       security holders, including indentures

     9                 Voting trust agreement                                           None

   10.1                Restated Deferred Compensation Plan for                           *
                       Directors

   10.2                Retirement Plan for Outside Directors                             *

   10.3                Northwest Savings Bank Nonqualified                               *
                       Supplemental Retirement Plan

   10.4                Employee Stock Ownership Plan                                     *

   10.5                Employment Agreement between the Bank                             *
                       and John O. Hanna, President and Chief
                       Executive Officer

   10.6                Employee Severance Compensation Plan                              *

   11                  Statement re: computation of per share                           None
                       earnings

   12                  Statement re: computation or ratios                          Not required

   13                  Annual Report to Security Holders                                 13

   16                  Letter re: change in certifying                                  None
                         accountant

   18                  Letter re: change in accounting                                  None
                         principles

                                                                                    Reference to
Regulation                                                                        Prior Filing or
S-K Exhibit                                                                        Exhibit Number
  Number                                 Document                                 Attached Hereto
-----------            --------------------------------------------               ---------------
   21                  Subsidiaries of Registrant                                        21

   22                  Published report regarding matters                               None
                        submitted to vote of security holders

   23                  Consent of experts and counsel                                    23

   24                  Power of Attorney                                            Not Required

   28                  Information from reports furnished to                            None
                        State insurance regulatory authorities

   99                  Additional exhibits                                              None

------------
* Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-31687), originally filed with the SEC on
         July 21, 1997, as amended on October 9, 1997 and November 4, 1997.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NORTHWEST SAVINGS BANK

Date:    September 25, 1998                                                     By:      /s/ John O. Hanna
                                                                       -----------------
                                                                       John O. Hanna, President and
                                                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ John O. Hanna                                             By:      /s/ William J. Wagner
         -----------------                                                      ---------------------
         John O. Hanna, President                                               William J. Wagner, Executive Vice President
         Chief Executive Officer and Director                                   and Director (Principal Financial/Accounting Officer
         (Principal Executive Officer)

Date:    September 25, 1998                                            Date:    September 25, 1998


By:      /s/ Richard L. Carr                                           By:      /s/ Richard E. McDowell
          -----------------                                                     -----------------------
         Richard L. Carr, Director                                              Richard E. McDowell, Director

Date:    September 25, 1998                                            Date:    September 25, 1998



By:      /s/ Thomas K. Creal, III                                      By:      /s/ Joseph T. Stadler
         ------------------------                                               ---------------------
         Thomas K. Creal, III, Director                                         Joseph T. Stadler, Director

Date:    September 25, 1998                                            Date:    September 25, 1998


By:      /s/ John J. Doyle                                             By:      /s/ Walter J. Yahn
         -----------------                                                      ------------------
         John J. Doyle, Director                                                Walter J. Yahn, Director

Date:    September 25, 1998                                            Date:    September 25, 1998


By:      /s/ Robert G. Ferrier                                         By:      /s/ John S. Young
         ---------------------                                                  -----------------
         Robert G. Ferrier, Director                                            John S. Young, Director

Date:    September 25, 1998                                            Date:    September 25, 1998