Form 10-Q
period 1998-09-30
NORTHWEST BANCORP INC
filed 1998-11-16
CIK 1042064

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________________ to _____________________


                        Commission File Number 0-23817
                                               --------


                            Northwest Bancorp, Inc.
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Pennsylvania                                 23-2900888
       --------------------------------                   ----------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
            or organization)                             Identification No.)


Liberty Street at Second Avenue, Warren Pennsylvania            16365
----------------------------------------------------          ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No ______
                                               ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock (.10 par value) 46,864,620 shares outstanding as of September 30, 1998.

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES



                                     INDEX

PART I         FINANCIAL INFORMATION                                        PAGE
Item 1.        Financial Statements                                        1 - 7

               - Consolidated Statements of Financial Condition

               - Consolidated Statements of Income

               - Consolidated Statements of Shareholders' Equity

               - Consolidated Statements of Cash Flows

               - Notes to Consolidated Financial Statements

Item 2.        Management's Discussion and Analysis of                    8 - 17
               Financial Condition and Results of
               Operations

Item 3.        Market Risk                                               17 - 18


PART II        OTHER INFORMATION                                         19 - 21

                         ITEM 1. FINANCIAL STATEMENTS



                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                  SEPTEMBER 30,        JUNE 30,
                        ASSETS                                        1998               1998
---------------------------------------------------------     -----------------   -----------------
CASH AND CASH EQUIVALENTS                                     $          26,482              16,992
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
    INSTITUTIONS                                                         49,612              42,403
MARKETABLE SECURITIES AVAILABLE-FOR-SALE                                305,770             316,715
MARKETABLE SECURITIES HELD-TO-MATURITY (MARKET
    VALUE OF $186,274 AND $192,817)                                     187,294             193,262
                                                              -----------------   -----------------
         TOTAL CASH, INTEREST-EARNING DEPOSITS AND
         MARKETABLE SECURITIES                                          569,158             569,372
LOANS RECEIVABLE, NET OF ALLOWANCE FOR ESTIMATED
    LOSSES OF $16,092 AND $15,769                                     2,009,012           1,907,289
ACCRUED INTEREST RECEIVABLE                                              13,844              13,254
REAL ESTATE OWNED, NET                                                    3,471               3,506
FEDERAL HOME LOAN BANK STOCK, AT COST                                    14,508              13,444
PREMISES AND EQUIPMENT, NET                                              26,750              26,239
GOODWILL AND OTHER INTANGIBLES                                           24,474              22,065
OTHER ASSETS                                                              6,040               7,415
                                                              -----------------   -----------------
               TOTAL ASSETS                                   $       2,667,257           2,562,584
                                                              =================   =================


            LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------
LIABILITIES:
    DEPOSITS                                                  $       2,081,885           2,022,503
    BORROWED FUNDS                                                      338,866             289,706
    ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                         8,305              15,348
    ACCRUED INTEREST PAYABLE                                              4,163               2,932
    OTHER LIABILITIES                                                    12,185              12,303
                                                              -----------------   -----------------
        TOTAL LIABILITIES                                             2,445,404           2,342,792

MINORITY INTEREST IN SUBSIDIARY                                               0               1,913

SHAREHOLDERS' EQUITY:
    COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
        AUTHORIZED, 46,864,620 AND 46,840,970 ISSUED
        AND OUTSTANDING, RESPECTIVELY                                     4,686               4,684
    PAID-IN CAPITAL                                                      67,376              67,248
    RETAINED EARNINGS                                                   148,394             145,259
    ACCUMULATED OTHER COMPREHENSIVE INCOME:
        NET UNREALIZED GAIN ON SECURITIES AVAILABLE-
        FOR-SALE, NET OF INCOME TAXES                                     4,080               3,371
    UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN SHARES                        (1,412)             (1,412)
    UNEARNED RECOGNITION AND RETENTION PLAN SHARES                       (1,271)             (1,271)
                                                              -----------------   -----------------
                                                                        221,853             217,879
                                                              -----------------   -----------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $       2,667,257           2,562,584
                                                              =================   =================

See accompanying notes to unaudited consolidated financial statements

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                                         1998        1997
                                                                      ----------  ----------
INTEREST INCOME:
    LOANS RECEIVABLE                                                 $    40,923     33,905
    MORTGAGE-BACKED SECURITIES                                             4,592      4,788
    INVESTMENT SECURITIES                                                  3,298      2,136
    INTEREST-EARNING DEPOSITS                                                145        107
                                                                     -----------   --------
            TOTAL INTEREST INCOME                                         48,958     40,936
INTEREST EXPENSE:
    DEPOSITS                                                              23,339     19,804
    BORROWED FUNDS                                                         4,396      2,360
                                                                    ------------   --------
            TOTAL INTEREST EXPENSE                                        27,735     22,164

            NET INTEREST INCOME                                           21,223     18,772
PROVISION FOR POSSIBLE LOAN LOSSES                                           790        660
                                                                    ------------   --------
            NET INTEREST INCOME AFTER PROVISION
              FOR POSSIBLE LOAN LOSSES                                    20,433     18,112

NONINTEREST INCOME:
    LOAN SERVICE CHARGES                                                     294        269
    SERVICE FEES ON DEPOSIT ACCOUNTS                                         714        492
    GAIN ON SALE OF MARKETABLE SECURITIES, NET                                46          0
    LOSS ON SALE OF LOANS, NET                                              (153)      (180)
    GAIN/(LOSS) ON SALE OF REAL ESTATE OWNED                                  92        (66)
    DIVIDENDS ON FHLB STOCK                                                  240        210
    OTHER OPERATING INCOME                                                   783        803
                                                                    ------------   --------
            TOTAL NONINTEREST INCOME                                       2,016      1,528

NONINTEREST EXPENSES:
    COMPENSATION AND EMPLOYEE BENEFITS                                     8,160      6,671
    PREMISES AND OCCUPANCY COSTS                                           1,584      1,324
    OFFICE OPERATIONS EXPENSE                                                985        832
    FEDERAL INSURANCE PREMIUMS                                               277        254
    DATA PROCESSING                                                          430        301
    CHECK PROCESSING AND ATM EXPENSE                                         535        336
    BANK SERVICE CHARGES                                                     310        241
    MARKETING                                                                313        340
    LEGAL, AUDIT AND PROFESSIONAL EXPENSE                                    258        260
    REAL ESTATE OWNED EXPENSE                                                185        184
    AMORTIZATION OF INTANGIBLES                                              634        272
    OTHER EXPENSES                                                           447        329
                                                                    ------------   --------
            TOTAL NONINTEREST EXPENSE                                     14,118     11,344

            INCOME BEFORE INCOME TAXES                                     8,331      8,296
            STATE AND FEDERAL INCOME TAXES                                 3,324      3,459
            MINORITY INTEREST IN NET LOSS OF SUBSIDIARY                        3          0
                                                                    ------------   --------
                  NET INCOME                                        $      5,010      4,837
                                                                    ============   ========

BASIC AND DILUTED EARNINGS PER SHARE                                $       0.11       0.10*
                                                                    ============   ========

* EARNINGS PER SHARE ADJUSTED FOR STOCK SPLIT EFFECTIVE NOVEMBER 14, 1997

See accompanying notes to unaudited consolidated financial statements.

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                   Accum.   Unearned     Unearned
                                                                                   Other    Employee    Recognition
                                                                                  Compre-    Stock         and          Total
                                               Common Stock      Paid-in Retained hensive  Ownership    Retention    Shareholders'
                                          ----------------------
                                             Shares     Amount   Capital Earnings  Income  Plan Shares  Plan Shares    Equity
                                          ------------ --------- ------- -------- -------  -----------  -----------  -------------
Beginning balance at 6/30/97              * 46,752,000 $   2,338  67,854  131,423   1,026       (2,358)      (1,789)       198,494

Comprehensive income:
   Net income                                        -         -       -    4,837       -            -            -          4,837
   Change in unrealized gain on
   securities, net of tax                            -         -       -        -     975            -            -            975
                                                                                                                     -------------
Total comprehensive income                                                                                                   5,812

Exercise of stock options                        1,120         -       6        -       -            -            -              6

ESOP shares released                                 -         -       -        -       -            -            -              0

RRP shares released                                  -         -       -        -       -            -            -              0

Dividends declared                                   -         -       -   (1,870)      -            -            -         (1,870)
                                          ------------ --------- ------- -------- -------  -----------  -----------  -------------
Ending balance at 9/30/97                   46,753,120 $   2,338  67,860  134,390   2,001       (2,358)      (1,789)       202,442
                                          ============ ========= ======= ======== =======  ===========  ===========  =============

                                                                                   Accum.   Unearned     Unearned
                                                                                   Other    Employee    Recognition
                                                                                  Compre-    Stock         and          Total
                                               Common Stock      Paid-in Retained hensive  Ownership    Retention    Shareholders'
                                          ----------------------
                                             Shares     Amount   Capital Earnings  Income  Plan Shares  Plan Shares    Equity
                                          ------------ --------- ------- -------- -------  -----------  -----------  -------------
Beginning balance at 6/30/98                46,840,970 $   4,684  67,248  145,259   3,371       (1,412)      (1,271)       217,879

Comprehensive income:
   Net income                                        -         -       -    5,010       -            -            -          5,010
   Change in unrealized gain on
   securities, net of tax                            -         -       -        -     709            -            -            709
                                                                                                                     -------------
Total comprehensive income                                                                                                   5,719

Exercise of stock options                       23,650         2     128        -       -            -            -            130

ESOP shares released                                 -         -       -        -       -            -            -              0

RRP shares released                                  -         -       -        -       -            -            -              0

Dividends declared                                   -         -       -   (1,875)      -            -            -         (1,875)
                                          ------------ --------- ------- -------- -------  -----------  -----------  -------------
Ending balance at 9/30/98                   46,864,620 $   4,686  67,376  148,394   4,080       (1,412)      (1,271)       221,853
                                          ============ ========= ======= ======== =======  ===========  ===========  =============

* Adjusted for stock split effective November 14, 1997

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (DOLLARS IN THOUSANDS)

                                                                      Three Months   Three Months
                                                                          Ended          Ended
                                                                         9/30/98        9/30/97
                                                                      ------------   ------------
OPERATING ACTIVITIES
  Net Income                                                            $    5,010          4,837
  Adjustments to reconcile net income to net cash
     provided by operations:
        Provision for possible loan losses                                     790            660
        Net loss on sales of assets                                             15            246
        Purchase of marketable securities, trading                          (5,284)             -
        Proceeds from sale of marketable securities, trading                 5,330              -
        Depreciation and amortization expense                                1,085            796
        Accretion of deferred loan fees                                       (402)           (93)
        Decrease in other assets                                             1,096          1,042
        Increase in other liabilities                                        1,823          2,580
        Accretion of discounts on marketable securities                        (34)           (97)
        Noncash compensation expense related to
             stock benefit plans                                               716            651
        Other                                                                  226              -
                                                                      ------------   ------------
             Net cash provided by operating activities                      10,371         10,622

INVESTING ACTIVITIES
        Purchase of marketable securities held-to-maturity                  (1,000)        (5,415)
        Purchase of marketable securities available-for-sale                (1,761)       (18,622)
        Proceeds from maturities and principal reductions
            of marketable securities held-to-maturity                        7,009          3,158
        Proceeds from maturities and principal reductions
            of marketable securities available-for-sale                     13,228         10,455
        Proceeds from sales of marketable securities,
            available-for-sale                                                                  -
        Loan originations                                                 (222,898)      (152,139)
        Proceeds from loan maturities and principal reductions             116,232         97,496
        Proceeds from loan sales                                             3,976          9,860
        Purchase of Federal Home Loan Bank Stock                            (1,064)             -
        Proceeds from sale of real estate owned                                553            393
        Purchase of real estate for investment                                (343)          (261)
        Purchase of premises and equipment                                    (962)          (939)
        Acquisitions, net of cash received                                  (4,970)             -
                                                                      ------------   ------------
             Net cash used by investing activities                         (92,000)       (56,014)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                            (DOLLARS IN THOUSANDS)

                                                                                             Three Months            Three Months
                                                                                                 Ended                   Ended
                                                                                                9/30/98                 9/30/97
                                                                                          -------------------      -----------------
FINANCING ACTIVITIES
        Increase in deposits, net                                                         $         59,382                 48,147
        Proceeds from long-term borrowings                                                          85,624                 11,769
        Repayments of long-term borrowings                                                         (49,312)               (16,289)
        Net increase (decrease) in short-term borrowings                                            11,422                (35,065)
        Decrease in advances by borrowers for
             taxes and insurance                                                                    (7,043)                (6,354)
        Cash dividends paid                                                                         (1,875)                (1,870)
        Proceeds from options exercised                                                                130                      -
                                                                                          -------------------      -----------------
             Net cash provided by financing activities                                              98,328                    338

Net increase (decrease) in cash and cash equivalents                                      $         16,699                (45,054)
                                                                                          ===================      =================
Cash and cash equivalents at beginning of period                                          $         59,395                 71,512
Net increase (decrease) in cash and cash equivalents                                                16,699                (45,054)
                                                                                          ===================      =================
Cash and cash equivalents at end of period                                                $         76,094                 26,458
                                                                                          ===================      =================

Cash paid during the year for:
       Interest on deposits and borrowings (including interest
        credited to deposit accounts of $16,347 and $13,133,
         respectively)                                                                    $         26,504                 20,154
                                                                                          ===================      =================
       Income taxes                                                                       $          1,898                  1,218
                                                                                          ===================      =================

Business acquisitions:
       Fair value of assets acquired                                                      $          3,057                      -
       Cash paid                                                                                    (4,970)                     -
       Minority interest                                                                             1,913                      -
                                                                                          -------------------      -----------------
        Liabilities assumed                                                               $              0                      -
                                                                                          ===================      =================

Non-cash activities:
       Loans transferred to real estate owned                                             $            426                    521
                                                                                          ===================      =================
       Sale of real estate owned financed by the Company                                  $             89                      2
                                                                                          ===================      =================

                         NOTES TO FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION
     ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for form 10-Q and, accordingly, do not include information for footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in Northwest Bancorp, Inc.'s Annual Report and on Form 10-K for the fiscal year ended June 30, 1998. Certain items previously reported have been reclassified to conform with the current period's reporting format. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.


(2)  PRINCIPLES OF CONSOLIDATION
     ---------------------------

The accompanying unaudited consolidated financial statements include the accounts of Northwest Bancorp, Inc. and its wholly owned subsidiaries, Northwest Savings Bank, Jamestown Savings Bank, Northwest Consumer Discount Company, Northwest Finance Company, Northwest Mortgage Corporation, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Rid Fed, Inc. and Great Northwest Corporation. All significant intercompany items have been eliminated.


(3)  ACCOUNTING DEVELOPMENTS
     -----------------------

In June 1997, the FASB released SFAS 130 "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements for fiscal years beginning after December 15, 1997. As such, the Company adopted this statement in the current fiscal quarter by adding the required disclosure in both the Consolidated Statement of Financial Condition and the Consolidated Statement of Changes in Shareholders' Equity. The adoption of SFAS 130 had no effect on the reported earnings or operations of the Company.

In June 1997, the FASB released SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting financial information from operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 uses a "management approach" concept as the basis for identifying reportable segments which focuses on financial information as used internally by an enterprise's decision makers. This statement is effective for periods beginning after December 15, 1997 and did not have a material impact on the consolidated financial statements of the Company.

In February 1998, the FASB released SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106" (SFAS 132"). SFAS 132 standardizes disclosure requirements for pensions and postretirement benefits where applicable and suggests a combined format for presentation purposes, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This statement, however, does not change the measurement or recognition requirements of pension or postretirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods if the information is readily available. The impact of this statement is not expected to have a material effect on the Company's financial statements.

In June 1998, the FASB released SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, however, this statement should not be applied retroactively to financial statements of prior periods. The Company does not currently participate in any activity that qualifies as derivative or hedging and, therefore, does not expect this statement to have a material effect on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1998 TO SEPTEMBER 30,
-----------------------------------------------------------------------------
1998
----

ASSETS
------

At September 30, 1998, the Company had total assets of $2.667 billion, an increase of approximately $104.7 million, or 4.1%, from $2.563 billion at June 30, 1998. This increase was funded primarily by a $59.4 million increase in deposits, a $49.2 million increase in borrowed funds and net income of $5.0 million.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $569.2 million at September 30, 1998, a decrease of $214,000 from $569.4 million at June 30, 1998. Net loans receivable increased by $101.7 million, or 5.3%, to $2.009 billion at September 30, 1998 from $1.907 billion at June 30, 1998 as loan demand remained strong in all of the Company's market areas.

LIABILITIES
-----------

Deposits increased by $59.4 million, or 2.9%, to $2.082 billion at September 30, 1998 from $2.023 billion at June 30, 1998. This increase resulted primarily from normal internal deposit growth as well as the opening of a new office in Stonybrook, York County, Pennsylvania. Borrowed funds increased by $49.2 million, or 17.0%, to $338.9 million at September 30, 1998 from $289.7 million at June 30, 1998 as an additional means to fund loan growth. Advances by borrowers for taxes and insurance decreased by $7.0 million, or 45.8%, to $8.3 million at September 30, 1998 from $15.3 million at June 30, 1998. This decrease typically occurs in the third calendar quarter of each year as real estate taxes are paid for a substantial number of the Company's mortgage customers.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Total capital at September 30, 1998 was $221.9 million, an increase of $4.0 million, or 1.8%, from $217.9 million at June 30, 1998. This increase was primarily attributable to net income for the three month period of $5.0 million which was partially offset by the payment of dividends in the amount of $1.9 million. Also contributing to this increase in capital was a $700,000 increase in the net unrealized gain on securities available-for-sale.

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

As of September 30, 1998, all regulatory capital requirements were exceeded. The actual, required, and well capitalized levels as of September 30, 1998 and June 30, 1998 are as follows: (in thousands)

                                                             September 30, 1998
                                                                                                 To be well
                                                      Actual                  Required           Capitalized
                                                 ------------------      ------------------    ----------------
                                                  Amount     Ratio        Amount     Ratio      Amount   Ratio
                                                 --------   -------      --------   -------    -------- -------
Total Capital (to risk
weighted assets):
Northwest Bancorp, Inc.                         $ 209,742     14.84%      113,066     8.00%     141,333  10.00%
Northwest Savings Bank                            205,388     14.78%      111,143     8.00%     138,929  10.00%
Jamestown Savings Bank                              5,484     19.59%        2,240     8.00%       2,800  10.00%

Tier 1 Capital (to risk
weighted assets):
Northwest Bancorp, Inc.                         $ 193,650     13.70%       56,533     4.00%      84,800   6.00%
Northwest Savings Bank                            189,554     13.64%       55,571     4.00%      83,357   6.00%
Jamestown Savings Bank                              5,226     18.66%        1,120     4.00%       1,680   6.00%

Tier 1 Capital (core)
(to average assets):
Northwest Bancorp, Inc.                         $ 193,650      7.42%       78,336     3.00%(*)  130,561   5.00%
Northwest Savings Bank                            189,554      7.44%       76,433     3.00%(*)  127,388   5.00%
Jamestown Savings Bank                              5,226      8.40%        1,865     3.00%(*)    3,109   5.00%

                                                          June 30, 1998

                                                                                            To be well
                                                 Actual                 Required            Capitalized
                                            --------------------     -----------------    ----------------
                                             Amount      Ratio        Amount    Ratio      Amount   Ratio
                                            --------   ---------     --------  -------    -------- -------
Total Capital (to risk
weighted assets):
Northwest Bancorp, Inc.                     $210,483     15.52%       108,469    8.00%     135,587  10.00%
Northwest Savings Bank                       200,669     15.12%       106,182    8.00%     132,728  10.00%
Jamestown Savings Bank                         5,520     20.70%         2,133    8.00%       2,667  10.00%

Tier 1 Capital (to risk
weighted assets):
Northwest Bancorp, Inc.                     $194,714     14.36%        54,235    4.00%      81,352   6.00%
Northwest Savings Bank                       185,131     13.95%        53,091    4.00%      79,637   6.00%
Jamestown Savings Bank                         5,273     19.77%         1,067    4.00%       1,600   6.00%

Tier 1 Capital (core)
(to average assets):
Northwest Bancorp, Inc.                     $194,714      7.82%        74,657    3.00%(*)  124,428   5.00%
Northwest Savings Bank                       185,131      7.63%        72,763    3.00%(*)  121,271   5.00%
Jamestown Savings Bank                         5,273      9.12%         1,734    3.00%(*)    2,890   5.00%

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of September 30, 1998, the Company had not been advised of any additional requirements in this regard.


The Company is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The Company's internal liquidity requirement is based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Company has always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at September 30, 1998 was 22.42%. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

NONPERFORMING ASSETS
--------------------

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are placed on nonaccrual status when they are more than 90 days contractually delinquent. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession.
Foreclosed property is carried at the lower of its fair value or the principal balance of the related loan. Nonperforming assets increased $1.8 million, or 14.9%, to $13.9 million at September 30, 1998 from $12.1 million at June 30, 1998. Management believes that the Company's asset quality remains exceptionally strong and that this increase in nonperforming assets is cyclical in nature and does not indicate a permanent downward trend in the Company's asset quality.

                                                 September 30, 1998          June 30, 1998
                                                 -------------------         --------------
Loans accounted for on a nonaccrual basis:
  One-to four family residential loans           $         6,419             $    6,013
  Multifamily and commercial loans                         1,536                    929
  Consumer loans                                           2,381                  1,631
  Commercial business loans                                   66                     39
                                                         -------                 ------

     Total                                       $        10,402             $    8,612
                                                         =======                 ======

Total nonperforming loans as a
percentage of net loans receivable                           .52%                   .45%
                                                         =======                 ======

Total real estate acquired through
foreclosure and other real estate owned          $         3,471             $    3,506
                                                         -------                 ------

     Total nonperforming assets                  $        13,873             $   12,118
                                                         =======                 ======

Total nonperforming assets as a
percentage of total assets                                   .52%                   .47%
                                                         =======                 ======

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
-----------------------------------------------------------------------------
AND 1997
--------

GENERAL
-------

Northwest Bancorp, Inc. had net income for the three months ended September 30, 1998 of $5.0 million compared to $4.8 million for the three months ended September 30, 1997. This increase in net income resulted primarily from a $2.4 million increase in net interest income and a $500,000 increase in noninterest income which were partially offset by a $2.8 million increase in noninterest expense.

NET INTEREST INCOME
-------------------

For the three months ended September 30, 1998, total interest income increased by $8.1 million, or 19.8%, to $49.0 million compared to $40.9 million for the three months ended September 30, 1997. This increase primarily resulted from a $505.1 million, or 25.2%, increase in average interest earning assets to $2.513 billion for the three months ended September 30, 1998 from $2.008 billion for the three months ended September 30, 1997. The yield on average interest earning assets decreased to 7.79% for the three months ended September 30, 1998 from 8.15% for the same period last year. In addition to substantial internal growth and new office openings, the increase in average interest earning assets was assisted by the acquisition of Jamestown Savings Bank on March 24, 1998 with assets of $55.7 million. The decrease in the overall yield on interest earning assets is reflective of the lower market interest rates in general.

Interest income on loans receivable increased by $7.0 million, or 20.6%, to $40.9 million for the quarter ended September 30, 1998 compared to $33.9 million during the same quarter last year. This increase resulted primarily from a $400.9 million, or 25.8%, increase in average loans outstanding to $1.958 billion for the quarter ended September 30, 1998 from $1.557 billion for the first quarter last year. Loan balances increased because of strong loan demand throughout the Company's market area as well as the addition of Jamestown Savings Bank which contributed net loans of approximately $27.7 million. Partially offsetting the increase in volume was a decrease in the yield on average loans to 8.36% for the three months ended September 30, 1998 from 8.71% for the comparable period last year primarily as a result of mortgage loan prepayments, the proceeds from which were used to fund additional loans at lower rates of interest.

Interest income on mortgage-backed securities decreased by $196,000, or 4.1%, to $4.6 million for the three months ended September 30, 1998 compared to $4.8 million for the three months ended September 30, 1997. This decrease resulted primarily from a decrease in the average yield to 6.11% for the quarter ended September 30, 1998 from 6.61% for the same quarter last year. The average yield on mortgage-backed securities declined as a result of a large percentage of the portfolio having variable interest rates which repriced at lower market rates. Partially offsetting the decrease in the average yield was an increase in the average balance of mortgage-backed securities by $10.9 million, or 3.8%, to $300.4 million for the three months ended September 30, 1998 from $289.5 million for the three months ended September 30, 1997. The average balance increased primarily because of the purchase of approximately $32.0 million of mortgage-backed securities throughout the second and third quarters of fiscal 1998.

Interest income on investment securities increased by $1.2 million, or 57.1%, to $3.3 million for the three months ended September 30, 1998 from $2.1 million for the three months ended September 30, 1997. This increase resulted primarily from a $69.0 million, or 52.6%, increase in the average balance of investment securities to $200.2 million for the three months ended September 30, 1998 from $131.2 million for the three months ended September 30, 1997. The increase in average balance was primarily due to the investment of deposits and borrowings in an attempt to improve net interest income as well as approximately $17.7 million from the addition of Jamestown Savings Bank's investment portfolio. Contributing to the increase in interest income on investment securities was an increase in the average yield to 6.59% for the quarter ended September 30, 1998 from 6.51% for the same quarter last year. This increase in yield resulted primarily from the purchase of approximately $30 million of fixed-rate trust preferred securities from other financial institutions throughout the last fiscal year which have higher market yields compared to other securities typically purchased by the Company. Partially offsetting the higher yields on the trust preferred securities was the lower nominal interest rates received on approximately $24 million of tax exempt securities that the Company purchased during the last twelve months.

Interest income on interest-earning deposits increased by $38,000, or 35.5%, to $145,000 for the three months ended September 30, 1998 from $107,000 for the three months ended September 30, 1997. This increase resulted primarily from a $24.2 million, or 78.8%, increase in the average balance of overnight funds to $54.9 million for the three months ended September 30, 1998 from $30.7 million for the three months ended September 30, 1997. Partially offsetting the increase in average balance was a decrease in average yield for the quarter ended September 30, 1998 to 1.06% from 1.40% for the same period last year. This decrease in average yield is reflective of lower market interest rates in general.

Interest expense increased by $5.5 million, or 24.8%, to $27.7 million for the three months ended September 30, 1998 from $22.2 million for the three months ended September 30, 1997. This increase resulted primarily from an increase of $510.0 million, or 27.4%, in the average balance of interest-bearing liabilities to $2.371 billion for the quarter ended September 30, 1998 from $1.861 billion for the quarter ended September 30, 1997. Partially offsetting the increase in volume was a decrease in the average cost of funds to 4.68% for the three months ended September 30, 1998 from 4.76% for the comparable period last year. The increase in average interest-bearing liabilities resulted primarily from a $419.6 million increase in the average balance of deposits attributed primarily to the acquisition of 10 branch offices in December 1997 and the addition of Jamestown Savings Bank which contributed deposits of $166.1 million and $49.8 million, respectively. In addition, above average internal growth and new office openings accounted for the remaining increase in deposits. Also contributing to the increase in interest-bearing liabilities was an increase of $120.3 million, or 62.8%, in average borrowed funds to $311.8 million for the quarter ended September 30, 1998 from $191.5 million for the quarter ended September 30, 1997. Borrowings increased in order to fund growing loan demand and to fund the purchase of marketable securities in order to enhance the Company's net interest income. The decrease in the average cost of funds was primarily the result of lower market rates on deposit accounts and borrowed funds.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.4 million, or 12.8%, to $21.2 million for the three months ended September 30, 1998 compared to $18.8 million for the three months ended September 30, 1997.


PROVISION FOR LOAN LOSSES
-------------------------

The provision for possible loan losses increased by $130,000, or 19.7%, to $790,000 for the three months ended September 30, 1998 from $660,000 for the three months ended September 30,1997. The Company has increased its provision for possible loan losses primarily in response to significant growth in its loan portfolio over the past twelve months as credit quality has remained consistently strong.

NONINTEREST INCOME
------------------

Noninterest income increased by $488,000, or 31.9%, to $2.0 million for the three months ended September 30, 1998 from $1.5 million for the three months ended September 30, 1997. This increase was primarily due an increase in fee income as a result of the introduction of a debit card program with related transaction fee income.


NONINTEREST EXPENSE
-------------------

Noninterest expense increased by $2.8 million, or 24.8%, to $14.1 million for the three months ended September 30, 1998 from $11.3 million for the three months ended September 30, 1997. This increase was primarily attributable to an increase in compensation and benefits of $1.5 million, or 22.4%, to $8.2 million for the quarter ended September 30, 1998 from $6.7 million for the same period last year primarily as a result of adding employees to support the Company's expanded menu of services and its additional banking facilities. Also contributing to the increase in noninterest expense was an increase in amortization expense of $362,000 as a result of the increase in intangibles created from the previously mentioned branch acquisitions. Other increases relating to inflation and growth were experienced in premises and occupancy costs which increased $260,000, or 19.6%, office operations expense which increased $153,000, or 18.4%, data processing expense which increased $129,000, or 42.9%, and check processing and ATM expense which increased $199,000, or 59.2%.


INCOME TAXES
------------

The provision for income taxes for the three months ended September 30, 1998 decreased by $135,000, or 3.9%, to $3.3 million compared $3.5 million for the same period last year. This was primarily due to a lower effective tax rate as a result of the Company's increased emphasis on investing in tax exempt assets.


YEAR 2000
---------

The Company has devoted substantial resources to address the possible impact of issues relating to the year 2000 ("Y2K") on the Company and its operations. After several years of assessing the potential problems, the Company adopted a formal plan addressing the Y2K issue in 1997.

The Company's most critical operating system is its core application processing and the Company plans to eliminate potential Y2K problems by converting to a new core application processing system in the fourth quarter of 1998. Although the system's Y2K capabilities have already been tested by other users, on-site testing of the computer system's Y2K readiness, as well as all mission critical processes, is expected to be completed by the Company by June 30, 1999. The approximate cost of this conversion is $2,000,000, which will be capitalized and expensed over various periods ranging from five to ten years.

Other than the core application conversion, costs relating to Y2K issues are not expected to be material and are not expected to have a material effect on the results of operations of the Company.

The Company is continuously monitoring relationships with material third parties, including large deposit and loan customers, to assess the progress of their Y2K efforts. It is possible that the Company could be negatively impacted in the year 2000 because external parties have not successfully addressed their Y2K issues. Although the effects of such third party problems are not known, the Company does not foresee any problems which will be material in nature. To mitigate its exposure to the failure of third parties, the Company is actively designing a contingency plan which will allow it to continue services in the event unforeseeable external factors disrupt normal operations in the year 2000. However, there can be no assurance that any contingency plans will completely mitigate the effects of any such failure.

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

                                                             Three Months Ended September 30,
                                                         1998                              1997
                                            --------------------------------   ------------------------------
                                                                    Average                           Average
                                             Average                Yield/      Average                Yield/
                                             Balance    Interest     Cost       Balance     Interest    Cost
                                            -------------------------------    ------------------------------
Assets:
------------------------------------------
Interest earning assets:
 Loans receivable (a) (b)                   $1,957,578    40,923      8.36%     1,556,659      33,905   8.71%
 Mortgage-backed securities (c) (d)            300,417     4,592      6.11        289,534       4,788   6.61
 Investment securities (b) (c) (d) (e)         200,184     3,298      6.59        131,152       2,136   6.51
 Other interest-earning deposits                54,894       145      1.06         30,662         107   1.40
                                            ----------   -------               ----------  ----------
Total interest earning assets                2,513,073    48,958      7.79      2,008,007      40,936   8.15
Noninterest earning assets                     110,408                             83,670
                                            ----------                         ----------
Total assets                                $2,623,481                          2,091,677
                                            ==========                         ==========

Liabilities and Shareholders' Equity:
------------------------------------------
Interest bearing liabilities:
 Passbook and statement savings             $  327,763     2,831      3.45        285,089       2,483   3.48
 Now accounts                                  327,857     1,152      1.41        228,679       1,114   1.95
 Money market demand accounts                  114,565     1,059      3.70         83,103         703   3.38
 Certificate accounts                        1,289,380    18,297      5.68      1,073,076      15,504   5.78
 Borrowed funds (f)                            311,841     4,396      5.64        191,474       2,360   4.93
                                            ----------   -------               ----------  ----------
Total interest bearing liabilities           2,371,406    27,735      4.68      1,861,421      22,164   4.76
Noninterest bearing liabilities                 31,407                             30,463
                                            ----------                         ----------
Total liabilities                            2,402,813                          1,891,884
Minority interest in subsidiary                    957                                  0
Shareholders' equity                           219,711                            199,793
                                            ----------                         ----------
Total liabilities and equity                $2,623,481                          2,091,677
                                            ==========                         ==========

Net interest income/Interest rate spread                 $21,223      3.11%                $   18,772   3.39%
                                                         =======                           ==========

Net interest earning assets                 $  141,667                         $  146,586
                                            ==========                         ==========

Net interest margin                                                   3.38%                             3.74%

Ratio of interest earning assets to
 interest bearing liabilities                   1.06 X                             1.08 X
                                            ==========                            =======

(a) Average loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.
(b) Interest income on tax-free loans and investment securities is not presented on a taxable equivalent basis.
(c) Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.
(d) Interest income on marketable securities does not include market value adjustments for securities available for sale.
(e) Average balances include FNMA and FHLMC stock but do not include FHLB stock.
(f) Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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

                 Three months ended September 30, 1998 and 1997

                                                         Rate/    Net
                                        Rate    Volume  Volume   Change
                                      --------  ------  -------  -------
Interest earning assets:
 Loans receivable                     $(1,363)   8,732    (351)   7,018
 Mortgage-backed securities              (362)     180     (14)    (196)
 Investment securities                     25    1,124      13    1,162
 Other interest-earning deposits          (26)      85     (21)      38
                                      -------   ------    ----    -----
Total interest earning assets          (1,726)  10,121    (373)   8,022

Interest bearing liabilities:
 Passbook and statement savings           (21)     372      (3)     348
 Now accounts                            (310)     483    (135)      38
 Money market demand accounts              65      266      25      356
 Certificate accounts                    (276)   3,125     (56)   2,793
 Borrowed funds                            39    1,484     213    2,036
                                      -------   ------    ----    -----
Total interest bearing liabilities       (203)   5,730      44    5,571

Net change in interest income         $(1,523)   4,391    (417)   2,451
                                      =======   ======    ====    =====

ITEM 3.   MARKET RISK

As a bank holding company, the Company's primary market risk is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. This sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by more closely matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company's interest sensitive liabilities typically have repricing periods or maturities of short duration, the Company has attempted to shorten the maturities of its assets by emphasizing the origination of short-term, fixed-rate consumer loans, one-to-four family residential mortgage loans with terms of fifteen years or less and adjustable rate mortgage loans, consumer loans and commercial loans. In addition, the Company has purchased shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.

The Company has a Risk Management Committee comprised of certain members of the Board of Directors which meets quarterly and reviews interest rate risks and trends, the Company's interest sensitivity position, the Company's liquidity position and the market value of the Company's investment portfolio.

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

The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at September 30, 1998 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the September 30, 1998 levels.

                                                                           Increase          Decrease
                                                                      ------------------  ---------------
Parallel shift in interest rates over the next 12 months                   1.0%     2.0%     1.0%    2.0%
                                                                         -----    -----    -----   -----
Projected percentage increase/(decrease) in net income                    (3.5%)   (9.2%)    5.0%   11.3%
Projected increase/(decrease) in return on average equity                 (0.3%)   (0.8%)    0.5%    1.0%
Projected increase/(decrease) in earnings per share                       ($.01)   ($.04)   $ .02   $ .05
Projected percentage increase/(decrease) in market value of equity       (11.5%)  (30.7%)   12.1%   24.8%

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

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

Northwest Savings Bank and Northwest Bancorp MHC, along with unrelated parties, have been named as defendants in a class action lawsuit filed in the Allegheny County Court of Common Pleas. This lawsuit is brought on behalf of purchasers of common stock in the Bank's initial public offering in November 1994. It alleges that the defendants breached their contractual obligations and fiduciary duties by carrying out the offering at a price that allegedly was not justified by market and financial conditions. The defendants previously obtained the dismissal of a lawsuit brought by the same counsel in federal court making similar allegations under federal law. Management intends to vigorously defend this lawsuit.

The Company and its subsidiaries are subject to a number of other asserted and unasserted claims encountered in the normal course of business. Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on the Company's financial statements.

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

ITEM 5. OTHER INFORMATION
-------------------------

HOLDING COMPANY REORGANIZATION
------------------------------

On February 17, 1998 Northwest Savings Bank reorganized into a two-tier holding company structure. The Bank formed a new, state chartered stock holding company, Northwest Bancorp, Inc., which is 69.2% owned by Northwest Bancorp MHC. As a result of this reorganization, Northwest Bancorp, Inc. became the parent company of Northwest Savings Bank and owns 100% of the Bank's common stock. The previous shareholders of Northwest Savings Bank stock received an equivalent number of shares of the new publicly traded entity, Northwest Bancorp, Inc. Aside from this two-tier holding company structure giving the Company greater flexibility by maintaining the benefits of the mutual holding company while capitalizing on the additional opportunities available to stock holding companies, the operations remain unchanged.

The reorganization was accounted for in a manner similar to a pooling of interests. Accordingly, the prior years' consolidated financial statements of Northwest Bancorp, Inc. are identical to that of Northwest Savings Bank.

BUSINESS COMBINATIONS
---------------------

In August 1998, Northwest Bancorp, Inc. successfully completed its tender offer for all remaining outstanding shares of Jamestown Savings Bank increasing its ownership to 100%. Jamestown Savings Bank operates three full service offices in Chautauqua County, New York.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     (a)  Exhibit No. 11 Statement re: computation of per share earnings

                                                        Three Months            Three Months
                                                           Ended                   Ended
                                                      September 30, 1998       September 30, 1997
                                                      ------------------       ------------------
Net income applicable to common stock                      $ 5,009,533            $  4,837,188

Weighted-average common shares outstanding                  46,559,719              46,271,118*
                                                           -----------            ------------

     Basic earnings per share                              $      0.11            $       0.10*
                                                           ===========            ============

Weighted-average common shares outstanding                  46,559,719              46,271,118*

Common stock equivalents due to effect of stock options        612,985                 559,690*
                                                           -----------            ------------

Total weighted-average common shares and equivalents        47,172,704              46,830,808*

     Diluted earnings per share                            $      0.11            $       0.10*
                                                           ===========            ============

* Adjusted for stock split effective November 14, 1997



          Exhibit No. 27 Financial Data Schedule attached


     (b) On August 14, 1998 form 8-K was filed regarding the Company's agreement with National City Bank of Pennslyvania to purchase eight community banking offices in Western Pennsylvania with deposits of approximately $198 million.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                            NORTHWEST BANCORP, INC.



Date: November 12, 1998       By: /s/ John O. Hanna
                                 --------------------
                                  John O. Hanna
                                  President and Chief Executive Officer


Date: November 12, 1998       By: /s/ William J. Wagner
                                 ----------------------
                                  William J. Wagner
                                  Chief Operating Officer
                                  Chief Financial Officer