Form 10-Q
period 1998-12-31
NORTHWEST BANCORP INC
filed 1999-02-16
CIK 1042064

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended December 31, 1998

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ________________ to ________________



                         Commission File Number 0-23817
                                                -------


                             Northwest Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                   23-2900888
         ------------                                   ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


Liberty Street at Second Avenue, Warren Pennsylvania                  16365
----------------------------------------------------                  -----
(Address of principal executive offices)                            (Zip Code)


                                 (814) 726-2140
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not applicable
                           --------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock (.10 par value) 47,348,778 shares outstanding as of December 31, 1998.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES



                                      INDEX



PART I         FINANCIAL INFORMATION                                     PAGE

Item 1.        Financial Statements                                      1 - 7

               - Consolidated Statements of Financial Condition

               - Consolidated Statements of Income

               - Consolidated Statements of Shareholders' Equity

               - Consolidated Statements of Cash Flows

               - Notes to Consolidated Financial Statements

Item 2.        Management's Discussion and Analysis of                  8 - 22
               Financial Condition and Results of
               Operations

Item 3.        Market Risk                                             23 - 24


PART II        OTHER INFORMATION                                       24 - 28

                          ITEM 1. FINANCIAL STATEMENTS



                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                   DECEMBER 31,  SEPTEMBER 30,     JUNE 30,
                         ASSETS                                        1998          1998            1998
----------------------------------------------------------------   -----------    -----------    -----------
CASH AND CASH EQUIVALENTS                                          $    47,161         26,482         16,992
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
    INSTITUTIONS                                                        53,083         49,612         42,403
MARKETABLE SECURITIES AVAILABLE-FOR-SALE                               309,668        305,770        316,715
MARKETABLE SECURITIES HELD-TO-MATURITY (MARKET
    VALUE OF $194,861, $186,274 AND $192,817)                          194,846        187,294        193,262
                                                                   -----------    -----------    -----------
         TOTAL CASH, INTEREST-EARNING DEPOSITS AND
         MARKETABLE SECURITIES                                         604,758        569,158        569,372
LOANS RECEIVABLE, NET OF ALLOWANCE FOR ESTIMATED
    LOSSES OF $16,515, $16,092 AND $15,769                           2,159,771      2,009,012      1,907,289
ACCRUED INTEREST RECEIVABLE                                             13,457         13,844         13,254
REAL ESTATE OWNED, NET                                                   3,185          3,471          3,506
FEDERAL HOME LOAN BANK STOCK, AT COST                                   18,021         14,508         13,444
PREMISES AND EQUIPMENT, NET                                             31,683         26,750         26,239
GOODWILL AND OTHER INTANGIBLES                                          38,630         24,474         22,065
OTHER ASSETS                                                            19,914          6,040          7,415
                                                                   -----------    -----------    -----------
               TOTAL ASSETS                                        $ 2,889,419      2,667,257      2,562,584
                                                                   ===========    ===========    ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------
LIABILITIES:
    DEPOSITS                                                       $ 2,340,568      2,081,885      2,022,503
    BORROWED FUNDS                                                     289,337        338,866        289,706
    ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                       14,934          8,305         15,348
    ACCRUED INTEREST PAYABLE                                             3,239          4,163          2,932
    OTHER LIABILITIES                                                   14,531         12,185         12,303
                                                                   -----------    -----------    -----------
        TOTAL LIABILITIES                                            2,662,609      2,445,404      2,342,792

MINORITY INTEREST IN SUBSIDIARY                                              0              0          1,913

SHAREHOLDERS' EQUITY:
    COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
        AUTHORIZED, 47,348,778, 46,864,620 AND 46,840,970 ISSUED
        AND OUTSTANDING, RESPECTIVELY                                    4,735          4,686          4,684
    PAID-IN CAPITAL                                                     68,573         67,376         67,248
    RETAINED EARNINGS                                                  150,758        148,394        145,259
    ACCUMULATED OTHER COMPREHENSIVE INCOME:
        NET UNREALIZED GAIN ON SECURITIES AVAILABLE-
        FOR-SALE, NET OF INCOME TAXES                                    5,427          4,080          3,371
    UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN SHARES                       (1,412)        (1,412)        (1,412)
    UNEARNED RECOGNITION AND RETENTION PLAN SHARES                      (1,271)        (1,271)        (1,271)
                                                                   -----------    -----------    -----------
                                                                       226,810        221,853        217,879
                                                                   -----------    -----------    -----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 2,889,419      2,667,257      2,562,584
                                                                   ===========    ===========    ===========

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              THREE MONTHS            SIX MONTHS
                                                            ENDED DECEMBER 31,     ENDED DECEMBER 31,
                                                            1998        1997        1998        1997
                                                          --------    --------    --------    --------
INTEREST INCOME:
    LOANS RECEIVABLE                                      $ 42,481      34,720      83,404      68,625
    MORTGAGE-BACKED SECURITIES                               4,280       4,742       8,953       9,530
    INVESTMENT SECURITIES                                    3,080       2,234       6,239       4,370
    INTEREST-EARNING DEPOSITS                                  279         207         482         314
                                                          --------    --------    --------    --------
            TOTAL INTEREST INCOME                           50,120      41,903      99,078      82,839
INTEREST EXPENSE:
    DEPOSITS                                                24,447      20,695      47,786      40,499
    BORROWED FUNDS                                           4,382       2,423       8,778       4,783
                                                          --------    --------    --------    --------
            TOTAL INTEREST EXPENSE                          28,829      23,118      56,564      45,282

            NET INTEREST INCOME                             21,291      18,785      42,514      37,557
PROVISION FOR POSSIBLE LOAN LOSSES                             866         611       1,656       1,271
                                                          --------    --------    --------    --------
            NET INTEREST INCOME AFTER PROVISION
              FOR POSSIBLE LOAN LOSSES                      20,425      18,174      40,858      36,286

NONINTEREST INCOME:
    LOAN SERVICE CHARGES                                       202         277         496         546
    SERVICE FEES ON DEPOSIT ACCOUNTS                           766         540       1,480       1,032
    GAIN ON SALE OF MARKETABLE SECURITIES, NET                  30           0          76           0
    LOSS ON SALE OF LOANS, NET                                (265)       (115)       (418)       (295)
    GAIN/(LOSS) ON SALE OF REAL ESTATE OWNED                    (7)         18          85         (48)
    DIVIDENDS ON FHLB STOCK                                    326         212         566         422
    OTHER OPERATING INCOME                                     666         647       1,449       1,450
                                                          --------    --------    --------    --------
            TOTAL NONINTEREST INCOME                         1,718       1,579       3,734       3,107

NONINTEREST EXPENSE:
    COMPENSATION AND EMPLOYEE BENEFITS                       8,553       6,688      16,713      13,359
    PREMISES AND OCCUPANCY COSTS                             1,557       1,258       3,141       2,582
    OFFICE OPERATIONS                                        1,066         984       2,051       1,816
    FEDERAL INSURANCE PREMIUMS                                 278         263         555         517
    DATA PROCESSING                                            640         402       1,070         703
    CHECK PROCESSING AND ATM EXPENSE                           463         516         998         852
    BANK SERVICE CHARGES                                       330         247         640         488
    ADVERTISING                                                541         304         854         644
    LEGAL, AUDIT AND PROFESSIONAL SERVICES                     189         228         447         488
    REAL ESTATE OWNED EXPENSE                                  130         181         315         365
    AMORTIZATION OF INTANGIBLES                                733         373       1,367         645
    OTHER EXPENSES                                             518         488         965         817
                                                          --------    --------    --------    --------
            TOTAL NONINTEREST EXPENSE                       14,998      11,932      29,116      23,276

            INCOME BEFORE INCOME TAXES                       7,145       7,821      15,476      16,117
            STATE AND FEDERAL INCOME TAXES                   2,888       2,880       6,212       6,339
            MINORITY INTEREST IN NET LOSS OF SUBSIDIARY          0           0           3           0
                                                          --------    --------    --------    --------
                  NET INCOME                              $  4,257       4,941       9,267       9,778
                                                          ========    ========    ========    ========


BASIC AND DILUTED EARNINGS PER SHARE                      $   0.09        0.11        0.20        0.21
                                                          ========    ========    ========    ========

See accompanying notes to unaudited consolidated financial statements.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                     Accum.    Unearned     Unearned
                                                                                     Other     Employee    Recognition
                                        Common Stock                                Compre-     Stock         and         Total
                                   ----------------------   Paid-in     Retained    hensive    Ownership    Retention  Shareholders'
                                     Shares      Amount     Capital     Earnings     Income   Plan Shares  Plan Shares    Equity
                                   ----------  ----------  ----------  ----------   --------  -----------  -----------   ----------
Beginning balance at 6/30/97     * 46,752,000  $*   4,676   *  65,516     131,423      1,026    (2,358)      (1,789)     198,494

Comprehensive income:
      Net income                         --          --          --         9,778       --        --           --          9,778
      Change in unrealized gain on
      securities, net of tax             --          --          --          --        2,893      --           --          2,893
                                                                                                                       ---------
Total comprehensive income                                                                                                12,671

Exercise of stock options              45,680           6         161        --         --        --           --            167

ESOP shares released                     --          --          --          --         --        --           --              0

RRP shares released                      --          --          --          --         --        --            371          371

Dividends declared                       --          --          --        (3,741)      --        --           --         (3,741)
                                   ----------  ----------  ----------  ----------   --------  --------    ---------    ---------
Ending balance at 12/31/97         46,797,680  $    4,682      65,677     137,460      3,919    (2,358)      (1,418)     207,962
                                   ==========  ==========  ==========  ==========   ========  ========    =========    =========

                                                                                    Accum.     Unearned    Unearned
                                                                                    Other      Employee   Recognition
                                        Common Stock                               Compre-      Stock         and          Total
                                   ----------------------   Paid-in    Retained    hensive    Ownership    Retention   Shareholders'
                                     Shares      Amount     Capital    Earnings     Income   Plan Shares  Plan Shares     Equity
                                   ----------  ----------  ----------  ---------  ---------  -----------  ------------  -----------
Beginning balance at 6/30/98       46,840,970  $    4,684      67,248    145,259      3,371     (1,412)      (1,271)      217,879

Comprehensive income:
      Net income                         --          --          --        9,267       --         --           --           9,267
      Change in unrealized gain on
      securities, net of tax             --          --          --         --        2,056       --           --           2,056
                                                                                                                       ----------
Total comprehensive income                                                                                                 11,323

Stock issuance for acquisition    **  475,128          48       1,145       --         --         --           --           1,193

Exercise of stock options              32,680           3         180       --         --         --           --             183

ESOP shares released                     --          --          --         --         --         --           --               0

RRP shares released                      --          --          --         --         --         --           --               0

Dividends declared                       --          --          --       (3,768)      --         --           --          (3,768)
                                   ----------  ----------  ----------  ---------  ---------  ---------   ----------    ----------
Ending balance at 12/31/98         47,348,778  $    4,735      68,573    150,758      5,427     (1,412)      (1,271)      226,810
                                   ==========  ==========  ==========  =========  =========  =========   ==========    ==========

* Adjusted for stock split effective November 14, 1997

** Represents shares issued for the acquisition of Corry Savings Bank. See
   Business Combination Section.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


                                                                      Three Months  Three Months  Six Months   Six Months
                                                                          Ended         Ended       Ended         Ended
                                                                        12/31/98      12/31/97     12/31/98     12/31/97
                                                                      ------------  ------------  ----------   ----------
OPERATING ACTIVITIES
  Net Income                                                            $   4,257        4,941        9,267        9,778
  Adjustments to reconcile net income to net cash
     provided by operations:
         Provision for possible loan losses                                   866          611        1,656        1,271
         Net loss on sales of assets                                          242           97          257          343
         Purchase of marketable securities, trading                          --           --         (5,284)        --
         Proceeds from sale of marketable securities, trading                  30         --          5,360         --
         Depreciation and amortization expense                              1,267          939        2,352        1,735
         Accretion of deferred loan fees                                     (485)        (120)        (887)        (213)
         Decrease (increase) in other assets                              (13,938)         521      (12,842)       1,563
         Increase (decrease) in other liabilities                          (1,202)      (9,926)         621       (7,346)
         Amortization of premium (discounts) on marketable securities           3          (78)         (31)        (175)
         Noncash compensation expense related to
              stock benefit plans                                             684          789        1,400        1,440
         Other                                                               --            111          226          111
                                                                        ---------    ---------    ---------    ---------
              Net cash provided (used) by operating activities             (8,276)      (2,115)       2,095        8,507

INVESTING ACTIVITIES
         Purchase of marketable securities held-to-maturity               (30,520)     (22,953)     (31,520)     (28,368)
         Purchase of marketable securities available-for-sale             (19,776)     (27,481)     (21,537)     (46,103)
         Proceeds from maturities and principal reductions
             of marketable securities held-to-maturity                     24,883       10,175       31,892       13,333
         Proceeds from maturities and principal reductions
             of marketable securities available-for-sale                   19,333        3,560       32,561       14,015
         Proceeds from sales of marketable securities,
             available-for-sale                                              --           --           --           --
         Loan originations                                               (227,989)    (159,251)    (450,887)    (311,390)
         Proceeds from loan maturities and principal reductions            94,115       97,482      210,347      194,978
         Proceeds from loan sales                                           3,389        5,873        7,365       15,733
         Purchase of Federal Home Loan Bank Stock                          (3,311)        --         (4,375)        --
         Proceeds from sale of real estate owned                            1,718        1,253        2,271        1,646
         Purchase of real estate for investment                               (21)        (187)        (364)        (448)
         Purchase of premises and equipment                                (2,586)        (823)      (3,548)      (1,762)
         Acquisitions, net of cash received                               157,964      152,671      152,994      152,671
                                                                        ---------    ---------    ---------    ---------
              Net cash provided (used) by investing activities             17,199       60,319      (74,801)       4,305

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                               Three Months  Three Months  Six Months   Six Months
                                                                   Ended        Ended        Ended        Ended
                                                                  12/31/98     12/31/97     12/31/98     12/31/97
                                                               ------------  ------------  ----------   ----------
FINANCING ACTIVITIES
         Increase in deposits, net                               $  57,641       50,436      117,023       98,583
         Proceeds from long-term borrowings                          2,782       40,577       88,406       52,346
         Repayments of long-term borrowings                        (18,994)     (17,289)     (68,306)     (33,578)
         Net decrease in short-term borrowings                     (32,001)     (93,404)     (20,579)    (128,469)
         Increase (decrease) in advances by borrowers for
              taxes and insurance                                    6,446        4,985         (597)      (1,369)
         Cash dividends paid                                        (1,893)      (1,870)      (3,768)      (3,740)
         Stock issuance for acquisition                              1,193         --          1,193         --
         Proceeds from options exercised                                53          161          183          161
                                                                 ---------    ---------    ---------    ---------
              Net cash provided (used) by financing activities      15,227      (16,404)     113,555      (16,066)

Net increase (decrease) in cash and cash equivalents             $  24,150       41,800       40,849       (3,254)
                                                                 =========    =========    =========    =========

Cash and cash equivalents at beginning of period                 $  76,094       26,458       59,395       71,512
Net increase (decrease) in cash and cash equivalents                24,150       41,800       40,849       (3,254)
                                                                 ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period                       $ 100,244       68,258      100,244       68,258
                                                                 =========    =========    =========    =========


Cash paid during the period for:
       Interest on deposits and borrowings (including interest
         credited to deposit accounts of $18,087, $17,742,
          $34,434 and $30,875, respectively)                     $  29,753       25,778       56,257       45,932
                                                                 =========    =========    =========    =========
       Income taxes                                              $   7,260        5,120        9,158        6,338
                                                                 =========    =========    =========    =========


Business acquisitions:
       Fair value of assets acquired                             $  43,785       14,084       46,842       14,084
       Cash received                                               157,964      152,671      152,994      152,671
       Minority interest                                              --           --          1,913         --
                                                                 ---------    ---------    ---------    ---------
         Liabilities assumed                                     $ 201,749      166,755      201,749      166,755
                                                                 =========    =========    =========    =========


Non-cash activities:
       Loans transferred to real estate owned                    $   1,479        1,065        1,905        1,586
                                                                 =========    =========    =========    =========
       Sale of real estate owned financed by the Company         $     133           25          222           27
                                                                 =========    =========    =========    =========

                          NOTES TO FINANCIAL STATEMENTS


(1)      Basis of Presentation
         ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for form 10-Q and, accordingly, do not include information for footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in Northwest Bancorp, Inc.'s Annual Report and Form 10-K for the fiscal year ended June 30, 1998. Certain items previously reported have been reclassified to conform with the current period's reporting format. The results of operations for the three months and the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire year.


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


(3)      Accounting Developments
         -----------------------

In June 1997, the FASB released SFAS 130 "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements for fiscal years beginning after December 15, 1997. As such, the Company adopted this statement in the current fiscal year by adding the required disclosure in both the Consolidated Statement of Financial Condition and the Consolidated Statement of Changes in Shareholders' Equity. The adoption of SFAS 130 had no effect on the reported earnings or operations of the Company.

In June 1997, the FASB released SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting financial information from operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 uses a "management approach" concept as the basis for identifying reportable segments which focuses on financial information as used internally by an enterprise's decision makers. This statement is effective for periods beginning after December 15, 1997 and such disclosure is not expected to have a material impact on the consolidated financial statements of the Company. Such disclosure will be made in the Company's current year annual report.

In February 1998, the FASB released SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" an amendment of FASB Statements No. 87, 88, and 106 (SFAS 132"). SFAS 132 standardizes disclosure requirements for pensions and postretirement benefits where applicable and suggests a combined format for presentation purposes, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This statement, however, does not change the measurement or recognition requirements of pension or postretirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods if the information is readily available. Accordingly, this disclosure will be presented in the Company's current year annual report but the impact of this statement is not expected to have a material effect on the Company's financial statements.

In June 1998, the FASB released SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, however, this statement should not be applied retroactively to financial statements of prior periods. The Company does not currently participate in derivative instruments or hedging activities and, therefore, does not expect this statement to have a material effect on the financial statements.

In October 1998, the FASB released SFAS 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Entity an amendment of FASB Statement No.65" (SFAS 134). SFAS 134 amends Statement 65 to require that after the securitization of mortgage loans, a mortgage banking entity classify the resulting mortgage-backed securities or other retained interests as either held-to-maturity, available for sale or trading based on its ability and intent to hold those securities. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998 and is not expected to have a material impact on the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1998 to December 31,
----------------------------------------------------------------------------
1998
----

Assets
------

At December 31, 1998, the Company had total assets of $2.889 billion, an increase of approximately $326.8 million, or 12.7%, from $2.563 billion at June 30, 1998. This increase was funded primarily by a $318.1 million increase in deposits and net income of $9.3 million.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $604.8 million at December 31, 1998, an increase of $35.4 million, or 6.2%, from $569.4 million at June 30, 1998. Net loans receivable increased by $252.5 million, or 13.2%, to $2.160 billion at December 31, 1998 from $1.907 billion at June 30, 1998 as loan demand remained strong in all of the Company's market areas. Goodwill and other intangibles increased by $16.5 million, or 74.7%, to $38.6 million at December 31, 1998 from $22.1 million at June 30, 1998 as the Company recorded intangible assets in acquiring eight full-service offices with deposits of $177.0 million and when it used purchase accounting in the acquisition of Corry Savings Bank and the remaining outstanding shares of Jamestown Savings Bank.

Liabilities
-----------

Deposits increased by $318.1 million, or 15.7%, to $2.341 billion at December 31, 1998 from $2.023 billion at June 30, 1998. This increase resulted primarily from normal internal deposit growth, the purchase of eight offices with deposits of $177.0 million and the acquisition of Corry Savings Bank with deposits of $24.4 million. Borrowed funds decreased by $369,000, or 0.1%, to $289.3 million at December 31, 1998 from $289.7 million at June 30, 1998 as the Company's growth was funded primarily by the aforementioned acquisitions.

Capital Resources and Liquidity
-------------------------------
Total capital at December 31, 1998 was $226.8 million, an increase of $8.9 million, or 4.1%, from $217.9 million at June 30, 1998. This increase was primarily attributable to net income for the six month period of $9.3 million which was partially offset by the accrual of common stock dividends in the amount of $3.8 million. Also contributing to this increase in capital was a $2.0 million increase in the net unrealized gain on securities available-for-sale.

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

As of December 31, 1998, all regulatory capital requirements were exceeded. The actual, required, and well capitalized levels as of December 31, 1998 and June 30, 1998 are as follows: (dollars in thousands)


                               December 31, 1998

                                                                                     To be well
                                             Actual               Required           Capitalized
                                       ------------------    -----------------    ----------------
                                        Amount      Ratio     Amount     Ratio     Amount    Ratio
                                       --------     -----    --------    -----    --------   -----
Total Capital (to risk weighted
assets):
Northwest Bancorp, Inc.                $198,299     12.55%   $126,366    8.00%    $157,958   10.00%
Northwest Savings Bank                 $195,965     12.69%   $123,524    8.00%    $154,405   10.00%
Jamestown Savings Bank                 $  5,401     16.06%   $  2,691    8.00%    $  3,364   10.00%

Tier 1 Capital (to risk weighted
assets):
Northwest Bancorp, Inc.                $180,309     11.42%   $ 63,183    4.00%    $ 94,775    6.00%
Northwest Savings Bank                 $179,755     11.64%   $ 61,762    4.00%    $ 92,643    6.00%
Jamestown Savings Bank                 $  5,097     15.15%   $  1,345    4.00%    $  2,018    6.00%

Tier 1 Capital (core) (to average
assets):
Northwest Bancorp, Inc.                $180,309      6.45%   $ 83,851    3.00%*   $139,753    5.00%
Northwest Savings Bank                 $179,755      6.69%   $ 80,607    3.00%*   $134,345    5.00%
Jamestown Savings Bank                 $  5,097      7.64%   $  2,001    3.00%*   $  3,336    5.00%


                                 June 30, 1998

                                                                                        To be well
                                                Actual             Required             Capitalized
                                           ----------------    ----------------     -----------------
                                            Amount    Ratio     Amount    Ratio      Amount     Ratio
                                           --------   -----    --------   -----     --------    -----
Total Capital (to risk weighted assets):
Northwest Bancorp, Inc.                    $210,483   15.52%   $108,469    8.00%    $135,587   10.00%
Northwest Savings Bank                     $200,669   15.12%   $106,182    8.00%    $132,728   10.00%
Jamestown Savings Bank                     $  5,520   20.70%   $  2,133    8.00%    $  2,667   10.00%

Tier 1 Capital (to risk weighted
assets):
Northwest Bancorp, Inc.                    $194,714   14.36%   $ 54,235    4.00%    $ 81,352    6.00%
Northwest Savings Bank                     $185,131   13.95%   $ 53,091    4.00%    $ 79,637    6.00%
Jamestown Savings Bank                     $  5,273   19.77%   $  1,067    4.00%    $  1,600    6.00%

Tier 1 Capital (core) (to average
assets):
Northwest Bancorp, Inc.                    $194,714    7.82%   $ 74,657    3.00%*   $124,428    5.00%
Northwest Savings Bank                     $185,131    7.63%   $ 72,763    3.00%*   $121,271    5.00%
Jamestown Savings Bank                     $  5,273    9.12%   $  1,734    3.00%*   $  2,890    5.00%



* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of December 31, 1998, the Company had not been advised of any additional requirements in this regard.


The Company is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The Company's internal liquidity requirement is based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Company has always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at December 31, 1998 was 23.0%. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

Nonperforming Assets
--------------------

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are placed on nonaccrual status when they are more than 90 days contractually delinquent. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value or the principal balance of the related loan. Nonperforming assets increased $10.4 million, or 86.1%, to $22.6 million at December 31, 1998 from $12.1 million at June 30, 1998. This increase resulted primarily from a change in the Company's policy regarding delinquency status. In past years, a borrower was not considered delinquent if they had paid any portion of a payment. Under current Company policy, a loan is considered delinquent if any part of a contractually-due payment has not been paid. This change became effective on November 13, 1998 when the Company converted to a new core application software system and as a result of this change, the Company recorded a significant increase in the amount of loans which are ninety days or more past due. Management believes, however, that since the Company's loan collectors are now aware of these delinquencies they will take the appropriate action to address those borrowers who have made only partial payments. Management further believes that the Company's asset quality remains consistent.

                                            December 31, 1998   June 30, 1998
                                            -----------------   -------------
Loans accounted for on a nonaccrual basis:
  One-to four family residential loans            $12,710         $ 6,013
  Multifamily and commercial loans                  2,424             929
  Consumer loans                                    3,969           1,631
  Commercial business loans                           267              39
                                                  -------         -------

        Total                                     $19,370         $ 8,612
                                                  =======         =======

Total nonperforming loans as a
percentage of net loans receivable                    .90%            .45%
                                                  =======         =======

Total real estate acquired through
foreclosure and other real estate owned           $ 3,185         $ 3,506
                                                  -------         -------

        Total nonperforming assets                $22,555         $12,118
                                                  =======         =======

Total nonperforming assets as a
percentage of total assets                            .78%            .47%
                                                  =======         =======

Comparison of Operating Results for the Three Months and Six Months Ended
-------------------------------------------------------------------------
December 31, 1998 and 1997
--------------------------

General
-------

Northwest Bancorp, Inc.'s net income for the three months ended December 31, 1998 was $4.3 million, or $.09 per share, a decrease of $648,000, or 13.8%, from $4.9 million, or $.11 per share, during the same period last year. The decline in earnings resulted primarily from recording significant expenses in the quarter relating to the Company's conversion to a new core application data processing system. The data processing conversion, which was completed to accomplish the Company's major Year 2000 readiness initiatives, resulted in additional expenses of approximately $600,000, or $.01 per share, after tax.

For the six months ended December 31, 1998, the Company's earnings were $9.3 million, or $.20 per share, a decrease of $511,000, or 5.2%, from $9.8 million, or $.21 per share, for the same period last year. This decrease in earnings also resulted primarily from the aforementioned data processing conversion expenses.

Net Interest Income
-------------------

For the three months ended December 31, 1998, total interest income increased by $8.2 million, or 19.6%, to $50.1 million compared to $41.9 million for the three months ended December 31, 1997. This increase resulted primarily from a $562.9 million, or 27.2%, increase in average interest earning assets to $2.636 billion for the three months ended December 31, 1998 from $2.073 billion for the three months ended December 31, 1997. Partially offsetting this increase in average balance was a decrease in the yield on average interest earning assets to 7.61% for the three months ended December 31, 1998 from 8.08% for the same period last year. The substantial growth in average interest earnings assets was primarily due to the investment of funds received from the acquisition of offices with deposits of approximately $255.0 million combined with continued strong internal growth in the Company's existing franchise. The decrease in the overall yield on interest earning assets resulted primarily from a substantial percentage of the Company's loan portfolio being refinanced or restructured in an effort by borrowers to reduce their interest rates. Also contributing to this decrease was a substantial decrease in the yield on the Company's portfolio of mortgage-backed securities as a large percentage of these securities are variable rate and the rates adjusted downward during a period of generally decreasing interest rates.

Interest income on loans receivable increased by $7.8 million, or 22.5%, to $42.5 million for the quarter ended December 31, 1998 compared to $34.7 million during the same quarter last year. This increase resulted primarily from a $481.4 million, or 30.0%, increase in average loans outstanding to $2.088 billion for the quarter ended December 31, 1998 from $1.606 billion for the same quarter last year. Loan balances increased because of strong loan demand throughout the Company's market area. Partially offsetting this increase in loans receivable was a decrease in the yield on average loans to 8.14% for the quarter ended December 31, 1998 from 8.65% for the comparable period last year. This decrease in average yield resulted primarily from a substantial percentage of the Company's loans refinancing or restructuring in an effort by borrowers to lower their interest rates. Also contributing to this decline was the substantial growth of the portfolio during a period of relatively low interest rates.

Interest income on mortgage-backed securities declined by $462,000, or 9.7%, to $4.3 million for the three months ended December 31,1998 from $4.7 million for the same period last year. An increase in the average balance of mortgage-backed securities of $10.9 million, or 3.7%, to $303.1 million for the three months ended December 31, 1998 from $292.2 million for the three months ended December 31, 1997 was offset by a decrease in the average yield to 5.65% from 6.49% for the same quarter last year. The average balance increased primarily because of the purchase of mortgage-backed securities in an effort to deploy some of the funds received from the previously mentioned acquisitions of deposits. The average yield on mortgage-backed securities declined as a result of a large percentage of the portfolio having variable interest rates which repriced at lower market rates.

Interest income on investment securities increased by $846,000, or 37.9%, to $3.1 million for the three months ended December 31, 1998 from $2.2 million for the three months ended December 31, 1997. The increase resulted primarily from a $52.7 million, or 36.4%, increase in the average balance of investment securities to $197.3 million for the three months ended December 31, 1998 from $144.6 million for the three months ended December 31, 1997. The increase in average balance was primarily due to the investment of deposits assumed as a result of the acquisition of eight banking offices. Augmenting this increase was an increase in the average yield to 6.24% for the quarter ended December 31, 1998 from 6.18% for the same quarter last year. This increase in average yield resulted primarily from the purchase of approximately $30 million of fixed-rate trust preferred securities from other financial institutions which had higher yields than the securities in the Company's portfolio at the time of the purchase. Partially offsetting the higher yields on the trust preferred securities was the lower nominal interest rates received on approximately $40 million of tax exempt securities that the Company purchased during the last twelve months.

Interest income on interest-earning deposits increased by $72,000, or 34.8%, to $279,000 for the three months ended December 31, 1998 from $207,000 for the three months ended December 31, 1997. This increase resulted primarily from an increase in the average balance of $17.9 million, or 59.1%, to $48.2 million for the three months ended December 31, 1998 from $30.3 million for the three months ended December 31, 1997. This increase was funded primarily by the proceeds of the various office acquisitions. Partially offsetting this increase was a decrease in the average yield to 2.32% for the quarter ended December 31, 1998 from 2.73% for the same period last year. This decrease in average yield reflected the decrease in market interest rates in general.

Interest expense increased by $5.7 million, or 24.7%, to $28.8 million for the three months ended December 31, 1998 from $23.1 million for the three months ended December 31, 1997. This increase resulted primarily from an increase of $585.3 million, or 30.3%, in the average balance of interest-bearing liabilities to $2.515 billion for the quarter ended December 31, 1998 from $1.930 billion for the quarter ended December 31, 1997. Partially offsetting this increase in balance was a decrease in the average cost of funds to 4.59% for the quarter ended December 31, 1998 from 4.79% for the comparable period last year. The increase in average interest-bearing liabilities resulted primarily from an increase of $421.6 million, or 24.0%, in the average balance of deposits attributed primarily to the office acquisitions throughout the year which contributed deposits of approximately $177.0 million. In addition, strong internal growth and the acquisitions of Jamestown Savings Bank and Corry Savings Bank with deposits of $54.3 million and $24.4 million, respectively, accounted for the remaining increase in deposits. Also contributing to the growth of interest-bearing liabilities was an increase of $163.7 million, or 95.8%, in average borrowed funds to $334.5 million for the quarter ended December 31, 1998 from $170.8 million for the quarter ended December 31, 1997. The increase in borrowed funds consisted primarily of borrowings from the Federal Home Loan Bank which were used to fund increases in the loan and investment security portfolios in an effort to enhance net interest income. The decrease in the average cost of funds resulted primarily from a decrease in market rates in general which effectively lowered the interest rates paid for certificates of deposits, checking accounts and borrowed money.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.5 million, or 13.3%, to $21.3 million for the three months ended December 31, 1998 compared to $18.8 million for the three months ended December 31, 1997.

For the six months ended December 31,1998, total interest income increased by $16.3 million, or 19.7%, to $99.1 million compared to $82.8 million for the six months ended December 31, 1997. This increase primarily resulted from a $534.2 million, or 26.1%, increase in average interest earning assets to $2.578 billion for the six months ended December 31, 1998 from $2.044 billion for the six months ended December 31, 1997. The yield on average interest earning assets decreased to 7.69% for the six months ended December 31, 1998 from 8.11% for the same period last year. The increase in average interest earning assets was primarily a result of the deployment of deposits received from the acquisition of offices combined with continued strong internal growth. The yield on average interest earning assets declined as the result of significant loan refinancings and substantial growth during a period of generally lower interest rates.

Interest income on loans receivable increased by $14.8 million, or 21.6%, to $83.4 million for the six months ended December 31, 1998 from $68.6 million for the six months ended December 31, 1997. This increase resulted primarily from a $442.9 million, or 28.0%, increase in average loans outstanding to $2.024 billion for the six months ended December 31, 1998 from $1.582 billion for the same period last year. Partially offsetting the increase in average loans outstanding was a decrease in the average yield on loans to 8.24% for the six months ended December 31, 1998 from 8.68% for the six months ended December 31, 1997. Interest income on mortgage-backed securities decreased by $577,000, or 6.1%, to $9.0 million for the six months ended December 31, 1998 from $9.5 million during the same period last year. The average balance of mortgage-backed securities increased by $11.5 million, or 3.9%, to $302.8 million for the six months ended December 31, 1998 from $291.3 million for the six months ended December 31, 1997. Partially offsetting this increase was a decrease in the average yield to 5.91% for the six months ended December 31, 1998 from 6.54% for the same period last year. Interest income on investment securities increased by $1.8 million, or 40.9%, to $6.2 million for the six months ended December 31, 1998 from $4.4 million for the six months ended December 31, 1997. This increase resulted primarily from a $60.9 million, or 44.2%, increase in the average balance of investment securities to $198.7 million for the six months ended December 31, 1998 from $137.8 million for the six months ended December 31, 1997. Partially offsetting the increase in the average balance of investment securities was a slight decline in the average yield to 6.28% for the six months ended December 31, 1998 from 6.34% for the same period last year. Interest income on interest-earning deposits increased by $168,000, or 53.5%, to $482,000 for the six months ended December 31, 1998 from $314,000 for the six months ended December 31, 1997. This increase resulted primarily from an $18.9 million, or 57.4%, increase in the average balance of interest-earning deposits to $51.8 million for the six months ended December 31, 1998 from $32.9 million for the six months ended December 31,1997. Partially offsetting the increase in the average balance of interest-earning deposits was a decline in the average yield to 1.86% for the six months ended December 31, 1998 from 1.91% for the same period last year.

For the six months ended December 31, 1998 interest expense increased by $11.3 million, or 24.9%, to $56.6 million compared to $45.3 million for the six months ended December 31, 1997. This increase resulted primarily from a $547.6 million, or 28.8%, increase in the average balance of interest-bearing liabilities to $2.446 billion for the six months ended December 31, 1998 from $1.899 billion for the six months ended December 31, 1997. Partially offsetting this increase in balance was a decrease in the average cost of funds to 4.62% for the six months ended December 31, 1998 compared to 4.77% for the six months ended December 31, 1997. The increase in average interest-bearing liabilities resulted primarily from a $407.4 million, or 23.7%, increase in the average balance of deposits attributed primarily to the aforementioned branch acquisitions. Also contributing to the increase in deposits was continued strong internal deposit growth. Interest-bearing liabilities also increased due to a $140.2 million, or 77.6%, increase in average borrowed funds to $320.9 million for the six months ended December 31, 1998 from $180.7 million for the six months ended December 31, 1997. The increase in borrowed funds consisted primarily of funds borrowed from the Federal Home Loan Bank which were used to fund increases in the Company's portfolio of loans and investment securities in an effort to enhance the net interest income. The decrease in the average cost of funds resulted primarily from decreases in market interest rates in general which resulted in a corresponding decrease in the cost of checking accounts and certificates of deposit.

Provision for Loan Losses
-------------------------

The provision for possible loan losses increased by $255,000, or 41.7%, to $866,000 for the three months ended December 31, 1998 from $611,000 for the three months ended December 31,1997. The Company has increased its provision for possible loan losses in response to the significant growth in its loan portfolio over the past twelve months as credit quality has remained consistent.

The provision for possible loan losses increased by $385,000, or 30.3%, to $1.7 million for the six months ended December 31, 1998 from $1.3 million for the six months ended December 31, 1997. This increase also resulted from the significant growth in the Company's loan portfolio.

Noninterest Income
------------------

Noninterest income increased by $139,000, or 8.8%, to $1.7 million for the three months ended December 31, 1998 from $1.6 million for the three months ended December 31, 1997. This increase was due primarily to a $151,000 increase in loan fees and service charges resulting from the successful introduction of a debit card program which provided transaction fee income. Partially offsetting this increase in fee income was an increase of $150,000 in the loss on the sale of loans. This increase in the loss on sale of loans resulted primarily from the discontinuance of the Company's New York mortgage banking subsidiary on December 31, 1998. This business operation was discontinued due to losses experienced during the last several years. It is anticipated that the Company will incur additional expenses to liquidate this operation during the quarter ended March 31, 1999, but such expenses will not have a material impact on the Company's earnings.

For the six months ended December 31, 1998 noninterest income increased by $627,000, or 20.2%, to $3.7 million compared to $3.1 million for the six months ended December 31, 1997. This increase was also primarily attributable to the introduction of a debit card with related transaction fee income.

Noninterest Expense
-------------------

Noninterest expense increased by $3.1 million, or 26.1%, to $15.0 million for the three months ended December 31, 1998 from $11.9 million for the three months ended December 31, 1997. This increase resulted primarily from the substantial growth in the Company's retail network over the past twelve months. Since December 31, 1997, the Company purchased twelve full service banking facilities and opened four de-novo banking offices. This represents a 25% increase in the Company's branch office network. During the same period, the Company opened four de-novo consumer finance offices which represents a 13.3% increase in the Company's consumer finance network. Also contributing to the substantial increase in noninterest expense were expenses of approximately $900,000 relating to the Company's conversion to a new mainframe core application data processing system. This conversion was completed to enable the Company to become more competitive into the next century and to accomplish most of the Company's Year 2000 initiatives.

As a result of the Company's strategic growth and data processing conversion, along with normal inflationary increases in costs, all expense categories increase significantly for the three months ended December 31, 1998 when compared to the previous year. Compensation and employee benefit expense increased by $1.9 million, or 28.4%, to $8.6 million; premises and occupancy costs increased by $300,000, or 23.8%, to $1.6 million; and other expenses increased by $542,000, or 15.0%, to $4.2 million. In addition, as a result of recording intangibles of approximately $18.0 million relating to the acquisitions of Jamestown Savings Bank, Corry Savings Bank and eight branch offices with deposits, the expense for amortization of intangibles increased by $360,000, or 96.5%, to $733,000 for the quarter ended December 31, 1998 from $373,000 in the previous year.

For the six months ended December 31, 1998, noninterest expenses increased by $5.8 million, or 24.9%, to $29.1 million from $23.3 million during the same period last year. This increase also related primarily to the aforementioned growth in the Company's retail network and the core application data processing conversion.


Income Taxes
------------

The provision for income taxes for the three months ended December 31, 1998 was unchanged at $2.9 million when compared to the same period last year. Although the Company's taxable income decreased by $676,000, the expected decrease in income tax was offset by the recognition in the previous year of significant tax credits received from the Company's participation in low-income housing projects.

For the six months ended December 31, 1998 the provision for income taxes decreased by $100,000 to $6.2 million when compared to $6.3 million for the same period last year. This decrease resulted primarily from a $641,000 decrease in taxable income which was offset by the aforementioned low-income housing tax credits.


Year 2000
---------

The Company has devoted substantial resources to address the possible impact of issues relating to the year 2000 ("Y2K") on the Company and its operations. After several years of assessing the potential problems, the Company adopted a formal plan addressing the Y2K issue in 1997.

The Company's most critical operating system is its core application processing and the Company addressed this mission critical area by converting to a new core application processing system in the fourth quarter of 1998. Although the system's Y2K capabilities have already been tested by other users, on-site testing of the computer system's Y2K readiness, as well as all mission critical processes, is expected to be completed by the Company by June 30, 1999. The approximate all-inclusive cost of this conversion was $3,000,000. Approximately $900,000 of these costs were expenses recorded in the quarter ended December 31, 1998. The remaining costs have been capitalized and will be expensed over various periods ranging from five to ten years.

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

                         Three Months Ended December 31,


                                                                    1998                                1997
                                                   ---------------------------------------------------------------------
                                                    AVERAGE.      INTEREST     AVG       AVERAGE      INTEREST      AVG.
                                                    BALANCE                   YIELD/     BALANCE                   YIELD
                                                                               COST                                /COST
                                                   ----------    ----------    ----     ----------    ----------    ----
ASSETS:
-------
Interest Earning Assets:
  Loans Receivable (a) (b)                         $2,087,532    $   42,481    8.14%    $1,606,125    $   34,720    8.65%
  Mortgage-Backed Securities (c) (d)               $  303,055    $    4,280    5.65%    $  292,189    $    4,742    6.49%
  Investment Securities (b) (c) (d) (e)            $  197,292    $    3,080    6.24%    $  144,854    $    2,234    6.18%
  Other Interest Earning Deposits                  $   48,170    $      279    2.32%    $   30,279    $      207    2.73%
                                                   ----------    ----------    ----     ----------    ----------    ----
Total Interest Earning Assets                      $2,636,049    $   50,120    7.61%    $2,073,177    $   41,903    8.08%
Noninterest Earning Assets                         $  133,929                           $   89,692
                                                   ----------                           ----------
TOTAL ASSETS                                       $2,769,978                           $2,162,869
                                                   ==========                           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

Interest Bearing Liabilities:
  Passbook and Statement Savings                   $  340,359    $    2,791    3.28%    $  291,118    $    2,434    3.34%
  Now Accounts                                     $  341,310    $    1,191    1.40%    $  245,458    $    1,170    1.91%
  Money Market Demand Accounts                     $  125,564    $    1,030    3.28%    $   87,213    $      745    3.42%
  Certificate Accounts                             $1,373,257    $   19,435    5.66%    $1,135,100    $   16,346    5.76%
 Borrowed Funds (f)                                $  334,498    $    4,382    5.24%    $  170,765    $    2,423    5.68%
                                                   ----------    ----------    ----     ----------    ----------    ----
Total Interest Bearing Liabilities                 $2,514,988    $   28,829    4.59%    $1,929,654    $   23,118    4.79%
NonInterest Bearing Liabilities                    $   31,091                           $   29,014
                                                   ----------                           ----------
Total Liabilities                                  $2,546,079                           $1,958,668
Shareholders' Equity                               $  223,899                           $  204,201
                                                   ----------                           ----------
TOTAL LIABILITIES AND  EQUITY                      $2,769,978                           $2,162,869
                                                   ==========                           ==========

Net Interest Income/Interest Rate Spread                         $   21,291    3.02%                  $   18,785    3.29%

Net Interest Earning Assets/Net Interest Margin    $  121,061                  3.23%    $  143,523                  3.62%

Ratio of Interest Earning Assets to
 Interest Bearing Liabilities                          1.05 X                               1.07 X



(a) Average loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b) Interest income on tax-free loans and investment securities is not presented on a taxable equivalent basis.

(c) Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(d) Interest income on marketable securities does not include market value adjustments for securities available-for-sale.

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

                         Six Months Ended December 31,


                                                                  1998                                          1997
                                                   ------------------------------------   ----------------------------------------
                                                     AVERAGE.       INTEREST    AVG         AVERAGE BALANCE  INTEREST      AVG.
                                                     BALANCE                   YIELD/                                     YIELD
                                                                                COST                                      /COST
                                                   ------------    ----------  --------   ---------------    --------   ----------
ASSETS:
Interest Earning Assets:
  Loans Receivable (a) (b)                         $2,024,490        $83,404     8.24%         $1,581,589     $68,625       8.68%
  Mortgage-Backed Securities (c) (d)               $  302,793        $ 8,953     5.91%         $  291,333     $ 9,530       6.54%
  Investment Securities (b) (c) (d) (e)            $  198,739        $ 6,239     6.28%         $  137,816     $ 4,370       6.34%
  Other Interest Earning Deposits                  $   51,806        $   482     1.86%         $   32,853     $   314       1.91%
                                                   ----------        -------     ----          ----------     -------       ----
Total Interest Earning Assets                      $2,577,828        $99,078     7.69%         $2,043,591     $82,839       8.11%
Noninterest Earning Assets                         $  123,111                                  $   87,471
                                                   ----------                                  ----------
TOTAL ASSETS                                       $2,700,939                                  $2,131,062
                                                   ----------                                  ----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest Bearing Liabilities:
  Passbook and Statement Savings                   $  335,029        $ 5,622     3.36%         $  288,835     $ 4,917       3.40%
  Now Accounts                                     $  336,071        $ 2,343     1.39%         $  238,387     $ 2,284       1.92%
  Money Market Demand Accounts                     $  120,916        $ 2,089     3.46%         $   85,608     $ 1,448       3.38%
  Certificate Accounts                             $1,333,459        $37,732     5.66%         $1,105,224     $31,850       5.76%
 Borrowed Funds (f)                                $  320,927        $ 8,778     5.47%         $  180,726     $ 4,783       5.29%
                                                   ----------        -------     ----          ----------     -------       ----
Total Interest Bearing Liabilities                 $2,446,402        $56,564     4.62%         $1,898,780     $45,282       4.77%
NonInterest Bearing Liabilities                    $   32,192                                  $   30,349
                                                   ----------                                  ----------
Total Liabilities                                  $2,478,594                                  $1,929,129
Minority Interest in Subsidiary                    $      547                                  $        0
Shareholders' Equity                               $  221,798                                  $  201,933
                                                   ----------                                  ----------
TOTAL LIABILITIES AND  EQUITY                      $2,700,939                                  $2,131,062
                                                   ==========                                  ==========

Net Interest Income/Interest Rate Spread                             $42,514     3.06%                        $37,557       3.34%

Net Interest Earning Assets/Net Interest Margin    $  131,426                    3.30%         $  144,811                   3.68%

Ratio of Interest Earning Assets to
 Interest Bearing Liabilities                           1.05X                                       1.08X


(a) Average loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b) Interest income on tax-free loans and investment securities is not presented on a taxable equivalent basis.

(c) Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(d) Interest income on marketable securities does not include market value adjustments for securities available-for-sale.

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

                 Three months ended December 31, 1998 and 1997

                                                           Rate/      Net
                                      Rate      Volume     Volume    Change
                                     -------    -------   -------    -------

Interest earning assets:

  Loans receivable                   ($2,036)   $10,407     ($610)    $7,761

  Mortgage-backed securities           ($615)      $176      ($23)     ($462)

  Investment securities                  $23       $814        $9       $846

  Other interest-earning deposits       ($31)      $123      ($20)       $72
                                     -------    -------   -------    -------

Total interest earning assets        ($2,659)   $11,520     ($644)    $8,217



Interest bearing liabilities:

  Passbook and statement savings        ($47)      $412       ($8)      $357

  Now accounts                         ($313)      $457     ($123)       $21

  Money market demand  accounts         ($30)      $328      ($13)      $285

  Certificate accounts                 ($282)    $3,430      ($59)    $3,089

  Borrowed funds                       ($185)    $2,322     ($178)    $1,959
                                     -------    -------   -------    -------

Total interest bearing liabilities     ($857)    $6,949     ($381)    $5,711



Net change in interest income        ($1,802)    $4,571     ($263)    $2,506
                                     =======    =======   =======    =======

                   Six months ended December 31, 1998 and 1997

                                                           Rate/        Net
                                      Rate      Volume     Volume     Change
                                     -------    -------   -------    -------

Interest earning assets:

  Loans receivable                   ($3,467)   $19,217     ($971)   $14,779

  Mortgage-backed securities           ($916)      $375      ($36)     ($577)

  Investment securities                 ($44)    $1,932      ($19)    $1,869

  Other interest-earning deposits        ($8)      $181       ($5)      $168
                                    --------   --------  --------   --------

Total interest earning assets        ($4,435)   $21,705   ($1,031)   $16,239



Interest bearing liabilities:

  Passbook and statement savings        ($70)      $786      ($11)      $705

  Now accounts                         ($622)      $936     ($255)       $59

  Money market demand  accounts          $31       $597       $13       $641

  Certificate accounts                 ($576)    $6,577     ($119)    $5,882

  Borrowed funds                        $160     $3,711      $124     $3,995
                                    --------   --------  --------   --------

Total interest bearing liabilities   ($1,077)   $12,607     ($248)   $11,282


Net change in interest income        ($3,358)    $9,098     ($783)    $4,957
                                    ========   ========  ========   ========

ITEM 3.  MARKET RISK

As a bank holding company, the Company's primary market risk is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. This sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by closely matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company's interest sensitive liabilities typically have repricing periods or maturities of short duration, the Company has attempted to shorten the maturities of its assets by emphasizing the origination of short-term, fixed-rate consumer loans, one-to-four family residential mortgage loans with terms of fifteen years or less and adjustable rate mortgage loans, consumer loans and commercial loans. In addition, the Company has purchased shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.

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

The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at December 31, 1998 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the December 31, 1998 levels.


                                                                              Increase             Decrease
                                                                         ----------------      ---------------
Parallel shift in interest rates over the next 12 months                  1.0%       2.0%       1.0%      2.0%
                                                                          ----       ----       ----      ----
Projected percentage increase/(decrease) in net income                   (6.8%)    (15.4%)      9.4%     17.1%
Projected increase/(decrease) in return on average equity                (0.6%)     (1.3%)      0.8%      1.5%
Projected increase/(decrease) in earnings per share                      ($.03)     ($.06)      $.04      $.07
Projected percentage increase/(decrease) in market value of equity      (14.4%)    (30.6%)     15.3%     16.7%

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

(a)      The Company held its Annual Meeting of Shareholders on November 18,
         1998

(b)      The name of each director elected at the Annual Meeting is as follows:

               Robert G. Ferrier
               Richard E. McDowell
               Joseph T. Stadler
               Walter J. Yahn

         The name of each director whose term of office continued after the Annual Meeting is as follows:

               Richard L. Carr
               Thomas K. Creal, III
               John J. Doyle
               John O. Hanna
               William J. Wagner
               John S. Young

(c)      The following matters were voted upon at the Annual Meeting:

         (i)      The election of four directors of the Company:

                                               Withheld             For
                                              ----------          ------

            Robert G. Ferrier                 44,103,082          87,154
            Richard E. McDowell               44,103,802          86,434
            Joseph T. Stadler                 44,104,094          86,142
            Walter J. Yahn                    44,101,362          88,874


         (ii) Ratification of the appointment of KPMG, LLP as the Company's independent auditors for the fiscal year ending June 30, 1999:

                         For         Against       Withheld
                      ----------     -------       --------
                      44,112,898      21,772        55,566


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

Business Combinations
---------------------

On October 21, 1998, the Company acquired Corry Savings Bank, a Pennsylvania chartered mutual savings bank with assets of approximately $25.0 million and capital of approximately $2.5 million. In conjunction with this acquisition, 146,815 shares of the common stock of Northwest Bancorp, Inc. were sold in a stock offering at an average price of $8.13 per share, net of expenses, with priority given to the depositors of Corry Savings Bank. In addition, Northwest Bancorp MHC, the mutual holding company for Northwest Bancorp, Inc., received 328,313 shares of the common stock of Northwest Bancorp, Inc. in exchange for the assets and liabilities of Corry Savings Bank. As a result of this transaction, Northwest Bancorp MHC continued to own approximately 69.2% of the outstanding shares of Northwest Bancorp, Inc. The acquisition was accounted for using the purchase method of accounting.


In December 1998, the Company acquired eight retail office facilities and the related deposit accounts totaling approximately $177 million from National City Bank of Pennsylvania. All of the office facilities are located in Northwest Pennsylvania.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      Exhibit No. 11 Statement re: computation of per share earnings

                                                        Three Months           Three Months
                                                            Ended                  Ended
                                                       December 31,1998       December 31,1997
                                                       ----------------       ----------------
Net income applicable to common stock                     $ 4,257,236            $  4,940,732

Weighted-average common shares outstanding                 46,943,070              46,280,314
                                                          -----------            ------------
         Basic earnings per share                         $      0.09            $       0.11
                                                          ===========            ============

Weighted-average common shares outstanding                 46,943,070              46,280,314

Common stock equivalents due to effect of stock options       496,404                 782,046
                                                          -----------            ------------

Total weighted-average common shares and equivalents       47,439,474              47,062,360

         Diluted earnings per share                       $      0.09            $       0.11
                                                          ===========            ============

                                                         Six Months              Six Months
                                                            Ended                  Ended
                                                       December 31,1998       December 31,1997
                                                       ----------------       ----------------
Net income applicable to common stock                     $ 9,266,768            $ 9,777,920

Weighted-average common shares outstanding                 46,751,394             46,275,715
                                                          -----------            -----------
         Basic earnings per share                         $      0.20            $      0.21
                                                          ===========            ===========


Weighted-average common shares outstanding                 46,751,394             46,275,715

Common stock equivalents due to effect of stock options       554,695                670,868
                                                          -----------            -----------

Total weighted-average common shares and equivalents       47,306,089             46,946,583

         Diluted earnings per share                       $      0.20            $      0.21
                                                          ===========            ===========

                  Exhibit No. 27 Financial Data Schedule attached


         (b)      No Form 8-K reports were filed during the quarter

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                            NORTHWEST BANCORP, INC.



Date: February 12, 1999              By: /s/ John O. Hanna
                                        -----------------------------------
                                        John O. Hanna
                                        President and Chief Executive Officer



Date: February 12, 1999              By: /s/ William J. Wagner
                                        -----------------------------------
                                        William J. Wagner
                                        Chief Operating Officer
                                        Chief Financial Officer