Form 10-Q
period 1999-03-31
NORTHWEST BANCORP INC
filed 1999-05-17
CIK 1042064

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      or

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________________ to __________________


                        Commission File Number 0-23817
                                               -------


                            Northwest Bancorp, Inc.
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Pennsylvania                                         23-2900888
         -------------------                                 -------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                            Identification No.)


Liberty Street at Second Avenue, Warren Pennsylvania                 16365
----------------------------------------------------               ----------
(Address of principal executive offices)                           (Zip Code)


                                (814) 726-2140
                                --------------
             (Registrant's telephone number, including area code)


                                Not applicable
                         ----------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

     Common Stock (.10 par value) 47,353,978 shares outstanding as of March 31, 1999.

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES



                                     INDEX



PART I     FINANCIAL INFORMATION                                PAGE

Item 1.    Financial Statements                                  1-7

           - Consolidated Statements of Financial Condition

           - Consolidated Statements of Income

           - Consolidated Statements of Changes in
             Shareholders' Equity

           - Consolidated Statements of Cash Flows

           - Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of              8-21
           Financial Condition and Results of
           Operations

Item 3.    Market Risk                                         21-22


PART II    OTHER INFORMATION                                   23-26

                         ITEM 1. FINANCIAL STATEMENTS


                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                                     MARCH 31,               DECEMBER 31,               JUNE 30,
                      ASSETS                                           1999                     1998                      1998
--------------------------------------------------------        ------------------          --------------            ------------
CASH AND CASH EQUIVALENTS                                      $         40,563                    47,161                  16,992
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
    INSTITUTIONS                                                         60,337                    53,083                  42,403
MARKETABLE SECURITIES AVAILABLE-FOR-SALE                                294,930                   309,668                 316,715
MARKETABLE SECURITIES HELD-TO-MATURITY (MARKET
    VALUE OF $195,696, $194,861 AND $192,817)                           196,877                   194,846                 193,262
                                                                ------------------          --------------            ------------
         TOTAL CASH, INTEREST-EARNING DEPOSITS AND
         MARKETABLE SECURITIES                                          592,707                   604,758                 569,372
LOANS RECEIVABLE, NET OF ALLOWANCE FOR ESTIMATED
    LOSSES OF $16,745, $16,515 AND $15,769                            2,216,915                 2,159,771               1,907,289
ACCRUED INTEREST RECEIVABLE                                              14,163                    13,457                  13,254
REAL ESTATE OWNED, NET                                                    2,984                     3,185                   3,506
FEDERAL HOME LOAN BANK STOCK, AT COST                                    18,021                    18,021                  13,444
PREMISES AND EQUIPMENT, NET                                              32,135                    31,683                  26,239
GOODWILL AND OTHER INTANGIBLES                                           37,574                    38,630                  22,065
OTHER ASSETS                                                             16,219                    19,914                   7,415
                                                                ------------------          --------------            ------------
               TOTAL ASSETS                                    $      2,930,718                 2,889,419               2,562,584
                                                                ------------------          --------------            ------------

               LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------
LIABILITIES:
    DEPOSITS                                                   $      2,383,480                 2,340,568               2,022,503
    BORROWED FUNDS                                                      280,748                   289,337                 289,706
    ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                        16,889                    14,934                  15,348
    ACCRUED INTEREST PAYABLE                                              3,878                     3,239                   2,932
    OTHER LIABILITIES                                                    14,286                    14,531                  12,303
                                                                ------------------          --------------            ------------
        TOTAL LIABILITIES                                             2,699,281                 2,662,609               2,342,792

MINORITY INTEREST IN SUBSIDIARY                                               0                         0                   1,913

SHAREHOLDERS' EQUITY:
    COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
        AUTHORIZED, 47,353,978, 47,348,778 AND 46,840,970
        ISSUED AND OUTSTANDING, RESPECTIVELY                              4,735                     4,735                   4,684
    PAID-IN CAPITAL                                                      70,154                    68,573                  67,248
    RETAINED EARNINGS                                                   153,793                   150,758                 145,259
    ACCUMULATED OTHER COMPREHENSIVE INCOME:
        NET UNREALIZED GAIN ON SECURITIES AVAILABLE-
        FOR-SALE, NET OF INCOME TAXES                                     3,954                     5,427                   3,371
    UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN SHARES                          (561)                   (1,412)                 (1,412)
    UNEARNED RECOGNITION AND RETENTION PLAN SHARES                         (638)                   (1,271)                 (1,271)
                                                                ------------------          --------------            ------------
                                                                        231,437                   226,810                 217,879
                                                                ------------------          --------------            ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $      2,930,718                 2,889,419               2,562,584
                                                                ==================          ==============            ============

See accompanying notes to unaudited consolidated financial statements

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     THREE MONTHS                    NINE MONTHS
                                                                    ENDED MARCH 31,                ENDED MARCH 31,
                                                                 1999            1998           1999            1998
                                                               ----------      ---------      ---------        ----------
INTEREST INCOME:
    LOANS RECEIVABLE                                           $   44,861         36,358        128,265           104,983
    MORTGAGE-BACKED SECURITIES                                      4,212          5,066         13,165            14,596
    INVESTMENT SECURITIES                                           2,942          2,722          9,181             7,092
    INTEREST-EARNING DEPOSITS                                         176            222            658               536
                                                               ----------      ---------      ---------          --------
            TOTAL INTEREST INCOME                                  52,191         44,368        151,269           127,207
INTEREST EXPENSE:
    DEPOSITS                                                       25,132         21,968         72,918            62,467
    BORROWED FUNDS                                                  3,756          1,814         12,534             6,597
                                                               ----------      ---------      ---------          --------
            TOTAL INTEREST EXPENSE                                 28,888         23,782         85,452            69,064

            NET INTEREST INCOME                                    23,303         20,586         65,817            58,143
PROVISION FOR LOAN LOSSES                                             812          1,111          2,468             2,382
                                                               ----------      ---------      ---------          --------
            NET INTEREST INCOME AFTER PROVISION
              FOR POSSIBLE LOAN LOSSES                             22,491         19,475         63,349            55,761

NONINTEREST INCOME:
    LOAN SERVICE CHARGES                                              205            270            701               816
    SERVICE FEES ON DEPOSIT ACCOUNTS                                  829            559          2,309             1,591
    GAIN/(LOSS) ON SALE OF MARKETABLE SECURITIES, NET                (354)           749           (278)              749
    LOSS ON SALE OF LOANS, NET                                        (33)          (363)          (451)             (658)
    GAIN ON SALE OF REAL ESTATE OWNED                                 121            135            206                87
    GAIN ON SALE OF OTHER REAL ESTATE                                   0            339              0               339
    DIVIDENDS ON FHLB STOCK                                           313            214            879               636
    OTHER OPERATING INCOME                                            527            659          1,976             2,109
                                                               ----------      ---------      ---------          --------
            TOTAL NONINTEREST INCOME                                1,608          2,562          5,342             5,669

NONINTEREST EXPENSE:
    COMPENSATION AND EMPLOYEE BENEFITS                              9,201          7,418         25,914            20,777
    PREMISES AND OCCUPANCY COSTS                                    1,941          1,493          5,082             4,075
    OFFICE OPERATIONS                                               1,031            910          3,082             2,726
    FEDERAL INSURANCE PREMIUMS                                        286            262            841               779
    DATA PROCESSING                                                   489            348          1,559             1,051
    CHECK PROCESSING AND ATM EXPENSE                                  735            566          1,733             1,418
    BANK SERVICE CHARGES                                              351            292            991               780
    ADVERTISING                                                       498            246          1,352               890
    LEGAL, AUDIT AND PROFESSIONAL SERVICES                            176            173            623               661
    REAL ESTATE OWNED EXPENSE                                          97            180            412               545
    AMORTIZATION OF INTANGIBLES                                     1,030            577          2,397             1,222
    OTHER EXPENSES                                                    883            624          1,848             1,441
                                                               ----------      ---------      ---------          --------
            TOTAL NONINTEREST EXPENSE                              16,718         13,089         45,834            36,365

            INCOME BEFORE INCOME TAXES                              7,381          8,948         22,857            25,065
            STATE AND FEDERAL INCOME TAXES                          2,452          3,231          8,664             9,570
            MINORITY INTEREST IN NET LOSS OF SUBSIDIARY                 0              2              3                 2
                                                               ----------      ---------      ---------          --------
                  NET INCOME                                   $    4,929          5,719         14,196            15,497
                                                               ==========      =========      =========          ========

BASIC AND DILUTED EARNINGS PER SHARE                           $     0.10           0.12           0.30              0.33
                                                               ==========      =========      =========          ========


See accompanying notes to unaudited consolidated financial statements.

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                                                               Accum.      Unearned     Unearned
                                                                                               Other       Employee    Recognition
                                                                                               Compre-      Stock          and
                                               Common Stock          Paid-in      Retained     hensive     Ownership    Retention
                                           ---------------------
                                            Shares       Amount      Capital      Earnings     Income     Plan Shares  Plan Shares
                                           --------     --------    ---------   ------------  --------   ------------- -----------
Beginning balance at 6/30/97             * 46,752,000    $*  4,676   * 65,516      131,423      1,026         (2,358)      (1,789)

Comprehensive income:
       Net income                                   -            -          -       15,497          -              -            -
       Change in unrealized gain on
       securities, net of tax                       -            -          -            -      2,145              -            -
Total comprehensive income

Exercise of stock options                      85,755            8        382            -          -              -            -

ESOP shares released                                -            -        882            -          -            946            -

RRP shares released                                 -            -          -            -          -              -          518

Dividends declared                                  -            -          -       (5,613)         -              -            -
                                         ------------    ---------    -------     --------    -------        -------     --------
Ending balance at 3/31/98                  46,837,755    $   4,684     66,780      141,307      3,171         (1,412)      (1,271)
                                         ============    =========    =======     ========    =======        =======     ========

                                              Total
                                           Shareholders'
                                             Equity
                                          -------------
Beginning balance at 6/30/97                198,494

Comprehensive income:
       Net income                            15,497
       Change in unrealized gain on
       securities, net of tax                 2,145
                                          ---------
Total comprehensive income                   17,642

Exercise of stock options                       390

ESOP shares released                          1,828

RRP shares released                             518

Dividends declared                           (5,613)
                                          ---------
Ending balance at 3/31/98                   213,259
                                          =========

                                                                                               Accum.      Unearned     Unearned
                                                                                               Other       Employee    Recognition
                                                                                               Compre-      Stock          and
                                               Common Stock          Paid-in      Retained     hensive     Ownership    Retention
                                           ---------------------
                                            Shares       Amount      Capital      Earnings     Income     Plan Shares  Plan Shares
                                           --------     --------    ---------   ------------  --------   ------------- -----------
Beginning balance at 6/30/98               46,840,970   $  4,684       67,248        145,259     3,371        (1,412)      (1,271)

Comprehensive income:
       Net income                                   -          -            -         14,196         -             -            -
       Change in unrealized gain on
       securities, net of tax                       -          -            -              -       583             -            -
Total comprehensive income

Stock issuance for acquisition            **  475,128         48        1,145              -         -             -            -

Exercise of stock options                      37,880          3          210              -         -             -            -

ESOP shares released                                -          -        1,551              -         -           851            -

RRP shares released                                 -          -            -              -         -             -          633

Dividends declared                                  -          -            -         (5,662)        -             -            -

Ending balance at 3/31/99                  47,353,978   $  4,735       70,154        153,793     3,954          (561)        (638)

                                               Total
                                            Shareholders'
                                              Equity
                                           -------------
Beginning balance at 6/30/98                  217,879

Comprehensive income:
       Net income                              14,196
       Change in unrealized gain on
       securities, net of tax                     583
                                           ----------
Total comprehensive income                     14,779

Stock issuance for acquisition                  1,193

Exercise of stock options                         213

ESOP shares released                            2,402

RRP shares released                               633

Dividends declared                             (5,662)
                                           ----------
Ending balance at 3/31/99                     231,437
                                           ==========

*  Adjusted for stock split effective November 14, 199

** Represents shares issued for the acquisition of Corry Savings Bank. See PART
   II - Other Information - Business Combinations.

   See accompanying notes to unaudited consolidated financial statements

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (DOLLARS IN THOUSANDS)

                                                                  Three Months    Three Months  Nine Months  Nine Months
                                                                       Ended         Ended         Ended        Ended
                                                                      3/31/99       3/31/98       3/31/99      3/31/98
                                                                    ------------  ------------  -----------  -----------
OPERATING ACTIVITIES
  Net Income                                                        $   4,929          5,719        14,196       15,497
  Adjustments to reconcile net income to net cash
     provided by operations:
           Provision for loan losses                                      812          1,111         2,468        2,382
           Net loss/(gain) on sales of assets                             266           (860)          523         (517)
           Purchase of marketable securities, trading                 (23,783)             -       (29,067)           -
           Proceeds from sale of marketable securities,
           trading                                                     14,941              -        20,301            -
           Depreciation and amortization expense                        1,626          1,614         3,978        3,349
           Amortization/(accretion) of deferred loan costs/(fees)         356           (201)         (531)        (414)
           Decrease (increase) in other assets                          3,193           (691)       (9,649)         872
           Increase (decrease) in other liabilities                     4,527          5,858         5,148       (1,488)
           Amortization of premium (discounts) on marketable             (110)                        (141)
           securities                                                                    (69)                      (244)
           Noncash compensation expense related to
                stock benefit plans                                       413            845         1,813        2,285
           Other                                                          (74)          (141)          152          (30)
                                                                    ------------  ------------  -----------  -----------
                Net cash provided (used) by operating activities        7,096         13,185         9,191       21,692

INVESTING ACTIVITIES
           Purchase of marketable securities held-to-maturity         (15,128)             -       (46,648)     (28,368)
           Purchase of marketable securities available-for-sale       (13,491)       (79,816)      (35,028)    (125,919)
           Proceeds from maturities and principal reductions
               of marketable securities held-to-maturity               13,155          9,049        45,047       22,382
           Proceeds from maturities and principal reductions
               of marketable securities available-for-sale             30,361          8,430        62,922       22,445
           Proceeds from sales of marketable securities,
               available-for-sale                                       4,359         35,099         4,359       35,099
           Loan originations                                         (235,494)      (228,626)     (686,381)    (540,016)
           Proceeds from loan maturities and principal reductions     176,865        111,042       387,212      306,020
           Proceeds from loan sales                                         -          5,823         7,365       21,556
           Purchase of Federal Home Loan Bank Stock                         -         (1,300)       (4,375)      (1,300)
           Proceeds from sale of real estate owned                        499            899         2,770        2,545
           Sale of real estate for investment                             452            624            88          176
           Purchase of premises and equipment                            (921)          (936)       (4,469)      (2,698)
           Acquisitions, net of cash received                               -           (736)      152,994      151,935
                                                                    ------------  ------------   ----------- -----------
                Net cash provided (used) by investing activities      (39,343)      (140,448)      114,144     (136,143)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (DOLLARS IN THOUSANDS)

                                                                  Three Months    Three Months     Nine Months     Nine Months
                                                                     Ended           Ended            Ended          Ended
                                                                    3/31/99        3/31/98           3/31/99        3/31/98
                                                                  ------------    ------------     -----------     -----------
FINANCING ACTIVITIES
           Increase in deposits, net                              $  42,912          29,929           159,935        128,512
           Proceeds from long-term borrowings                         5,012          21,075            93,418         73,421
           Repayments of long-term borrowings                        (7,161)        (22,563)          (75,467)       (56,141)
           Net increase (decrease) in short-term borrowings          (7,951)         70,155           (28,530)       (58,314)
           Increase (decrease) in advances by borrowers for
                taxes and insurance                                   1,955             138             1,358         (1,231)
           Cash dividends paid                                       (1,894)         (1,872)           (5,662)        (5,612)
           Stock issuance for acquisition                                 -               -             1,193              -
           Proceeds from options exercised                               30             224               213            385
                                                                  ---------       ---------         ---------      ---------
                Net cash provided (used) by financing activities     32,903          97,086           146,458         81,020

Net increase (decrease) in cash and cash equivalents              $     656         (30,177)           41,505        (33,431)
                                                                  =========       =========         =========      =========
Cash and cash equivalents at beginning of period                  $ 100,244          68,258            59,395         71,512
Net increase (decrease) in cash and cash equivalents                    656         (30,177)           41,505        (33,431)
                                                                  =========       =========         =========      =========
Cash and cash equivalents at end of period                        $ 100,900          38,081           100,900         38,081
                                                                  =========       =========         =========      =========

Cash paid during the period for:
       Interest on deposits and borrowings (including interest
           credited to deposit accounts of $20,117, $16,531,
            $54,551 and $47,406, respectively)                   $   28,249         24,037             84,506        69,969
                                                                  =========       =========         =========      =========
       Income taxes                                               $   1,115           1,250            10,273          7,588
                                                                  =========       =========         =========      =========

Business acquisitions:
       Fair value of assets acquired                              $       -          55,908            46,842         69,992
       Cash received (paid)                                               -          (3,920)          152,994        148,751
       Minority interest                                                  -          (2,060)            1,913         (2,060)
                                                                  =========       =========         =========      =========
           Liabilities assumed                                    $       -          49,928           201,749        216,683
                                                                  =========       =========         =========      =========

Non-cash activities:
       Loans transferred to real estate owned                     $     257             326             2,162          1,912
                                                                  =========       =========         =========      =========
       Sale of real estate owned financed by the Company          $     135               5               357             32
                                                                  =========       =========         =========      =========

                         NOTES TO FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION
     ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for form 10-Q and, accordingly, do not include information for footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in Northwest Bancorp, Inc.'s Annual Report and Form 10-K for the fiscal year ended June 30, 1998. Certain items previously reported have been reclassified to conform with the current period's reporting format. The results of operations for the three months and the nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.


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

In June 1997, the FASB released SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting financial information from operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 uses a "management approach" concept as the basis for identifying reportable segments which focuses on financial information as used internally by an enterprise's decision makers. This statement is effective for periods beginning after December 15, 1997 and such disclosure, which is not expected to be material to the reader of the financial statements, will be made in the Company's current year annual report.

In February 1998, the FASB released SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" an amendment of FASB Statements No. 87, 88, and 106 ("SFAS 132"). SFAS 132 standardizes disclosure requirements for pensions and postretirement benefits where applicable and suggests a combined format for presentation purposes, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This statement, however, does not change the measurement or recognition requirements of pension or postretirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods if the information is readily available. Accordingly, this disclosure will be presented in the Company's current year annual report but the impact of this statement is not expected to have a material effect on the Company's financial statements.

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

In October 1998, the FASB released SFAS 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Entity -an amendment of FASB Statement No.65" ("SFAS 134"). SFAS 134 amends Statement 65 to require that after the securitization of mortgage loans, a mortgage banking entity classify the resulting mortgage-backed securities or other retained interests as either held-to-maturity, available for sale or trading based on its ability and intent to hold those securities. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998 and had no impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1998 TO MARCH 31, 1999
------------------------------------------------------------------------------

ASSETS
------

At March 31, 1999, the Company had total assets of $2.931 billion, an increase of approximately $368.1 million, or 14.4%, from $2.563 billion at June 30, 1998. This increase was funded primarily by a $361.0 million increase in deposits and net income of $14.2 million.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $592.7 million at March 31, 1999, an increase of $23.3 million, or 4.1%, from $569.4 million at June 30, 1998. Net loans receivable increased by $309.6 million, or 16.2%, to $2.217 billion at March 31, 1999 from $1.907 billion at June 30, 1998 as loan demand remained strong in all of the Company's market areas. Goodwill and other intangibles increased by $15.5 million, or 70.1%, to $37.6 million at March 31, 1999 from $22.1 million at June 30, 1998 as the Company recorded intangible assets in acquiring eight full-service offices with deposits of $177.0 million and when it used purchase accounting in the acquisition of Corry Savings Bank and the remaining outstanding shares of Jamestown Savings Bank.

LIABILITIES
-----------

Deposits increased by $361.0 million, or 17.8%, to $2.383 billion at March 31, 1999 from $2.023 billion at June 30, 1998. This increase resulted primarily from normal internal deposit growth, the purchase of eight offices with deposits of $177.0 million and the acquisition of Corry Savings Bank with deposits of $24.4 million. Borrowed funds decreased by $9.0 million, or 3.1%, to $280.7 million at March 31, 1999 from $289.7 million at June 30, 1998 as the Company's growth was funded primarily by the aforementioned increase in deposits.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Total capital at March 31, 1999 was $231.4 million, an increase of $13.5 million, or 6.2%, from $217.9 million at June 30, 1998. This increase was primarily attributable to net income for the nine month period of $14.2 million which was partially offset by the declaration of common stock dividends of $5.7 million. Also contributing to this increase in capital was the release of common stock relating to the Company's employee stock benefit plans in the amount of $3.0 million and the sale of stock relating to the Corry acquisition in the amount of $1.2 million.

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

As of March 31, 1999, all regulatory capital requirements were exceeded. The actual, required, and well capitalized levels as of March 31, 1999 and June 30, 1998 are as follows: (dollars in thousands)

                                March 31, 1999

                                                                                           To be well
                                                   Actual                Required          Capitalized
----------------------------------------------------------------------------------------------------------
                                              Amount    Ratio         Amount    Ratio    Amount    Ratio
----------------------------------------------------------------------------------------------------------
  Total Capital (to risk weighted assets):
-----------------------------------------------------------------------------------------------------------
  Northwest Bancorp, Inc.                     $205,346  12.89%        $127,414  8.00%    $159,268  10.00%
-----------------------------------------------------------------------------------------------------------
  Northwest Savings Bank                      $192,624  12.39%        $124,346  8.00%    $155,432  10.00%
-----------------------------------------------------------------------------------------------------------
  Jamestown Savings Bank                        $5,402  14.89%          $2,903  8.00%      $3,629  10.00%
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
  Tier 1 Capital (to risk weighted
  assets):
-----------------------------------------------------------------------------------------------------------
  Northwest Bancorp, Inc.                     $187,527  11.77%         $63,707  4.00%     $95,561   6.00%
-----------------------------------------------------------------------------------------------------------
  Northwest Savings Bank                      $175,458  11.29%         $62,173  4.00%     $93,259   6.00%
-----------------------------------------------------------------------------------------------------------
  Jamestown Savings Bank                      $  5,080  14.00%          $1,452  4.00%      $2,177   6.00%
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
  Tier 1 Capital (core) (to average
  assets):
-----------------------------------------------------------------------------------------------------------
  Northwest Bancorp, Inc.                     $187,527   6.42%         $87,694  3.00%*   $146,156   5.00%
-----------------------------------------------------------------------------------------------------------
  Northwest Savings Bank                      $175,458   6.25%         $84,155  3.00%*   $140,258   5.00%
-----------------------------------------------------------------------------------------------------------
  Jamestown Savings Bank                      $  5,080   7.03%          $2,167  3.00%*     $3,612   5.00%
-----------------------------------------------------------------------------------------------------------

                                 June 30, 1998

                                                                                     To be well
                                                   Actual          Required          Capitalized
------------------------------------------------------------------------------------------------------
                                              Amount   Ratio    Amount    Ratio    Amount      Ratio
------------------------------------------------------------------------------------------------------
 Total Capital (to risk weighted assets):
------------------------------------------------------------------------------------------------------
 Northwest Bancorp, Inc.                     $210,483  15.52%  $108,469    8.00%   $135,587     10.00%
------------------------------------------------------------------------------------------------------
 Northwest Savings Bank                      $200,669  15.12%  $106,182    8.00%   $132,728     10.00%
------------------------------------------------------------------------------------------------------
 Jamestown Savings Bank                        $5,520  20.70%    $2,133    8.00%     $2,667     10.00%
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
 Tier 1 Capital (to risk weighted
  assets):
------------------------------------------------------------------------------------------------------
 Northwest Bancorp, Inc.                     $194,714  14.36%   $54,235    4.00%    $81,352      6.00%
------------------------------------------------------------------------------------------------------
 Northwest Savings Bank                      $185,131  13.95%   $53,091    4.00%    $79,637      6.00%
------------------------------------------------------------------------------------------------------
 Jamestown Savings Bank                        $5,273  19.77%    $1,067    4.00%     $1,600      6.00%
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
 Tier 1 Capital (core) (to average
  assets):
------------------------------------------------------------------------------------------------------
 Northwest Bancorp, Inc.                     $194,714   7.82%   $74,657    3.00%*  $124,428      5.00%
------------------------------------------------------------------------------------------------------
 Northwest Savings Bank                      $185,131   7.63%   $72,763    3.00%*  $121,271      5.00%
------------------------------------------------------------------------------------------------------
 Jamestown Savings Bank                        $5,273   9.12%    $1,734    3.00%*    $2,890      5.00%
------------------------------------------------------------------------------------------------------

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of March 31, 1999, the Company had not been advised of any additional requirements in this regard.


The Company is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The Company's internal liquidity requirement is based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Company has always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at March 31, 1999 was 22.0%. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

NONPERFORMING ASSETS
--------------------

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are placed on nonaccrual status when they are more than 90 days contractually delinquent. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value or the principal balance of the related loan. Nonperforming assets increased $6.6 million, or 54.5%, to $18.7 million at March 31, 1999 from $12.1 million at June 30, 1998. This increase resulted primarily from a change in the Company's policy regarding delinquency status. In past years, a borrower was not considered delinquent if they had paid any portion of a payment. Under current Company policy, a loan is considered delinquent if less than 90% of a contractually-due payment has been paid. This change became effective on November 13, 1998 when the Company converted to a new core application software system and as a result of this change, the Company recorded a significant increase in the amount of loans which are ninety days or more past due. Management has noted, however, that the Company's loan collectors are aware of this change in payment status and have taken appropriate action over the past fiscal quarter to reduce the number of delinquent loans. Management further believes that the Company's asset quality remains strong.


                                                                   (Dollars in Thousands)
                                                    March 31, 1999    December 31,1998     June 30, 1998
                                                    --------------    ----------------     -------------
Loans accounted for on a nonaccrual basis:
 One-to-four family residential loans                  $ 9,572             12,710              6,013
 Multifamily and commercial loans                        2,237              2,424                929
 Consumer loans                                          3,580              3,969              1,631
 Commercial business loans                                 355                267                 39
                                                       -------             ------             ------

  Total                                                $15,744             19,370              8,612
                                                       =======             ======             ======

Total nonperforming loans as a
percentage of net loans receivable                         .71%               .90%               .45%
                                                       =======             ======             ======

Total real estate acquired through
foreclosure and other real estate owned                $ 2,984              3,185              3,506
                                                       -------             ------             ------

  Total nonperforming assets                           $18,728             22,555             12,118
                                                       =======             ======             ======

Total nonperforming assets as a
percentage of total assets                                 .64%               .78%               .47%
                                                       =======             ======             ======

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH
--------------------------------------------------------------------------------
31, 1999 AND 1998
-----------------

GENERAL
-------

Net income for the three months ended March 31, 1999 was $4.9 million, or $.10 per share, a decrease of $790,000, or 13.8%, from $5.7 million, or $.12 per share, during the same period last year. The decline in earnings is attributed primarily to a net loss on the sale of assets of $266,000 in the current period compared to a net gain on such sales of $860,000 in the prior year. These gains and losses resulted from trading securities, and the sale of investment securities available for sale, loans available for sale and real estate. Excluding these asset sales, net income for the three months ended March 31, 1999 was $5.1 million, or $.11 per share, compared to $5.2 million, or $.11 per share, for the three months ended March 31, 1998.

For the nine months ended March 31, 1999, the Company's earnings were $14.2 million, or $.30 per share, a decrease of $1.3 million, or 8.4%, from $15.5 million, or $.33 per share, for the same period last year. In addition to the aforementioned gains and losses on the sale of assets, this reduction in earnings is attributed to an increase in operating expense relating to the Company's growth and conversion to a new core application data processing system which more than offset an increase in the Company's net interest income.

NET INTEREST INCOME
-------------------

For the three months ended March 31, 1999, total interest income increased by $7.8 million, or 17.6%, to $52.2 million compared to $44.4 million for the three months ended March 31, 1998. This increase resulted primarily from a $547.9 million, or 24.9%, increase in average interest earning assets to $2.749 billion for the three months ended March 31, 1999 from $2.201 billion for the three months ended March 31, 1998. Partially offsetting this increase in average balance was a decrease in the yield on average interest earning assets to 7.59% for the three months ended March 31, 1999 from 8.06% for the same period last year. The substantial growth in average interest earning assets was primarily due to the investment of funds received from the acquisition of offices with deposits of approximately $200.0 million combined with continued strong internal growth in the Company's existing franchise. The decrease in the overall yield on interest earning assets resulted primarily from a substantial percentage of the Company's loan portfolio being refinanced or restructured in an effort by borrowers to reduce their interest rates. Also contributing to this decrease was a substantial decrease in the yield on the Company's portfolio of mortgage-backed securities as a large percentage of these securities are variable rate and the rates adjusted downward during a period of generally decreasing interest rates.

Interest income on loans receivable increased by $8.5 million, or 23.4%, to $44.9 million for the quarter ended March 31, 1999 compared to $36.4 million during the same quarter last year. This increase resulted primarily from a $508.7 million, or 30.2%, increase in average loans outstanding to $2.191 billion for the quarter ended March 31, 1999 from $1.682 billion for the same quarter last year. Loan balances increased because of strong loan demand throughout the Company's market area. Partially offsetting this increase in loans receivable was a decrease in the yield on average loans to 8.19% for the quarter ended March 31, 1999 from 8.65% for the comparable period last year. This decrease in average yield resulted primarily from a substantial percentage of the Company's loans refinancing or restructuring in an effort by borrowers to lower their interest rates. Also contributing to this decline was the substantial growth of the portfolio during a period of relatively low interest rates.

Interest income on mortgage-backed securities declined by $854,000, or 16.9%, to $4.2 million for the three months ended March 31,1999 from $5.1 million for the same period last year. This decrease resulted from a $14.8 million, or 4.7%, decrease in the average balance of mortgage-backed securities to $301.8 million for the three months ended March 31, 1999 from $316.6 million for the three months ended March 31, 1998 combined with a decrease in the average yield to 5.58% from 6.40% for the same quarter last year. The average balance decreased primarily because of increased prepayments in the mortgage loans which support these assets. The average yield on mortgage-backed securities declined as a result of a large percentage of the portfolio having variable interest rates which repriced at lower market rates.

Interest income on investment securities increased by $220,000, or 8.1%, to $2.9 million for the three months ended March 31, 1999 from $2.7 million for the three months ended March 31, 1998. An increase in the average balance of investment securities of $22.4 million, or 13.0%, to $194.8 million for the three months ended March 31, 1999 from $172.4 million for the three months ended March 31, 1998 was partially offset by a decrease in the average yield to 6.04% for the quarter ended March 31, 1999 from 6.31% for the same quarter last year. The increase in average balance was primarily due to the investment of a percentage of the Company's deposit growth. The decrease in average yield resulted primarily from the purchase of approximately $35 million of tax exempt municipal securities over the last twelve months that have a lower nominal interest rate than other securities in the Company's investment portfolio.

Interest income on interest-earning deposits decreased by $46,000, or 20.7%, to $176,000 for the three months ended March 31, 1999 from $222,000 for the three months ended March 31, 1998. An increase in the average balance of interest-earning deposits of $31.7 million, or 107.1%, to $61.3 million for the three months ended March 31, 1999 from $29.6 million for the three months ended March 31, 1998 was more than offset by a decrease in the average yield to 1.15% from 3.00% for the same quarter in the prior year. The increase in the average balance was primarily due to a substantial increase in deposits-in-transit relating to the substantial growth in the number of offices. The decrease in average yield reflects the decrease in market interest rates in general as well as the timing as to when the Company begins to earn interest on these deposits.

Interest expense increased by $5.1 million, or 21.4%, to $28.9 million for the three months ended March 31, 1999 from $23.8 million for the three months ended March 31, 1998. This increase resulted primarily from an increase of $579.6 million, or 28.1%, in the average balance of interest-bearing liabilities to $2.644 billion for the quarter ended March 31, 1999 from $2.065 billion for the quarter ended March 31, 1998. Partially offsetting this increase in balance was a decrease in the average cost of interest-bearing liabilities to 4.37% for the quarter ended March 31, 1999 from 4.61% for the comparable period last year. The increase in average interest-bearing liabilities resulted primarily from an increase of $423.1 million, or 21.9%, in the average balance of deposits, attributed primarily to the office acquisitions throughout the year which contributed deposits of approximately $177.0 million. In addition, strong internal growth and the acquisition of Corry Savings Bank with deposits of $24.4 million accounted for the remaining increase in deposits. Also contributing to the growth of interest-bearing liabilities was an increase of $156.6 million, or 115.4%, in average borrowed funds to $292.3 million for the quarter ended March 31, 1999 from $135.7 million for the quarter ended March 31, 1998. The increase in borrowed funds consisted primarily of borrowings from the Federal Home Loan Bank which were used to fund increases in the loan and investment portfolios in an effort to enhance net interest income. The decrease in the average cost of funds resulted primarily from a decrease in market rates in general which effectively lowered the interest rates paid for certificates of deposits, checking accounts and borrowed funds.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.7 million, or 13.1%, to $23.3 million for the three months ended March 31, 1999 compared to $20.6 million for the three months ended March 31, 1998.

For the nine months ended March 31,1999, total interest income increased by $24.1 million, or 18.9%, to $151.3 million compared to $127.2 million for the nine months ended March 31, 1998. This increase primarily resulted from a $536.1 million, or 25.6%, increase in average interest earning assets to $2.632 billion for the nine months ended March 31, 1999 from $2.096 billion for the nine months ended March 31, 1998. The yield on average interest earning assets decreased to 7.66% for the nine months ended March 31, 1999 from 8.09% for the same period last year. The increase in average interest earning assets was primarily a result of the deployment of deposits received from the acquisition of offices combined with continued strong internal growth. The yield on average interest earning assets declined as the result of significant loan refinancings and substantial growth in assets during a period of generally lower interest rates.

Interest income on loans receivable increased by $23.3 million, or 22.2%, to $128.3 million for the nine months ended March 31, 1999 from $105.0 million for the nine months ended March 31, 1998. This increase resulted primarily from a $461.0 million, or 28.5%, increase in average loans outstanding to $2.078 billion for the nine months ended March 31, 1999 from $1.617 billion for the same period last year. Partially offsetting the increase in average loans outstanding was a decrease in the average yield on loans to 8.23% for the nine months ended March 31, 1999 from 8.66% for the nine months ended March 31, 1998. Interest income on mortgage-backed securities decreased by $1.4 million, or 9.6%, to $13.2 million for the nine months ended March 31, 1999 from $14.6 million during the same period last year. The average balance of mortgage-backed securities increased by $2.1 million, or 0.7%, to $301.5 million for the nine months ended March 31, 1999 from $299.4 million for the nine months ended March 31, 1998. Partially offsetting this increase was a decrease in the average yield to 5.82% for the nine months ended March 31, 1999 from 6.50% for the same period last year. Interest income on investment securities increased by $2.1 million, or 29.6%, to $9.2 million for the nine months ended March 31, 1999 from $7.1 million for the nine months ended March 31, 1998. This increase resulted primarily from a $47.8 million, or 31.9%, increase in the average balance of investment securities to $197.8 million for the nine months ended March 31, 1999 from $150.0 million for the nine months ended March 31, 1998. Partially offsetting the increase in the average balance of investment securities was a decline in the average yield to 6.19% for the nine months ended March 31, 1999 from 6.30% for the same period last year. Interest income on interest-earning deposits increased by $122,000, or 22.8%, to $658,000 for the nine months ended March 31, 1999 from $536,000 for the nine months ended March 31, 1998. This increase resulted primarily from a $25.3 million, or 83.8%, increase in the average balance of interest-earning deposits to $55.5 million for the nine months ended March 31, 1999 from $30.2 million for the nine months ended March 31,1998. Partially offsetting the increase in the average balance of interest-earning deposits was a decline in the average yield to 1.58% for the nine months ended March 31, 1999 from 2.37% for the same period last year.

For the nine months ended March 31, 1999 interest expense increased by $16.4 million, or 23.7%, to $85.5 million compared to $69.1 million for the nine months ended March 31, 1998. This increase resulted primarily from a $554.1 million, or 28.4%, increase in the average balance of interest-bearing liabilities to $2.507 billion for the nine months ended March 31, 1999 from $1.953 billion for the nine months ended March 31, 1998. Partially offsetting this increase in balance was a decrease in the average cost of funds to 4.54% for the nine months ended March 31, 1999 compared to 4.71% for the nine months ended March 31, 1998. The increase in average interest-bearing liabilities resulted primarily from a $410.9 million, or 23.0%, increase in the average balance of deposits attributed primarily to the aforementioned branch acquisitions. Also contributing to the increase in deposits was continued strong internal deposit growth. Interest-bearing liabilities also increased due to a $143.2 million, or 84.5%, increase in average borrowed funds to $312.6 million for the nine months ended March 31, 1999 from $169.4 million for the nine months ended March 31, 1998. The increase in borrowed funds consisted primarily of funds borrowed from the Federal Home Loan Bank which were used to fund increases in the Company's portfolio of loans and investment securities in an effort to enhance net interest income. The decrease in the average cost of funds resulted primarily from decreases in market interest rates in general which resulted in a corresponding decrease in the cost of checking accounts and certificates of deposit.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses decreased by $299,000, or 26.9%, to $812,000 for the quarter ended March 31, 1999 from $1.1 million for the quarter ended March 31,1998. For the nine months ended March 31, 1999 the provision for loan losses increased by $86,000, or 3.6%, to $2.5 million from $2.4 million for the nine months ended March 31, 1998. Provisions for estimated losses on the loan portfolios are charged to earnings in an amount sufficient, in management's judgement, to cover anticipated losses based upon the inherent risk in the Company's loan portfolio, current economic conditions and historical trends.

NONINTEREST INCOME
------------------

Noninterest income decreased by $954,000, or 37.2%, to $1.6 million for the three months ended March 31, 1999 from $2.6 million for the three months ended March 31, 1998. This decrease was primarily the result of a $354,000 loss on the sale of marketable securities in the current quarter compared to a $749,000 gain from such sales in the prior year. Excluding this activity, noninterest income increased by $149,000, or 8.2%, to $2.0 million for the three months ended March 31, 1999 from $1.8 million for the three months ended March 31, 1998. This increase in noninterest income was due primarily to an increase in service charges on deposits as a result of increased usage of debit cards which provide transaction fee income.

For the nine months ended March 31, 1999 noninterest income decreased by $327,000, or 5.8%, to $5.3 million compared to $5.7 million for the nine months ended March 31, 1998. Excluding the aforementioned gains and losses on the sale of marketable securities, noninterest income increased by $700,000, or 14.2%, to $5.6 million for the nine months ended March 31, 1999 from $4.9 million for the nine months ended March 31, 1998. This increase was also attributable to the additional service charge income related to increased debit card usage with related transaction fee income.

NONINTEREST EXPENSE
-------------------

Noninterest expense increased by $3.6 million, or 27.5%, to $16.7 million for the three months ended March 31, 1999 from $13.1 million for the three months ended March 31, 1998. This increase resulted primarily from expected increases associated with the substantial growth in the Company's retail network over the past twelve months. Since March 31, 1998, the Company opened or acquired sixteen full service banking facilities which represents approximately a 20% increase in the Company's branch office network.

As a result of the Company's substantial growth along with normal inflationary increases in costs, all expense categories increased significantly for the three months ended March 31, 1999 when compared to the previous year. Compensation and employee benefit expense increased by $1.8 million, or 24.3%, to $9.2 million; premises and occupancy costs increased by $448,000, or 30.0%, to $1.9 million; and other expenses increased by $945,000, or 26.2%, to $4.5 million. In addition, as a result of recording intangibles of approximately $18.0 million relating to the acquisitions of Jamestown Savings Bank, Corry Savings Bank and eight branch offices with deposits, the expense for amortization of intangibles increased by $453,000, or 78.5%, to $1.0 million for the quarter ended March 31, 1999 from $577,000 in the previous year.

For the nine months ended March 31, 1999, noninterest expenses increased by $9.4 million, or 25.8%, to $45.8 million from $36.4 million during the same period last year. This increase also related primarily to the aforementioned growth in the Company's retail network as well as approximately $900,000 relating to the Company's conversion to a new mainframe core application data processing system in November, 1998. This conversion was completed to enable the Company to become more competitive into the next century and to accomplish most of the Company's Year 2000 initiatives.

INCOME TAXES
------------

The provision for income taxes for the three months ended March 31, 1999 decreased by $779,000, or 24.1%, to $2.5 million compared to $3.2 million for the same period last year. This decrease was primarily due to a decrease in income before tax of $1.5 million, or 16.9%, as well as a lower effective tax rate due to the increased emphasis on investing in tax exempt assets.

For the nine months ended March 31, 1999 the provision for income taxes decreased by $906,000, or 9.5%, to $8.7 million when compared to $9.6 million for the same period last year. This decrease resulted primarily from a $2.2 million, or 8.7%, decrease in taxable income to $22.9 million for the nine months ended March 31, 1999 from $25.1 million for the nine months ended March 31, 1998.

YEAR 2000
---------

The Company has devoted substantial resources to address the possible impact of issues relating to the year 2000 ("Y2K") on the Company and its operations. After several years of assessing the potential problems, the Company adopted a formal plan addressing the Y2K issue in 1997.

The Company's most critical operating system is its core application processing and the Company addressed this mission critical area by converting to a new core application processing system in the fourth quarter of 1998. The Company recently completed its testing of this core application system and has deemed it to be fully compliant for year 2000 processing. The approximate cost of this conversion was $3,000,000. Approximately $900,000 of these costs were expenses recorded in the quarter ended December 31, 1998. The remaining costs have been capitalized and will be expensed over various periods ranging from five to ten years.

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

                                                             Three Months Ended March 31,

                                                                 1999                            1998
---------------------------------------------------------------------------------------------------------------
                                                    AVERAGE.   INTEREST  AVG        AVERAGE    INTEREST  AVG.
                                                    BALANCE              YIELD/     BALANCE              YIELD
                                                                          COST                           /COST
---------------------------------------------------------------------------------------------------------------
ASSETS:
------

Interest Earning Assets:
  Loans Receivable (a) (b)                         $2,190,915   $44,861     8.19%  $1,682,239   $36,358    8.65%
  Mortgage-Backed Securities (c) (d)               $  301,766   $ 4,212     5.58%  $  316,565   $ 5,066    6.40%
  Investment Securities (b) (c) (d) (e)            $  194,786   $ 2,942     6.04%  $  172,446   $ 2,722    6.31%
  Other Interest Earning Deposits                  $   61,340   $   176     1.15%  $   29,637   $   222    3.00%
                                                   ----------   -------     ----   ----------   -------    ----
Total Interest Earning Assets                      $2,748,807   $52,191     7.59%  $2,200,887   $44,368    8.06%
Noninterest Earning Assets                         $  163,742                      $  102,530
                                                   ----------                      ----------
TOTAL ASSETS                                       $2,912,549                      $2,303,417
                                                   ==========                      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
------------------------------------
Interest Bearing Liabilities:
  Passbook and Statement Savings                   $  373,521   $ 2,998     3.21%  $  307,908   $ 2,541    3.30%
  Now Accounts                                     $  372,927   $ 1,335     1.43%  $  275,676   $ 1,080    1.57%
  Money Market Demand Accounts                     $  150,637   $ 1,409     3.74%  $  103,273   $   922    3.57%
  Certificate Accounts                             $1,454,807   $19,390     5.33%  $1,241,942   $17,425    5.61%
 Borrowed Funds (f)                                $  292,253   $ 3,756     5.14%  $  135,737   $ 1,814    5.35%
                                                   ----------   -------     ----   ----------   -------    ----
Total Interest Bearing Liabilities                 $2,644,145   $28,888     4.37%  $2,064,536   $23,782    4.61%
Noninterest Bearing Liabilities                    $   38,818                      $   27,822
                                                   ----------                      ----------
Total Liabilities                                  $2,682,963                      $2,092,358
Minority Interest                                  $        0                      $      515
Shareholders' Equity                               $  229,586                      $  210,544
                                                   ----------                      ----------
TOTAL LIABILITIES AND EQUITY                       $2,912,549                      $2,303,417
                                                   ==========                      ==========

Net Interest Income/Interest Rate Spread                        $23,303     3.22%               $20,586    3.45%

Net Interest Earning Assets/Net Interest Margin    $  104,662               3.39%  $  136,351              3.74%

Ratio of Interest Earning Assets to
 Interest Bearing Liabilities                            1.04 X                          1.07 X
---------------------------------------------------------------------------------------------------------------

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


                                                                Nine Months Ended March 31,

                                                                 1999                            1998
 ---------------------------------------------------------------------------------------------------------------
                                                    AVERAGE.   INTEREST  AVG        AVERAGE    INTEREST  AVG.
                                                    BALANCE              YIELD/     BALANCE              YIELD
                                                                          COST                           /COST
---------------------------------------------------------------------------------------------------------------
ASSETS:
------
Interest Earning Assets:
  Loans Receivable (a) (b)                         $2,077,532  $128,265     8.23%  $1,616,549  $104,983    8.66%
  Mortgage-Backed Securities (c) (d)               $  301,457  $ 13,165     5.82%  $  299,440  $ 14,596    6.50%
  Investment Securities (b) (c) (d) (e)            $  197,785  $  9,181     6.19%  $  150,003  $  7,092    6.30%
  Other Interest Earning Deposits                  $   55,492  $    658     1.58%  $   30,173  $    536    2.37%
                                                   ----------  --------     ----   ----------  --------    ----
Total Interest Earning Assets                      $2,632,266  $151,269     7.66%  $2,096,165  $127,207    8.09%
Noninterest Earning Assets                         $  134,469                      $   92,064
                                                   ----------                      ----------
TOTAL ASSETS                                       $2,766,735                      $2,188,229
                                                   ==========                      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
------------------------------------
Interest Bearing Liabilities:
  Passbook and Statement Savings                   $  347,326  $  8,620     3.31%  $  294,860  $  7,458    3.37%
  Now Accounts                                     $  346,621  $  3,678     1.41%  $  249,336  $  3,365    1.80%
  Money Market Demand Accounts                     $  129,967  $  3,462     3.55%  $   91,014  $  2,370    3.47%
  Certificate Accounts                             $1,370,619  $ 57,158     5.56%  $1,148,416  $ 49,274    5.72%
 Borrowed Funds (f)                                $  312,616  $ 12,534     5.35%  $  169,428  $  6,597    5.19%
                                                   ----------  --------     ----   ----------  --------    ----
Total Interest Bearing Liabilities                 $2,507,149  $ 85,452     4.54%  $1,953,054  $ 69,064    4.71%
Noninterest Bearing Liabilities                    $   34,791                      $   30,194
                                                   ----------                      ----------
Total Liabilities                                  $2,541,940                      $1,983,248
Minority Interest in Subsidiary                    $      383                      $      206
Shareholders' Equity                               $  224,412                      $  204,775
                                                   ----------                      ----------
TOTAL LIABILITIES AND EQUITY                       $2,766,735                      $2,188,229
                                                   ==========                      ==========

Net Interest Income/Interest Rate Spread                       $ 65,817     3.12%              $ 58,143    3.38%

Net Interest Earning Assets/Net Interest Margin    $  125,117               3.33%  $  143,111              3.70%

Ratio of Interest Earning Assets to
 Interest Bearing Liabilities                            1.05 X                          1.07 X
---------------------------------------------------------------------------------------------------------------

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

                             RATE/VOLUME ANALYSIS
                            (Dollars in Thousands)

The following tables represent the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), (iii) changes in rate-volume (changes in rate multiplied by changes in volume), and (iv) the net change.

                  Three months ended March 31, 1999 and 1998

-----------------------------------------------------------------------------
                                       RATE      VOLUME    RATE/     NET
                                                           VOLUME   CHANGE
-----------------------------------------------------------------------------
Interest earning assets:
  Loans receivable                     ($1,913)  $10,994  ($  578)   $8,503
  Mortgage-backed securities           ($  647) ($   237)  $   30   ($  854)
  Investment securities                ($  117)  $   353  ($   16)   $  220
  Other interest earning deposits      ($  137)  $   237  ($  146)  ($   46)
                                      --------   -------   ------    ------
Total interest earning assets          ($2,814)  $11,347  ($  710)   $7,823

Interest bearing liabilities:
  Passbook and statement savings       ($   70)  $   541  ($   14)   $  457
  Now accounts                         ($   93)  $   381  ($   33)   $  255
  Money market demand  accounts         $   44   $   423   $   20    $  487
  Certificate accounts                 ($  872)  $ 2,897  ($  150)   $1,965
  Borrowed funds                       ($   70)  $ 2,092  ($   80)   $1,942
                                      --------   -------   ------    ------
Total interest bearing liabilities     ($1,061)  $ 6,424  ($  257)   $5,106

Net change in interest income          ($1,753)  $ 4,923    ($453)   $2,717
                                      ========   =======   ======    ======
-----------------------------------------------------------------------------

                   Nine months ended March 31, 1999 and 1998

-----------------------------------------------------------------------------
                                        RATE     VOLUME     RATE/       NET
                                                           VOLUME     CHANGE
-----------------------------------------------------------------------------
Interest earning assets:
  Loans receivable                     ($5,179)  $29,937   ($1,476)  $ 23,282
  Mortgage-backed securities           ($1,519)  $    98   ($   10) ($  1,431)
  Investment securities                ($  129)  $ 2,259   ($   41)  $  2,089
  Other interest earning deposits      ($  178)  $   450   ($  150)  $    122
                                      --------   -------  --------   --------
Total interest earning assets          ($7,005)  $32,744   ($1,677)  $ 24,062

Interest bearing liabilities:
  Passbook and statement savings       ($  140)  $ 1,327   ($   25)  $  1,162
  Now accounts                         ($  719)  $ 1,313   ($  281)  $    313
  Money market demand  accounts         $   54   $ 1,014    $   24   $  1,092
  Certificate accounts                 ($1,382)  $ 9,534    $  268   $  7,884
  Borrowed funds                        $  196   $ 5,575    $  166   $  5,937
                                      --------   -------  --------   --------
Total interest bearing liabilities     ($1,991)  $18,763   ($  384)  $ 16,388

Net change in interest income          ($5,014)  $13,981   ($1,293)  $  7,674
                                      ========   =======  ========   ========
------------------------------------------------------------------------------


ITEM 3.   MARKET RISK

As a bank holding company, the Company's primary market risk is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. This sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company's interest sensitive liabilities typically have repricing periods or maturities of short duration, the Company has attempted to shorten the maturities of its assets by emphasizing the origination of short-term, fixed-rate consumer loans, one-to-four family residential mortgage loans with terms of fifteen years or less and adjustable rate mortgage loans, consumer loans and commercial loans. In addition, the Company has purchased shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.

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

The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at March 31, 1999 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the March 31, 1999 levels.



                                                                              Increase          Decrease
                                                                         ----------------    -------------
Parallel shift in interest rates over the next 12 months                   1.0%     2.0%     1.0%    2.0%
                                                                         -------    -----    -----   -----
Projected percentage increase/(decrease) in net income                    (6.8%)  (14.3%)    8.2%   15.6%
Projected increase/(decrease) in return on average equity                 (0.6%)   (1.4%)    0.8%    1.5%
Projected increase/(decrease) in earnings per share                      ($.03)   ($.07)   $ .04   $ .08
Projected percentage increase/(decrease) in market value of equity       (15.6%)  (34.0%)   16.5%   20.6%

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


ITEM 5. OTHER INFORMATION
-------------------------

HOLDING COMPANY REORGANIZATION
------------------------------

On February 17, 1998 Northwest Savings Bank reorganized into a two-tier holding company structure. The Bank formed a new, state chartered stock holding company, Northwest Bancorp, Inc., which was 69.2% owned by Northwest Bancorp MHC. As a result of this reorganization, Northwest Bancorp, Inc. became the parent company of Northwest Savings Bank and owns 100% of the Bank's common stock. The previous shareholders of Northwest Savings Bank stock received an equivalent number of shares of the new publicly traded entity, Northwest Bancorp, Inc. Aside from this two-tier holding company structure giving the Company greater flexibility by maintaining the benefits of the mutual holding company while capitalizing on the additional opportunities available to stock holding companies, the operations remain unchanged.

The reorganization was accounted for in a manner similar to a pooling of interests. Accordingly, the prior years' consolidated financial statements of Northwest Bancorp, Inc. are identical to that of Northwest Savings Bank.

During the past fiscal quarter, the Board of Trustees of Northwest Bancorp MHC announced that it would purchase up to 5%, or 750,000, of the outstanding publicly traded shares of Northwest Bancorp, Inc. Following this announcement Northwest Bancorp MHC purchased 713,800 shares via open market transactions. As a result, at March 31, 1999, Northwest Bancorp MHC owned 70.6% of the outstanding shares of Northwest Bancorp, Inc.

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

On April 15, 1999 the Company entered into a definitive agreement to purchase three retail office facilities and approximately $58 million in deposits from Mellon Bank Corporation. The transaction, subject to regulatory approval, is expected to be completed during the second quarter of this year and will be recorded using the purchase method of accounting.

On May 5, 1999 the Company announced its intent to purchase eight retail office facilities in Western Pennsylvania from PNC Bank Corp. The agreement includes approximately $273 million in deposits, $56 million in consumer and business loans and the related office facilities and equipment. Subject to regulatory approval, the transaction is expected to be completed in the third quarter and will be accounted for using the purchase method of accounting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     (a)  Exhibit No. 11 Statement re: computation of per share earnings

                                                           Three Months     Three Months
                                                               Ended            Ended
                                                           March 31, 1999   March 31, 1998
                                                           --------------   --------------
Net income applicable to common stock                        $ 4,928,863     $ 5,718,864

Weighted-average common shares outstanding                    47,063,410      46,525,291
                                                             -----------     -----------

     Basic earnings per share                                $      0.10     $      0.12
                                                             ===========     ===========

Weighted-average common shares outstanding                    47,063,410      46,525,291

Common stock equivalents due to effect of stock options          431,308         707,369
                                                             -----------     -----------

Total weighted-average common shares and equivalents          47,494,718      47,232,660

     Diluted earnings per share                              $      0.10     $      0.12
                                                             ===========     ===========

                                                            Nine Months      Nine Months
                                                                Ended           Ended
                                                           March 31, 1999   March 31, 1998
                                                           --------------   --------------
Net income applicable to common stock                        $14,195,631     $15,496,784

Weighted-average common shares outstanding                    46,853,881      46,357,693
                                                             -----------     -----------

     Basic earnings per share                                $      0.30     $      0.33
                                                             ===========     ===========

Weighted-average common shares outstanding                    46,853,881      46,357,693

Common stock equivalents due to effect of stock options          514,166         682,857
                                                             -----------     -----------

Total weighted-average common shares and equivalents          47,368,047      47,040,550

     Diluted earnings per share                              $      0.30     $      0.33
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

                              NORTHWEST BANCORP, INC.


Date: May 14, 1999            By: /s/ William J. Wagner
      ------------                -------------------------------------------
                                  William J. Wagner
                                  Chief Financial Officer and Chief Operating
                                  Officer
                                  (Chief Financial and  Accounting Officer and
                                   Duly Authorized Representative)