Form 10-K
period 1999-06-30
NORTHWEST BANCORP INC
filed 1999-09-28
CIK 1042064

                      SECURITIES AND EXCHANGE COMMISSION
                            450 Fifth Street, N.W.
                            Washington, D.C. 20549

                                   FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 1999
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to  ______________________

                          Commission File No. 0-23817

                            NORTHWEST BANCORP, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

                     Pennsylvania                   23-2900888
            --------------------------------   --------------------
             (State or other jurisdiction of   (I.R.S. Employer
              incorporation or organization)   Identification Number)

   Liberty and Second Streets, Warren, Pennsylvania    16365
   ------------------------------------------------  ----------
       (Address of Principal Executive Offices)       Zip Code

                                (814) 726-2140
                       --------------------------------
                        (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, par
                                                             -----------------
value $.10 per share
--------------------
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES X . NO     .
                                      ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     As of June 30, 1999, there were issued and outstanding 13,127,008 shares of the Registrant's Common Stock, not including 34,228,065 shares held by Northwest Bancorp, M.H.C., the Registrant's mutual holding company.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, which amount includes voting stock held by officers and directors, computed by reference to the last sale price on June 30, 1999, as reported by the Nasdaq National Market, was approximately $131.3 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

1.   Proxy Statement for the November 1999 Annual Meeting of Stockholders (Part
     III).

                                    PART I
                                    ------

ITEM 1.   BUSINESS
          --------

General

     Northwest Bancorp, Inc.

     Northwest Bancorp, Inc. (the "Company") is a Pennsylvania corporation that was formed to become the stock holding company of Northwest Savings Bank (the "Bank") in a transaction (the "Two-Tier Reorganization") that was approved by the Bank's stockholders on December 10, 1997, and completed on February 17, 1998. In the Two-Tier Reorganization, each share of the Bank's common stock was converted into and became a share of common stock of the Company, par value $0.10 per share (the "Common Stock"), and the Bank became a wholly-owned subsidiary of the Company. Northwest Bancorp, MHC (the "Mutual Holding Company"), which owned a majority of the Bank's outstanding shares of common stock immediately prior to completion of the Two-Tier Reorganization, became the owner of the same percentage of the outstanding shares of Common Stock of the Company immediately following the completion of the Two-Tier Reorganization. As of June 30, 1999, the sole activity of the Company was the ownership of all of the issued and outstanding common stock of the Bank and of Jamestown Savings Bank ("Jamestown"). Jamestown was formed in November of 1995 as a de novo New York-chartered savings bank headquartered in Jamestown, New York.

     As of June 30, 1999, the Company, through the Bank and Jamestown, operated 94 community banking offices throughout its market area in northwest, southwest and central Pennsylvania, southwestern New York, and eastern Ohio. The Company, through the Bank and its wholly owned subsidiaries, also operates 35 consumer lending offices throughout Pennsylvania and one consumer lending office in New York. The Company has focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. The Company, directly or through its subsidiaries, also emphasizes the origination of consumer loans, including home equity, second mortgage, education and other consumer loans. To a lesser extent, the Company also originates multifamily residential and commercial real estate loans and commercial business loans.

     The Company's principal sources of funds are deposits, borrowed funds and the principal and interest payments on loans and marketable securities. The principal source of income is interest received from loans and marketable securities. The Company's principal expenses are the interest paid on deposits and the cost of employee compensation and benefits.

     The Company's principal executive office is located at Liberty and Second Streets, Warren, Pennsylvania, and its telephone number at that address is (814) 726-2140.

     Northwest Savings Bank

     The Bank is a Pennsylvania-chartered stock savings bank headquartered in Warren, which is located in northwestern Pennsylvania. The Bank is a community-oriented institution offering traditional deposit and loan products, and through a subsidiary, consumer finance services. The Bank's mutual savings bank predecessor was founded in 1896. The Bank in its current stock form was established on November 2, 1994, as a result of the reorganization (the "Reorganization") of the Bank's mutual predecessor into a mutual holding company structure. At the time of the Reorganization, the Bank issued a majority of its to-be outstanding shares of common stock to the Mutual Holding Company (which was formed in connection with the Reorganization) and a minority of its to-be outstanding shares to stockholders other than the Mutual Holding Company.

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

     Jamestown was capitalized through an initial public offering of 761,866 shares of common stock, 400,000 shares, or 52.5%, of which were purchased by the Mutual Holding Company. The Mutual Holding Company continued to accumulate additional ownership in Jamestown and in February 1998 sold its entire ownership position consisting of 490,050 shares to the Company. On July 8, 1998 the Company conducted a tender offer for the remaining shares of Jamestown, and acquired 100% of the outstanding shares of Jamestown as of July 31, 1998.

     As of June 30, 1999, Jamestown had four offices in southwestern New York.

Market Area

     The Company has been, and intends to continue to be, a community-oriented financial institution offering a wide variety of financial services to meet the needs of the communities it serves. The Company is headquartered in Warren, Pennsylvania which is located in the northwestern region of Pennsylvania, and the Company has its highest concentration of deposits and loans in the portion of its office network located in northwestern Pennsylvania. Over the past eight years the Company has expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania. As of June 30, 1999, the Company operated in Pennsylvania 88 community banking offices and 35 consumer finance offices, located in the following counties: Allegheny, Armstrong, Bedford, Butler, Centre, Chester, Clarion, Clearfield, Clinton, Crawford, Cumberland, Dauphin, Elk, Erie, Fayette, Huntingdon, Indiana, Jefferson, Lawrence, Lancaster, Lebanon, Luzerne, Lycoming, McKean, Mifflin, Schuylkill, Venango, Warren, Washington, Westmoreland and York. In addition, the Company operated community banking offices in Ashtabula County, Ohio and Lake County, Ohio. Through Jamestown, the Company operated three community banking offices in Chautauqua County, New York and one community banking office in Cattaraugus County, New York. The Company, through the Bank and its subsidiaries, also operates one consumer finance office in southwestern New York.

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

     In an effort to manage interest rate risk, the Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as adjustable-rate mortgage loans, home equity loans, and education loans, and by originating short-term and medium-term fixed-rate consumer loans. The Company also purchases mortgage-backed securities that generally have adjustable interest rates. Because the Company also originates a substantial amount of long-term fixed-rate mortgage loans collateralized by one- to four-family residential real estate, when possible, such loans are originated and underwritten according to standards that allow the Company to sell them in the secondary mortgage market for purposes of managing interest-rate risk and liquidity. The Company currently sells in the secondary market a limited amount of fixed-rate residential mortgage loans with maturities of more than 15 years, and retains all adjustable-rate mortgage loans and fixed-rate residential mortgage loans with maturities of 15 years or less. The Company is primarily a portfolio lender and at any one time the Company holds only a nominal amount of loans identified as available-for-sale. The Company retains servicing on the mortgage loans it sells and realizes monthly service fee income. The Company retains in its portfolio all consumer loans, multifamily residential and commercial real estate loans, and commercial business loans that it originates.

     Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                                                      At June 30,
                             ---------------------------------------------------------------------------------------
                                      1999                 1998                  1997                 1996
                             ---------------------  --------------------   -------------------  --------------------
                               Amount     Percent     Amount    Percent     Amount    Percent     Amount    Percent
                             -----------  --------  ----------  --------  ----------  --------  ----------  --------
                                                           (Dollars in Thousands)
Real estate:
 One- to four-family (1)....  $1,694,946      73.6%  $1,368,736     69.4%  $1,096,315     68.8%  $1,008,288     70.8%
 Multifamily and commercial.     152,466       6.6      128,831      6.5      100,912      6.3       97,612      6.8
                              ----------     -----   ----------   ------   ----------   ------   ----------   ------
  Total real estate loans...   1,847,412      80.2    1,497,567     75.9    1,197,227     75.1    1,105,900     77.6
Consumer:
 Home equity and home
  improvement...............      39,067       1.7       33,963      1.7       37,607      2.4       38,146      2.7
 Education loans............      64,341       2.8       59,791      3.0       53,542      3.3       47,842      3.4
 Loans on savings accounts..       6,263        .3        6,898       .4        7,176       .5        6,543       .5
 Other (2)..................     305,812      13.3      252,443     12.8      212,472     13.3      159,532     11.2
                              ----------     -----   ----------   ------   ----------   ------   ----------   ------
  Total consumer loans (3)..     415,483      18.1      353,095     17.9      310,797     19.5      252,063     17.7
 Commercial business........      40,039       1.7      123,188      6.2       86,087      5.4       67,045      4.7
                              ----------     -----   ----------   ------   ----------   ------   ----------   ------
  Total loans receivable,
   gross....................   2,302,934     100.0%   1,973,850    100.0%   1,594,111    100.0%   1,425,008    100.0%
                                             =====                ======                ======                ======

Deferred loan fees.........         (923)                (1,357)               (2,384)               (3,495)
Undisbursed loan proceeds..           --                (49,435)              (41,618)              (33,428)
Allowance for loan losses
 (real estate loans)........     (10,619)                (8,103)               (6,898)               (9,133)
Allowance for loan losses
 (other loans)..............      (6,154)                (7,666)               (6,713)               (3,997)
                              ----------             ----------            ----------            ----------
  Total loans receivable,
   net......................  $2,285,238             $1,907,289            $1,536,498            $1,374,955
                              ==========             ==========            ==========            ==========
--------------------------------------------------------------------------------------------------------------------

                                      At June 30,
                             -------------------------
                                       1995
                             -------------------------
                                 Amount      Percent
                             ------------  -----------

Real estate:
 One- to four-family (1)....    $  880,110        73.6%
 Multifamily and commercial.        53,022         4.4
                                ----------  ----------
  Total real estate loans...       933,132        78.0
Consumer:
 Home equity and home
  improvement...............        40,547         3.4
 Education loans............        39,315         3.3
 Loans on savings accounts..         5,930          .5
 Other (2)..................       119,611        10.0
                                ----------  ----------
  Total consumer loans (3)..       205,403        17.2
Commercial business........         56,788         4.8
                                ----------  ----------
  Total loans receivable,
   gross....................     1,195,323       100.0%
                                            ==========

Deferred loan fees.........         (3,772)
Undisbursed loan proceeds..        (14,982)
Allowance for loan losses
 (real estate loans)........        (8,102)
Allowance for loan losses
 (other loans)..............        (3,732)
                                ----------
  Total loans receivable,
   net......................    $1,164,735
                                ==========
------------------------------------------------------
(1) Includes $49.0 million of loans originated and held by the Bank's subsidiaries at June 30, 1999.
(2) Consist primarily of automobile loans and secured and unsecured personal loans.
(3) Includes $67.1 million of consumer loans originated and held by the Bank's subsidiaries at June 30, 1999.


     Fixed- and Adjustable-Rate Loans. Set forth below are selected data regarding the dollar amounts of the Company's total loans represented by fixed- and adjustable-rate loans at the dates indicated.

                                                                        At June 30,
                       ------------------------------------------------------------------------------------------------------------
                               1999                  1998                  1997                  1996                 1995
                       --------------------  --------------------  --------------------  --------------------  --------------------
                         Amount    Percent     Amount    Percent     Amount    Percent     Amount    Percent     Amount    Percent
                       ----------  --------  ----------  --------  ----------  --------  ----------  --------  ----------  --------
                                                                  (Dollars in Thousands)
Mortgage loans:
 Adjustable.............$   99,029      4.3%  $   55,493      2.8%  $   78,568      4.9%  $   94,426      6.6%  $  111,184      9.3%
 Fixed.................. 1,748,383     75.9    1,442,074     73.1    1,118,659     70.2    1,011,474     71.0      821,948     68.8
                        ----------    -----   ----------    -----   ----------    -----   ----------    -----   ----------    -----
  Total mortgage loans.. 1,847,412     80.2    1,497,567     75.9    1,197,227     75.1    1,105,900     77.6      933,132     78.1

Other loans:
 Adjustable.............   132,873      5.8      117,100      5.9      117,301      7.4      114,943      8.1      117,323      9.8
 Fixed..................   322,649     14.0      359,183     18.2      279,583     17.5      204,165     14.3      144,868     12.1
                        ----------    -----   ----------    -----   ----------    -----   ----------    -----   ----------    -----
  Total other loans.....   455,522     19.8      476,283     24.1      396,884     24.9      319,108     22.4      262,191     21.9
                        ----------    -----   ----------    -----   ----------    -----   ----------    -----   ----------    -----
                        $2,302,934    100.0%  $1,973,850    100.0%  $1,594,111    100.0%  $1,425,008    100.0%  $1,195,323    100.0%
                        ==========    =====   ==========    =====   ==========    =====   ==========    =====   ==========    =====

     Loan Maturity and Repricing Schedule. The following table sets forth the maturity or period of repricing of the Company's loan portfolio at June 30, 1999. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.


                                                                             Beyond
                                    Within      1-2       2-3       3-5         5
                                    1 Year     Years     Years     Years      Years       Total
                                   ---------  --------  --------  --------  --------   ----------
                                                          (In Thousands)
Real estate loans:
 One- to four-family residential..  $108,913  $ 78,793  $ 76,922  $169,947  $1,260,371  $1,694,946
 Multifamily and commercial.......    39,419    13,655    12,218    26,938      60,236     152,466
Consumer loans....................   175,735    54,445    50,189    93,414      41,700     415,483
Commercial business loans.........    24,962     3,244     2,392     5,119       4,322      40,039
                                    --------  --------  --------  --------  ----------  ----------
  Total loans.....................  $349,029  $150,137  $141,721  $295,418  $1,366,629  $2,302,934
                                    ========  ========  ========  ========  ==========  ==========


     Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at June 30, 1999, the dollar amount of all fixed-rate and adjustable-rate loans due after June 30, 2000. Adjustable- and floating-rate loans are included in the period in which they are contractually due.

                                     Fixed     Adjustable    Total
                                   ----------  ----------  ----------
                                             (In Thousands)
Real estate loans:
 One- to four-family residential..  $1,579,296    $ 45,240  $1,624,536
 Multifamily and commercial.......      87,756      51,727     139,483
Consumer.........................      239,245      91,742     330,987
Commercial.......................       14,177      20,567      34,744
                                    ----------    --------  ----------
 Total............................  $1,920,474    $209,276  $2,129,750
                                    ==========    ========  ==========


     One- to Four-Family Residential Real Estate Loans. The primary lending activity of the Company consists of the origination for retention in the Company's portfolio of owner-occupied one- to four-family residential mortgage loans secured by properties located in the Company's market area.

     The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 10 to 30 years, with either adjustable or fixed interest rates. Originations of fixed-rate mortgage loans versus adjustable-rate mortgage loans are monitored on an ongoing basis and are affected significantly by such things as the level of market interest rates, customer preference, the Company's interest rate sensitivity position and loan products offered by the Company's competitors. Therefore, even when management's strategy is to increase the originations of adjustable-rate mortgage loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans.

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

     The Company currently offers adjustable-rate mortgage loans with initial interest rate adjustment periods of one and three years, based on changes in a designated market index. The Company determines whether a borrower qualifies for an adjustable-rate mortgage loan based on the fully indexed rate of the adjustable-rate mortgage loan at the time the loan is originated. One- to four-family residential adjustable-rate mortgage loans totalled $39.5 million, or 1.7% of the Company's total loan portfolio at June 30, 1999.

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

     In the past, the Company purchased loans that are serviced by other institutions and that are secured by one-to four-family residences. At June 30, 1999, the Company's portfolio of loans serviced by others totaled $2.5 million. The Company currently has no formal plans to enter into new loan participations.

     Included in the Company's $1.695 billion of one- to four-family residential real estate loans are $17.6 million, or .76% of the Company's total loan portfolio, of construction loans and land loans. The Company offers fixed- and adjustable-rate residential construction loans primarily for the construction of owner-occupied one- to four-family residences in the Company's market area to builders or to owners who have a contract for construction. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. During the construction phase the loans have either a fixed-rate or an adjustable interest rate that adjusts monthly and convert into either a fixed-rate or an adjustable-rate mortgage loan at the end of the construction period. Upon completion of the construction, the permanent loan is priced to reflect a rate no lower than current interest rates on one- to four-family mortgage loans. Advances are made as construction is completed. In addition, the Company originates loans within its market area that are secured by individual unimproved or improved lots. Land loans are currently offered with fixed-rates for terms of up to 5 years. The maximum loan-to-value ratio for the Company's land loans is 75% of the appraised value, and the maximum loan-to-value ratio for the Company's construction loans is 80% of the lower of cost or appraised value.

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

     Multifamily Residential and Commercial Real Estate Loans. The Company's multifamily residential real estate loans are secured by multifamily residences, such as rental properties. The Company's commercial real estate loans are secured by nonresidential properties such as hotels, church property, and retail establishments. At June 30, 1999, a significant portion of the Company's multifamily residential and commercial real estate loans were secured by properties located within the Company's market area. The Company's largest multifamily residential real estate loan relationship at June 30, 1999, had a principal balance of $5.4 million, and was collateralized by a personal care facility in McKean County, Pennsylvania. The Company's largest commercial real estate loan at June 30, 1999, had a principal balance of $7.1 million and was collateralized by land and real estate in St. George, Utah. Multifamily residential and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates. The terms of each multifamily residential and commercial real estate loan are negotiated on a case-by-case basis. The Company generally makes multifamily residential and commercial real estate loans up to 70% of the appraised value of the property collateralizing the loan.

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

     Consumer Loans. The principal types of consumer loans offered by the Company are adjustable-rate home equity lines of credit and variable-rate education loans, and fixed-rate consumer loans such as second mortgage loans, automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by deposit accounts. Consumer loans are offered with maturities generally of less than ten years. The Company's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 75% or less. Such loans are offered on an adjustable-rate basis with terms of up to ten years. At June 30, 1999, the disbursed portion of home equity lines of credit totalled $39.1 million, or 9.4%, of consumer loans, with $64.3 million remaining undisbursed.

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

     Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, recreation vehicles, appliances, and furniture. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Company adds a general provision to its consumer loan loss allowance based upon management's evaluation of current economic conditions and the risk inherent in the loan portfolio.

     Commercial Business Loans. The Company currently offers commercial business loans to existing customers to finance various activities in the Company's market area, some of which are secured in part by additional real estate collateral.

     The largest commercial business loan had a principal balance of $3.2 million, and was secured by convenience stores and marketable securities.

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

     Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. All of the Company's loan originators are salaried employees, and the Company does not pay commissions in connection with loan originations. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an in-house appraiser or an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. A loan processor in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. The Company has a formal loan policy which assigns lending limits to the Company's various loan officers. Also, the Company has a Senior Loan Committee which meets as needed to review and verify that the assigned lending limits are being followed and to monitor the Company's lending policies and the Company's loan activity. The Senior Loan Committee also has lending authority as designated in the Company's loan policy which is approved by the Board of Directors. Loans exceeding the limits established for the Senior Loan Committee must be approved by the Executive Committee of the Board of Directors or by the entire Board of Directors. The Company's policy is to make no loans either individually or in the aggregate to one entity in excess of $7.5 million. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Company, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At June 30, 1999, the Company had commitments to originate $34.4 million of loans.

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

     Origination, Purchase and Sale of Loans. The table below shows the Company's originations of loans for the periods indicated.

                                                Years Ended June 30,
                                       ------------------------------------
                                          1999          1998        1997
                                       ----------   ----------   ----------
(In Thousands)
Loans receivable, net, at beginning
 of period...........................  $1,907,289   $1,536,498   $1,374,955
Originations.........................     881,861      802,145      563,188

Principal repayments.................    (512,069)    (425,325)    (371,295)

Loan purchases including acquisitions      22,386       26,904       19,289
Loan sales...........................     (10,851)     (30,094)     (47,985)
Transfer to REO......................      (3,378)      (2,839)      (1,654)
                                       ----------   ----------   ----------
 Loans receivable, net, at end of
  period.............................  $2,285,238   $1,907,289   $1,536,498
                                       ==========   ==========   ==========


     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. To the extent that loans are originated or acquired for the Company's portfolio, Statement of Financial Accounting Standards No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At June 30, 1999 the Company had $923,000 of deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

     In addition to loan origination fees, the Company also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations. The Company recognized fees and service charges of $4.5 million, $3.3 million and $2.4 million, for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

     Loans-to-One Borrower. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At June 30, 1999, the largest aggregate amount loaned by the Company to one borrower totaled $7.1 million and was secured by land and real estate. The Company's second largest lending relationship totaled $5.4 million and was secured by a personal care facility in McKean County, Pennsylvania. The Company's third largest lending relationship was for $4.4 million and was secured by a personal care facility in Erie County, Pennsylvania. The Company's fourth largest lending relationship totaled $3.6 million and was secured by commercial and residential real estate. The Company's fifth largest lending relationship totaled $3.6 million and was secured by a limited care apartment facility in Warren County, Pennsylvania.

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

     Loans Past Due and Nonperforming Assets. The following table sets forth information regarding the Company's loans 30 days or more past due, nonaccrual loans 90 days or more past due, and real estate acquired or deemed acquired by foreclosure at the dates indicated. In the current fiscal year, the Company changed its policy regarding delinquency status. In past years, a borrower was not considered delinquent if they had paid any portion of a payment. Under current Company policy, a loan is considered delinquent if less than 90% of a contractually-due payment has been paid. This change became effective on November 13, 1998 when the Company converted to a new core application software system and, as a result of this change, the Company recorded a significant increase in the amount of loans which are 90 days or more past due. Management has noted, however, that the Company's loan collectors are aware of this change in payment status and have taken appropriate action over the past two fiscal quarters to reduce the number of delinquent loans. When a loan is delinquent 90 days or more, the Company fully reserves all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Company did not have any material restructured loans within the meaning of SFAS 15.

                                                                       At June 30,
                                                ---------------------------------------------------------
                                                       1999          1998      1997      1996      1995
                                                -----------------  --------  --------  --------  --------
                                                 Number   Balance
                                                -------  --------
                                                                      (Dollars in Thousands)

Loans past due 30 days to 59 days:
 One- to four-family residential loans.........      102   $ 3,632   $ 4,842   $ 3,224   $ 3,031   $ 2,140
 Multifamily and commercial loans..............        6       320        79        --       423       281
 Consumer loans................................      623     3,491     3,632     2,477     2,178     1,135
 Commercial business loans.....................       --        --       458       183       240        --
                                                 -------   -------   -------   -------   -------   -------
  Total loans past due 30 days to 59 days......      731   $ 7,443   $ 9,011   $ 5,884   $ 5,872   $ 3,556
                                                 -------   -------   -------   -------   -------   -------

Loans past due 60 days to 89 days:
 One- to four-family residential loans.........      110   $ 4,895   $ 2,386   $ 1,491   $ 1,153   $ 1,165
 Multifamily and commercial loans..............        6       314       219        --        21       139
 Consumer loans................................      236       957       954       908     1,143       443
 Commercial business loans.....................       --        --       841       180       148        45
                                                 -------   -------   -------   -------   -------   -------
  Total loans past due 60 days to 89 days......      352   $ 6,166   $ 4,400   $ 2,579   $ 2,465   $ 1,792
                                                 -------   -------   -------   -------   -------   -------

Loans past due 90 days or more (1):
 One- to four-family residential loans.........      190   $ 8,623   $ 6,013   $ 6,229   $ 4,913   $ 6,473
 Multifamily and commercial loans..............       17     2,141       390     2,585     2,704     3,262
 Consumer loans................................      398     2,202     1,631     1,161       772       539
 Commercial business loans.....................        1     3,150       578       455     1,092       150
                                                 -------   -------   -------   -------   -------   -------
  Total loans past due 90 days or more.........      606   $16,116   $ 8,612   $10,430   $ 9,481   $10,424
                                                 -------   -------   -------   -------   -------   -------

Total loans 30 days or more past due..........     1,689   $29,725   $22,023   $18,893   $17,818   $15,772
                                                 =======   =======   =======   =======   =======   =======

Total loans 90 days or more past due (1)......             $16,116   $ 8,612   $10,430   $ 9,481   $10,424

Total REO.....................................        44     3,383     3,506     4,549     5,771     5,895
                                                 -------   -------   -------   -------   -------   -------

Total loans 90 days or more past due and REO..     1,733   $19,499   $12,118   $14,979   $15,252   $16,319
                                                 =======   =======   =======   =======   =======   =======

Total loans 90 days or more past due to
 net loans receivable..........................                .71%      .45%      .68%      .69%      .89%
Total loans 90 days or more past due
 and REO to total assets.......................                .63%      .47%      .72%      .81%     1.03%

------------------------------------
(1) The Company classifies as nonperforming all loans 90 days or more delinquent.


     During the fiscal year ended June 30, 1999, gross interest income of approximately $551,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. No interest income on nonaccrual loans was included in income during such period.

     Classification of Assets. The Company's policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as debt and equity securities, considered to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. At June 30, 1999, the Company had four loans, with an aggregate principal balance of $5.3 million, designated as special mention.

     When a savings bank classifies problem assets as either substandard or doubtful, it is required to establish general valuation allowances or "loss reserves" in an amount deemed prudent by management. General valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings bank classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. A savings bank's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations. The Company's largest classified assets are also the Company's largest nonperforming assets and are discussed above.

     The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                         At June 30,
                                  ------------------------
                                   1999     1998      1997
                                  -------  -------  -------
                                     (In Thousands)

Substandard assets..........      $30,852  $20,138  $24,242
Doubtful assets.............           99       --      260
Loss assets.................           20       --      133
                                  -------  -------  -------
   Total classified assets..      $30,971  $20,138  $24,635
                                  =======  =======  =======


     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an appropriate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and valuation of foreclosed real estate. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The Company will continue to monitor and modify the level of its allowance for loan losses in order to maintain it at a level which management considers appropriate to provide for probable loan losses.

     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                 Years Ended June 30,
                                                            ---------------------------------------------------------------
                                                               1999         1998         1997         1996         1995
                                                            -----------  -----------  -----------  -----------  -----------
                                                                                    (In Thousands)

Net loans receivable......................................   $2,285,238   $1,907,289   $1,536,498   $1,374,955   $1,164,735
Average loans outstanding.................................    2,120,525    1,673,599    1,449,807    1,243,758    1,093,602

Allowance for loan losses balance at beginning of period..       15,769       13,611       13,130       11,833       11,238
Provision for loan losses.................................        3,629        4,072        2,491        1,502        1,098
Charge-offs:
 Real estate loans:........................................        (514)        (132)        (383)        (141)         (53)
 Consumer loans............................................      (3,049)      (2,384)      (2,004)      (1,192)        (830)
 Commercial loans..........................................        (101)          --         (150)          --         (188)
                                                             ----------   ----------   ----------   ----------   ----------
  Total charge-offs........................................      (3,664)      (2,516)      (2,537)      (1,333)      (1,071)
                                                             ----------   ----------   ----------   ----------   ----------
Recoveries:
 Real estate loans.........................................         367           --           10          176           --
 Consumer loans............................................         470          393          363          250          332
 Commercial loans..........................................          61           --            1            2            1
                                                             ----------   ----------   ----------   ----------   ----------
  Total recoveries.........................................         898          393          374          428          333
Acquired through acquisition..............................          141          209          153          700          235
                                                             ----------   ----------   ----------   ----------   ----------
 Allowance for loan losses balance at end of period........  $   16,773   $   15,769   $   13,611   $   13,130   $   11,833
                                                             ==========   ==========   ==========   ==========   ==========

Allowance for loan losses as a percentage of net
 loans receivable..........................................         .73%         .83%         .89%         .95%        1.02%
Net loans charged-off as a percentage of average
 loans outstanding.........................................         .17%         .15%         .17%         .11%         .10%
Allowance for loan losses as a percentage of
 nonperforming loans.......................................      104.08%      183.10%      130.50%      138.49%      113.52%
Allowance for loan losses as a percentage
 of nonperforming loans and REO............................       86.02%      130.13%       90.87%       86.09%       72.51%

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.

                                                                        At June 30,
                             --------------------------------------------------------------------------------------------------
                                    1999               1998                 1997              1996                1995
                             ------------------  ------------------  ------------------  ------------------  ------------------
                                       % of                % of                % of                % of                % of
                                       Total               Total               Total               Total               Total
                             Amount   Loans (1)  Amount   Loans (1)  Amount   Loans (1)  Amount   Loans (1)  Amount   Loans (1)
                             -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
                                                                   (Dollars in Thousands)

Balance at end of period
applicable to:
Real estate loans..........  $10,619      80.2%  $ 8,103      75.9%  $ 6,898      75.1%  $ 9,133      77.6%  $ 8,101      78.0%
Consumer loans.............    5,318      18.1     4,957      17.9     4,499      19.5     3,009      17.7     2,773      17.2
Commercial business loans..      836       1.7     2,709       6.2     2,214       5.4       988       4.7       959       4.8
                             -------     -----   -------     -----   -------     -----   -------     -----   -------     -----

Total allowance for
loan losses................  $16,773     100.0%  $15,769     100.0%  $13,611     100.0%  $13,130     100.0%  $11,833     100.0%
                             =======     =====   =======     =====   =======     =====   =======     =====   =======     =====
------------------------------------

(1) Represents percentage of loans in each category to total loans.


        Investment Activities

             The Company's investment portfolio comprises mortgage-backed securities, investment securities, and cash and cash equivalents. In recent years, the Company generally has increased both the percentage of its assets held in its investment securities portfolio, and the percentage of assets held in the mortgage-backed securities portfolio. This increase in investment securities and mortgage-backed securities resulted from the Company leveraging its capital by borrowing funds and investing the proceeds in marketable securities in order to improve net interest income. In addition, any excess funds resulting from the acquisition of branch offices, and the related deposits, from other financial institutions is invested by the Company. Also, the Company maintains a certain percentage of its assets in marketable securities and cash equivalents to assist in asset/liability management.

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

                                                       Years Ended June 30,
                                                -------------------------------
                                                  1999        1998       1997
                                                ----------  ---------  ---------
                                                         (In Thousands)
Mortgage-backed securities
 balance at beginning of period
 (1)..............................              $305,764   $291,597   $291,446
Purchases.........................               118,514     62,366     10,892
Sales.............................                  (772)   (27,618)   (14,554)
Securities acquired by business
 combination......................                   351      5,391     18,788
Increase (decrease) in market
 value of securities available
 for sale.........................                   114        845     (1,532)
Principal payments and
 amortization of premiums and
 discounts........................               (75,714)   (26,817)   (13,443)
                                                --------   --------   --------
Mortgage-backed securities
 balance at end of period (1).....              $348,257   $305,764   $291,597
                                                ========   ========   ========

Investment securities balance at
 beginning of period (2)..........              $204,213   $122,103   $106,047
Purchases.........................               108,474    141,094     19,100
Sales.............................               (26,544)   (46,471)        --
Securities acquired by business
 combination......................                 2,771     17,076      9,120
Increase (decrease) in market
 value of securities available
 for sale.........................                (2,095)     2,901        969
Maturities and amortization of
 premiums and discounts...........               (46,589)   (32,490)   (13,133)
                                                --------   --------   --------
Investment securities balance at
 end of period (2)................              $240,230   $204,213   $122,103
                                                ========   ========   ========

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

                                                                                    At June 30,
                                                           -------------------------------------------------------------
                                                                   1999                1998                1997
                                                           -------------------  -------------------  -------------------
                                                           Amortized   Market   Amortized   Market   Amortized   Market
                                                             Cost      Value      Cost      Value      Cost      Value
                                                           ---------  --------  ---------  --------  ---------  --------
                                                                                  (In Thousands)

Mortgage-backed securities held to maturity:
 Fixed-rate pass through certificates.....................   $    731  $    772   $  5,663  $  5,745   $ 10,853  $ 10,771
 Variable-rate pass through certificates..................      7,212     7,307      9,936    10,059     13,397    13,690
 Fixed-rate collateralized mortgage obligations ("CMOs")..         --        --      4,578     4,571      1,400     1,399
 Variable-rate CMOs.......................................    127,614   126,603     90,064    88,520     84,911    82,999
                                                             --------  --------   --------  --------   --------  --------
  Total mortgage-backed securities held to maturity.......    135,557   134,682    110,241   108,895    110,561   108,859
                                                             --------  --------   --------  --------   --------  --------

Mortgage-backed securities available for sale:
 Fixed-rate pass through certificates.....................   $ 53,898  $ 52,814   $  5,396  $  5,391   $ 36,782  $ 37,896
 Variable-rate pass through certificates..................      9,342     9,326     11,523    11,579        770       784
 Fixed-rate collateralized mortgage obligations ("CMOs")..         17        17         37        35         99       107
 Variable-rate CMOs.......................................    148,748   150,543    178,000   178,518    143,658   142,249
                                                             --------  --------   --------  --------   --------  --------
  Total mortgage-backed securities available for sale.....    212,005   212,700    194,956   195,523    181,309   181,036
                                                             --------  --------   --------  --------   --------  --------
  Total mortgage-backed securities........................   $347,562  $347,382   $305,197  $304,418   $291,870  $289,895
                                                             ========  ========   ========  ========   ========  ========

Investment securities held to maturity:
 U.S. Government and agency...............................   $ 56,692  $ 56,614   $ 51,358  $ 51,982   $ 42,868  $ 43,334
 Municipal securities.....................................     31,842    30,422      3,811     3,947         --        --
 Corporate debt issues....................................     29,773    28,633     27,852    27,993        551       551
 Equity securities........................................         --        --         --        --         --        --
                                                             --------  --------   --------  --------   --------  --------
  Total investment securities held to maturity............    118,307   115,669   $ 83,021  $ 83,922   $ 43,419  $ 43,885
                                                             ========  ========   ========  ========   ========  ========

Investment securities available for sale:
 U.S. Government and agency...............................     65,597    65,232   $ 75,826  $ 76,995   $ 63,290  $ 63,272
 Municipal securities.....................................     51,440    50,830     37,307    38,289     11,322    11,489
 Corporate debt issues....................................        985       955        985       985         --        --
 Equity securities........................................      2,155     4,906      2,229     4,923      2,169     3,923
                                                             --------  --------   --------  --------   --------  --------
  Total investment securities available for sale..........   $120,177  $121,923   $116,347  $121,192   $ 76,781  $ 78,684
                                                             ========  ========   ========  ========   ========  ========

     Issuers of Mortgage-Backed Securities. The following table sets forth information regarding the issuers and the carrying value of the Company's mortgage-backed securities held to maturity and mortgage-backed securities available for sale.
                                                            At June 30,
                                                 ----------------------------
                                                  1999       1998      1997
                                                 --------  --------  --------
                                                      (In Thousands)
Mortgage-backed securities:
 FNMA.......................................     $128,256  $143,992  $140,775
 GNMA.......................................       57,881    12,457    29,338
 FHLMC......................................      141,017   138,962   120,400
 Other (non-agency).........................       21,103    10,353     1,084
                                                 --------  --------  --------
          Total mortgage-backed securities       $348,257  $305,764  $291,597
                                                 ========  ========  ========

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for the Company's investment securities and mortgage-backed securities portfolios at June 30, 1999. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

                                                                   At June 30, 1999
                             ----------------------------------------------------------------------------------------------
                                 One Year or Less        One to Five Years      Five to Ten Years    More than Ten Years
                             -----------------------  -----------------------  --------------------- ----------------------
                                         Annualized               Annualized             Annualized             Annualized
                                          Weighted                 Weighted               Weighted               Weighted
                             Amortized     Average    Amortized    Average     Amortized  Average    Amortized    Average
                                Cost        Yield        Cost       Yield        Cost      Yield       Cost        Yield
                             ----------  -----------  ----------  -----------  ----------  --------  ---------  -----------
                                                               (Dollars in Thousands)
Investment securities held
 to maturity:
 U.S. Government and
  agency obligations.......    $ 14,967        6.73%     $11,440        6.81%     $ 9,985     6.70%   $ 20,300     7.21%
 Municipal securities......          --          --           --          --          100     5.35      31,742     4.81
 Corporate debt issues.....          --          --           --          --          250     9.00      29,523     8.05
                               --------        ----      -------        ----      -------    -----    --------     ----
  Total investment
   securities held to
   maturity................      14,967        6.73       11,440        6.81       10,335     6.73      81,565     6.58

Investment securities
 available for sale:
 U.S. Government and
  agency obligations.......       4,492        6.54       47,539        6.46        3,490     6.51      10,076     5.40
 Equity securities.........          --          --           --          --           --       --       2,155     6.58
  Municipal securities.....          80        5.87          975        5.13          896     5.28      49,489     5.17
  Corporate debt issues....          --          --           --          --           --       --         985     5.85
                               --------        ----      -------        ----      -------    -----    --------     ----
  Total investment
   securities available
   for sale................       4,572        6.54       48,514        6.43        4,386     6.25      62,705     5.26

Mortgage-backed securities
 held to maturity:
 Pass-through certificates.       7,212        6.68           --          --           --       --         731     8.77
 CMOs......................     127,614        5.84           --          --           --       --          --       --
                               --------        ----      -------        ----      -------    -----    --------     ----
  Total mortgage-backed
   securities held
   to maturity.............     134,826        5.88           --          --           --       --         731     8.77
Mortgage-backed securities
 available for sale:
 Pass through certificates.       9,342        5.67          171        5.89          673     5.93      53,054     6.75
 CMOs......................     148,748        5.90           --          --           17    10.17          --       --
                               --------        ----      -------        ----      -------    -----    --------     ----
  Total mortgage-backed
   securities available
  for sale.................     158,090        5.89          171        5.89          690     6.03      53,054     6.75
                               --------        ----      -------        ----      -------    -----    --------     ----

Total investment
 securities and
 mortgage-backed
   securities..............    $312,455        5.93%     $60,125        6.50%     $15,411     6.56%   $198,055     6.21%
                               ========        ====      =======        ====      =======    =====    ========     ====


                                     At June 30, 1999
                             --------------------------------
                                         Total
                             --------------------------------
                                                Annualized
                                                 Weighted
                             Amortized   Market   Average
                               Cost      Value     Yield
                             ---------  --------  --------
                                (Dollars in Thousands)

Investment securities held
 to maturity:
 U.S. Government and
  agency obligations.......   $ 56,692  $ 56,614     6.91%
 Municipal securities......     31,842    30,422     4.81
 Corporate debt issues.....     29,773    28,633     8.06
                              --------  --------     ----
  Total investment
   securities held to
   maturity................    118,307   115,669     6.63

Investment securities
 available for sale:
 U.S. Government and
  agency obligations.......     65,597    65,232     6.31
 Equity securities.........      2,155     4,906     6.58
  Municipal securities.....     51,440    50,830     5.17
  Corporate debt issues....        985       955     5.85
                              --------  --------     ----
  Total investment
   securities available
   for sale................    120,177   121,923     5.82

Mortgage-backed securities
 held to maturity:
 Pass-through certificates.      7,943     8,079     6.87
 CMOs......................    127,614   126,603     5.84
                              --------  --------     ----
  Total mortgage-backed
   securities held
   to maturity.............    135,557   134,682     5.90
Mortgage-backed securities
 available for sale:
 Pass through certificates.     63,240    62,140     6.58
 CMOs......................    148,765   150,560     5.90
                              --------  --------     ----
  Total mortgage-backed
   securities available
  for sale.................    212,005   212,700     6.10
                              --------  --------     ----

Total investment
 securities and
 mortgage-backed
   securities..............   $586,046  $584,974     6.10%
                              ========  ========     ====

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

     The following table sets forth the savings activities of the Company for the periods indicated.

                                                 Years Ended June 30,
                                          ----------------------------------
                                             1999        1998        1997
                                          ----------  ----------  ----------
                                                    (In Thousands)

Balance at beginning of period..........  $2,022,503  $1,640,815  $1,450,047
Net savings activity....................      90,938      17,278      79,838
Net checking activity...................      26,186      79,691      23,671
Deposits acquired.......................     249,987     220,243      34,594
                                          ----------  ----------  ----------
 Net increase before interest credited..     367,111     317,212     138,103
Interest credited.......................      74,097      64,476      52,665
                                          ----------  ----------  ----------
 Net increase in deposits...............     441,208     381,688     190,768
                                          ----------  ----------  ----------
  Balance at end of period..............  $2,463,711  $2,022,503  $1,640,815
                                          ==========  ==========  ==========

     The following table sets forth the dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                                                        At June 30,
                            --------------------------------------------------------------------------------------------------------
                                            1999                            1998                            1997
                            -------------------------------  -------------------------------  --------------------------------------
                             Balance    Percent(1)  Rate(2)   Balance    Percent(1)  Rate(2)   Balance    Percent(1)     Rate(2)
                            ----------  ----------  -------  ----------  ----------  -------  ----------  ----------  --------------
                                                                    (Dollars in Thousands)
Savings accounts..........  $  409,029    16.60%    3.24%    $  340,377    16.83%    3.30%    $  299,365    18.24%        3.30%
Checking accounts.........     389,148    15.80     1.38        315,755    15.61     1.61        222,845    13.58         2.12
Money market accounts.....     164,484     6.68     3.73        114,187     5.65     3.68         83,609     5.10         3.37
Certificates of deposit:
Maturing within 1 year....     992,723    40.29     5.22        771,665    38.15     5.57        607,421    37.02         5.61
Maturing 1 to 3 years.....     417,367    16.94     5.11        404,175    19.98     5.90        357,070    21.76         6.01
Maturing more than
 3 years..................      90,960     3.69     5.65         76,344     3.78     6.00         70,505     4.30         6.03
                            ----------    -----     ----     ----------    -----     ----     ----------   ------         ----
 Total certificates.......   1,501,050    60.92     5.22      1,252,184    61.91     5.70      1,034,996    63.08         5.78
                            ----------    -----     ----     ----------    -----     ----     ----------   ------         ----

Total deposits............  $2,463,711    100.0%    4.18%    $2,022,503    100.0%    4.55%    $1,640,815   100.00%        4.71%
                            ==========    =====     ====     ==========    =====     ====     ==========   ======         ====
-----------------------------------------------

(1) Represents percentage of total deposits.
(2) Represents weighted average nominal rate at fiscal year end.

   Time Deposit Rates. The following table sets forth the time deposits in the Company classified by rates as of the dates indicated:

                                At June 30,
                                -----------
                       1999         1998          1997
                    -----------  ----------  --------------
       Rate                    (In Thousands)
------------------

2.00 - 2.99%......   $       --  $       88     $       37
3.00 - 3.99%......        4,016       2,956          1,234
4.00 - 4.99%......      552,807     121,533         63,668
5.00 - 5.99%......      815,790     760,738        576,850
6.00 - 6.99%......      120,294     312,693        329,083
7.00 - 7.99%......        7,083      47,959         55,170
8.00% or greater..        1,060       6,217          8,954
                     ----------  ----------     ----------
                     $1,501,050  $1,252,184     $1,034,996
                     ==========  ==========     ==========

   Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at June 30, 1999.

                                          Amount Due
                    ------------------------------------------------------
                        Less Than      1-2      2-3     After 3
                         One Year     Years    Years     Years      Total
                          -------    -------  --------  -------    -------
       Rate                               (In Thousands)
------------------

2.00 - 2.99%......       $     --   $     --  $    --  $    --  $       --
3.00 - 3.99%......          3,314         88      150      464       4,016
4.00 - 4.99%......        452,303     96,169    4,065      270     552,807
5.00 - 5.99%......        443,669    271,033   36,973   64,115     815,790
6.00 - 6.99%......         85,294        847    8,042   26,111     120,294
7.00 - 7.99%......          7,083         --       --       --       7,083
8.00% or greater..          1,060         --       --       --       1,060
                         --------   --------  -------  -------  ----------
Total.............       $992,723   $368,137  $49,230  $90,960  $1,501,050
                         ========   ========  =======  =======  ==========

   Large Certificates of Deposit Maturities. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 1999.

                                                          Certificates
Maturity Period                                            of Deposit
---------------                                            ----------
                                                         (In Thousands)

 Three months or less.................................      $ 69,889
 Three through six months.............................        37,032
 Six through twelve months............................        37,032
 Over twelve months...................................        56,906
                                                            --------
  Total...............................................      $200,859
                                                            ========

Borrowings

     Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company also relies upon borrowings from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Borrowings from the FHLB typically are collateralized by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans.

     The FHLB functions as a central reserve bank providing credit for the Bank and other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of such stock and certain of its first mortgage loans and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Borrowings are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of borrowings are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. All FHLB borrowings have fixed interest rates and original maturities of between one day and twenty years.


                                               During the Year Ended June 30,
                                              ---------------------------------
                                                 1999        1998       1997
                                              ----------  ----------  ---------
                                                   (Dollars in Thousands)

FHLB Pittsburgh borrowings:
 Average balance outstanding(1).............   $279,410    $144,798   $141,108
 Maximum outstanding at end of any month
  during period.............................    359,135     237,161    164,212
 Balance outstanding at end of period.......    317,387     232,161    164,212
 Weighted average interest rate during
  period....................................       5.28%       5.20%      5.73%
 Weighted average interest rate at end of
  period....................................       5.59%       5.86%      6.12%

Reverse repurchase agreements:
 Average balance outstanding(1).............   $ 29,525    $ 41,220   $ 16,578
 Maximum outstanding at end of any month
  during period.............................     43,932      50,028     50,116
 Balance outstanding at end of period.......     23,905      50,028     50,116
 Weighted average interest rate during
  period....................................       5.20%       5.31%      5.86%
 Weighted average interest rate at end of
  period....................................       4.91%       5.48%      5.60%

Other borrowings:
 Average balance outstanding(1).............   $  7,995    $  8,264   $ 10,075
 Maximum outstanding at end of any month
  during period.............................      8,682       9,056     11,462
 Balance outstanding at end of period.......      7,623       7,517      9,130
 Weighted average interest rate during
  period....................................       6.74%       5.36%      6.95%
 Weighted average interest rate at end of
  period....................................       6.62%       6.84%      6.96%

Total borrowings:
 Average balance outstanding(1).............   $316,930    $194,282   $167,761
 Maximum outstanding at end of any month
  during period.............................    388,471     289,706    223,458
 Balance outstanding at end of period.......    348,915     289,706    223,458
 Weighted average interest rate during
  period....................................       5.30%       5.23%      5.24%
 Weighted average interest rate at end of
  period....................................       5.56%       5.82%      6.04%
------------------------------------------
(1) Computed on the basis of month-end balances.

Competition

     The Company's market area in Pennsylvania, southwestern New York and eastern Ohio has a large concentration of financial institutions, some of which are significantly larger and have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. As a result, the Company encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations, and credit unions in its market area, and the Company expects continued strong competition from such financial institutions in the foreseeable future. The Company's market area includes offices of several commercial banks that are substantially larger than the Company in terms of state-wide deposits. The Company competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services.

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

Subsidiary Activities

     Northwest Bancorp Inc., through Northwest Savings Bank, has four wholly owned subsidiaries, Great Northwest Corporation, Northwest Financial Services, Inc., Northwest Consumer Discount Company, Inc., and Northwest Capital Group, Inc. Jamestown has no subsidiaries. Great Northwest's sole activity is holding equity investments in government-assisted low-income housing projects in various locations in the Company's market area. At June 30, 1999, the Bank had an equity investment in Great Northwest of $1.9 million. For the fiscal year ended June 30, 1999, Great Northwest had net income of $458,000 generated primarily from federal low-income housing tax credits.

     Northwest Financial Services' principal activity is the investment in land acquired by foreclosure and the ownership of the common stock of several financial institutions. In addition, Northwest Financial Services also holds an equity investment in one government assisted low-income housing project and owns 100% of the stock in Rid-Fed, Inc. At June 30, 1999, the Bank had an equity investment in Northwest Financial Services of $5.4 million, and for the fiscal year ended June 30, 1999, Northwest Financial Services had net income of $250,000.

     Northwest Consumer Discount Company operates 35 consumer finance offices throughout Pennsylvania and operates one consumer finance office in New York State as a separate subsidiary doing business therein as Northwest Finance Company. At June 30, 1999, the Bank had an equity investment in Northwest Consumer Discount Company of $10.9 million and the net income of Northwest Consumer Discount Company for the fiscal year ended June 30, 1999 was $1.5 million. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreation vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Company adds a general provision to its consumer loan loss allowance based upon management's evaluation of current economic conditions and the risk inherent in the loan portfolio.

     Northwest Capital Group's principal activity is the development and sale of a timeshare project in Honolulu, Hawaii which was acquired by deed in lieu of foreclosure in 1997. At June 30, 1999 the Bank had an equity investment of $25,000 in Northwest Capital Group and for the fiscal year ended June 30, 1999 Northwest Capital Group reported no net income.

     Rid-Fed, Inc., a wholly owned subsidiary of Northwest Financial Services, has as its sole activity a commercial real estate loan to Northwest Capital Group which was made to finance the sale of real estate from Rid-Fed to Northwest Capital. At June 30, 1999 Northwest Financial Services had an equity investment of $1.0 million in Rid-Fed, Inc. and for the fiscal year ended June 30, 1999 Rid-Fed, Inc. had no net income.

     Northwest Finance Company, Inc. is a wholly owned subsidiary of Northwest Consumer Discount Company. Northwest Finance Company operates a consumer finance office in Jamestown, New York. As of June 30, 1999,

Northwest Consumer Discount Company's equity investment in Northwest Finance Company was $(87,000). For the year ended June 30, 1999, Northwest Finance Company had a net income of $11,000.

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

Personnel

     As of June 30, 1999, the Company and its wholly owned subsidiaries had 938 full-time and 222 part-time employees. None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

                                   REGULATION

General

     The Bank is a Pennsylvania-chartered savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the SAIF. The Bank is subject to extensive regulation by the Department of Banking of the Commonwealth of Pennsylvania (the "Department"), as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with or acquisitions of other savings institutions. There are periodic examinations by the Department and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department or the FDIC could have a material adverse impact on the Company, the Mutual Holding Company, the Bank and their operations. The Company and the Mutual Holding Company, as a mutual savings bank holding company, are required to file certain reports with, and otherwise comply with the rules and regulations of the FRB. Certain of the regulatory requirements applicable to the Bank, the Company and the Mutual Holding Company are referred to below or elsewhere herein.

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

     As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations are able to convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves are subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six year period beginning in fiscal 1997. However, because the Company met the minimum level of mortgage lending test (i.e., the Company's level of mortgage lending activity (re-financings and home equity loans excluded) exceeded its average mortgage lending activity for the six years preceding fiscal 1997 and 1998, adjusted for inflation), the Company was able to suspend its tax bad debt recapture for the 1997 and 1998 tax years. During fiscal 1999, the Company recaptured into taxable income approximately $1.3 million of the post-1987 bad debt reserves. At June 30, 1999, the Company had a balance of approximately $6.7 million of bad debt reserves in retained income that is subject to recapture equally over the next five years under this legislation.

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

     The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At June 30, 1999, the Bank exceeded the Department's capital guidelines.

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

Prompt Corrective Action

     Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA, which were effective as of December 19, 1992. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of June 30, 1999, the Bank was a "well-capitalized institution" for this purpose.

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

     The Company and the Mutual Holding Company are also subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Bank.

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

     3. If a waiver is granted, the Company will, so long as the Mutual Holding Company remains a Mutual Holding Company, establish a restricted capital account in the cumulative amount of any dividends waived by the Mutual Holding Company for the benefit of the mutual members of the Mutual Holding Company. The restricted capital account would be senior to the claims of minority stockholders of the Company and would not decrease notwithstanding changes in depositors of the Company. This restricted capital account would be added to any liquidation account in the Company established in connection with a conversion of the Mutual Holding Company to stock form and would not be available for distribution to minority shareholders. The liquidation account and restricted capital account would be maintained in accordance with the policy, rules and regulations of the Office of Thrift Supervision, notwithstanding any sale, merger, or conversion of the Mutual Holding Company;

     4. In any conversion of the Mutual Holding Company from mutual to stock form, the Mutual Holding Company will comply with the rules and regulations of the Office of Thrift Supervision, as if the Company and the Mutual Holding Company were a savings association and a savings and loan Mutual Holding Company, respectively, except that such rules shall be administered by the FRB; and

     5. In the event that the FRB adopts regulations regarding dividend waivers by mutual holding companies, the Mutual Holding Company will comply with the applicable requirements of such regulations.

     The Two-Tier Reorganization. The activities of the Company and the Mutual Holding Company are also restricted pursuant the conditions imposed by the FRB and FDIC as part of their approval of the Two-Tier Reorganization. Such conditions include restrictions on the sale of Common Stock by the Mutual Holding Company, the conversion of the Mutual Holding Company to the stock form of ownership, and the pledging of Common Stock in support of any borrowing by the Company or the Bank.

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

Dividends

     The Company's ability to pay dividends depends, to large extent, upon the Bank's ability to pay dividends to the Company. The Banking Code of the Commonwealth of Pennsylvania states, in part, that dividends may be declared and paid by the Bank only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to capital. The Bank has not declared or paid any dividends which caused the Bank's retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due to the FDIC. At June 30, 1999, the Bank's retained earnings exceeded required capital by $67.3 million and the Bank was not in default of any assessment due the FDIC.

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

     The Bank is subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Bank's financial net income determined in accordance with generally accepted accounting principles with certain adjustments. The tax rate under the Mutual Thrift Institutions Tax is 11.5%. Interest on state and federal obligations is excluded from net income. An allocable portion of interest expense incurred to carry the obligations is disallowed as a deduction.

     The subsidiaries of the Bank are subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania and other applicable taxes in the states where they conduct business.

ITEM 2.  PROPERTIES
-------------------

     The Company conducts its business through its main office located in Warren, Pennsylvania, 88 other full-service offices throughout its market area in northwest, southwest and central Pennsylvania, four offices in southwestern New York, and two offices in eastern Ohio. The Company and its wholly owned subsidiaries also operate 35 consumer finance offices located throughout Pennsylvania and one consumer lending office in New York. At June 30, 1999, the Company's premises and equipment had an aggregate net book value of approximately $35.5 million. The Company believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Company and Holding Company.

     Listed below is the location of each of the Company's community banking offices.


                                  PENNSYLVANIA

Bellefonte, Centre Co.
     --   117 North Allegheny Street

Bradford (3), McKean Co.
     --   Bradford Mall
     --   33 Main Street
     --   85 West Washington Street

Bridgeville, Allegheny Co.
     --   431 Washington Avenue

Butler, Butler Co.
     --   151 Pittsburgh Road

Canonsburg, Washington Co.
     --   148 West Pike Road

Centre Hall, Centre Co.
     --   219 North Pennsylvania Avenue

Clarion (2), Clarion Co.
     --   601 Main Street
     --   97 West Main Street

Clearfield, Clearfield Co.
     --   1200 Old Town Road

Columbia, Lancaster Co.
     --   350 Locust Street

Corry, Erie Co.
     --   150 North Center Street

Cranberry, Venango Co.
     --   Cranberry Mall

Elizabethtown, Lancaster Co.
     --   2296 South Market Street

Erie (10), Erie Co.
     --   2256 West 8th Street
     --   K-Mart Plaza West
          2863 West 26th Street
     --   K-Mart Plaza East
          4423 Buffalo Road
     --   Millcreek Mall
     --   3805 Peach Street
     --   5624 Peach Street
     --   401 State Street
     --   121 West 26th Street
     --   K-Mart Plaza South
          1328 East Grandview Blvd.
     --   1945 Douglas Parkway

Franklin, Venango Co.
     --   1301 Liberty Street

Fredericktown, Washington Co.
     --   Front Street

Gibsonia, Allegheny Co.
     --   The Village of St. Barnabus
          5850 Meridian Road

Hanover, York Co.
     --   1 Center Square

Harborcreek, Erie Co.
     --   4270 East Lake Road

Hershey, Dauphin Co.
     --   10 West Chocolate Avenue

Johnsonburg, Elk Co.
     --   553 Market Street

*Johnstown(2), Cambria Co.
     --   225 Franklin Street*
     --   475 Theatre Drive*

Kane, McKean Co.
     --   56 Fraley Street

Kittanning (2), Armstrong Co.
     --   Franklin Village Mall
     --   165 Butler Road

Lake City, Erie Co.
     --   2102 Rice Avenue

Lancaster(3), Lancaster County
     --   24 West Orange Street
     --   922 Columbia Avenue
     --   1195 Manheim Pike

Lebanon (2), Lebanon Co.
     --   770 Cumberland Street
     --   547 South 10th Street

Lewistown, Mifflin County
     --   51 West Market Street

Lititz, Lancaster Co.
     --   744 South Broad Street

Lock Haven, Clinton Co.
     --   104 East Main Street

Loyalsock, Lycoming Co.
     --   815 Westminster Drive

Marianna, Washington Co.
     --   1784 Main Street

*Marienville, Forest Co.
     --   Walnut & West Spruce Street

McDonald, Washington Co.
     --   101 East Lincoln Avenue

Meadville (3), Crawford Co.
     --   932 Diamond Park
     --   1073 Park Avenue
     --   880 Park Avenue

Mount Joy, Lancaster Co.
     --   24 East Main Street

Myerstown, Lebanon Co.
     --   1 West Main Avenue

New Bethlehem, Clarion Co.
     --   301 Broad Street

New Holland, Lancaster Co.
     --   201 West Main Street

North East, Erie Co.
     --   35 East Main Street

Oil City (3), Venango Co.
     --   One East First Street
     --   301 Seneca Street
     --   259 Seneca Street

Palmyra, Lebanon Co.
     --   1048 East Main Street

Pleasantville, Venango Co.
     --   102 East State Street

Pottsville, Schuylkill Co.
     --   104 North Centre Street

Ridgway, Elk Co.
     --   Main & Mill Streets

Rimersburg, Carion Co.
     --   211 North Main Street

Sarver, Butler Co.
     --   737 South Pike Road

Schaefferstown, Lebanon Co.
     --   Dutch-Way Shopping Mall
          Route 501 North

*Sheffield, Warren Co.
     --   101 South Main Street

Sligo, Clairon Co.
     --   1613 Bald Eagle Street

*Smethport, McKean Co.
     --   428 Main Street

Smithfield, Huntingdon Co.
     --   Fairgrounds Road

Springboro, Crawford Co.
     --   105 Main Street

St. Marys (2), Elk Co.
     --   201 Brusselles Street
     --   St. Mary's Plaza
          824 Million Dollar Highway

State College (3), Centre Co.
     --   201 West Beaver Avenue
     --   611 University Drive
     --   1524 West College Avenue

Sykesville, Jefferson Co.
     --   Main and Park Street

*Tidioute, Warren Co.
     --   5 Buckingham Street

*Tionesta, Forest Co.
     --   221 Elm Street

Titusville, Crawford Co.
     --   Spring & Franklin Street

Union City (2), Erie Co.
     --   22 North Main Street
     --   4 Perry Street

Valencia, Butler Co.
     --   1421 Pittsburgh Road

Volant, Lawrence Co.
     --   Main Street

Wampum, Lawrence Co.
     --   342 Main Street

Warren (3), Warren Co.
     --   Warren Mall
          1666 Market Street Ext.
     --   125 Ludlow Street
     --   Liberty & Second Street

Wattsburg, Erie Co.
     --  14457 Main Street

Weedville, Elk Co.
     --  Bennetts Valley
         Rt. 555

*Westmont, Cambria Co.
     --  Lyter and Entrance Way

Wrightsville, York Co.
     --  120 North 4th Street

York (2), York Co.
     --  Queensgate Shopping Center
     --  Stonybrook Plaza
         3649 East Market Street


                                    NEW YORK

Jamestown (2) Chautauqua Co. NY
     --  23 West Third Street
     --  768 Foote Avenue

Lakewood, Chautauqua Co. NY
     --  311 East Fairmount Avenue

Olean, Cattaraugus Co. NY
     --  2513 West State Street


                                      OHIO

* Chardon, Geauga Co. OH
     --  325 Center Street

Geneva, Ashtabula Co. OH
     --  30 East Main Street

Madison, Lake Co. OH
     --  1903 Hubbard Road

*Painesville, Lake Co. OH
     --  70 Richmond Street




* Offices opened or acquired since June 30, 1999.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     The Company is involved in various legal actions arising in the normal course of its business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company's results of operations.

     The Bank and the Mutual Holding Company, along with unrelated parties, were named as defendants in a class action lawsuit filed in the Allegheny County Court of Common Pleas. The lawsuit was brought on behalf of purchasers of common stock in the Bank's initial public offering which was completed in November 1994. The Complaint alleges that the defendants breached their contractual obligations and fiduciary duties by carrying out the offering at a price that allegedly was not justified by market and financial conditions. The defendants previously obtained the dismissal of a lawsuit brought by the same counsel in federal court making similar allegations under federal law. Management intends to continue to vigorously defend against this action.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          -------------------------------------------------------------
          MATTERS
          -------

     The Company's common stock is listed on the Nasdaq National Market under the symbol "NWSB." As of June 30, 1999, the Company had 13 registered market makers, 4,372 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 47,355,073 shares outstanding. As of such date, the Mutual Holding Company held 34,228,065 shares of common stock and stockholders other than the Mutual Holding Company held 13,127,008 shares. The following table sets forth market price and dividend information for the common stock or, prior to the completion of the Two-Tier Reorganization, the Bank's common stock. Information is presented for each quarter of the previous two fiscal years.

            Fiscal Year Ended                             Cash Dividends
              June 30, 1999                High      Low     Declared
              -------------                ----      ---     --------

            First quarter               $14.500  $ 8.625     $0.40
            Second quarter               12.250    8.500      0.40
            Third quarter                11.000    8.250      0.40
            Fourth quarter               10.313    8.125      0.40


            Fiscal Year Ended                            Cash Dividends
             June 30, 1998                 High    Low      Declared
             -------------                 ----    ---      --------

            First quarter                13.125    7.813      .040
            Second quarter               16.375   13.625      .040
            Third quarter                17.188   13.000      .040
            Fourth quarter               18.000   14.875      .040


     Payment of dividends on the Common Stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax consideration and general economic conditions. No assurance can be given that dividends will be declared or, if declared or, if declared, what the amount of dividends will be, or whether such dividends., once declared, will continue.

     Although mutual holding companies frequently waive dividends declared by their majority-owned savings institution subsidiaries, the Holding Company has not waived dividends paid by the Company. The Holding Company has made certain commitments to the Federal Reserve Board ("FRB") that restrict its ability to waive dividends and that require it to obtain prior FRB approval of any waiver of dividends.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

Selected Financial and Other Data

     Set forth below are selected consolidated financial and other data of the Company. For additional information about the Company, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes included elsewhere herein.

                                                                           At June 30,
                                               ---------------------------------------------------------------
                                                   1999          1998          1997        1996        1995
                                               -----------  --------------  ----------  ----------  ----------
Selected Consolidated Financial Condition Data:                         (In Thousands)

Total assets...........................         $3,079,907     $2,562,584   $2,091,363  $1,877,925  $1,591,894
Interest-earning deposits in other
 financial institutions................             45,875         42,403       57,765      30,498      59,930
Investment securities held-to-maturity.            118,307         83,021       43,419      54,086      65,470
Investment securities
 available-for-sale....................            121,923        121,192       78,684      51,961       1,414
Mortgage-backed securities
 held-to-maturity......................            135,557        110,241      110,561     101,932     204,841
Mortgage-backed securities
 available-for-sale....................            212,700        195,523      181,036     189,514      38,343
Loans receivable net:
 Real estate...........................          1,835,870      1,449,428    1,156,160   1,066,887     906,276
 Consumer..............................            410,165        348,096      306,228     249,051     202,630
 Commercial............................             39,203        109,765       74,110      59,017      55,829
  Total loans receivable, net..........          2,285,238      1,907,289    1,536,498   1,374,955   1,164,735
Deposits...............................          2,463,711      2,022,503    1,640,815   1,450,047   1,283,935
Advances from FHLB and other borrowed
 funds.................................            348,915        289,706      223,458     211,761     103,439
Shareholders' equity...................            233,657        217,879      198,494     190,651     178,690

                                                                        Years Ended June 30,
                                               ---------------------------------------------------------------
                                                   1999          1998          1997        1996        1995
                                               -----------  --------------  ----------  ----------  ----------
Selected Consolidated Operating Data:                          (In Thousands except per share amounts)

Total interest income..................         $  205,398     $  174,892   $  153,518  $  135,130  $  118,158
Total interest expense.................            114,911         95,203       81,424      68,637      58,126
                                                ----------     ----------   ----------  ----------  ----------
 Net interest income...................             90,487         79,689       72,094      66,493      60,032
Provision for loan losses..............              3,629          4,072        2,491       1,502       1,098
                                                ----------     ----------   ----------  ----------  ----------
 Net interest income after provision
  for loan losses......................             86,858         75,617       69,603      64,991      58,934
                                                ----------     ----------   ----------  ----------  ----------

Noninterest income.....................              7,205          8,817        6,736       4,125       4,512

Noninterest expense....................             63,110         50,318       54,203      40,827      36,971
                                                ----------     ----------   ----------  ----------  ----------

Income before income tax expense.......             30,953         34,116       22,136      28,289      26,475
Income tax expense.....................             10,914         12,995        8,472      10,803      10,181
                                                ----------     ----------   ----------  ----------  ----------

Minority interest in net loss of
 subsidiary............................                  3            201           --          --          --
  Net income...........................         $   20,042     $   21,322   $   13,664  $   17,486  $   16,294
                                                ==========     ==========   ==========  ==========  ==========

Basic earnings per share...............              $0.42          $0.46        $0.30       $0.38       $0.23
Diluted earnings per share.............              $0.42          $0.45        $0.30       $0.38       $0.23

                                          At or for the Year Ended June 30,
                                    -------------------------------------------
                                     1999     1998     1997     1996     1995
                                    -------  -------  -------  -------  -------

Key Financial Ratios and Other
 Data:

Return on average assets (net
 income divided
 by average total assets)(1)......    0.71%    0.94%    0.70%    1.05%    1.09%
Return on average equity (net
 income divided by
 average equity)(1)...............    8.86    10.29     7.12     9.48    11.00
Average capital to average assets.    8.01     9.14     9.84    11.03     9.87
Capital to total assets...........    7.59     8.50     9.49    10.15    11.22
Net interest rate spread (average
 yield on interest-earning
 assets less average cost of
  interest-bearing liabilities)...    3.16     3.37     3.53     3.72     3.81
Net interest margin (net interest
 income as a percentage of average
  interest-earning assets)........    3.37     3.67     3.87     4.15     4.15
Noninterest expense to average
 assets...........................    2.23     2.22     2.78     2.44     2.46
Net interest income to
 noninterest expenses(1)..........    1.43x    1.58x    1.33x    1.63x    1.62x
Nonperforming loans to net loans
 receivable.......................    0.71     0.45     0.68     0.69     0.89
Nonperforming assets to total
 assets...........................    0.63     0.47     0.72     0.81     1.03
Allowance for loan losses to
 nonperforming loans..............  104.08   183.10   130.50   138.49   113.52
Allowance for loan losses to net
 loans receivable.................    0.73     0.83     0.89     0.95     1.02
Average interest-bearing assets
 to average
 interest-bearing liabilities.....    1.05x    1.07x    1.08x    1.10x    1.08x
Number of:
 Full-service offices.............      94       71       57       54       45
 Consumer finance offices.........      36       34       30       29       28
 Mortgage loan production offices.      --        5        7        8        8
-------------------------
(1) For the year ended June 30, 1997, return on average assets, return on average equity, and net interest income to noninterest expense would have been .96%, 9.80%, and 1.58x without the one-time charge of $8.6 million (or $5.1 million, after adjusted for taxes) to recapitalize the Savings Association Insurance Fund. See "Management's Discussion and Analysis-- Deposit Insurance Premiums."


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ----------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Forward-Looking Statements

     In addition to historical information, this document contains forward-looking statements. The forward looking statements contained in the following sections are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed. Readers should not place undue reliance on these forward-looking statements, as they reflect management's analysis as of the date of this report. The Company has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and current reports filed on Form 8-K.

Financial Condition

     General. Total assets increased by $517.3 million, or 20.2%, to $3.080 billion at June 30, 1999 from $2.563 billion at June 30, 1998. This increase was funded primarily by a $441.2 million increase in deposits, a $59.2 million increase in borrowed funds and net income of $20.0 million. Total assets increased by $471.2 million, or 22.5%, to $2.563 billion at June 30, 1998 from $2.091 billion at June 30, 1997. This increase was funded primarily by a $381.7 million increase in deposits, a $66.2 million increase in borrowed funds and net income of $21.3 million. The additional funds received in both fiscal years 1999 and 1998 were utilized to increase investments in loans receivable, mortgage-backed securities and other investment securities.

     Interest-earning deposits in other financial institutions. Interest-earning deposits in other financial institutions increased by $3.5 million, or 8.2%, to $45.9 million at June 30, 1999 from $42.4 million at June 30, 1998. The balances in these accounts fluctuate daily based on the cash flow resulting from the Company's other activities. Interest-earning deposits in other financial institutions decreased by $15.4 million, or 26.6%, to $42.4 million at June 30, 1998 from $57.8 million at June 30, 1997 primarily as a result of the Company receiving a large governmental deposit on the last day of the prior fiscal year which temporarily inflated the ending balance at June 30, 1997.

     Investment securities. Investment securities increased by $36.0 million, or 17.6%, to $240.2 million at June 30, 1999 from $204.2 million at June 30, 1998.
This increase was primarily due to the investment of funds received through both internal deposit growth and branch acquisitions. Investment securities increased by $82.1 million, or 67.2%, to $204.2 million at June 30, 1998 from $122.1 million at June 30, 1997. In addition to receiving approximately $17.1 million from the acquisition of 64.3% of Jamestown Savings Bank ("Jamestown") from Northwest Bancorp, M.H.C. on March 24, 1998, the Company continued to increase its portfolio of long-term municipal securities and high-yielding debt obligations in an effort to improve net interest income.

     Mortgage-backed securities. Mortgage-backed securities increased by $42.5 million, or 13.9%, to $348.3 million at June 30, 1999 from $305.8 million at June 30, 1998. This net increase resulted from the purchase of approximately $116.5 million of mortgage-backed securities during the fiscal year, utilizing the funds received from both internal deposit growth and branch acquisitions. Partially offsetting these purchases were principal payments of approximately $74.0 million received during the year. Mortgage-backed securities increased by $14.2 million, or 4.9%, to $305.8 million at June 30, 1998 from $291.6 million at June 30, 1997. This increase resulted from the purchase of approximately $62.4 million of mortgage-backed securities during the fiscal year which was offset by the sale of approximately $28.0 million of mortgage-backed securities and the receipt of principal payments of approximately $20.2 million.

     Loans receivable. Net loans receivable increased by $377.9 million, or 19.8%, to $2.285 billion at June 30, 1999 from $1.907 billion at June 30, 1998.
This increase resulted primarily from continued strong loan demand in the Company's existing markets as well as new loan growth as a result of the Company's expansion into other areas. In addition, the acquisition of Corry Savings Bank ("Corry") on October 21, 1998 contributed net loans of approximately $22.0 million. Net loans receivable increased by $370.8 million, or 24.1%, to $1.907 billion at June 30, 1998 from $1.536 billion at June 30, 1997. This increase resulted primarily from strong loan demand in all of the Company's market areas and was assisted in part by the receipt of $30.8 million of net loans receivable from the Jamestown acquisition.

     Deposits. Deposits increased by $441.2 million, or $21.8%, to $2.464 billion at June 30, 1999 from $2.023 billion at June 30, 1998. This increase was primarily due to the acquisition of 11 retail office facilities with deposits of $225.5 million. In addition, the acquisition of Corry accounted for approximately $25.0 million of the increase in deposits. Normal deposit growth in existing offices as well as the successful integration and growth of new offices accounted for the remaining increase of $190.7 million. Deposits increased by $381.7 million, or 23.3%, to $2.023 billion at June 30, 1998 from $1.641 billion at June 30, 1997. This increase resulted primarily from the acquisition of ten branch offices with deposits of $166.1 million. In addition, the acquisition of Jamestown added deposits of $54.3 million. Normal deposit growth in existing offices as well as the successful integration and growth of new offices accounted for the remaining increase of $161.3 million.

     Borrowings. Borrowings increased by $59.2 million, or 20.4%, to $348.9 million at June 30, 1999 from $289.7 million at June 30, 1998, as borrowings were used to fund asset growth in an effort to increase net interest income. Borrowings increased by $66.2 million, or 29.6%, to $289.7 million at June 30, 1998 from $223.5 million at June 30, 1997. The Company increased its borrowed funds and invested the proceeds in loans, investment securities and mortgage-backed securities in an effort to increase net interest income.

     Shareholders' equity. Shareholders' equity increased by $15.8 million, or 7.3%, to $233.7 million at June 30, 1999 from $217.9 million at June 30, 1998. This increase was primarily due to net income of $20.0 million which was partially offset by the declaration of common stock dividends in the amount of $7.6 million. The remaining net increase was comprised of the sale of common stock relating to the Corry acquisition and the release of earned shares of common stock by the Company's employee stock benefit plans, partially offset by a decrease in the unrealized gain on investment securities available for sale. Shareholder's equity increased by $19.4 million, or

9.8%, to $217.9 million at June 30, 1998 from $198.5 million at June 30, 1997. This increase was primarily due to net income of $21.3 million which was partially offset by the declaration of common stock dividends in the amount of $7.5 million. The remaining increase was primarily due to the Jamestown acquisition, the release of earned shares of common stock by the Company's employee stock benefit plans and an increase in the unrealized gain on investment securities available for sale.

Results of Operations

     General. The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on the Company's interest-earning assets, consisting primarily of loans, mortgage-backed securities and other investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and borrowed funds. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. The Company's earnings also are affected by its level of service charges, and gains on sale of assets, as well as its level of general administrative and other expenses, including employee compensation and benefits, occupancy and equipment costs, and deposit insurance premiums.

     Net Income. Net income totaled $20.0 million, $21.3 million, and $13.7 million for fiscal years ended June 30, 1999, 1998, and 1997, respectively. The $1.3 million, or 6.1%, decrease in net income for the fiscal year ended June 30, 1999 as compared to the fiscal year ended June 30, 1998 resulted primarily from a $12.8 million increase in noninterest expense and a $1.6 million decrease in noninterest income. Partially offsetting these decreases was a $10.8 million increase in net interest income and a $443,000 decrease in the provision for loan losses. The $7.6 million, or 55.5% increase in net income for the fiscal year ended June 30, 1998 as compared to the fiscal year ended June 30, 1997 resulted primarily from a one-time special assessment of $8.6 million ($5.1 million, after tax) in the prior year to recapitalize the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). See "--Deposit Insurance Premiums." Also contributing to the increase in net income was a $7.6 million increase in net interest income and a $2.1 million increase in noninterest income. Offsetting these increases in net income was a $1.6 million increase in the provision for loan losses and a $4.7 million increase in noninterest expense, excluding the effect of the prior year SAIF assessment.

     Interest Income. Interest income increased by $30.5 million, or 17.4%, to $205.4 million for the fiscal year ended June 30, 1999 from $174.9 million for the fiscal year ended June 30, 1998. The increase in interest income was primarily attributable to a $517.5 million, or 23.9%, increase in the balance of average interest-earning assets to $2.687 billion from $2.170 billion. Partially offsetting this increase was a decrease in the yield on average interest-earning assets to 7.64% from 8.06%. The increase in the balance of average interest-earning assets was primarily due to the investment of funds received from the acquisition of offices with deposits of approximately $250.0 million combined with the strong internal growth of the Company's existing franchise. The decrease in the overall yield on interest-earning assets resulted primarily from the substantial growth of the Company during a period of historically low interest rates. Interest income increased by $21.4 million, or 13.9%, to $174.9 million for the fiscal year ended June 30, 1998 from $153.5 million for the fiscal year ended June 30, 1997. The increase in interest income was primarily attributable to a $307.2 million, or 16.5%, increase in the balance of average interest-earning assets to $2.170 billion from $1.863 billion. Partially offsetting this increase was a decrease in the yield on average interest-earning assets to 8.06% from 8.24%. The increase in the balance of average interest-earning assets was primarily the result of growth in the Company's loan portfolio due to strong loan demand and the Company's attempt to deploy funds received from deposit growth. The decrease in the yield on average interest-earning assets is reflective of market interest rates generally being lower.

     Interest income on loans receivable increased by $30.0 million, or 20.8%, to $174.4 million for the year ended June 30, 1999 from $144.4 million for the year ended June 30, 1998. This increase primarily resulted from a $446.9 million, or 26.7%, increase in average loans receivable to $2.121 billion for the year ended June 30, 1999 compared to $1.674 billion for the year ended June 30, 1998. Partially offsetting this increase was a decrease in the yield on average loans to 8.22% from 8.63%. The increase in average loans primarily resulted from strong loan demand through the Company's market areas and the acquisition of Corry which contributed net loans of approximately $22.0 million. The decrease in the yield on average loans receivable resulted primarily from a large percentage of the Company's loan portfolio being refinanced or restructured in an effort by borrowers to reduce their interest rates. Also contributing to this decline was the substantial growth of the portfolio during a period of relatively low interest rates. Interest income on loans receivable increased by $17.4 million, or 13.7%, to $144.4 million for the year ended June 30, 1998 from $127.0 million for the year ended June 30, 1997. This increase primarily resulted from a $223.8 million, or 15.4%, increase in average loans receivable to $1.674 billion for the year ended June 30, 1998 compared to $1.450 billion for the year ended June 30, 1997. Partially offsetting this increase was a decrease in the yield on average loans receivable to 8.63% from 8.76%. The increase in average loans receivable primarily resulted from strong loan demand throughout the Company's market areas and the acquisition of Jamestown which contributed net loans of approximately $30.8 million. The decrease in the yield on average loans receivable for the fiscal year ended June 30, 1998 compared to the fiscal year ended June 30, 1997 was primarily a result of mortgage loan prepayments, the proceeds from which were used to fund additional loans at lower rates of interest.

     Interest income on mortgage-backed securities decreased by $1.9 million, or 9.7%, to $17.6 million for the year ended June 30, 1999 from $19.5 million for the year ended June 30, 1998. This decrease resulted primarily from a decrease in the average yield to 5.76% for the year ended June 30, 1999 from 6.47% for the year ended June 30, 1998. Partially offsetting this decrease in average yield was a $3.9 million, or 1.3%, increase in the average balance of mortgage-backed securities to $306.1 million for the year ended June 30, 1999 from $302.2 million for the year ended June 30, 1998. The decrease in average yield was a result of a large percentage of the portfolio having variable interest rates which repriced at lower market rates. The slight increase in the average balance of mortgage-backed securities was a result of purchases of approximately $116.5 million during the fiscal year which were offset by principal payments of approximately $74.0 million. Interest income on mortgage-backed securities increased by $406,000, or 2.1%, to $19.5 million for the year ended June 30, 1998 from $19.1 million for the year ended June 30, 1997. This increase resulted primarily from a $23.4 million, or 8.4%, increase in the average balance of mortgage-backed securities to $302.2 million for the year ended June 30, 1998 from $278.8 million for the year ended June 30, 1997. Partially offsetting this increase in average balance was a decrease in the average yield to 6.47% from 6.87%. The average balance increased primarily because of the purchase of mortgage-backed securities during the fiscal year, utilizing funds received from the aforementioned branch acquisitions. In addition, the Jamestown acquisition contributed approximately $5.4 million of mortgage-backed securities. The average yield on mortgage-backed securities declined as a result of a large percentage of the portfolio having variable interest rates which repriced at lower market rates.

     Interest income on investment securities increased by $2.0 million, or 19.4%, to $12.3 million for the year ended June 30, 1999 from $10.3 million for the year ended June 30, 1998. This increase resulted primarily from a $40.0 million, or 24.7%, increase in the average balance of investment securities to $201.9 million for the year ended June 30, 1999 from $161.9 million for the year ended June 30, 1998. Partially offsetting this increase in average balance was a decrease in the average yield to 6.11% from 6.37%. The increase in average balance was primarily due to the investment of a percentage of the Company's deposit and borrowing growth. The decrease in average yield resulted primarily from the purchase of approximately $35.0 million of tax exempt municipal securities during the fiscal year that have a lower nominal interest rate than other securities in the Company's investment portfolio. Interest income on investment securities increased by $3.4 million, or 49.3%, to $10.3 million for the year ended June 30, 1998 from $6.9 million for the year ended June 30, 1997. This increase resulted primarily from a $55.0 million, or 51.4%, increase in the average balance of investment securities to $161.9 million for the year ended June 30, 1998 from $106.9 million for the year ended June 30, 1997. Partially offsetting the increase in average balance was a decrease in the average yield to 6.37% from 6.48%. The increase in average balance was primarily due to the investment of the proceeds received from the aforementioned branch acquisitions as well as approximately $17.1 million from the addition of Jamestown's investment portfolio. The decrease in the average yield was primarily the result of lower nominal interest received on tax exempt securities, as the Company purchased approximately $30 million of such securities during the fiscal year. Partially offsetting the lower yields received from the tax exempt obligations was the higher yields received from the purchase of approximately $30 million of fixed-rate trust preferred securities.

     Interest income on interest-earning deposits increased by $348,000, or 51.6%, to $1.0 million for the year ended June 30, 1999 from $675,000 for the year ended June 30, 1998. This increase resulted primarily from a $26.6 million, or 82.9%, increase in the average balance of interest-earning deposits to $58.7 million for the year ended June 30, 1999 from $32.1 million for the year ended June 30, 1998. Partially offsetting this increase in average balance was a decrease in the average yield on interest-earning deposits to 1.74% from 2.10%. The increase in average balance was primarily due to an increase in deposits-in-transit relating to the substantial growth in the number of retail offices. The decrease in average yield reflects the decrease in market interest rates in general. Interest income on interest-earning deposits increased by $242,000, or 55.9%, to $675,000 for the year ended June 30, 1998 from $433,000 for the year ended June 30, 1997. This increase resulted primarily from an increase in the average yield to 2.10% from 1.60%. In addition, the average balance of interest-earning deposits increased by $5.0 million, or 18.5%, to $32.1 million for the year ended June 30, 1998 from $27.1 million for the year ended June 30, 1997. The increase in average yield and average balance is principally the result of the timing as to when the Company is credited for these deposits and the period in which they begin to earn interest.

     Interest expense. Interest expense increased by $19.7 million, or 20.7%, to $114.9 million for the year ended June 30, 1999 from $95.2 million for the year ended June 30, 1998. This increase resulted primarily from a $534.9 million, or 26.4%, increase in the balance of average interest-bearing liabilities to $2.563 billion for the year ended June 30, 1999 from a $2.028 billion for the year ended June 30, 1998. Partially offsetting the increase in average balance of interest-bearing liabilities was a decrease in the average cost of funds to 4.48% from 4.69%. The increase in average interest-bearing liabilities resulted primarily from the increase in deposits from the aforementioned acquisitions with deposits of approximately $250.0 million combined with the strong internal growth of new office openings throughout the Company's market areas. Also contributing to the increase in interest expense was a $122.6 million, or 63.1%, increase in average borrowed funds to $316.9 million for the year ended June 30, 1999 from $194.3 million for the year ended June 30, 1998. Levels of borrowings have fluctuated significantly over the past two years as the Company has used these borrowings to fund, in advance, the purchase of investment securities and the origination of loans in anticipation of the receipt of deposits from various branch acquisitions. The decrease in the average cost of funds resulted primarily from a decrease in market rates in general which effectively lowered the interest rates paid for deposit accounts. Interest expense increased by $13.8 million, or 17.0%, to $95.2 million for the year ended June 30, 1998 from $81.4 million for the year ended June 30, 1997. This increase resulted primarily from a $300.8 million, or 17.4%, increase in average balance of interest-bearing liabilities to $2.028 billion for the year ended June 30, 1998 from $1.727 billion for the year ended June 30, 1997. Partially offsetting the increase in average balance was a decrease in the average cost of funds to 4.69% from 4.71%. The increase in average interest-bearing liabilities resulted primarily from an increase in deposits from the aforementioned branch acquisitions with deposits of $166.1 million and the acquisition of Jamestown with deposits of $54.3 million. In addition, above average internal growth and new office openings accounted for the remaining increase in deposits. Also contributing to the increase in interest expense was a $26.5 million, or 15.8%, increase in average borrowed funds to $194.3 million at June 30, 1998 from $167.8 million at June 30, 1997. Borrowings increased in order to fund growing loan demand and to fund the purchase of marketable securities in order to enhance the Company's net interest income. The decrease in the average cost of funds was primarily the result of lower market rates on deposit accounts and borrowed funds.

     Net interest income. Net interest income increased by $10.8 million, or 13.6%, to $90.5 million for the year ended June 30, 1999 from $79.7 million for the year ended June 30, 1998. This increase resulted primarily from a $517.5 million, or 23.9%, increase in average interest-earning assets, the effect of which was partially offset by a $534.9 million, or 26.4%, increase in average interest-bearing liabilities and a decrease in the Company's net interest spread to 3.16% for the year ended June 30, 1999 from 3.37% for the year ended June 30, 1998.

     Net interest income increased by $7.6 million, or 10.5%, to $79.7 million for the year ended June 30, 1998 from $72.1 million for the year ended June 30, 1997. This increase resulted primarily from a $307.2 million, or 16.5%, increase in average interest-earning assets, the effect of which was partially offset by a $300.8 million, or 17.4%, increase in average interest-bearing liabilities and a decrease in the Company's net interest spread to 3.37% for the year ended June 30, 1998 from 3.53% for the year ended June 30, 1997.

     Provision for Loan Losses. The Company establishes general valuation allowances, which represent probable, but not yet identified losses inherent in the Company's loan portfolio. In providing such allowances, management of the Company considers, among other factors, economic trends within its market area, concentrations of credit risk and trends affecting the valuation of collateral for the Company's loans. The Company provided $3.6 million, $4.1 million and $2.5 million in loan loss provisions for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

     The allowance for loan losses is based on management's estimate of the fair value of collateral, the Company's actual loss experience, as well as standards applied by the State Department of Banking and the FDIC in their regulatory examinations of the Company. The Company provides both general valuation allowances and specific valuation allowances with respect to its loan portfolio. General valuation allowances are included, subject to limitation, in the Company's regulatory capital for purposes of computing the Company's regulatory risk-based capital. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances.

     Noninterest income. Noninterest income decreased by $1.6 million, or 18.2%, to $7.2 million for the year ended June 30, 1999 from $8.8 million for the year ended June 30, 1998. This decrease resulted primarily from a decrease of $2.6 million in the gain on sale of assets. More specifically, the Company recorded a loss of $686,000 in the current year on the sale of investment securities compared to a gain on such sales in the previous year of $1.5 million. The loss incurred in the current year related to a decrease in the market value of investment securities held in a trading portfolio. Excluding the effect of these asset sales, noninterest income increased approximately $1.0 million, or 14.5%, to $7.9 million for the year ended June 30, 1999 from $6.9 million for the year ended June 30, 1998. This increase was primarily due to additional fee income attributable to the substantial growth in the Company's deposits and loan portfolio.

     Noninterest income increased by $2.1 million, or 31.3%, to $8.8 million for the year ended June 30, 1998 from $6.7 million for the year ended June 30, 1997. This increase resulted primarily from a gain of $1.5 million, before income tax, from the sale of long-term, fixed-rate mortgage-backed securities in anticipation of these securities being prepaid in a falling interest rate environment and a nonrecurring gain of $339,000, before income tax, from the sale of other property held for investment. In addition, fee income increased approximately $1.0 million, or 42.4%, primarily as a result of the introduction of a debit card program with related transaction fee income. Partially offsetting these increases in noninterest income was a $332,000 decrease in the gain on sale of real estate owned.

     Noninterest expense. Noninterest expense increased by $12.8 million, or 25.4%, to $63.1 million for the year ended June 30, 1999 from $50.3 million for the year ended June 30, 1998. This increase resulted primarily from expected increases associated with the substantial growth of the Company's retail network during the fiscal year along with substantial investments in data processing and technology. The Company opened or acquired 23 full-service banking facilities during the current fiscal year which represented a 32.3% increase in the Company's branch office network. In addition, the Company undertook a major conversion to a new mainframe core application data processing system in November 1998. This conversion was completed to enable the Company to become more competitive into the next century and to accomplish most of the Company's Year 2000 initiatives. The Company has identified approximately $1.5 million in one-time expenses associated with this conversion, most of which was due to additional compensation and travel. As a result of this substantial growth, computer conversion and normal inflationary increases in costs, all expense categories increased in the current fiscal year when compared to the previous year. Compensation and employee benefit expense increased by $6.7 million, or 23.7%, to $35.0 million; premises and occupancy costs increased by $1.2 million, or 20.3%, to $7.1 million; and other expenses increased by $3.2 million, or 22.4%, to $17.5 million. In addition, as a result of recording intangibles of approximately $21.0 million relating to the acquisitions of Jamestown, Corry and 11 retail offices with deposits, the expense for the amortization of intangibles increased by $1.7 million, or 94.4%, to $3.5 million for the year ended June 30, 1999 from $1.8 million for the year ended June 30, 1998.

     Excluding the one-time assessment of $8.6 million in the prior year to recapitalize the SAIF, noninterest expense increased by $4.7 million, or 10.3%, to $50.3 million for the year ended June 30, 1998 from $45.6 million for the year ended June 30, 1997. This increase was primarily attributable to increases in compensation and benefits of $2.3 million, or 8.8%, primarily as a result of adding employees to support the Company's growth. Also contributing to the increase in compensation expense was an increase in employee stock ownership plan ("ESOP") expense resulting from the significant increase in the average market price of the Company's stock. Other increases related to inflation and growth were experienced in premises and occupancy costs which increased $694,000, or 13.4%, check processing expense which increased $483,000, or 31.3% and other (miscellaneous) operating expenses which increased $1.1 million, or 14.7%. Data processing expense increased $498,000, or 43.9%, which was primarily attributable to the purchase of new core application hardware and software with the conversion scheduled for November 1998. In addition, amortization of intangibles expense increased $427,000, or 30.9%, due to the aforementioned current year acquisitions. Partially offsetting these increases in noninterest expense were decreases in federal deposit insurance expense of $529,000, or 40.6%, due to a decrease in premiums as a result of the SAIF recapitalization and a decrease in advertising expense of $323,000, or 20.1%, as the prior year expense included higher advertising costs related to the Company's centennial anniversary celebration.

     Income taxes. Income tax expense decreased by $2.1 million, or 16.2%, to $10.9 million for the year ended June 30, 1999 from $13.0 million for the year ended June 30, 1998. This decrease was primarily due to a decrease in net income before tax as well as a decrease in the effective tax rate to 35% for the year ended June 30, 1999 from 38% for the year ended June 30, 1998 due to an increase in tax free assets.

     Income tax expense increased by $4.5 million, or 52.9% to $13.0 million for the year ended June 30, 1998 from $8.5 million for the year ended June 30, 1997. This increase was a direct result of the increase in income subject to tax, as the effective tax rate remained constant at approximately 38%.

     Deposit Insurance Premiums. The deposits of the Company are presently insured by the SAIF, which along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Company, the assessment amounted to $8.6 million (or $5.1 million when adjusted for taxes), based on the Company's SAIF-insured deposits, including the March 31, 1995 deposits of all SAIF insured institutions acquired by Northwest after March 31, 1995, of $1.304 billion. In addition, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation are now paid jointly by BIF-insured institutions and SAIF-insured institutions. As of June 30, 1999, the FICO assessment was 1.29 basis points per $100 of BIF deposits, and 6.44 basis points per $100 of SAIF deposits.

     Average Balance Sheet. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances.


                                                          Years Ended June 30
                                                          -------------------
                                           1999                                    1998
                                           ----                                    ----
                                                     Average                                 Average
                              Average                 Yield/        Average                   Yield/
                              Balance    Interest      Cost         Balance      Interest      Cost
                              -------    --------      ----         -------      --------      ----
                                                      (Dollars in Thousands)

Interest-earning assets:
 Loans receivable (1)(2)...  $2,120,525   174,393         8.22%      $1,673,599   144,354         8.63%
 Mortgage-backed
  securities (3)(4)........     306,143    17,649         5.76          302,220    19,547         6.47
 Investment
  securities(2)(3)(4)(5)...     201,871    12,333         6.11          161,860    10,316         6.37
 Interest-earning deposits.      58,742     1,023         1.74           32,091       675         2.10
                             ----------   -------                    ----------  --------
 Total interest-earning
  assets...................   2,687,281   205,398         7.64        2,169,770   174,892         8.06
Noninterest-earning assets.     138,484                                  96,666
                                                                     ----------
  Total assets.............  $2,825,765                              $2,266,436
                             ==========                              ==========

Interest-bearing
 liabilities:
 Passbook and statement
  savings..................  $  359,137    11,816         3.29       $  302,281    10,201         3.37
 Checking accounts.........     357,102     5,004         1.40          264,086     4,469         1.69
 Money market demand
  accounts.................     136,810     4,830         3.53           96,558     3,395         3.52
 Certificate accounts......   1,393,199    76,457         5.49        1,171,009    66,981         5.72
 FHLB advances and other
 borrowed money(6).........     316,930    16,804         5.30          194,282    10,157         5.23
                             ----------   -------                    ----------  --------
 Total interest-bearing
  liabilities..............   2,563,178   114,911         4.48        2,028,316    95,203         4.69
Noninterest-bearing
 liabilities...............      35,999                                  30,314
                             ----------                              ----------
 Total liabilities.........   2,599,177                               2,058,630
Minority interest in
 subsidiary................         294                                     623
Shareholders' equity.......     226,294                                 207,183
                             ----------                              ----------
 Total liabilities and
  equity...................  $2,825,765                              $2,266,436
                             ==========                              ==========
Net interest income........            $   90,487                              $   79,689
                                       ==========                              ==========
Net interest rate spread(7)                               3.16%                                   3.37%
                                                    ==========                              ==========
Net interest-earning assets  $  124,103                                $141,454
                             ==========                                ========
Net interest margin(8).....                               3.37%                                   3.67%
                                                       =======                                ========
Ratio of average
 interest-earning
 assets to average
  interest-bearing
 liabilities...............       1.05x                                   1.07x
                             ==========                              ==========

                                    Years Ended June 30
                                    -------------------
                                          1997
                                          ----
                                                    Average
                               Average               Yield/
                               Balance    Interest    Cost
                               -------    --------    ----
                                  (Dollars in Thousands)

Interest-earning assets:
 Loans receivable (1)(2)...  $1,449,807    127,019     8.76%
 Mortgage-backed
  securities (3)(4)........     278,801     19,141     6.87
 Investment
  securities(2)(3)(4)(5)...     106,945      6,925     6.48
 Interest-earning deposits.      27,064        433     1.60
                                 ------       ----
 Total interest-earning
  assets...................   1,862,617    153,518     8.24
Noninterest-earning assets.      87,740
                                 ------
  Total assets.............  $1,950,357
                             ==========

Interest-bearing
 liabilities:
 Passbook and statement
  savings..................  $  276,659      9,490     3.43
 Checking accounts.........     207,140      3,992     1.93
 Money market demand
  accounts.................      81,902      2,735     3.34
 Certificate accounts......     994,028     56,410     5.67
 FHLB advances and other
 borrowed money(6).........     167,761      8,797     5.24
                                -------      -----
 Total interest-bearing
  liabilities..............   1,727,490     81,424     4.71
Noninterest-bearing
 liabilities...............      31,046
                                 ------
 Total liabilities.........
Minority interest in
 subsidiary................          --
Shareholders' equity.......     191.821
                                -------
 Total liabilities and
  equity...................   1,950,357
                              =========
Net interest income........                $72,094
                                           =======
Net interest rate spread(7)                            3.53%
                                                       ====
Net interest-earning assets   $ 135,127
                              =========
Net interest margin(8).....                            3.87%
                                                       ====
Ratio of average
 interest-earning
 assets to average
  interest-bearing
 liabilities...............       1.08x
                                  =====
-------------------------
(1) Average loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.
(2) Interest income on tax-free loans and investment securities is not presented on a taxable equivalent basis.
(3) Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.
(4) Interest income on marketable securities does not include market value adjustments for securities available-for-sale.
(5)  Average balances include FNMA and FHLMC stock.
(6) Average balances include FHLB advances, securities sold under agreements to repurchase and other borrowings.
(7) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(8) Net interest margin represents net interest income as a percentage of average interest-earning assets.

     Rate/Volume Analysis. Net interest income can also be analyzed in terms of the impact of changes in interest rates on interest-earning assets and interest-bearing liabilities and changes in the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (change in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), (iii) changes in rate-volume (changes in rate multiplied by changes in volume), and (iv) the net change.

                                                                  Years Ended June 30,
                                                                  --------------------
                                                 1999 vs. 1998                          1998 vs. 1997
                                                 -------------                          -------------
                                             Increase/(Decrease)                    Increase/(Decrease)
                                                   Due to                                   Due to
                                                   ------                Total              ------              Total
                                                              Rate/    Increase                       Rate/    Increase
                                          Rate     Volume    Volume   (Decrease)    Rate    Volume    Volume  (Decrease)
                                        --------  --------  --------  ----------  --------  -------  -------  ----------
                                                                               (In Thousands)
Interest-earning assets:
 Loans receivable...................... $(6,716)   $38,549  $(1,794)     30,039   $(1,986)  $19,607   $(304)    $17,335
 Mortgage-backed securities............  (2,124)       254      (28)     (1,898)   (1,109)    1,608     (93)        406
 Investment securities.................    (427)     2,550     (106)      2,017      (109)    3,556     (56)      3,391
 Interest-earning deposits.............    (117)       560      (95)        348       136        80      26         242
                                           -----       ---      ----        ---       ---        --      --         ---
   Total interest-earning assets.......  (9,384)    41,913   (2,023)     30,506    (3,050)   24,851    (427)     21,374

Interest-bearing liabilities:
 Passbook and statement savings........    (252)     1,915      (48)      1,615      (157)      882     (14)        711
 Checking accounts.....................    (768)     1,574     (271)        535      (487)    1,097    (133)        477
 Money market demand accounts..........      14      1,415        6       1,435       145       489      26         660
 Certificate accounts..................  (2,718)    12,709     (515)      9,476       448    10,043      80      10,571
 FHLB advances and other
  borrowed money.......................     144      6,412       91       6,647       (27)    1,391      (4)      1,360
                                            ---      -----       --       -----       ---     -----      --       -----
   Total interest-bearing liabilities..  (3,580)    24,025     (737)     19,708       (78)   13,902     (45)     13,779

   Net change in net interest income... $(5,804)   $17,888  $(1,286)    $10,798   $(2,972)  $10,949   $(382)    $ 7,595
                                        =======    =======  =======     =======   =======   =======   =====     =======


     Asset and Liability Management-Interest Rate Sensitivity Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. Similarly, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income.

     The Company's policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of its interest-earning assets. The Company (i) emphasizes the origination of short-term, fixed-rate consumer loans, and at June 30, 1999, such loans constituted $312.1 million, or 13.6%, of the Company's total loan portfolio; (ii) emphasizes the origination of one- to four-family residential mortgage loans with terms of 15 years or less, and purchases shorter term or adjustable-rate investment securities and mortgage-backed securities; and (iii) originates adjustable-rate mortgage loans, adjustable-rate consumer loans, and adjustable-rate commercial loans, which at June 30, 1999, totalled $231.9 million or 10.1% of the Company's total loan portfolio. Of the Company's $2.937 billion of interest-earning assets at June 30, 1999, $526.6 million, or 17.9%, consisted of assets with adjustable-rates of interest. However, because of the general reduction in the level of market interest rates the origination of adjustable-rate loans was limited during the fiscal year ended June 30, 1999. The Company also attempts to reduce interest rate risk by lengthening the maturities of its interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer term certificates of deposit.

     At June 30, 1999, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $253.8 million, representing a cumulative negative one-year gap ratio of 8.24%. The Company has a Risk Management Committee comprised of certain members of the Board of Directors which is responsible for reviewing the Company's asset and liability management policies. The Committee meets quarterly and, as part of their risk management assessment, reviews interest rate risks and trends, the Company's interest sensitivity position and the liquidity and market value of the Company's investment portfolio.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1999, which are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of the term of repricing or the contractual term of the asset or liability. Management believes that these assumptions approximate the standards used in the savings industry and considers them appropriate and reasonable. For information regarding the contractual maturities of the Company's loans, investments and deposits, see "Business of the Company--Lending Activities," "--Investment Activities" and "--Sources of Funds."


                                                                    Amounts Maturing or Repricing
                                                                    -----------------------------

                                               Within       1-3         3-5       5-10       10-20     Over 20
                                               1 Year      Years       Years      Years      Years      Years      Total
                                               ------      -----       -----      -----      -----      -----      -----
                                                                    (Dollars in Thousands)
Rate-sensitive assets:
 Interest-earning deposits................  $   45,875   $      --   $     --   $     --   $     --   $      --   $   45,875
 Mortgage-backed securities:
  Fixed...................................       7,395      12,494      9,696     15,934      8,043          --       53,562
  Variable................................     294,695          --         --         --         --          --      294,695
 Investment securities....................      19,559      35,694     24,947     14,664    145,366          --      240,230
 Real estate loans:
  Adjustable-rate.........................      34,931       4,562         --         --         --          --       39,493
  Fixed-rate..............................     373,163     476,496    293,082    367,575     72,569     112,061    1,694,946
 Home equity lines of credit..............      39,067          --         --         --         --          --       39,067
 Education loans..........................      64,341          --         --         --         --          --       64,341
 Other consumer loans.....................     178,244     111,570     22,261         --         --          --      312,075
 Commercial loans.........................      96,083      51,232     20,779     24,411         --          --      192,505
                                            ----------   ---------   --------   --------   --------   ---------   ----------
   Total rate-sensitive assets............  $1,153,353   $ 692,048   $370,765   $422,584   $225,978   $ 112,061   $2,976,789
                                            ==========   =========   ========   ========   ========   =========   ==========

Rate-sensitive liabilities:
 Fixed maturity deposits..................  $  992,723   $ 417,367   $ 60,364   $ 30,596   $     --   $      --   $1,501,050
 Money market deposit accounts............      32,896      65,792     65,796         --         --          --      164,484
 Savings accounts.........................     155,000      56,000     56,000    142,029         --          --      409,029
 Checking accounts........................      30,000          --         --         --         --     359,148      389,148
 FHLB advances............................     165,000      16,000     34,350    100,000      2,037          --      317,387
 Other borrowings.........................      31,528          --         --         --         --          --       31,528
                                            ----------   ---------   --------   --------   --------   ---------   ----------
   Total rate-sensitive liabilities.......  $1,407,147   $ 555,159   $216,510   $272,625   $  2,037   $ 359,148   $2,812,626
                                            ==========   =========   ========   ========   ========   =========   ==========

Interest sensitivity gap per period.......  $ (253,794)  $ 136,889   $154,255   $149,959   $223,941   $(247,087)  $  164,163
                                            ==========   =========   ========   ========   ========   =========   ==========

Cumulative interest sensitivity gap.......  $ (253,794)  $(116,905)  $ 37,350   $187,309   $411,250   $ 164,163   $  164,163
                                            ==========   =========   ========   ========   ========   =========   ==========

Cumulative interest sensitivity gap as a
 percentage of total assets...............      (8.24)%     (3.80)%      1.21%      6.08%     13.35%       5.33%        5.33%
Cumulative interest-earning assets as a
 percent of cumulative  interest-bearing
 liabilities..............................       81.96%      94.04%    101.71%    107.64%    116.76%     105.84%      105.84%

     In preparing the table above, it has been assumed, in assessing the interest rate sensitivity of the Company that: (i) adjustable-rate mortgage loans will prepay at an annual rate of 20.0%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 10.0%; (iii) commercial loans will prepay at an annual rate of 15.0%; (iv) consumer loans will prepay at an annual rate of 20.0%; (v) fixed maturity deposits will not be withdrawn prior to maturity; (vi) money market accounts will gradually reprice over the next five years; and (vii) passbook and checking accounts will reprice either when the rates on such accounts reprice as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates. For purposes of this analysis, management has estimated, based on historical trends, that only $30 million of the Company's checking accounts and $155 million of the Company's passbook accounts are interest sensitive and will reprice in one year or less, and that the remainder will reprice over longer time periods.

     The above assumptions utilized by management are annual percentages based on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by the Company. Moreover, certain shortcomings are inherent in the analysis presented by the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as some adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

     In an effort to assess the market risk, the Company utilizes a simulation model to determine the effect of immediate incremental increases or decreases in interest rates on net interest income and the market value of the Company's equity. Certain assumptions are made regarding loan prepayments and decay rates of passbook and NOW accounts. Because it is difficult to accurately project the market reaction of depositors and borrowers, the effects of actual changes in interest on these assumptions may differ from simulated results.

     The Company has established the following guidelines for assuming interest rate risk:

     . Net interest margin simulation. Given a parallel shift of 2% in interest rates, the estimated net interest margin may not change by more than 30% within a one-year period.

     . Market value of equity simulation. The market value of the Company's equity is the net present value of the Company's assets and liabilities. Given a parallel shift of 2% in interest rates, equity may not decrease by more than 50% of total shareholder' equity.

     The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net interest income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at June 30, 1999 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from the June 30, 1999 levels.

                                              Movements in interest rates from
                                                    June 30, 1999 rates
                                                    -------------------
                                                Increase           Decrease
                                                --------           --------
Simulated impact over the next 12 months
 compared with June 30, 1999:..............  1%        2%         1%      2%
                                             --        --         --      --
Percentage increase/(decrease) in net
 income....................................  (2.99%)   (9.71%)    7.47%   11.95%

Increase/(decrease) in return on average
 equity....................................  (0.28%)   (0.92%)    0.70%   1.13%
Increase/(decrease) in earnings per share..  ($0.01)   ($0.05)    $0.04   $ 0.06
Percentage increase/(decrease) in market
 value of equity...........................  (18.85%)  (42.98%)   20.01%  29.68%

     Regulatory Capital Requirements. The Company is subject to minimum capital standards which are similar to those applicable to the Bank. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks. The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit card relationships.

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital which is defined as Tier I capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

     The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 1999, the Company exceeded each of its capital requirements.

     A bank which has less than the minimum leverage capital requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could be subject to a cease-and-desist order from the FDIC. The FDIC's regulation also provides that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier I leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

     The following table summarizes the Company's total stockholders' equity, regulatory capital, total risk-based assets including off-balance sheet items, leverage and risk-based regulatory ratios at June 30, 1999.

                                                 June 30, 1999   June 30, 1998
                                                 -------------   -------------

Total shareholders' equity or
 GAAP capital ............................      $   233,657        $   217,879
Add: Minority interest in
 subsidiary ..............................               --              1,913
Less: unrealized gain on
 securities available for sale ...........           (1,978)            (3,371)
Less: nonqualifying intangible
 assets ..................................          (41,643)           (21,707)
Leverage capital .........................          190,036            194,717
Plus: Tier 2 capital (1) .................           18,011             15,769
Total risk-based capital .................      $   208,047        $   210,483
                                                ===========        ===========

Quarterly average total assets
 for leverage ratio ......................      $ 3,015,829        $ 2,488,554
                                                ===========        ===========
Net risk-weighted assets
 including off-balance sheet
 items ...................................      $ 1,642,302        $ 1,355,866
                                                ===========        ===========

Leverage capital ratio ...................             6.30%              7.82%
Minimum requirement (2) ..................    3.00% to 5.00%     3.00% to 5.00%

Risk-based capital ratio .................            12.67%             15.52%
Minimum requirement ......................             8.00%              8.00%
----------------------
(1) Tier 2 capital consists of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC, and 45% of pre-tax net unrealized gains on securities available-for-sale.
(2) The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3.00%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points.

     The Company is also subject to Pennsylvania Department of Banking ("Department") capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

     Liquidity and Capital Resources. The Company is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy of the Company, to be eligible for liquidity. The Company's liquidity is quantified through the use of a standard liquidity ratio of liquid assets to short-term borrowings plus deposits. Using this formula, the Company's liquidity ratio was 23.8% as of June 30, 1999. The Company adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset and liability management objectives.

     The Company's primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits with the FHLB of Pittsburgh amounted to $45.9 million at June 30, 1999. Other assets qualifying for liquidity outstanding at June 30, 1999, amounted to $623.0 million. For additional information about cash flows from the Company's operating, financing, and investing activities, see Statements of Cash Flows included in the Consolidated Financial Statements.

     A major portion of the Company's liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.

     Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 1999, the Company had $317.4 million in advances from the FHLB. The Company borrows from the FHLB to reduce interest rate risk and to provide liquidity when necessary.

     At June 30, 1999, the Company's customers had $71.5 million of unused lines of credit available. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at June 30, 1999, totaled $992.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company.

     The major sources of the Company's cash flows are the areas of loans, marketable securities, deposits and borrowed funds.

     Deposits are the Company's primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of management's control, such as the general level of short-term and long-term interest rates in the economy, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as the Company, are also subject to deposit outflows. The Company's net deposits excluding interest credits and acquisitions, increased by $117.1 million, $97.0 million and $103.5 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

     Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of interest rates in the economy. Funds received from principal payments on loans for the fiscal years ended in June 30, 1999, 1998 and 1997 were $512.1 million, $425.3 million and $371.3 million, respectively. Loan originations for the years ended June 30, 1999, 1998 and 1997 were $881.9 million, $802.1 million and $563.2 million, respectively. The Company also sells a portion of the loans it originates and the cash flows from such sales for the fiscal years ended June 30, 1999, 1998 and 1997 were $7.4 million, $30.1 million and $47.9 million, respectively.

     The Company also experiences significant cash flows from its portfolio of marketable securities as principal payments are received on mortgage-backed securities and investment securities, which generally are of short duration, mature. During recent years, the Company has utilized cash to increase its portfolio of investment securities. Cash flow from the repayment of principal and the maturity of marketable securities for the fiscal years ended June 30, 1999, 1998 and 1997 were $122.5 million, $59.6 million and $27.0 million, respectively. During the fiscal years ended June 30, 1999, 1998 and 1997, the bank utilized cash to purchase marketable securities in the amount of $195.1 million, $167.4 million and $30.0 million, respectively.

     The Company utilizes borrowings as a source of liquidity, when necessary, and as a source of funds for long term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings were net increases of $59.2 million, $66.2 million and $6.6 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

     Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $7.6 million, $7.5 million and $7.5 million for the fiscal years ended June 30 1999, 1998 and 1997 respectively.

     Impact of Inflation and Changing Prices. The Consolidated Financial Statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

     Capability of the Company's Data Processing to Accommodate the Year 2000.

     The Company has devoted substantial resources to address the possible impact of issues relating to the year 2000 ("Y2K") on the Company and its operations. In 1997, after several years of assessing the potential problems, the Company adopted a formal plan addressing the Y2K issue.

     The Company's most critical operating system is its core application processing and the Company addressed this mission critical area by converting to a new core application processing system in November of 1998. The Company recently completed its testing of this core application system and has deemed it to be fully compliant for year 2000 processing. The approximate cost of this conversion was $3,000,000. Approximately $1,500,00 of these costs were expenses recorded in the quarter ended December 31, 1998. The remaining costs have been capitalized and will be expensed over various periods in accordance with the Company's depreciation policy.

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

     Impact of New Accounting Standards. In June 1997, the FASB released SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements for fiscal years beginning after December 15, 1997. As such, the Company adopted this statement in the current fiscal year by adding the required disclosure in the Consolidated Statement of Financial Condition, the Consolidated Statement of Changes in Shareholders' Equity and the footnotes to the audited financial statements. The adoption of SFAS 130 had no effect on the reported earnings or operations of the Company.

     During 1998, the Company adopted SFAS 131 "Disclosure about Segments of an Enterprise and Related Information," which requires disclosures about reportable segments of an enterprise. The determination of these segments is based upon the manner in which the decision makers of an enterprise evaluates its financial information. The operating results of the Company as a single entity are used by management in making operating decisions. Therefore, the consolidated financial statements, as presented herein, represent the results of a single financial services segment.

     In February 1998, the FASB released SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). SFAS 132 standardizes disclosure requirements for pensions and postretirement benefits where applicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This statement, however, does not change the measurement or recognition requirements of pension or postretirement benefit plans. The Company adopted this statement in the current fiscal year with no effect on the reported earnings or operations.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) released Statement of Position No. 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use, that otherwise may have been expensed. This statement is effective for fiscal years beginning after December 15, 1998 and restatement of prior year financial information is not permitted. Adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

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

     In June 1999, the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133 - an amendment of FSAB Statement 133", which delays the adoption of FASB Statement 133 until June 30, 2000.

     In October 1998, the FASB released SFAS 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Entity - an amendment of FASB Statement No. 65" ("SFAS 134"). SFAS 134 amends Statement 65 to require that after the securitization of mortgage loans, a mortgage banking entity classify the resulting mortgage-backed securities or other retained interests as either hold-to-maturity, available-for-sale or trading based on its ability and intent to hold those securities. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998 and had no impact on the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section set forth above.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

[LETTERHEAD OF KPMG LLP]

                         Independent Auditors' Report

The Board of Directors
Northwest Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorp, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancorp, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                   /s/  KPMG LLP

Pittsburgh, Pennsylvania
August 20, 1999

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Financial Condition

                            June 30, 1999 and 1998

                 (Amounts in thousands, excluding share data)

                       Assets                                                         1999                1998
                                                                                 --------------       ------------
Cash and cash equivalents                                                        $     38,378              16,992
Interest-earning deposits in other financial institutions                              45,875              42,403
Marketable securities available-for-sale (notes 4 and 11)                             334,623             316,715
Marketable securities held-to-maturity (market value of
    $250,351 and $192,817) (notes 4 and 11)                                           253,864             193,262
Loans receivable, net of allowance for estimated
    losses of $16,773 and $15,769 (notes 5, 7 and 11)                               2,285,238           1,907,289
Accrued interest receivable (note 6)                                                   14,548              13,254
Real estate owned, net                                                                  3,383               3,506
Federal Home Loan Bank stock, at cost (notes 8 and 11)                                 18,157              13,444
Premises and equipment, net (note 9)                                                   35,463              26,239
Goodwill and other intangibles                                                         39,328              22,065
Other assets                                                                           11,050               7,415
                                                                                 --------------       -------------
                   Total assets                                                  $  3,079,907           2,562,584
                                                                                 ==============       =============
                  Liabilities and Shareholders' Equity

Liabilities:
    Deposits (note 10)                                                              2,463,711           2,022,503
    Borrowed funds (note 11)                                                          348,915             289,706
    Advances by borrowers for taxes and insurance                                      18,954              15,348
    Accrued interest payable                                                            3,698               2,932
    Other liabilities                                                                  10,972              12,303
                                                                                 --------------       -------------
                   Total liabilities                                                2,846,250           2,342,792

Minority interest in subsidiary                                                            --               1,913
Shareholders' equity (notes 13, 15, 17 and 21):
    Common stock, $.10 par value, authorized 100,000,000
       shares; 47,355,073 and 46,840,970 issued and
       outstanding at June 30, 1999 and 1998, respectively                              4,736               4,684
    Paid-in capital                                                                    70,374              67,248
    Retained earnings, substantially restricted                                       157,745             145,259
    Accumulated other comprehensive income, net                                         1,978               3,371
    Unearned employee stock ownership plan shares                                        (561)             (1,412)
    Unearned recognition and retention plan shares                                       (615)             (1,271)
                                                                                 --------------       -------------
                   Total shareholders' equity                                         233,657             217,879
                                                                                 --------------       -------------
                   Total liabilities and shareholders' equity                    $  3,079,907           2,562,584
                                                                                 ==============       =============

See accompanying notes to consolidated financial statements.

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

               For the Years Ended June 30, 1999, 1998 and 1997

                            (Amounts in thousands)

                                                                     1999               1998                1997
                                                               -----------------  ------------------  -----------------
Interest income:
    Loans receivable                                           $     174,393             144,354            127,019
    Mortgage-backed securities                                        17,649              19,547             19,141
    Investment securities                                             12,333              10,316              6,925
    Interest-bearing deposits                                          1,023                 675                433
                                                               -----------------  ------------------  -----------------
                   Total interest income                             205,398             174,892            153,518
Interest expense:
    Deposits (note 10)                                                98,107              85,046             72,627
    Borrowed funds                                                    16,804              10,157              8,797
                                                               -----------------  ------------------  -----------------
                   Total interest expense                            114,911              95,203             81,424
                                                               -----------------  ------------------  -----------------
                   Net interest income                                90,487              79,689             72,094
Provision for loan losses (note 7)                                     3,629               4,072              2,491
                                                               -----------------  ------------------  -----------------
                   Net interest income after provision
                     for loan losses                                  86,858              75,617             69,603
Noninterest income:
    Loan fees and service charges                                      4,500               3,347              2,351
    Gain (loss) on sales of marketable securities, net                  (686)              1,500                901
    Loss on sale of loans                                               (481)               (369)              (420)
    Gain on sale of real estate owned                                    150                 164                496
    Gain on sale of real estate owned for investment                      --                 339                 --
    Other operating income                                             3,722               3,836              3,408
                                                               -----------------  ------------------  -----------------
                   Total noninterest income                            7,205               8,817              6,736

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

               For the Years Ended June 30, 1999, 1998 and 1997

                            (Amounts in thousands)

                                                                  1999               1998                1997
                                                            -----------------  ------------------  -----------------
Noninterest expense:
    Compensation and employee benefits (note 15)            $      35,005              28,326             25,990
    Premises and occupancy costs                                    7,116               5,857              5,163
    SAIF recapitalization assessment (note 18)                         --                  --              8,565
    Federal insurance premiums                                      1,132                 773              1,302
    Data processing                                                 2,149               1,633              1,135
    Check processing                                                2,364               2,026              1,543
    Advertising                                                     1,809               1,283              1,606
    Amortization of intangibles                                     3,458               1,808              1,381
    Other expenses                                                 10,077               8,612              7,518
                                                            -----------------  ------------------  -----------------
                   Total noninterest expense                       63,110              50,318             54,203
                                                            -----------------  ------------------  -----------------
                   Income before income taxes                      30,953              34,116             22,136
Provision for income taxes (note 12):
    Federal                                                         8,910              11,232              7,076
    State                                                           2,004               1,763              1,396
                                                            -----------------  ------------------  -----------------
                   Total provision for income taxes                10,914              12,995              8,472
Minority interest in net loss of subsidiary                             3                 201                 --
                                                            -----------------  ------------------  -----------------
                   Net income                               $      20,042              21,322             13,664
                                                            =================  ==================  =================
Basic earnings per share (note 14)                          $         .42                 .46                .30
                                                            =================  ==================  =================
Diluted earnings per share (note 14)                        $         .42                 .45                .30
                                                            =================  ==================  =================

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

          Consolidated Statements of Changes in Shareholders' Equity

               For the Years Ended June 30, 1999, 1998 and 1997

                            (Amounts in thousands)


                                                                                                                Accumulated
                                                                                                                   other
                                                                     Common        Paid-in      Retained       comprehensive
                                                                      stock        capital      earnings        income, net
                                                                   -----------   -----------  -------------  -----------------
Balance at June 30, 1996                                           $    2,338        67,671       125,239             1,325
Comprehensive income:
    Net income                                                             --            --        13,664                --
    Change in unrealized gain on securities,
       net of tax                                                          --            --            --              (299)
                                                                   -----------   -----------  -------------  -----------------
                   Total comprehensive income                              --            --        13,664              (299)

ESOP shares released                                                       --           183            --                --
RRP shares released                                                        --            --            --                --
Dividends declared                                                         --            --        (7,480)               --
                                                                   -----------   -----------  -------------  -----------------
Balance at June 30, 1997                                                2,338        67,854       131,423             1,026
Comprehensive income:
    Net income                                                             --            --        21,322                --
    Change in unrealized gain on securities,
       net of tax                                                          --            --            --             2,345
                                                                   -----------   -----------  -------------  -----------------
                   Total comprehensive income                              --            --        21,322             2,345

Adjustment resulting from two-for-one stock
    split in dividend form                                              2,338        (2,338)           --                --
Exercise of stock options                                                   8           401            --                --
Tax benefit for excess of fair value above
    cost of stock option and retention plans                               --           449            --                --
ESOP shares released                                                       --           882            --                --
RRP shares released                                                        --            --            --                --
Dividends declared                                                         --            --        (7,486)              --
                                                                   -----------   -----------  -------------  -----------------
Balance at June 30, 1998                                                4,684        67,248       145,259             3,371

Comprehensive income:
    Net income                                                     $       --            --        20,042               --
    Change in unrealized gain on securities,
       net of tax and reclassification adjustment                          --            --            --            (1,393)
                                                                   -----------   -----------  -------------  -----------------
                   Total comprehensive income                              --            --        20,042            (1,393)

Stock issuance for acquisition*                                            48         1,145            --                --
Exercise of stock options                                                   4           216            --                --
Tax benefit for excess of fair value above
    cost of stock option and retention plans                               --           214            --                --
ESOP shares released                                                       --         1,551            --                --
RRP shares released                                                        --            --            --                --
Dividends declared                                                         --            --        (7,556)               --
                                                                   -----------   -----------  -------------  -----------------
Balance at June 30, 1999                                           $    4,736        70,374       157,745             1,978
                                                                   ===========   ===========  =============  =================

                                                                    Unearned            Unearned
                                                                    employee          recognition
                                                                     stock                and                  Total
                                                                   ownership           retention           shareholders'
                                                                  plan shares         plan shares             equity
                                                                --------------      ---------------       ---------------
Balance at June 30, 1996                                               (3,328)             (2,594)              190,651
Comprehensive income:
    Net income                                                             --                  --                13,664
    Change in unrealized gain on securities,
       net of tax                                                          --                  --                  (299)
                                                                --------------      ---------------       ---------------
                   Total comprehensive income                              --                  --                13,365

ESOP shares released                                                      970                  --                 1,153
RRP shares released                                                        --                 805                   805
Dividends declared                                                         --                  --                (7,480)
                                                                --------------      ---------------       ---------------
Balance at June 30, 1997                                               (2,358)             (1,789)              198,494

Comprehensive income:
    Net income                                                             --                  --                21,322
    Change in unrealized gain on securities,
       net of tax                                                          --                  --                 2,345
                                                                --------------      ---------------       ---------------
                   Total comprehensive income                              --                  --                23,667

Adjustment resulting from two-for-one stock
    split in dividend form                                                 --                  --                    --
Exercise of stock options                                                  --                  --                   409
Tax benefit for excess of fair value above
    cost of stock option and retention plans                               --                  --                   449
ESOP shares released                                                      946                  --                 1,828
RRP shares released                                                        --                 518                   518
Dividends declared                                                         --                  --                (7,486)
                                                                --------------      ---------------       ---------------
Balance at June 30, 1998                                               (1,412)             (1,271)              217,879

Comprehensive income:
    Net income                                                             --                  --                20,042
    Change in unrealized gain on securities,
       net of tax and reclassification adjustment                          --                  --                (1,393)
                                                                --------------      ---------------       ---------------
                   Total comprehensive income                              --                  --                18,649

Stock issuance for acquisition*                                            --                  --                 1,193
Exercise of stock options                                                  --                  --                   220
Tax benefit for excess of fair value above
    cost of stock option and retention plans                               --                  --                   214
ESOP shares released                                                      851                  --                 2,402
RRP shares released                                                        --                 656                   656
Dividends declared                                                         --                  --                (7,556)
                                                                --------------      ---------------       ---------------
Balance at June 30, 1999                                                 (561)               (615)              233,657
                                                                ==============      ===============       ===============

* Represents shares issued for the acquisition of Corry Savings Bank (see note 3, Business Combinations).

See accompanying notes to financial statements.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

               For the Years Ended June 30, 1999, 1998 and 1997

                            (Amounts in thousands)


                                                                            1999              1998              1997
                                                                       ----------------  ----------------  ----------------
Operating activities:
    Net income                                                         $     20,042            21,322           13,664
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Provision for possible loan losses                                  3,629             4,072             2,491
          Net loss (gain) on sales of assets                                  1,017            (1,634)             (977)
          Purchase of marketable securities, trading                        (31,863)          (36,061)               --
          Proceeds from sale of marketable securities,
            trading                                                          22,160            36,151                --
          Depreciation and amortization                                       5,961             4,122             3,260
          Accretion of deferred loan fees                                      (805)             (725)             (715)
          Increase in other assets                                           (3,857)           (1,373)             (897)
          Increase (decrease) in other liabilities                              943            (3,022)            1,625
          Accretion of discounts on marketable securities                      (255)             (316)             (431)
          Noncash compensation expense related to
            stock benefit plans                                               2,244             3,200             2,212
          Other                                                                 241                --                --
                                                                       ----------------  ----------------  ----------------
                   Net cash provided by operating
                     activities                                              19,457            25,736            20,232
                                                                       ----------------  ----------------  ----------------
Investing activities:
    Purchase of marketable securities held-to-maturity                     (106,562)          (66,692)               --
    Purchase of marketable securities available-for-sale                    (88,563)         (100,707)          (29,992)
    Proceeds from maturities and principal reductions
       of marketable securities held-to-maturity                             48,051            27,611            18,315
    Proceeds from maturities and principal reductions
       of marketable securities available-for-sale                           74,491            32,012             8,692
    Proceeds from sales of marketable securities available-
       for-sale                                                               4,470            39,437            15,496
    Loan originations                                                      (881,861)         (802,145)         (563,188)
    Proceeds from loan maturities and principal
       reductions                                                           512,069           425,325           371,295
    Proceeds from loan sales                                                  7,365            30,094            47,985
    Purchase of Federal Home Loan Bank stock                                 (4,511)           (1,300)             (973)
    Proceeds from sale of real estate owned                                   3,312             3,196             1,978
    Net (purchase) sale of real estate owned for investment                     245               162              (391)
    Purchase of premises and equipment                                       (7,821)           (4,276)           (4,153)
    Acquisitions, net of cash received                                      198,627           151,935           (13,959)
                                                                       ----------------  ----------------  ----------------
                   Net cash used by investing activities                   (240,688)         (265,348)         (148,895)
                                                                       ----------------  ----------------  ----------------

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

               For the Years Ended June 30, 1999, 1998 and 1997

                            (Amounts in thousands)

                                                                            1999              1998              1997
                                                                       ----------------  ----------------  ----------------
Financing activities:
    Increase in deposits, net                                          $    191,221           166,024           156,174
    Proceeds from long-term borrowings                                      101,281           136,622            63,136
    Repayments of long-term borrowings                                      (87,413)          (70,544)          (75,260)
    Net increase in short-term borrowings                                    43,720               168            18,821
    Increase in advances by borrowers for
       taxes and insurance                                                    3,423             2,302               480
    Cash dividends paid                                                      (7,556)           (7,486)           (7,480)
    Stock issuance for acquisition                                            1,193                --                --
    Proceeds from options exercised                                             220               409                --
                                                                       ----------------  ----------------  ----------------
                   Net cash provided by financing activities                246,089           227,495           155,871
                                                                       ----------------  ----------------  ----------------
                   Net increase (decrease) in cash and
                     cash equivalents                                  $     24,858           (12,117)           27,208
                                                                       ================  ================  ================
Cash and cash equivalents at beginning of period                             59,395            71,512            44,304
Net increase (decrease) in cash and cash equivalents                         24,858           (12,117)           27,208
                                                                       ----------------  ----------------  ----------------
Cash and cash equivalents at end of period                             $     84,253            59,395            71,512
                                                                       ================  ================  ================
Cash paid during the year for:
    Interest on deposits and borrowings (including
       interest credited to deposit accounts of
       $74,097, $64,476 and $52,665, respectively)                     $    114,145            97,425            81,240
                                                                       ================  ================  ================
    Income taxes                                                       $     12,858            12,215             8,531
                                                                       ================  ================  ================
Noncash activities:
    Business acquisitions:
       Fair value of assets acquired                                         50,457            69,992            59,560
       Cash received (paid)                                                 198,627           148,751           (18,772)
       Minority interest                                                      1,913            (2,060)               --
                                                                       ----------------  ----------------  ----------------
                   Liabilities assumed                                 $    250,997           216,683            40,788
                                                                       ================  ================  ================
    Loan foreclosures and repossessions                                $      3,378             2,839             1,654
                                                                       ================  ================  ================
    Sale of real estate owned financed by the Company                  $        456               147               108
                                                                       ================  ================  ================

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


(1)  Summary of Significant Accounting Policies

     (a)  Nature of Operations

          Northwest Bancorp, Inc. (the "Company") headquartered in Warren, Pennsylvania, is a Bank Holding Company for its wholly owned subsidiaries Northwest Savings Bank ("Northwest") and Jamestown Savings Bank ("Jamestown"). These retail oriented financial institutions offer traditional deposit and loan products through their 88 banking locations in Pennsylvania, four banking locations in southwestern New York and two banking locations in eastern Ohio. The Company and its subsidiaries also offer consumer finance products through 35 consumer finance offices in Pennsylvania and one in New York. The Company maintains geographic diversification in its real estate loan portfolio by originating loans through correspondent originators by way of a mortgage production office in Pittsburgh, Pennsylvania.

     (b)  Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

     (c)  Cash and Cash Equivalents

          For purposes of the statement of cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other financial institutions.

     (d)  Marketable Securities

          The Company classifies marketable securities at the time of their purchase as either held-to-maturity, available-for-sale or trading securities. Securities for which management has the intent and the Company has the ability to hold until their maturity are classified as held-to-maturity and are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount on a level yield basis. If it is management's intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as accumulated other comprehensive income, a separate component of shareholders' equity, net of tax. Securities available-for-sale include securities which may be sold in response to changes in interest rates, resultant prepayment risk or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. The cost of securities sold is determined on a specific identification basis.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


          Federal law requires a member institution of the Federal Home Loan Bank ("FHLB") system to hold stock of its district FHLB according to a predetermined formula. This stock is recorded at cost and may be pledged to secure FHLB advances.

     (e)  Loans Receivable

          Loans are stated at their unpaid principal balance net of any deferred origination fees or costs and the allowance for estimated loan losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end. Interest accrued on loans more than ninety days delinquent is offset by a reserve for uncollected interest, and such loans are placed on nonaccrual status.

          The Company has identified certain residential loans which will be sold prior to maturity. These loans are recorded at the lower of amortized cost or market value and are not significant as of June 30, 1999 and 1998.

          Loan fees and certain direct loan origination costs are deferred, and the net deferred fee or cost is then recognized using the level-yield method over the contractual life of the loans, adjusted for estimated prepayments.

     (f)  Real Estate Owned

          Real estate owned (acquired by foreclosure or voluntarily conveyed by delinquent borrowers) is initially recorded at fair value at the time of acquisition and subsequently reported at the lower of its new cost basis or fair value less estimated costs to sell. Gains and losses on real estate owned are credited or charged to operations.

     (g)  Provision for Loan Losses

          Provisions for estimated losses on the loan portfolios, other than those specifically identified, are charged to earnings in an amount that results in a general loss allowance sufficient, in management's judgment, to cover probable losses based on past experience and economic conditions. Provisions for estimated losses on specific loans are charged to the allowance for loan losses when, in the opinion of management, a significant decline reduces the estimated fair value of the underlying collateral to less than the loan's current carrying value.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


          Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Generally, all nonaccrual loans are deemed to be impaired. In evaluating whether a loan is impaired, management considers not only the amount that the Company expects to collect but also the timing of collection. Generally, if a delay in payment is insignificant (e.g., less than 30 days), a loan is not deemed to be impaired.

          When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's market price or fair value of the collateral if the loan is collateral dependent. Loans are evaluated individually for impairment. Smaller balance, homogeneous loans (e.g., primarily consumer and residential mortgages) are evaluated collectively for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged off when management believes that the ultimate collectibility of a loan is not likely.

          Interest income on impaired loans is recognized using the cash basis method. Such interest ultimately collected is credited to income in the period of recovery or applied to reduce principal if there is sufficient doubt about the collectibility of principal. Interest on impaired loans that are contractually past due ninety days and over is reserved.

     (h)  Goodwill and Other Intangibles

          Goodwill and other intangible assets are amortized using the straight-line method over the estimated benefit period of 10 years. Intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset.

     (i)  Premises and Equipment

          Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is accumulated on a straight-line basis over the estimated useful lives of the related assets. Estimated lives are twenty to thirty years for buildings, five years for automobiles and five to ten years for furniture and other equipment. Amortization of leasehold improvements is accumulated on a straight-line basis over the terms of the related leases or the useful lives of the related assets, whichever is shorter.

     (j)  Savings Deposits

          Interest on savings deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the accounts.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


     (k)  Income Taxes

          The Company joins with its wholly owned subsidiaries, Northwest and Jamestown, in filing a consolidated federal income tax return.

          The Company accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of the Company's assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled.

     (l)  Pension Plan

          The Company has noncontributory defined benefit pension plans. The net periodic pension cost has been calculated in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pension."

     (m)  Reclassification of Prior Years' Statements

          Certain items previously reported have been reclassified to conform with the current year's reporting format.

          The number of shares and related earnings per share have been restated to reflect a two-for-one stock split in fiscal year 1998 (see notes 13 and 14).

     (n)  Off-Balance-Sheet Instruments

          In the normal course of business, the Company extends credit in the form of mortgage commitments, undisbursed lines of credit and standby letters of credit. These off-balance-sheet instruments involve, to various degrees, elements of credit and interest rate risk not reported in the consolidated statement of financial condition.

     (o)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


(2)  Corporate Reorganization

     On February 17, 1998, Northwest reorganized into a two-tier holding company structure. Northwest formed a new, state chartered stock holding company, Northwest Bancorp, Inc., which was 69.2% owned by Northwest Bancorp MHC. As a result of this reorganization, Northwest Bancorp, Inc. became the parent company of Northwest and owns 100% of Northwest's common stock. The previous shareholders of Northwest stock received an equivalent number of shares of the new publicly traded entity, Northwest Bancorp, Inc. Aside from this two-tier holding company structure giving the Company greater flexibility by maintaining the benefits of the mutual holding company while capitalizing on the additional opportunities available to stock holding companies, the operations remain unchanged.

     The reorganization was accounted for in a manner similar to a pooling of interests. Accordingly, the 1997 consolidated financial statements of the Company are identical to the fiscal 1997 consolidated financial statements of Northwest.

     During the past fiscal year, the Board of Trustees of Northwest Bancorp MHC authorized the purchase of up to 1,500,000 of the outstanding publicly traded shares of Northwest Bancorp, Inc. As of June 30, 1999, the mutual holding company had purchased 1,499,752 shares in the open market and now owns 34,228,065, or 72.3%, of the outstanding shares of Northwest Bancorp, Inc.

(3)  Business Combinations

     During fiscal 1999, the Company purchased 11 retail office facilities in northwest and central Pennsylvania from two financial institutions and assumed deposits of approximately $225,500,000. A premium of approximately $20,600,000 was paid for these offices and the resulting intangible asset is being amortized over a 10-year period on a straight-line basis.

     On October 21, 1998, the Company also acquired Corry Savings Bank, a Pennsylvania chartered mutual savings bank headquartered in Corry, Pennsylvania, with assets of approximately $25,000,000 and capital of approximately $2,500,000. In conjunction with this acquisition, 146,815 shares of the common stock of Northwest Bancorp, Inc. were sold in a stock offering at an average price of $8.13 per share, net of expenses, with priority given to the depositors of Corry Savings Bank. In addition, Northwest Bancorp, MHC, the mutual holding company for Northwest Bancorp, Inc., received 328,313 shares of the common stock of Northwest Bancorp, Inc. in exchange for the assets and liabilities of Corry Savings Bank. As a result of this transaction, Northwest Bancorp MHC continued to own approximately 69.2% of the outstanding shares of Northwest Bancorp, Inc. This acquisition was accounted for using the purchase method of accounting and resulted in the Company recording

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


     negative goodwill of approximately $3,000,000 which is being amortized over a 10-year period on a straight-line basis.

     In addition, during fiscal 1999, the Company made a tender offer and purchased the remaining outstanding shares of Jamestown from the minority shareholders resulting in additional goodwill of approximately $3,000,000 which is being amortized over a 10-year period on a straight-line basis.

     During fiscal 1998, the Company purchased 10 retail office facilities from two financial institutions and assumed deposits of $166,000,000. The resulting intangible asset of approximately $12,125,000 is being amortized over a 10-year period on a straight-line basis. In addition, the Company purchased, from Northwest Bancorp MHC, 64.3% of the common stock of Jamestown, which had assets of approximately $56,000,000, for cash of $3,920,000.

     During fiscal 1997, Northwest completed the acquisition of a savings bank and a consumer discount company: The savings bank had assets of approximately $56,000,000 and was purchased for cash of $17,986,000, and the consumer discount company had assets of approximately $1,050,000 and was purchased for cash of $786,000. The acquisitions were recorded using the purchase method of accounting resulting in goodwill of approximately $3,000,000 which is being amortized over a 10-year period on a straight-line basis.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


(4)  Marketable Securities

     Marketable securities at June 30, 1999, are as follows:

                                                                       Gross             Gross
                                                                     unrealized        unrealized
                                                 Amortized            holding           holding            Market
                                                   cost                gains             losses             value
                                              ----------------     ---------------   ---------------   ----------------
Held-to-maturity:

U.S. government and agencies:
    Due in one year or less                   $       14,967               114                 --            15,081
    Due in one year - five years                      11,440               112                 --            11,552
    Due in five years - ten years                      9,985                --                (75)            9,910
    Due after ten years                               20,300                 1               (230)           20,071
Municipal securities:
    Due in five years - ten years                        100                 4                 --               104
    Due after ten years                               31,742                15             (1,439)           30,318
Corporate debt issues:
    Due in five years - ten years                        250                --                 --               250
    Due after ten years                               29,523                13             (1,153)           28,383
Mortgage-backed securities:
    Fixed rate pass-through                              731                41                 --               772
    Variable rate pass-through                         7,212               153                (58)            7,307
    Variable rate CMO                                127,614             1,375             (2,386)          126,603
                                                -----------------  ---------------   ---------------   ----------------
                   Total mortgage-
                     backed securities               135,557             1,569             (2,444)          134,682
                                                -----------------  ---------------   ---------------   ----------------
                   Total securities
                     held-to-maturity         $      253,864             1,828             (5,341)          250,351
                                                =================  ===============   ===============   ================

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


                                                                        Gross             Gross
                                                                     unrealized        unrealized
                                                 Amortized             holding           holding            Market
                                                   cost                 gains            losses             value
                                              ----------------     ----------------  ----------------   ---------------
Available-for-sale:

U.S. government and agencies:
    Due in one year or less                   $        4,492                 20                 --            4,512
    Due in one year - five years                      47,539                712                (42)          48,209
    Due in five years - ten years                      3,490                 --                (69)           3,421
    Due after ten years                               10,076                  4               (990)           9,090
Equity securities                                      2,155              2,775                (24)           4,906
Municipal securities:
    Due in on year or less                                80                 --                 --               80
    Due in one year - five years                         975                 17                 --              992
    Due in five years - ten years                        896                 12                 --              908
    Due after ten years                               49,489                378             (1,017)          48,850
Corporate debt issues:
    Due after ten years                                  985                 --                (30)             955
Mortgage-backed securities:
    Fixed rate pass-through                           53,898                 --             (1,084)          52,814
    Variable rate pass-through                         9,342                 38                (54)           9,326
    Fixed rate CMO                                        17                 --                 --               17
    Variable rate CMO                                148,748              2,909             (1,114)         150,543
                                                -------------------   ----------------  ----------------   ---------------
                   Total mortgage-
                     backed securities               212,005              2,947             (2,252)         212,700
                                                -----------------  ----------------  ----------------   ---------------
                   Total securities
                     available-for-sale         $    332,182              6,865             (4,424)         334,623
                                                ================== ================  ================   ===============

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


     Marketable securities at June 30, 1998, are as follows:

                                                                      Gross             Gross
                                                                   unrealized        unrealized
                                                  Amortized          holding           holding           Market
                                                    cost              gains            losses             value
                                               ----------------  ----------------  ----------------  ----------------
Held-to-maturity:

U.S. government and agencies:
    Due in one year or less                    $       9,978                23                 --           10,001
    Due in one year - five years                      26,380               507                 --           26,887
    Due after ten years                               15,000                94                 --           15,094
Municipal securities:
    Due after ten years                                3,811               136                 --            3,947
Corporate debt issues:
    Due in one year or less                              100                --                 --              100
    Due in five years - ten years                      2,305                25                 --            2,330
    Due after ten years                               25,447               329               (213)          25,563
Mortgage-backed securities:
    Fixed rate pass-through                            5,663                82                 --            5,745
    Variable rate pass-through                         9,936               260               (137)          10,059
    Fixed rate CMO                                     4,578                 3                (10)           4,571
    Variable rate CMO                                 90,064               692             (2,236)          88,520
                                               -----------------  ----------------  ----------------  ----------------
                   Total mortgage-
                     backed securities               110,241             1,037             (2,383)         108,895
                                               -----------------  ----------------  ----------------  ----------------
                   Total securities
                     held-to-maturity          $     193,262             2,151             (2,596)         192,817
                                               =================  ================  ================  ================

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


                                                                     Gross             Gross
                                                                  unrealized        unrealized
                                                 Amortized          holding           holding            Market
                                                   cost              gains            losses             value
                                              ----------------  ----------------  ----------------   ---------------
Available-for-sale:

U.S. government and agencies:
    Due in one year or less                   $       4,587                20                 --            4,607
    Due in one year - five years                     53,015             1,123                 (4)          54,134
    Due in five years - ten years                     5,991                 9                 (5)           5,995
    Due after ten years                              12,233                30                 (4)          12,259
Equity securities                                     2,229             2,694                 --            4,923
Municipal securities:
    Due in one year - five years                      2,158                70                 (2)           2,226
    Due in five years - ten years                     5,304               219                 --            5,523
    Due after ten years                              29,845               696                 (1)          30,540
Corporate debt issues:
    Due after ten years                                 985                --                 --              985
Mortgage-backed securities:
    Fixed rate pass-through                           5,396                15                (20)           5,391
    Variable rate pass-through                       11,523                75                (19)          11,579
    Fixed rate CMO                                       37                --                 (2)              35
    Variable rate CMO                               178,000             2,263             (1,745)         178,518
                                              -----------------  ----------------  ----------------   ---------------
                   Total mortgage-
                     backed securities              194,956             2,353             (1,786)         195,523
                                              -----------------  ----------------  ----------------   ---------------
                   Total securities
                     available-for-sale       $     311,303             7,214             (1,802)         316,715
                                              ==================  ================  ================   ===============

     Expected maturities for mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


     The following table presents information regarding the issuers and the carrying value of the Company's mortgage-backed securities:

                                                                        June 30,
                                                           -------------------------------------
                                                                 1999                1998
                                                           -----------------   -----------------
     Mortgage-backed securities:
         FNMA                                              $     128,256             143,992
         GNMA                                                     57,881              12,457
         FHLMC                                                   141,017             138,962
         Other (nonagency)                                        21,103              10,353
                                                           -----------------   -----------------
                Total mortgage-backed
                  securities                               $     348,257             305,764
                                                           =================   =================

     Marketable securities having a carrying value of $54,265,000 at June 30, 1999, were pledged under collateral agreements. During the fiscal years 1999, 1998 and 1997, the Company sold marketable securities classified as either available-for-sale or trading for $26,630,000, $75,588,000 and $15,496,000, respectively. The gross pretax profit on these sales was $304,000, $1,500,000 and $901,000. In addition, during fiscal 1999, the
     Company experienced trading portfolio writedowns of $990,000.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


(5)  Loans Receivable

     Loans receivable at June 30, 1999 and 1998, are summarized in the table below:

                                                                               1999                1998
                                                                         -----------------   -----------------
     Real estate loans:
         One- to four-family                                             $   1,694,946           1,330,057
         Multi-family and commercial                                           152,466             128,831
                                                                         -----------------   -----------------
                        Total real estate loans                              1,847,412           1,458,888

     Consumer loans:
         Home equity and home improvement                                       39,067              33,963
         Education loans                                                        64,341              59,791
         Loans on savings accounts                                               6,263               6,898
         Other                                                                 305,812             252,401
                                                                         -----------------   -----------------
                        Total consumer loans                                   415,483             353,053

     Commercial loans                                                           40,039             112,474
                                                                         -----------------   -----------------
                        Total loans receivable, gross                        2,302,934           1,924,415

     Deferred loan fees                                                           (923)             (1,357)
     Allowance for loan losses                                                 (16,773)            (15,769)
                                                                         -----------------   -----------------
                        Total loans receivable, net                      $   2,285,238           1,907,289
                                                                         =================   =================

     At June 30, 1999 and 1998, the Company serviced loans for others approximating $71,107,000 and $90,930,000, respectively. These loans serviced for others are not assets of the Company and are appropriately excluded from the Company's financial statements.

     At June 30, 1999, approximately 90% of the Company's net loan portfolio was secured by properties located in Pennsylvania. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

     Loans receivable at June 30, 1999, include $231,902,000 of adjustable rate loans and $2,071,032,000 of fixed rate loans.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


     The Company's exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. The Company uses the same credit policies in making commitments for off-balance-sheet financial instruments as it does for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of June 30, 1999 and 1998, are presented in the following table:

                                                                         June 30,
                                                          -------------------------------------
                                                                1999                1998
                                                          -----------------   -----------------
          Mortgage loan commitments                       $      34,402              51,746
          Undisbursed lines of credit                            71,506              66,539
          Standby letters of credit                               3,488               2,259
                                                          -----------------   -----------------
                                                          $     109,396             120,544
                                                          =================   =================

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but generally may include cash, marketable securities and property.

     Outstanding mortgage loan commitments at June 30, 1999, for fixed rate loans, are $31,902,000. The interest rates on these commitments approximate market rates at June 30, 1999. The fair value of these commitments are affected by fluctuations in market rates of interest. Outstanding mortgage loan commitments at June 30, 1999, for adjustable rate loans are $2,500,000.

     All of the Company's nonaccrual loans, which totaled $16,116,000 at June 30, 1999, $8,612,000 at June 30, 1998, and $10,430,000 at June 30, 1997,
     are considered to be impaired loans. Average impaired loans during 1999, 1998 and 1997 were $14,049,000, $11,204,000 and $11,818,000, respectively.
     All of the Company's impaired loans at June 30, 1999, were collateral dependent. Since, at June 30, 1999 and 1998, the value of the collateral for each impaired loan exceeded the carrying value of the impaired loan, no impairment reserve was established. There was no interest income recognized on impaired loans during fiscal 1999. Interest income on impaired loans for fiscal 1998 and 1997, recognized using a cash basis method of accounting, was $230,000 and $205,000, respectively.

     There were no commitments to lend additional funds to debtors on nonaccrual status.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


(6)  Accrued Interest Receivable

     Accrued interest receivable as of June 30, 1999 and 1998, is presented in the following table:

                                                                      June 30,
                                                            -----------------------------
                                                                 1999             1998
                                                            ------------    -------------
               Investment securities                        $    3,204            2,701
               Mortgage-backed securities                        1,362            1,588
               Loans receivable                                  9,982            8,965
                                                            ------------    -------------
                                                            $   14,548           13,254
                                                            ============    =============

(7)  Allowance for Loan Losses

     Changes in the allowance for losses on loans receivable for the years ended June 30, 1999, 1998 and 1997, are presented in the following table:

                                                                1999               1998            1997
                                                           -------------      ------------     -----------
          Balance, beginning of fiscal year                $   15,769            13,611           13,130
            Provision                                           3,629             4,072            2,491
            Charge-offs                                        (3,664)           (2,516)          (2,537)
            Acquisitions                                          141               209              153
            Recoveries                                            898               393              374
                                                           -------------      ------------     -----------
          Balance, end of fiscal year                          16,773            15,769           13,611
                                                           =============      ============     ===========

     Management believes that the allowance for estimated loan losses is appropriate as of June 30, 1999. While management uses available information to provide for losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


(8)  Federal Home Loan Bank Stock

     The Company's banking subsidiaries are members of the Federal Home Loan Bank system. As a member, Northwest maintains an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh, at cost, in an amount not less than 1% of its outstanding home loans or 1/20 of its outstanding notes payable to the Federal Home Loan Bank, whichever is greater.

(9)  Premises and Equipment

     Premises and equipment at June 30, 1999 and 1998, are summarized by major classification in the following table:


                                                                             1999              1998
                                                                          -----------      -----------
          Land and land improvements                                      $   3,282            2,987
          Office buildings and improvements                                  31,786           25,942
          Furniture, fixtures and equipment                                  22,140           17,088
          Leasehold improvements                                              3,291            3,211
                                                                          -----------      -----------
                   Total, at cost                                            60,499           49,228

          Less accumulated depreciation and amortization                     25,036           22,989
                                                                          -----------      -----------
                   Premises and equipment, net                            $  35,463           26,239
                                                                          ===========      ===========

     Depreciation and amortization expense for the years ended June 30, 1999, 1998 and 1997, was $2,503,000, $2,118,000 and $1,879,000, respectively.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


     Premises used by certain of the Company's branches and offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2023. Minimum annual rentals by fiscal year are summarized in the following table:

               2000                                      $    1,251
               2001                                           1,043
               2002                                             915
               2003                                             798
               2004                                             625
               Thereafter                                     3,876
                                                         ------------
                      Total                              $    8,508
                                                         ============

     Rental expense for the years ended June 30, 1999, 1998 and 1997, was $1,770,000, $1,379,000 and $1,362,000, respectively.

(10) Savings Deposits

     Savings deposit balances at June 30, 1999 and 1998, are shown in the table below:

                                                                        1999                1998
                                                                   --------------      --------------
          Savings accounts                                         $    409,029            340,377
          Interest-bearing checking accounts                            339,269            280,958
          Noninterest-bearing checking accounts                          49,879             34,797
          Money market deposit accounts                                 164,484            114,187
          Certificates of deposit                                     1,501,050          1,252,184
                                                                   --------------     --------------
                                                                   $  2,463,711          2,022,503
                                                                   =============      ==============

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $200,859,000 at June 30, 1999 and $151,268,000 at June 30, 1998.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


  The following table summarizes the contractual maturity of the certificate accounts:

                                                                                1999                1998
                                                                          ---------------      ---------------

                 Due within 12 months                                     $    992,723              771,665
                 Due between 12 and 24 months                                  368,137              347,456
                 Due between 24 and 36 months                                   49,230               56,719
                 Due between 36 and 60 months                                   60,364               48,410
                 After 60 months                                                30,596               27,934
                                                                          ---------------       --------------
                                                                          $  1,501,050            1,252,184
                                                                          ===============       ==============

  The following table summarizes the interest expense incurred on the respective savings deposits:


                                                                               Year ended June 30,
                                                               ----------------------------------------------------
                                                                    1999               1998              1997
                                                               ---------------    ---------------   ---------------

           Savings accounts                                    $    11,819             10,227            9,490
           Interest-bearing checking accounts                        5,001              4,469            3,992
           Money market deposit accounts                             4,830              3,395            2,735
           Certificate accounts                                     76,457             66,955           56,410
                                                               ---------------    ---------------   ---------------
                                                               $    98,107             85,046           72,627
                                                               ===============    ===============   ===============

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)

(11)   Borrowed Funds

       Borrowed funds at June 30, 1999 and 1998, are presented in the following table:

                                                                        1999                              1998
                                                            ------------------------------    ------------------------------
                                                                                Average                           Average
                                                               Amount            rate            Amount             rate
                                                            -------------     ------------    -------------      -----------
       Term notes payable to the FHLB of Pittsburgh:
              Due within one year                            $   2,000         %   7.18        $   43,000         %  5.86
              Due between one and two years                      8,000             6.07             2,000            7.18
              Due between two and three years                    8,000             6.15             8,000            6.07
              Due between three and five years                  34,350             6.03            42,200            6.06
              Due between five and ten years                   100,000             5.51            25,150            6.04
              Due between ten and twenty years                   2,037             3.39             1,811            3.65
                                                            -------------                     -------------
                                                               154,387             5.68           122,161            5.97

       Revolving line of credit, Federal
            Home Loan Bank of Pittsburgh                       163,000             5.50           110,000            5.74

       ESOP note payable, variable rate
            equal to prime, due in one year                        503             7.75             1,412            8.50

       Investor notes payable, due
            various dates through 2004                           7,120             6.55             6,105            6.46

       Securities sold under agreement to
            Repurchase, due various dates
            Through fiscal 2000                                 23,905             4.91            50,028            5.48
                                                            -------------                     -------------
                         Total borrowed funds                $ 348,915                         $  289,706
                                                            =============                     =============

       Borrowings from the Federal Home Loan Bank of Pittsburgh are secured by the Company's investment securities, mortgage-backed securities and qualifying residential first mortgage loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

       The revolving line of credit with the Federal Home Loan Bank of Pittsburgh carries a commitment of $250,000,000 maturing on June 28, 2000. The rate is adjusted daily by the Federal Home Loan Bank and any borrowings on this line may be repaid at any time without penalty.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AN SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


       The securities sold under agreements to repurchase are collateralized by various securities held in safekeeping by the Federal Home Loan Bank of Pittsburgh. The market value of such securities exceeds the value of the securities sold under agreements to repurchase. The average amount of agreements outstanding in fiscal years 1999 and 1998 was $29,525,000 and $41,220,000, respectively. The maximum amount of security repurchase agreements outstanding during fiscal years 1999 and 1998 was $43,932,000 and $50,028,000, respectively.


(12)   Income Taxes

       Total income tax expense (benefit) was allocated for the years ended June 30, 1999, 1998 and 1997, as follows:

                                                                      1999              1998             1997
                                                                  --------------    --------------   --------------

             Income before income taxes                           $   10,914            12,995            8,472
             Shareholders' equity for unrealized gain/
                  (loss) on securities available-for-sale               (820)            1,423             (226)
             Shareholders' equity for tax benefit for
                  excess of fair value above cost of
                  stock option and recognition and
                  retention plans                                       (214)             (449)               -
                                                                  --------------    --------------   --------------
                                                               $       9,880            13,969            8,246
                                                                  ==============    ==============   ==============

       Income tax expense (benefit) applicable to income before taxes consists of:

                                                                                Years ended June 30,
                                                                  -------------------------------------------------
                                                                      1999              1998             1997
                                                                  --------------    --------------   --------------

             Current                                               $    11,668            13,455            9,633
             Deferred                                                    (754)              (460)          (1,161)
                                                                  --------------    --------------   --------------
                                                                   $   10,914             12,995            8,472
                                                                  ==============    ==============   ==============

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements


                         June 30, 1999, 1998 and 1997


           (All dollar amounts presented in tables are in thousands)


     The significant components of deferred income tax expense (benefit) are as follows:

                                                                             June 30,
                                                         -----------------------------------------------
                                                             1999              1998             1997
                                                         ------------      ------------     ------------
          Deferred income tax benefit                    $     (783)             (609)          (1,324)
          NOL carryforward                                       29               149              163
                                                         -------------     ------------     ------------
                                                         $      (754)            (460)          (1,161)
                                                         =============     ============     ============

       A reconciliation from the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income, is as follows:

                                                                            Years ended June 30,
                                                              -----------------------------------------------
                                                                  1999              1998             1997
                                                              ------------      ------------     ------------
          Expected tax rate                                        35.0               35.0            35.0
          Tax-exempt interest income                               (4.1)              (1.9)           (1.3)
          State income tax, net of federal benefit                  4.2                3.4             4.1
          Valuation allowance                                       (.5)               0.6               -
          Other                                                      .7                1.0              .5
                                                              ------------      ------------     ------------
          Effective tax rate                                  %    35.3               38.1            38.3
                                                              ============      ============     ============

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements


                         June 30, 1999, 1998 and 1997


           (All dollar amounts presented in tables are in thousands)


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1999 and 1998, are presented below:

                                                                        1999                1998
                                                                   ----------------    ---------------
          Deferred tax assets:
               Deferred fee income                                 $    1,044                1,399
               Deferred compensation expense                            1,028                  959
               Net operating loss carryforwards                           768                  797
               Bad debts                                                2,886                2,396
               Accrued postretirement benefit cost                        400                  380
               Pension expense                                            498                  241
               Other                                                      909                  611
                                                                   ---------------    ---------------
                                                                        7,533                6,783

                  Valuation allowance                                    (654)                (807)
                                                                   ---------------    ---------------
                                                                        6,879                5,976

          Deferred tax liabilities:
               Marketable securities available-for-sale                 1,207                2,027
               Other                                                      294                  301
                                                                   ---------------    ---------------
                                                                        1,501                2,328
                                                                   ---------------    ---------------

                                Net deferred tax asset             $    5,378                3,648
                                                                   ===============    ===============

       The Company has recorded a full valuation allowance on the net operating loss carryforward related to Jamestown. The Company has determined that no valuation allowance is necessary for the remaining deferred tax assets because it is more likely that these assets will be realized through carryback to taxable income in prior years, future reversals of existing temporary differences and, to a lesser extent, through future taxable income. The Company will continue to review the criteria related to the recognition of deferred tax assets on a quarterly basis.

       Under provisions of the Internal Revenue Code, Northwest has approximately $327,000 of net operating losses which expire in years 2005 through 2010. Jamestown has net operating losses of approximately $1,870,000 which expire in years 2011 through 2013.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements


                         June 30, 1999, 1998 and 1997


           (All dollar amounts presented in tables are in thousands)


(13) Shareholders' Equity

     The Board of Directors of Northwest authorized a two-for-one common stock split in the form of a stock dividend in October 1997. The additional shares resulting from the split were distributed on November 14, 1997, to shareholders of record on November 1, 1997.

     Retained earnings are partially restricted in connection with regulations related to the insurance of savings accounts which require Northwest to maintain certain statutory reserves. Northwest and Jamestown may not pay dividends on or repurchase any of their common stock if the effect thereof would reduce retained earnings below the level of adequate capitalization as defined by federal and state regulators.

     In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code (the Code), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at June 30, 1999, includes approximately $28,293,000 representing such bad debt deductions for which no deferred income taxes have been provided.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998 and 1997

            (All dollar amounts presented in tables are in thousands)


(14)   Earnings Per Share

       Effective December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held stock or potential common stock. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes common stock equivalents and dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Prior periods' EPS data presented have been restated. The computation of basic and diluted earnings per share is shown in the table below:

                                                                              Years ended June 30,
                                                                --------------------------------------------------
                                                                    1999              1998              1997
                                                                -------------     --------------    --------------
                Net income applicable to
                     common stock                               $   20,042             21,322           13,664
                Weighted-average common
                     shares outstanding                             46,998             46,405           46,150
                                                                -------------     --------------    --------------
                           Basic earnings per share             $       .42               .46              .30
                                                                =============     ==============    ==============

                Net income applicable to
                     common stock                               $    20,042             21,322          13,664
                                                                -------------     --------------    --------------
                Weighted-average common
                     shares outstanding                             46,998             46,405           46,150
                Common stock equivalents due
                     to effect of stock options                        490                698              151
                                                                -------------     --------------    --------------
                Total weighted-average common
                     shares and equivalents                         47,488             47,103           46,301
                                                                =============     ==============    ==============
                           Diluted earnings per                  $     .42                .45              .30
                                share                           =============     ==============    ==============

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998 and 1997

            (All dollar amounts presented in tables are in thousands)


(15)   Employee Benefit Plans

       (a)    Pension Plans

              The Company maintains noncontributory defined benefit pension plans covering substantially all employees and the members of its Board of Directors. Retirement benefits are based on certain compensation levels, age and length of service. Contributions are based on an actuarially determined amount to fund not only benefits attributed to service to date but also for those expected to be earned in the future. In addition, the Company has an unfunded Supplemental Executive Retirement Plan (SERP) to compensate those executive participants eligible for the Company's defined benefit pension plan whose benefits are limited by section 415 of the Code of the Internal Revenue Service.

              The Company also sponsors a retirement savings plan in which substantially all employees participate. The Company provides a matching contribution of 50% of each employee's contribution to a maximum of 6% of the employee's compensation.

              Total expense for all retirement plans, including defined benefit pension plans, was approximately $1,895,000, $1,872,000 and $1,644,000 for the years ended June 30, 1999, 1998 and 1997, respectively. Net periodic pension cost for the Company's defined benefit pension plans consist of the following:

                                                                                Years ended June 30,
                                                                  --------------------------------------------------
                                                                       1999             1998              1997
                                                                  ---------------   --------------    --------------
                  Service cost                                    $       1,302          1,066               924
                  Interest cost                                           1,229          1,046               896
                  Expected return on plan assets                         (1,266)          (914)             (763)
                  Net amortization and deferral                              80             54                66
                                                                  ---------------   --------------   ---------------
                  Net periodic pension cost                       $       1,345          1,252             1,123
                                                                  ===============   ==============    ==============

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998 and 1997

            (All dollar amounts presented in tables are in thousands)


              The following table sets forth, for the Company's defined benefit pension plans, the plans' funded status and amounts recognized in the Company's consolidated statements of financial condition at June 30, 1999 and 1998:

                                                                                      1999               1998
                                                                                 ---------------    ----------------
                  Change in benefit obligation:
                       Benefit obligation at beginning of year                   $       17,709               15,076
                       Service cost                                                       1,302                1,066
                       Interest cost                                                      1,229                1,046
                       Actuarial loss                                                       878                  810
                       Benefits paid                                                       (334)                (289)
                                                                                 ----------------   ------------------
                       Benefit obligation at end of year                         $       20,784               17,709
                                                                                 ================   ==================

                  Change in plan assets:
                       Fair value of plan assets at beginning of year                    15,986               12,911
                       Actual return on plan assets                                       1,762                2,204
                       Employer contribution                                              1,385                1,160
                       Benefits paid                                                       (334)                (289)
                                                                                 ------------------   ----------------
                       Fair value of plan assets at end of year                  $       18,799               15,986
                                                                                 ==================    ===============

                       Funded status                                                     (1,985)              (1,723)
                       Unrecognized transition asset                                       (338)                (379)
                       Unrecognized prior service cost                                      800                  894
                       Unrecognized net actuarial loss                                      685                  331
                       Adjustment to recognize minimum liability                           (406)                (343)
                                                                                 ------------------   ----------------
                       Accrued benefit cost                                      $       (1,244)              (1,220)
                                                                                 ==================   ================

              The following table sets forth the assumptions used to develop the preceding information for the net pension cost and benefits:

                                                                                     Years ended June 30,
                                                                       -------------------------------------------------
                                                                           1999             1998              1997
                                                                       --------------   --------------    --------------
             Discount rate                                             %           7                7                7
             Expected long-term rate of return on assets                           8                7                7
             Rate increase in compensation levels                                  4                4                4

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)



       Assets of the Company's qualified noncontributory defined benefit plan consists primarily of equity and fixed income securities.


 b)    Postretirement Healthcare Plan

       In addition to pension benefits, the Company provides postretirement healthcare benefits for certain employees who were employed by the Company as of October 1, 1993, and were at least 55 years of age on that date. The Company accounts for these benefits in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106). SFAS 106 requires the accrual method of accounting for postretirement benefits other than pensions.

       Net periodic cost for the Company's postretirement healthcare benefits consist of the following:


                                                                              Years ended June 30,
                                                                 -------------------------------------------------
                                                                     1999             1998              1997
                                                                 --------------   --------------    --------------
        Service cost                                             $      44               41               71
        Interest cost                                                   57               44               88
        Recognized actuarial gain                                      (44)            (130)               -
                                                                 --------------   --------------    --------------
        Net periodic (benefit) cost                              $      57              (45)             159
                                                                 ==============   ==============    ==============

       The following table sets forth the funded status of the Company's postretirement healthcare benefit plan and the amounts recognized in the Company's consolidated statements of financial condition at June 30, 1999 and 1998:

                                                                           1999                1998
                                                                      ----------------    ----------------
             Change in benefit obligation:
                  Benefit obligation at beginning of year             $        837                 639
                  Service cost                                                  44                  41
                  Interest cost                                                 59                  45
                  Actuarial loss                                               165                 153
                  Benefits paid                                                (56)                (41)
                                                                      ----------------    ----------------
                  Benefit obligation at end of year                          1,049                 837

             Fair value of plan assets at end of year                           --                  --
                                                                      ----------------    ----------------
             Funded status                                                  (1,049)               (837)

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)



             Unrecognized net actuarial gain                                    --                (194)
                                                                      ----------------    ----------------
             Accrued benefit cost                                     $     (1,049)             (1,031)
                                                                      ================    ================

       The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

                                                                               Years ended June 30,
                                                                 -------------------------------------------------
                                                                     1999             1998              1997
                                                                 --------------   --------------    --------------

       Discount rate                                             %             7                7                7
       Monthly cost of healthcare insurance
            per beneficiary                                      $        140.00           113.94            92.73
       Annual rate of increase in healthcare costs               %             4                4                4

       If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the service and interest cost components of net periodic postretirement healthcare benefit cost would increase by $11,811, in the aggregate, and the accumulated postretirement benefit obligation for healthcare benefits would increase by $110,447.

(c)    Employee Stock Ownership Plan

       The Company has established a leveraged employee stock ownership plan
       (ESOP) for employees who have attained age 21 and who have completed a 12-month period of employment with the Company during which they worked at least 1,000 hours. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less the dividends received on unearned ESOP shares. The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and become eligible for allocation to employee accounts. Actual ESOP share allocations to employee accounts are based on each employee's relative portion of the Company's total eligible compensation recorded during the year shares are earned.

       The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the Company's consolidated statement of financial condition. As shares are earned, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


       earnings; dividends on unallocated ESOP shares are paid to the trustee for debt service. ESOP compensation expense was $1,600,000, $2,668,000 and $1,437,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

       The ESOP shares as of June 30, 1999 and 1998, were as follows:

                                                                     1999                1998
                                                                ----------------    ----------------

       Allocated shares                                            1,007,331              818,010
       Unearned shares                                               106,947              285,990
                                                                ----------------    ----------------
                                                                   1,114,278            1,104,000
                                                                ================    ================

       Fair value of unearned shares at June 30                 $      1,069                4,522
                                                                ================    ================

(d)    Recognition and Retention Plan

       On November 21, 1995, the Company established a Recognition and Retention Plan for Employees and Outside Directors (RRP). The objective of the RRP is to enable the Company to provide directors, officers and employees with a proprietary interest in the Company as an incentive to contribute to its success. The number of common shares issued and granted under the RRP was 552,000 (total market value of $3,243,000 at issuance date). Shares of common stock granted pursuant to the RRP are in the form of restricted stock and generally are payable over a five-year period at the rate of 20% per year, commencing on the date of the award grant. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant, will be recognized pro rata over the five years during which the shares are payable. A recipient will be entitled to all voting and other shareholder rights, except that the shares, while restricted, may not be sold, pledged or otherwise disposed of and are required to be held in a trust.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


(e)    Stock Option Plan

       On November 21, 1995, the Company adopted the 1995 Stock Option Plan. The objective of the Stock Option Plan is to provide an additional performance incentive to the Company's employees and outside directors. The Stock Option Plan authorized the grant of stock options and limited stock appreciation rights for 1,380,000 shares of the Company's common stock. On December 20, 1995, the Company granted 242,000 nonstatutory stock options to its outside directors at an exercise price of $5.58 per share (95% of the Company's common stock fair market value per share at grant date) and 923,200 incentive stock options to employees at an exercise price of $5.875 per share. On March 22, 1996, the Company granted 122,800 incentive stock options to employees at an exercise price of $5.625 per share. On December 16, 1998, the Company granted 15,086 incentive stock options to employees at an exercise price of $9.875 per share. These options are exercisable for a period of ten years from the grant date with each recipient vesting at the rate of 20% per year commencing with the grant date. The remaining 76,914 options are to be granted to employees as incentive stock options at an exercise price equal to the Company's common stock fair value per share at grant date.

       The following table summarizes the activity in the Company's Option Plan during the periods ending June 30:

                                           1999                           1998                            1997
                               ------------------------------ ------------------------------  ------------------------------
                                                  Weighted                        Weighted                       Weighted
                                                   average                        average                         average
                                                  exercise                        exercise                       exercise
                                  Number            price        Number            price         Number            price
                               --------------   ------------- --------------    ------------  --------------   -------------
  Balance at beginning
       of year                   1,185,600   $     5.81         1,288,000    $    5.80           1,288,000  $     5.80
  Granted                           15,086         9.87(a)              -            -                   -           -
  Exercised                        (39,135)        5.70           (99,520)        5.66                   -           -
  Forfeited                         (5,600)        5.73            (2,880)        5.63                   -           -
                               --------------                 --------------                  --------------
  Balance at end of year         1,155,951         5.86         1,185,600         5.81           1,288,000        5.80
                               ==============                 ==============                  ==============

  Exercisable at end
       of year                     794,683         5.82           711,360         5.81             515,200        5.80
                               ==============                 ==============                  ==============

                (a) Weighted average fair value of options at grant date: $2.00

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


                                             Exercise          Exercise          Exercise         Exercise
                                               price             price             price            price
                                              $5.580            $5.625            $5.875           $9.875
                                           --------------    --------------    --------------   --------------
Options outstanding:
     Number of options                        153,600            108,625           878,640          15,086
     Weighted average remaining
        contract life (years)                     6.5               6.75               6.5             9.5

Options exercisable:
     Number of options                        107,520             70,606           615,048           1,509

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Had compensation costs for the Stock Option Plan been determined consistent with the fair value method of SFAS 123, "Accounting for Stock-Based Compensation," which permits entities to expense an estimated fair value of employee stock options granted, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         1999              1998             1997
                                                     --------------    --------------   --------------
          Net income:
               As reported                           $  20,042             21,322           13,664
               Pro forma                                19,781             21,067           13,391

          Basic earnings per share:
               As reported                                 .42                .46              .30
               Pro forma                                   .42                .45              .29

          Diluted earnings per share:
               As reported                                 .42                .45              .30
               Pro forma                                   .42                .45              .29

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 2.76 percent for all years; expected volatility of 12.83 percent; risk-free interest rate of 5.65%; and expected lives of seven years. The effects of applying SFAS No. 123 may not be representative of the effects on reported net income in future years.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


(16)   Disclosures About Fair Value of Financial Instruments

       SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" (SFAS 107), requires disclosure of fair value information about financial instruments whether or not recognized in the consolidated statement of financial condition. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts reported in the consolidated statement of financial condition approximate fair value for the following financial instruments: cash on hand and interest-earning deposits in other institutions, accrued interest receivable, demand deposits, accrued interest payable, marketable securities available-for-sale, trading securities, variable rate borrowings and investor notes payable.

       The carrying value of marketable securities held-to-maturity exceeded market value by $3,513,000 and $445,000 at June 30, 1999 and 1998, respectively. Estimated market values are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Refer to note 4 of the consolidated financial statements for the detail of type of investment products.

       The net carrying value of loans exceeded the net market value at June 30, 1999, by approximately $15,033,000 while at June 30, 1998, the net market value of loans exceeded the net carrying value by $29,016,000. Loans with comparable characteristics including collateral and repricing structures were segregated for valuation purposes. Each loan pool was separately valued utilizing a discounted cash flow analysis. Projected monthly cash flows were discounted to present value using a market rate for comparable loans. Characteristics of comparable loans included remaining term, coupon interest and estimated prepayment speeds. Delinquent loans were evaluated separately given the impact delinquency has on the projected future cash flow of the loan and the approximate discount or market rate.

       The carrying amounts and estimated fair values of deposits at June 30, 1999 and 1998, are as follows:

                                                 1999                                  1998
                                  -----------------------------------   -----------------------------------
                                      Carrying           Estimated          Carrying           Estimated
                                       amount           fair value           amount            fair value
                                  ----------------   ----------------   ----------------    ---------------
       NOW and MMDA accounts      $    553,632            553,632            429,942              429,941
       Savings accounts                 409,029            409,029            340,377              340,378
       Time deposits                  1,501,050          1,503,717          1,252,184            1,261,350
                                  ================   ================   ================    ===============
                Total deposits    $  2,463,711          2,466,378          2,022,503            2,031,669
                                  ================   ================   ================    ===============

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


       The carrying amounts of NOW, MMDA and savings accounts approximate their fair values. The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair values for time deposits are estimated using a discounted cash flow calculation that applies contractual cost currently being offered in the existing portfolio to current market rates being offered locally for deposits of similar remaining maturities. The valuation adjustment for the portfolio consists of the present value of the difference of these two cash flows, discounted at the assumed market rate of the corresponding maturity.

       The estimated fair value of borrowed funds exceeded the carrying amounts at June 30, 1999 and 1998, by $3,320,000 and $2,109,000, respectively.
       Variable rate borrowings and investor notes payable were estimated to approximate their carrying amounts. The fixed rate advances were valued by comparing their contractual cost to the prevailing market cost.


(17)   Regulatory Capital Requirements

       The Company and its subsidiaries are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). As of June 30, 1999, the Company and its subsidiaries exceed all capital adequacy requirements to which they are subject.

       As of March 31, 1999, the most recent notification from the FDIC categorized Northwest and Jamestown as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' categories.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


       The actual, required and well capitalized levels as of June 30, 1999 and 1998, are as follows: (in thousands)

                                                                           June 30, 1999
                                       ---------------------------------------------------------------------------------------
                                                                          Minimum capital               Well capitalized
                                                Actual                      requirements                  requirements
                                       --------------------------   -----------------------------   --------------------------
                                         Amount          Ratio        Amount           Ratio          Amount          Ratio
                                       ------------    ----------   ------------    -------------   -----------     ----------
  Total capital (to risk
     weighted assets):
        Northwest Bancorp, Inc.         $   208,047     %   12.67    $   131,384     %   8.00        $   164,230     %  10.00
        Northwest Savings Bank              195,730         12.24        127,951         8.00            159,939        10.00
        Jamestown Savings Bank                7,450         18.51          3,219         8.00              4,024        10.00

  Tier I capital (to risk
     weighted assets):
        Northwest Bancorp, Inc.             190,036         11.57         65,692         4.00             98,538         6.00
        Northwest Savings Bank              178,068         11.13         63,976         4.00             95,963         6.00
        Jamestown Savings Bank                7,101         17.65          1,610         4.00              2,414         6.00

  Tier I capital (core)
     (to average assets):
        Northwest Bancorp, Inc.             190,036          6.30         90,475         3.00*           150,791         5.00
        Northwest Savings Bank              178,068          6.16         86,704         3.00*           144,507         5.00
        Jamestown Savings Bank                7,101          8.91          2,390         3.00*             3,984         5.00


                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


                                                                           June 30, 1998
                                       ---------------------------------------------------------------------------------------
                                                                          Minimum capital               Well capitalized
                                                 Actual                     requirements                  requirements
                                       --------------------------   -----------------------------   --------------------------
                                          Amount          Ratio        Amount           Ratio          Amount          Ratio
                                       ------------    ----------   ------------    -------------   -----------     ----------
  Total capital (to risk
   weighted assets):
        Northwest Bancorp, Inc.        $   210,483     %   15.52    $   108,469     %   8.00        $   135,587     %  10.00
        Northwest Savings Bank             200,669         15.12        106,182         8.00            132,728        10.00
        Jamestown Savings Bank               5,520         20.70          2,133         8.00              2,667        10.00

  Tier I capital (to risk
   weighted assets):
        Northwest Bancorp, Inc.            194,714         14.36         54,235         4.00             81,352         6.00
        Northwest Savings Bank             185,131         13.95         53,091         4.00             79,637         6.00
        Jamestown Savings Bank               5,273         19.77          1,067         4.00              1,600         6.00

  Tier I capital (core)
   (to average assets):
        Northwest Bancorp, Inc.            194,714          7.82         74,657         3.00(*)         124,428         5.00
        Northwest Savings Bank             185,131          7.63         72,763         3.00(*)         121,271         5.00
        Jamestown Savings Bank               5,273          9.12          1,734         3.00(*)           2,890         5.00

   (*) The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of June 30, 1999, the Company had not been advised of any additional requirements in this regard.


(18) Recapitalization of SAIF

     On September 30, 1996, Congress enacted into law a one-time special assessment to recapitalize the FDIC's Savings Association Insurance Fund
     (SAIF). All institutions holding SAIF insured deposits as of March 31, 1995, paid a one-time assessment due November 27, 1996, of .657% on those deposits. The Company's SAIF assessment was $8.6 million. Under generally accepted accounting principles, this assessment was required to be accrued as of September 30, 1996. The effect of this assessment on the net income of the Company for the fiscal year ended June 30, 1997, was $5.1 million after tax. As a result of the recapitalization of the SAIF, the Company was not required to pay a regular deposit insurance premium for the three months ended December 31, 1996. Effective January 1, 1997, as a result of the SAIF now being fully funded, the premium the Company pays for deposit insurance fell to .064% of insured deposits from the previous level of .23%.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


(19) Contingent Liabilities

     Northwest Savings Bank and Northwest Bancorp MHC, along with unrelated parties, have been named as defendants in a class action lawsuit filed in the Allegheny County Court of Common Pleas. This lawsuit is brought on behalf of purchasers of common stock in the Bank's initial public offering which was completed in November 1994. It alleges that the defendants breached their contractual obligations and fiduciary duties by carrying out the offering at a price that allegedly was not justified by market and financial conditions. The defendants previously obtained the dismissal of a lawsuit brought by the same counsel in federal court making similar allegations under federal law. Management intends to continue to vigorously defend against any such proceedings. The ultimate outcome of this litigation cannot presently be determined; accordingly, no provision for liability, if any, that may result has been recorded in the consolidated financial statements.

     The Company and its subsidiaries are subject to a number of other asserted and unasserted claims encountered in the normal course of business. Management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not have a material adverse effect on the Company's financial statements.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


(20) Selected Quarterly Financial Data (Unaudited)

                                                                        Three months ended
                                             -------------------------------------------------------------------------
                                                September          December             March               June
                                                   30                 31                 31                  30
                                             ----------------   ----------------   ----------------    ---------------
                                                               (in thousands, except per share data)
     Fiscal 1999

     Interest income                         $    48,958              50,120             52,191             54,129
     Interest expense                             27,735              28,829             28,888             29,459
                                             ----------------   ----------------   ----------------    ---------------
                  Net interest income             21,223              21,291             23,303             24,670

     Provision for loan losses                       790                 866                812              1,161
     Noninterest income                            2,016               1,718              1,608              1,863
     Noninterest expenses                         14,118              14,998             16,718             17,276
                                             ----------------   ----------------   ----------------    ---------------
                  Income before
                     income taxes                  8,331               7,145              7,381              8,096

     Income taxes                                  3,324               2,888              2,452              2,250
     Minority interest in net loss                     3                   -                  -                  -
                                             ----------------   ----------------   ----------------    ---------------
                  Net income                 $     5,010               4,257              4,929              5,846
                                             ================   ================   ================    ===============

     Basic earnings per share                $       .11                .09                 .10                .12
                                             ================   ================   ================    ===============
     Diluted earnings per share              $       .11                .09                 .10                .12
                                             ================   ================   ================    ===============

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)



                                                                         Three months ended
                                             --------------------------------------------------------------------------
                                                September          December             March               June
                                                   30                 31                  31                 30
                                             ----------------   ----------------    ---------------    ----------------
                                                               (in thousands, except per share data)
     Fiscal 1998

     Interest income                         $    40,936              41,903              44,368            47,685
     Interest expense                             22,164              23,118              23,782            26,139
                                             ----------------   ----------------    ---------------    ----------------
                  Net interest income             18,772              18,785              20,586            21,546

     Provision for loan losses                       660                 611               1,111             1,690
     Noninterest income                            1,528               1,579               2,562             3,148
     Noninterest expenses                         11,344              11,932              13,089            13,953
                                             ----------------   ----------------    ---------------    ----------------
                  Income before
                    income taxes                   8,296               7,821               8,948             9,051

     Income taxes                                  3,459               2,880               3,231             3,425
     Minority interest in net loss                     -                   -                   2               199
                                             ----------------   ----------------    ---------------    ----------------
                  Net income                 $     4,837               4,941               5,719             5,825
                                             ================   ================    ===============    ================

     Basic earnings per share                $       .10                .11                  .12               .13
                                             ================   ================    ===============    ================
     Diluted earnings per share              $       .10                .11                  .12               .12
                                             ================   ================    ===============    ================

(21) Components of Comprehensive Income

     For the year ended June 30:

                                                                        1999              1998             1997
                                                                    --------------    --------------   --------------
             Unrealized gain (loss) on securities                   $   (1,857)            3,780             (563)
             Tax (expense) benefit                                         576            (1,435)             264
                  Less reclassification adjustment for gains
                     included in net income, net of tax
                     benefit of $12                                        112                 -                -
                                                                    --------------    --------------   --------------
                               Net unrealized gain (loss)           $   (1,393)            2,345             (299)
                                                                    ==============    ==============   ==============

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


(22)  Northwest Bancorp, Inc. (Parent Company Only)

                       Statements of Financial Condition

                            (Amounts in thousands)

                                                                                               June 30,
                                                                                 --------------------------------
                                      Assets                                          1999               1998
                                                                                 ------------       -------------
      Cash and cash equivalents                                                  $        140                 475
      Marketable securities available-for-sale                                          5,196               5,206
      Loans receivable                                                                     58                   -
      Investment in bank subsidiaries                                                 225,876             213,438
      Goodwill                                                                          2,921                 145
      Other assets                                                                        137                  87
                                                                                 ------------       -------------
                        Total assets                                             $    234,328             219,351
                                                                                 ============       =============
                    Liabilities and Shareholders' Equity

      Liabilities:
           Loan Payable                                                                   561               1,412
           Other liabilities                                                              110                  60
                                                                                 ----------------   ----------------
                        Total liabilities                                                 671               1,472

      Shareholders' equity                                                            233,657             217,879
                                                                                 ----------------   ----------------
                        Total liabilities and shareholders' equity               $    234,328             219,351
                                                                                 ================   ================

      These parent company statements reflect the activity from the date of formation on February 17, 1998.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


                              Statements of Income

                                                                                            Years ended
                                                                                              June 30,
                                                                                 -----------------------------------
                                                                                      1999               1998
                                                                                 ----------------   ----------------
      Income:
           Interest income                                                      $         312                 140
           Dividends from bank subsidiary                                              10,500               1,250
           Undistributed earnings from equity investment in
              bank subsidiaries                                                         9,714               7,573
                                                                                 ----------------   ----------------
                        Total income                                                   20,526               8,963

      Expense:
           Compensation and benefits                                                      185                  40
           Goodwill amortization                                                          296                   4
           Other expense                                                                   80                   2
                                                                                 ----------------   ----------------
                        Total expense                                                     561                  46
                                                                                 ----------------   ----------------

                        Net income before taxes                                        19,965               8,917

      Federal and state income taxes                                                      (77)                 42
                                                                                 ----------------   ----------------
                        Net income                                               $     20,042               8,875
                                                                                 ================   ================

      These parent company statements reflect the activity from the date of formation on February 17, 1998.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

           (All dollar amounts presented in tables are in thousands)


                            Statements of Cash Flows

                                                                                            Years ended
                                                                                              June 30,
                                                                                 -----------------------------------
                                                                                      1999               1998
                                                                                 ----------------   ----------------
      Operating activities:
           Net income                                                            $     20,042               8,875
           Adjustments to reconcile net income to net cash
              provided by operating activities:
                  Undistributed earnings of subsidiaries                               (9,714)             (8,076)
                  Depreciation and amortization                                           292                   5
                  Noncash compensation expense related to
                     stock benefit plans                                                3,175                   -
                  Other                                                                     4                 520
                                                                                 ----------------   ----------------
                          Net cash provided by operating activities                    13,799               1,324
                                                                                 ----------------   ----------------

      Investing activities:
           Purchase of stock of subsidiaries                                           (6,966)             (3,884)
           Principal payments on loans                                                   (910)                  -
                                                                                 ----------------   ----------------
                          Net cash used by investing activities                        (7,876)             (3,884)
                                                                                 ----------------   ----------------

      Cash flows from financing activities:
           Cash dividends paid                                                         (7,555)             (1,873)
           Proceeds from issuance of stock                                              1,077                   -
           Proceeds from options exercised                                                220                 214
           Capitalization of parent company                                                 -               4,694
                                                                                 ----------------   ----------------
                          Net cash provided by financing activities                    (6,258)              3,035
                                                                                 ----------------   ----------------

                          Net (decrease) increase in cash and
                             cash equivalents                                    $       (335)                475
                                                                                 ================   ================

      Cash and cash equivalents at beginning of period                                    475                   -
      Net (decrease) increase in cash and cash equivalents                               (335)                475
                                                                                 ================   ================
      Cash and cash equivalents at end of period                                 $        140                 475
                                                                                 ================   ================

      These Parent Company statements reflect the activity from the date of formation on February 17, 1998.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1999, 1998 and 1997

          (All dollar amounts presented in tables are in thousands)


(23)  Segment Reporting

      In the current fiscal year the Company adopted SFAS 131 "Disclosure about Segments of an Enterprise and Related Information", which requires disclosures about reportable segments of an enterprise. The determination of these segments is based upon the manner in which the decision makers of an enterprise evaluates its financial information.

      Northwest Bancorp, Inc., through its wholly owned subsidiaries Northwest Savings Bank and Jamestown Savings Bank, and affiliated companies performs traditional banking services. These financial services include making loans to individuals and businesses, offering an array of deposit products and investing in marketable securities. The retail network of offices is located throughout northwestern, southwestern and central Pennsylvania as well as southwestern New York and eastern Ohio. These market areas all possess similar characteristics. The operating results of the Company as a single entity are used by management in making operating decisions. Therefore, the consolidated financial statements, as presented, represent the results of a single financial services segment.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Not Applicable

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          --------------------------------

     The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The "Proposal I--Election of Directors" section of the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The "Proposal I--Election of Directors" section of the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The "Transactions with Certain Related Persons" section of the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

     (a)(1) Financial Statements
            --------------------

     The following documents are filed as part of this Form 10-K.

          (A)  Independent Auditors' Report

          (B) Consolidated Statements of Financial Condition - at June 30, 1999 and 1998

          (C) Consolidated Statements of Income - Years ended June 30, 1999, 1998 and 1997

          (D) Consolidated Statements of Changes in Shareholders' Equity Years ended June 30, 1999, 1998 and 1997

          (E) Consolidated Statements of Cash Flows - Years ended June 30, 1999, 1998 and 1997

          (F)  Notes to Consolidated Financial Statements.

     (a)(2)  Financial Statement Schedules
             -----------------------------

     (b)  Reports on Form 8-K
          -------------------

     The Company has not filed a Current Report on Form 8-K during the quarter ended June 30, 1999.

     (c)  Exhibits
          --------

(a) (3)  Exhibits:
-----------------

                                                            Reference to
  Regulation                                              Prior Filing or
  S-K Exhibit                                              Exhibit Number
    Number                     Document                   Attached Hereto
-------------  ---------------------------------------    ---------------

     2         Plan of acquisition, reorganization,           None
               arrangement, liquidation or succession

     3         Articles of Incorporation and Bylaws            *

     4         Instruments defining the rights of              *
               security holders, including indentures

     9         Voting trust agreement                         None

    10.1       Restated Deferred Compensation Plan             *
               for
               Directors

    10.2       Retirement Plan for Outside Directors           *

                                                            Reference to
  Regulation                                              Prior Filing or
  S-K Exhibit                                              Exhibit Number
    Number                     Document                   Attached Hereto
-------------  ---------------------------------------    ---------------

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

    11         Statement re: computation of per share         None
               earnings

    12         Statement re: computation or ratios         Not required

    16         Letter re: change in certifying                None
               accountant

    18         Letter re: change in accounting                None
               principles

    21         Subsidiaries of Registrant                      21

    22         Published report regarding matters             None
               submitted to vote of security holders

    23         Consent of independent auditors                 23

    24         Power of Attorney                           Not Required

    27         Financial Data Schedule                         27

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

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NORTHWEST SAVINGS BANK


Date:  September 28, 1999           By:  /s/ John O. Hanna
                                         ---------------------------------
                                         John O. Hanna, President and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ John O. Hanna                       By:  /s/ William J. Wagner
     ---------------------------------            ------------------------------
     John O. Hanna, President                     William J. Wagner, Executive Vice
     Chief Executive Officer and Director         President and Director (Principal
     (Principal Executive Officer)                Financial/Accounting Officer)




Date:  September 28, 1999                    Date:  September 28, 1999


By:  /s/Richard L. Carr                      By:  /s/ Richard E. McDowell
     ---------------------------------            ---------------------------------
     Richard L. Carr, Director                    Richard E. McDowell, Director

Date:  September 28, 1999                         Date:  September 28, 1999



By:  /s/ Thomas K. Creal, III                By:  /s/ Joseph T. Stadler
     ------------------------------               ---------------------------------
     Thomas K. Creal, III, Director               Joseph T. Stadler, Director

Date:  September 28, 1999                         Date:  September 28, 1999


By:  /s/ John J. Doyle                       By:  /s/ Walter J. Yahn
     ------------------------------               ---------------------------------
     John J. Doyle, Director                      Walter J. Yahn, Director

Date:  September 28, 1999                         Date:  September 28, 1999


By:  /s/ Robert G. Ferrier                   By:  /s/ John S. Young
     ------------------------------               ---------------------------------
     Robert G. Ferrier, Director                  John S. Young, Director

Date:  September 28, 1999                         Date:  September 28, 1999

