Form 10-Q
period 1999-09-30
NORTHWEST BANCORP INC
filed 1999-11-15
CIK 1042064

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

                                   or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                    to
                                     -----------------    ----------------


                        Commission File Number 0-23817
                                               -------


                            Northwest Bancorp, Inc.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Pennsylvania                                    23-2900888
        ----------------                                --------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Liberty Street at Second Avenue, Warren Pennsylvania        16365
----------------------------------------------------        -----
(Address of principal executive offices)                  (Zip Code)


                                 (814) 726-2140
                                 --------------
             (Registrant's telephone number, including area code)


                                 Not applicable
                          -----------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     Common Stock (.10 par value) 47,356,993 shares outstanding as of September 30, 1999.

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES


                                     INDEX


PART I      FINANCIAL INFORMATION                                           PAGE

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition as of
            September 30, 1999 (Unaudited) and June 30, 1999                  1

            Consolidated Statements of Income for the three months
            ended September 30, 1999 and 1998 (Unaudited)                     2

            Consolidated Statements of Changes in Shareholders' Equity for
            the three months ended September 30, 1999 and 1998 (Unaudited)    3

            Consolidated Statements of Cash Flows for the three months
            ended September 30, 1999 and 1998 (Unaudited)                     4

            Notes to Consolidated Financial Statements                        6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk        19


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                 20

Item 2.     Changes in Securities                                             20

Item 3.     Defaults Upon Senior Securities                                   20

Item 4.     Submission of Matters to a Vote of Security Holders               20

Item 5.     Other Information                                                 21

Item 6.     Exhibits and Reports on Form 8-K                                  21

            Signature                                                         22

                         ITEM 1. FINANCIAL STATEMENTS



                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (DOLLARS IN THOUSANDS)


                                                  SEPTEMBER 30,     JUNE 30,
                 ASSETS                         1999 (UNAUDITED)      1999
----------------------------------------------- ---------------   ------------
CASH AND CASH EQUIVALENTS                          $    114,801        75,325
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
  INSTITUTIONS                                            6,094         8,928
MARKETABLE SECURITIES AVAILABLE-FOR-SALE
  (AMORTIZED COST OF $428,335 AND $350,339)             427,437       352,780
MARKETABLE SECURITIES HELD-TO-MATURITY (MARKET
  VALUE OF $243,581 AND $250,351)                       251,244       253,864
                                                    -----------   -----------
    TOTAL CASH, INTEREST-EARNING DEPOSITS AND
    MARKETABLE SECURITIES                               799,576       690,897
LOANS RECEIVABLE, NET OF ALLOWANCE FOR ESTIMATED
  LOSSES OF $16,756 AND $16,773                       2,405,978     2,285,238
ACCRUED INTEREST RECEIVABLE                              15,892        14,548
REAL ESTATE OWNED, NET                                    2,656         3,383
PREMISES AND EQUIPMENT, NET                              38,706        35,463
GOODWILL AND OTHER INTANGIBLES                           58,440        39,328
OTHER ASSETS                                             11,924        11,050
                                                    -----------   -----------
       TOTAL ASSETS                                $  3,333,172     3,079,907
                                                    ===========   ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------
LIABILITIES:
  DEPOSITS                                         $  2,782,846     2,463,711
  BORROWED FUNDS                                        287,705       348,915
  ADVANCES BY BORROWERS FOR TAXES AND INSURANCE           9,127        18,954
  ACCRUED INTEREST PAYABLE                                4,901         3,698
  OTHER LIABILITIES                                      13,693        10,972
                                                    -----------   -----------
    TOTAL LIABILITIES                                 3,098,272     2,846,250

SHAREHOLDERS' EQUITY:
  COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
    AUTHORIZED, 47,356,993 AND 47,355,073 ISSUED
    AND OUTSTANDING, RESPECTIVELY                         4,736         4,736
  PAID-IN CAPITAL                                        70,385        70,374
  RETAINED EARNINGS                                     161,843       157,745
  ACCUMULATED OTHER COMPREHENSIVE INCOME:
    NET UNREALIZED GAIN ON SECURITIES AVAILABLE-
    FOR-SALE, NET OF INCOME TAXES                          (888)        1,978
  UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN SHARES            (561)         (561)
  UNEARNED RECOGNITION AND RETENTION PLAN SHARES           (615)         (615)
                                                    -----------   -----------
                                                        234,900       233,657
                                                    -----------   -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  3,333,172     3,079,907
                                                    ===========   ===========


See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            THREE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                      1999                1998
                                                    --------           --------
INTEREST INCOME:
    LOANS RECEIVABLE                                $ 46,555             40,923
    MORTGAGE-BACKED SECURITIES                         6,062              4,592
    TAXABLE INVESTMENT SECURITIES                      2,929              3,050
    TAX-FREE INVESTMENT SECURITIES                     1,031                488
    INTEREST-EARNING DEPOSITS                            247                145
                                                    --------           --------
            TOTAL INTEREST INCOME                     56,824             49,198

INTEREST EXPENSE:
    DEPOSITS                                          26,462             23,339
    BORROWED FUNDS                                     5,188              4,396
                                                    --------           --------
            TOTAL INTEREST EXPENSE                    31,650             27,735

            NET INTEREST INCOME                       25,174             21,463
PROVISION FOR LOAN LOSSES                                624                790
                                                    --------           --------
            NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                         24,550             20,673

NONINTEREST INCOME:
    LOAN FEES AND SERVICE CHARGES                        358                294
    SERVICE CHARGES ON DEPOSIT ACCOUNTS                1,228                714
    GAIN ON SALE OF MARKETABLE SECURITIES, NET            36                 46
    LOSS ON SALE OF LOANS, NET                            (7)              (153)
    GAIN ON SALE OF REAL ESTATE OWNED, NET                25                 92
    OTHER OPERATING INCOME                               718                783
                                                    --------           --------
            TOTAL NONINTEREST INCOME                   2,358              1,776

NONINTEREST EXPENSE:
    COMPENSATION AND EMPLOYEE BENEFITS                 9,524              8,160
    PREMISES AND OCCUPANCY COSTS                       2,115              1,584
    OFFICE OPERATIONS                                  1,179                985
    FEDERAL INSURANCE PREMIUMS                           295                277
    DATA PROCESSING                                      674                430
    CHECK PROCESSING AND ATM EXPENSE                     803                535
    BANK SERVICE CHARGES                                 288                310
    ADVERTISING                                          498                313
    LEGAL, AUDIT AND PROFESSIONAL SERVICES               292                258
    REAL ESTATE OWNED EXPENSE                            191                185
    AMORTIZATION OF INTANGIBLES                        1,104                634
    OTHER EXPENSES                                       479                447
                                                    --------           --------
            TOTAL NONINTEREST EXPENSE                 17,442             14,118

            INCOME BEFORE INCOME TAXES                 9,466              8,331
            FEDERAL AND STATE INCOME TAXES             3,473              3,324
            MINORITY INTEREST IN NET LOSS OF
               SUBSIDIARY                                  0                  3
                                                    --------           --------
                  NET INCOME                        $  5,993              5,010
                                                    ========           ========


BASIC EARNINGS PER SHARE                            $   0.13               0.11
                                                    ========           ========

DILUTED EARNINGS PER SHARE                          $   0.13               0.11
                                                    ========           ========

See accompanying notes to unaudited consolidated financial statements.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     Common Stock
                                                              --------------------------        Paid-in        Retained
                                                                Shares          Amount           Capital        Earnings
                                                              ----------      ----------      ----------      ----------
Beginning balance at June 30, 1998                            46,840,970      $    4,684          67,248         145,259

Comprehensive income:
  Net income                                                           -               -               -           5,010
  Change in unrealized gain on securities,
  net of tax and reclassification adjustment                           -               -               -               -
                                                              ----------      ----------      ----------      ----------
Total comprehensive income                                             -               -               -           5,010

Exercise of stock options                                         23,650               2             128               -

ESOP shares released                                                   -               -               -               -

RRP shares released                                                    -               -               -               -

Dividends declared                                                     -               -               -          (1,875)
                                                              ----------      ----------      ----------      ----------

Ending balance at September 30, 1998                          46,864,620      $    4,686          67,376         148,394
                                                              ==========      ==========      ==========      ==========
                                                                 Accum.         Unearned         Unearned
                                                                 Other          Employee        Recognition
                                                                Compre-           Stock             and          Total
                                                                hensive         Ownership        Retention    Shareholders'
                                                                Income         Plan Shares      Plan Shares      Equity
                                                              ----------      -------------    ------------- ---------------
Beginning balance at June 30, 1998                                 3,371          (1,412)         (1,271)        217,879

Comprehensive income:
  Net income                                                           -               -               -           5,010
  Change in unrealized gain on securities,
  net of tax and reclassification adjustment                         709               -               -             709
                                                              ----------      ----------       ---------      ----------
Total comprehensive income                                           709               -               -           5,719

Exercise of stock options                                              -               -               -             130

ESOP shares released                                                   -               -               -               0

RRP shares released                                                    -               -               -               0

Dividends declared                                                     -               -               -          (1,875)
                                                              ----------      ----------       ---------      ----------

Ending balance at September 30, 1998                               4,080          (1,412)         (1,271)        221,853
                                                              ==========      ==========       =========      ==========


                                                                     Common Stock
                                                              --------------------------        Paid-in        Retained
                                                                Shares          Amount           Capital        Earnings
                                                              ----------      ----------      ----------      ----------
Beginning balance at June 30, 1999                            47,355,073      $    4,736          70,374         157,745

Comprehensive income:
  Net income                                                           -               -               -           5,993
  Change in unrealized gain on securities,
  net of tax and reclassification adjustment                           -               -               -               -
                                                              ----------      ----------      ----------      ----------
Total comprehensive income                                             -               -               -           5,993

Exercise of stock options                                          1,920               -              11               -

ESOP shares released                                                   -               -               -               -

RRP shares released                                                    -               -               -               -

Dividends declared                                                     -               -               -          (1,895)
                                                              ----------      ----------      ----------      ----------

Ending balance at September 30, 1999                          47,356,993      $    4,736          70,385         161,843
                                                              ==========      ==========      ==========      ==========
                                                                 Accum.         Unearned         Unearned
                                                                 Other          Employee        Recognition
                                                                Compre-           Stock             and          Total
                                                                hensive         Ownership        Retention    Shareholders'
                                                                Income         Plan Shares      Plan Shares      Equity
                                                              ----------      -------------    ------------- ---------------
Beginning balance at June 30, 1999                                 1,978            (561)           (615)        233,657

Comprehensive income:
  Net income                                                           -               -               -           5,993
  Change in unrealized gain on securities,
  net of tax and reclassification adjustment                      (2,866)              -               -          (2,866)
                                                              ----------      ----------      ----------      ----------
Total comprehensive income                                        (2,866)              -               -           3,127

Exercise of stock options                                              -               -               -              11

ESOP shares released                                                   -               -               -               0

RRP shares released                                                    -               -               -               0

Dividends declared                                                     -               -               -          (1,895)
                                                              ----------      ----------      ----------      ----------

Ending balance at September 30, 1999                                (888)           (561)           (615)        234,900
                                                              ==========      ==========      ==========      ==========

      See accompanying notes to unaudited consolidated financial statements

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (DOLLARS IN THOUSANDS)

                                                                                  Three Months           Three Months
                                                                                      Ended                  Ended
                                                                                     9/30/99                9/30/98
                                                                                 --------------         --------------
OPERATING ACTIVITIES:
  Net Income                                                                        $   5,993                5,010
  Adjustments to reconcile net income to net cash
     provided by operating activities:
                Provision for loan losses                                                 624                  790
                Net loss (gain) on sales of assets                                        (54)                  15
                Purchase of marketable securities, trading                                  -               (5,284)
                Proceeds from sale of marketable securities, trading                    8,822                5,330
                Amortization of goodwill and other intangible assets                    1,104                  634
                Net depreciation, amortization and accretion                            1,138                  451
                Decrease (increase) in other assets                                       (72)                 694
                Increase (decrease) in other liabilities                                2,394                1,823
                Accretion of discounts on marketable securities                          (111)                 (34)
                Noncash compensation expense related to
                     stock benefit plans                                                  378                  716
                Other                                                                       -                  226
                                                                                    ----------           ----------
                     Net cash provided by operating activities                         20,216               10,371

INVESTING ACTIVITIES:
                Purchase of marketable securities held-to-maturity                     (8,475)              (1,000)
                Purchase of marketable securities available-for-sale                 (105,718)              (1,761)
                Proceeds from maturities and principal reductions
                    of marketable securities held-to-maturity                          11,154                7,009
                Proceeds from maturities and principal reductions
                    of marketable securities available-for-sale                         6,052               13,228
                Proceeds from sales of marketable securities,
                    available-for-sale                                                 15,059                    -
                Loan originations                                                    (188,347)            (222,898)
                Proceeds from loan maturities and principal reductions                113,212              116,232
                Proceeds from loan sales                                                    -                3,976
                Purchase of Federal Home Loan Bank Stock                               (3,112)              (1,064)
                Proceeds from sale of real estate owned                                 1,012                  553
                Net (purchase) sale of real estate owned for investment                     -                 (343)
                Purchase of premises and equipment                                     (3,134)                (962)
                Acquisitions, net of cash received                                    203,319               (4,970)
                                                                                    ----------           ----------
                     Net cash provided (used) by investing activities               $  41,022              (92,000)


                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (DOLLARS IN THOUSANDS)

                                                    Three Months   Three Months
                                                        Ended          Ended
                                                       9/30/99        9/30/98
                                                      ----------   -------------
FINANCING ACTIVITIES:
  Increase in deposits, net                          $   48,325         59,382
  Proceeds from long-term borrowings                      9,578         85,624
  Repayments of long-term borrowings                     (5,621)       (49,312)
  Net increase (decrease) in short-term borrowings      (65,167)        11,422
  Decrease in advances by borrowers for
    taxes and insurance                                  (9,827)        (7,043)
  Cash dividends paid                                    (1,895)        (1,875)
  Proceeds from options exercised                            11            130
                                                      ---------     ----------
    Net cash provided (used) by financing activities    (24,596)        98,328

Net increase in cash and cash equivalents            $   36,642         16,699
                                                      =========     ==========

Cash and cash equivalents at beginning of period     $   84,253         59,395
Net increase in cash and cash equivalents                36,642         16,699
                                                      ---------     ----------
Cash and cash equivalents at end of period           $  120,895         76,094
                                                      =========     ==========

Cash paid during the period for:
  Interest on deposits and borrowings (including
    interest credited to deposit accounts of
    $20,555 and $16,347, respectively)               $   31,523         26,504
                                                      =========     ==========
  Income taxes                                       $      563          1,898
                                                      =========     ==========

Business acquisitions:
  Fair value of assets acquired                      $   68,643          3,057
  Cash received (paid)                                  203,319         (4,970)
  Minority interest                                        -             1,913
                                                      ---------     ----------
    Liabilities assumed                              $  271,962              0
                                                      =========     ==========

Non-cash activites:
  Loans transferred to real estate owned             $      419            426
                                                      =========     ==========
  Sale of real estate owned financed by the
    Company                                          $      144             89
                                                      =========     ==========

See accompanying notes to unaudited consolidated financial statements

                         NOTES TO FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for form 10-Q and, accordingly, do not include information for footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in Northwest Bancorp, Inc.'s Annual Report and Form 10-K for the fiscal year ended June 30, 1999. Certain items previously reported have been reclassified to conform with the current period's reporting format. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.


(2)  Principles of Consolidation
     ---------------------------

The accompanying unaudited consolidated financial statements include the accounts of Northwest Bancorp, Inc. and its wholly owned subsidiaries, Northwest Savings Bank, Jamestown Savings Bank, Northwest Consumer Discount Company, Northwest Finance Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Rid Fed, Inc. and Great Northwest Corporation. All significant intercompany items have been eliminated.


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

In June 1998, the FASB released SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This effective date was changed, however, in June 1999, when the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133 - an Amendment of FASB Statement 133", which delays the adoption of FASB Statement 133 until the first quarter of the Company's fiscal year 2001. The Company does not expect this statement to have a material effect on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

In addition to historical information, this document may contain certain forward-looking statements, as defined in the Securities and Exchange Act of 1934, as amended, and the regulations thereunder. These forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, economic, regulatory and other factors as discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, as they reflect management's analysis only as of the date of this report. The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Discussion of Financial Condition Changes from June 30, 1999 to September 30,
-----------------------------------------------------------------------------
1999
----

Assets
------

At September 30, 1999, the Company had total assets of $3.333 billion, an increase of approximately $253.3 million, or 8.2%, from $3.080 billion at June 30, 1999. This increase was funded primarily by a $319.1 million increase in deposits and net income of $6.0 million which was partially offset by a $61.2 million decrease in borrowed funds.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $799.6 million at September 30, 1999, an increase of $108.7 million, or 15.7%, from $690.9 million at June 30, 1999 as the Company invested a substantial percentage of the deposits received from office acquisitions in these types of assets. Net loans receivable increased by $120.7 million, or 5.3%, to $2.406 billion at September 30, 1999 from $2.285 billion at June 30, 1999 as the Company continued to experience strong loan demand in its markets. Goodwill and other intangibles increased by $19.1 million, or 48.6%, to $58.4 million at September 30, 1999 from $39.3 million at June 30, 1999 as the Company recorded goodwill in acquiring eight full-service offices with deposits of $270.8 million.

Liabilities
-----------

Deposits increased by $319.1 million, or 12.9%, to $2.783 billion at September 30, 1999 from $2.464 billion at June 30, 1999. This increase resulted primarily from the purchase of eight full-service offices with deposits of $270.8 million and normal internal deposit growth. Borrowed funds decreased by $61.2 million, or 17.5%, to $287.7 million at September 30, 1999 from $348.9 million at June 30, 1999 as the Company utilized a portion of its deposit growth to repay borrowed funds. Advances by borrowers for taxes and insurance decreased by $9.8 million, or

51.8%, to $9.1 million at September 30, 1999 from $18.9 million at June 30, 1999. This decrease typically occurs in the third calendar quarter of each year as real estate taxes are paid for a substantial number of the Company's mortgage customers.

Capital Resources and Liquidity
-------------------------------

Total capital at September 30, 1999 was $234.9 million, an increase of $1.2 million, or .5%, from $233.7 million at June 30, 1999. This increase was primarily attributable to net income for the three month period of $6.0 million which was partially offset by the declaration of common stock dividends of $1.9 million. Also offsetting this increase in capital was a $2.9 million decrease in the net unrealized gain on securities available-for-sale as a result of the decrease in the market value of fixed-rate securities during a period of rising interest rates.
---------------

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

As of September 30, 1999, all regulatory capital requirements were exceeded. The actual, required, and well capitalized levels as of September 30, 1999 and June 30, 1999 are as follows: (dollars in thousands)

                               September 30, 1999

                                                                    Minimum Capital      Well Capitalized
                                                    Actual           Requirements          Requirements
-------------------------------------------------------------------------------------------------------------
                                              Amount     Ratio     Amount     Ratio      Amount     Ratio
-------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
-------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                       $191,834    10.91%   $140,652      8.00%   $175,815     10.00%
-------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                        $180,505    10.52%   $137,161      8.00%   $171,451     10.00%
-------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $7,700    17.51%     $3,518      8.00%     $4,397     10.00%
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to risk weighted assets):
-------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                       $175,078     9.96%    $70,326      4.00%   $105,489      6.00%
-------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                        $163,052     9.51%    $68,581      4.00%   $102,871      6.00%
-------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $7,324    16.66%     $1,759      4.00%     $2,638      6.00%
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Tier 1 Capital (core) (to average assets):
-------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                       $175,078     5.54%    $94,794     3.00%*   $157,991      5.00%
-------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                        $163,052     5.31%    $92,073     3.00%*   $153,455      5.00%
-------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $7,324     8.58%     $2,560     3.00%*     $4,266      5.00%
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------

                                  June 30, 1999

                                                                   Minimum Capital        Well Capitalized
                                                   Actual            Requirements            Requirements
-------------------------------------------------------------------------------------------------------------
                                              Amount     Ratio     Amount     Ratio      Amount     Ratio
-------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
-------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                       $208,047    12.67%   $131,384      8.00%   $164,230     10.00%
-------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                        $195,730    12.24%   $127,951      8.00%   $159,939     10.00%
-------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $7,450    18.51%     $3,219      8.00%     $4,024     10.00%
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to risk weighted assets):
-------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                       $190,036    11.57%    $65,692      4.00%    $98,538      6.00%
-------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                        $178,068    11.13%    $63,976      4.00%    $95,963      6.00%
-------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $7,101    17.65%     $1,610      4.00%     $2,414      6.00%
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Tier 1 Capital (core) (to average assets):
-------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                       $190,036     6.30%    $90,475     3.00%*   $150,791      5.00%
-------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                        $178,068     6.16%    $86,704     3.00%*   $144,507      5.00%
-------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $7,101     8.91%     $2,390     3.00%*     $3,984      5.00%
-------------------------------------------------------------------------------------------------------------

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of September 30, 1999, the Company had not been advised of any additional requirements in this regard.


The Company is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The Company's internal liquidity requirement is based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Company has always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at September 30, 1999 was 25.4%. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

Nonperforming Assets
--------------------

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are placed on nonaccrual status when they are more than 90 days contractually delinquent. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value or the principal balance of the related loan. Nonperforming assets decreased $3.5 million, or 17.9%, to $16.0 million at September 30, 1999 from $19.5 million at June 30,
1999.   Management believes that these low levels of nonperforming assets are attributable to stringent credit policies, sustained collection procedures and overall strong economic conditions.

                                         (Dollars in Thousands)

Loans accounted for on a nonaccrual basis:      September 30, 1999   June 30, 1999
----------------------------------------------------------------------------------
One-to-four family residential loans                       $ 8,043         $ 8,623
----------------------------------------------------------------------------------
Multifamily and commercial real estate loans                 2,372           2,141
----------------------------------------------------------------------------------
Consumer loans                                               2,729           2,202
----------------------------------------------------------------------------------
Commercial business loans                                      225           3,150
----------------------------------------------------------------------------------
      Total                                                $13,369         $16,116
----------------------------------------------------------------------------------
Total nonperforming loans as a percentage of
 net loans receivable                                          .56%            .71%
----------------------------------------------------------------------------------
Total real estate acquired through
 foreclosure and other real estate owned                   $ 2,656         $ 3,383
----------------------------------------------------------------------------------
      Total nonperforming assets                           $16,025         $19,499
----------------------------------------------------------------------------------
Total nonperforming assets as a percentage
 of total assets                                               .48%            .63%
----------------------------------------------------------------------------------


Comparison of Operating Results for the Three Months Ended September 30, 1999
-----------------------------------------------------------------------------
and 1998
--------

General
-------

Net income for the three months ended September 30, 1999 was $6.0 million, or $.13 per share, an increase of $1.0 million, or 20.0%, from $5.0 million, or $.11 per share, during the same period last year. This increase in net income resulted primarily from a $3.7 million increase in net interest income and a $582,000 increase in noninterest income which were partially offset by a $3.3 million increase in noninterest expense.

Net Interest Income
-------------------

For the three months ended September 30, 1999, total interest income increased by $7.6 million, or 15.4%, to $56.8 million compared to $49.2 million for the three months ended September 30, 1998. This increase resulted primarily from a $496.0 million, or 19.9%, increase in average interest earning assets to $2.989 billion for the three months ended September 30, 1999 from $2.493 billion for the three months ended September 30, 1998. Partially offsetting this increase in average balance was a decrease in the yield on average interest earning assets to 7.67% for the three months ended September 30, 1999 from 7.93% for the same period last year. The substantial growth in average interest earning assets was primarily due to the investment of funds received from the acquisition of offices over the last twelve months with deposits of approximately $520.8 million combined with continued strong internal growth in the Company's existing franchise. The decrease in the overall yield on interest earning assets resulted primarily from a substantial percentage of the Company's loan portfolio being refinanced since September of 1998 in an effort by borrowers to reduce their interest rates.

Interest income on loans receivable increased by $5.7 million, or 13.9%, to $46.6 million for the quarter ended September 30, 1999 compared to $40.9 million during the same quarter last year. This increase resulted primarily from a $367.4 million, or 18.8%, increase in average loans outstanding to $2.326 billion for the quarter ended September 30, 1999 from $1.959 billion for the same quarter last year. Loan balances increased because of strong loan demand throughout the Company's market area. Partially offsetting this increase in loans receivable was a decrease in the yield on average loans to 8.00% for the quarter ended September 30, 1999 from 8.36% for the comparable period last year. This decrease in average yield resulted primarily from a substantial percentage of the Company's loans refinancing since September of 1998 in an effort by borrowers to lower their interest rates.

Interest income on mortgage-backed securities increased by $1.5 million, or 32.6%, to $6.1 million for the three months ended September 30,1999 from $4.6 million for the same period last year. This increase resulted from a $92.2 million, or 30.7%, increase in the average balance of mortgage-backed securities to $392.3 million for the three months ended September 30, 1999 from $300.1 million for the three months ended September 30, 1998 combined with an increase in the average yield to 6.18% from 6.12% for the same quarter last year. The average balance increased primarily because of the investment of deposits from branch acquisitions. The average yield on mortgage-backed securities increased slightly primarily as a result of the purchase of approximately $75.0 million of fixed rate mortgage-backed pass-through securities in the last three months with an average yield of 7.17%.

Interest income on investment securities increased by $611,000, or 17.2%, on a taxable equivalent basis to $4.2 million for the three months ended September 30, 1999 from $3.5 million for the three months ended September 30, 1998. An increase in the average balance of investment securities of $37.9 million, or 19.5%, to $232.7 million for the three months ended September 30, 1999 from $194.8 million for the three months ended September 30, 1998 was partially offset by a decrease in the average yield to 7.15% for the quarter ended September 30, 1999 from 7.29% for the same quarter last year. The increase in average balance was primarily due to the investment of a percentage of the Company's deposit growth. The decrease in average yield resulted primarily from the purchase of securities over the last twelve months that have a lower yield than other securities in the Company's investment portfolio.

Interest income on interest-earning deposits increased by $102,000, or 70.3%, to $247,000 for the three months ended September 30, 1999 from $145,000 for the three months ended September 30, 1998. A decrease in the average balance of interest-earning deposits of $7.0 million, or 27.3%, to $18.6 million for the three months ended September 30, 1999 from $25.6 million for the three months ended September 30, 1998 was more than offset by an increase in the average yield to 5.30% from 2.27% for the same quarter in the prior year. The change in the average yield is dependant upon the timing as to when the Company begins to earn interest.

Interest expense increased by $4.0 million, or 14.4%, to $31.7 million for the three months ended September 30, 1999 from $27.7 million for the three months ended September 30, 1998. This increase resulted primarily from an increase of $502.6 million, or 21.5%, in the average balance of interest-bearing liabilities to $2.840 billion for the quarter ended September 30, 1999 from $2.337 billion for the quarter ended September 30, 1998. Partially offsetting this increase in balance was a decrease in the average cost of interest-bearing liabilities to 4.46% for the quarter ended September 30, 1999 from 4.75% for the comparable period last year. The increase in average interest-bearing liabilities resulted primarily from an increase of $430.5 million, or 21.3%, in the average balance of deposits, attributed primarily to the office acquisitions over the last twelve months which contributed average deposits of approximately $295.0 million. Also contributing to the growth of interest-bearing liabilities was an increase of $72.2 million, or 23.2%, in average borrowed funds to $384.0 million for the quarter ended September 30, 1999 from $311.8 million for the quarter ended September 30, 1998. The increase in borrowed funds consisted primarily of borrowings from the Federal Home Loan Bank which were used to fund increases in the loan and investment portfolios in an effort to enhance net interest income. The decrease in the average cost of funds resulted primarily from a decrease in market rates in general which effectively lowered the interest rates paid for certificates of deposits, savings accounts, checking accounts and borrowed funds.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $3.7 million, or 17.2%, to $25.2 million for the three months ended September 30, 1999 compared to $21.5 million for the three months ended September 30, 1998.

Provision for Loan Losses
-------------------------

The provision for loan losses decreased by $166,000, or 21.0%, to $624,000 for the quarter ended September 30, 1999 from $790,000 for the quarter ended September 30,1998. Provisions for estimated losses on the loan portfolios are charged to earnings in an amount sufficient, in management's judgement, to cover anticipated losses based upon the inherent risk in the Company's loan portfolio, current economic conditions and historical trends.

Noninterest Income
------------------

Noninterest income increased by $582,000, or 32.8%, to $2.4 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998. This increase can be primarily attributed to additional service fee income of approximately $350,000 associated with the growth in the loan portfolio and deposit relationships. In addition, a new source of income from surcharges for foreign ATM transactions contributed approximately $140,000 and additional transaction fee income as a result of increased usage of debit cards by customers contributed approximately $100,000 to the increase in noninterest income over the prior year.

Noninterest Expense
-------------------

Noninterest expense increased by $3.3 million, or 23.4%, to $17.4 million for the three months ended September 30, 1999 from $14.1 million for the three months ended September 30, 1998. This increase resulted primarily from expected increases associated with the substantial growth in the Company's retail network over the past twelve months. Since September 30, 1998, the Company opened or acquired 30 full service banking facilities which represents approximately a 40% increase in the Company's branch office network.

As a result of the Company's substantial growth along with normal inflationary increases in costs, all expense categories increased for the three months ended
September 30, 1999 when compared to the previous year.   Compensation and
employee benefit expense increased by $1.3 million, or 15.9%, to $9.5 million; premises and occupancy costs increased by $531,000, or 33.5%, to $2.1 million; and other expenses increased by $1.0 million, or 27.0%, to $4.7 million. In addition, as a result of recording goodwill of $20.4 million relating to the acquisition of eight offices with deposits, the expense for amortization of intangibles increased by $470,000, or 74.1%, to $1.1 million for the quarter ended September 30, 1999 from $634,000 in the previous year.

Income Taxes
------------

The provision for income taxes for the three months ended September 30, 1999 increased by $149,000, or 4.5%, to $3.5 million compared to $3.3 million for the same period last year. This increase was primarily due to an increase in income before tax of $1.2 million, or 14.5%, offset by a lower effective tax rate of 36.7% for the three months ended September 30, 1999 compared to 39.9% for the same period in the prior year. This decrease in the effective tax rate was due to an increased emphasis on investing in tax exempt assets.

Year 2000
---------

The Company has devoted substantial resources to address the possible impact of issues relating to the year 2000 ("Y2K") on the Company and its operations. In 1997, after several years of assessing the potential problems, the Company adopted a formal plan addressing the Y2K issue.

The Company's most critical operating system is its core application processing system and the Company addressed this mission critical area by converting to a new core application processing system in November of 1998. The Company recently completed its testing of this core application system and has deemed it to be fully compliant for year 2000 processing. The approximate cost of this
conversion was $3,000,000.   Approximately $1.5 million of these costs were
expenses recorded in the quarters ending December 31, 1998 and March 31, 1999. The remaining costs have been capitalized and will be expensed over various periods in accordance with the Company's depreciation policy.

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

                             Average Balance Sheet
                            (Dollars in Thousands)

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are calculated using monthly averages.

                                                                 Three Months Ended September 30,

                                                           1999                                    1998
-----------------------------------------------------------------------------------------------------------------------
                                             AVERAGE.      INTEREST     AVG          AVERAGE       INTEREST   AVG.
                                             BALANCE                   YIELD/        BALANCE                  YIELD
                                                                        COST                                  /COST
-----------------------------------------------------------------------------------------------------------------------
ASSETS:
-------
Interest earning assets:
  Loans receivable (a) (b)                  $2,326,396      $46,555     8.00%       $1,959,032     $40,923    8.36%
  Mortgage-backed securities (c)              $392,328       $6,062     6.18%         $300,127      $4,592    6.12%
  Investment securities (c) (d) (e)           $232,653       $4,160     7.15%         $194,826      $3,549    7.29%
  FHLB stock                                   $19,318         $331     6.85%          $13,710        $240    7.00%
  Other interest earning deposits              $18,631         $247     5.30%          $25,589        $145    2.27%
                                               -------         ----     -----          -------        ----    -----
Total interest earning assets               $2,989,326      $57,355     7.67%       $2,493,284     $49,449    7.93%
Noninterest earning asset (f)                 $183,632                                $130,197
                                              --------                                --------
TOTAL ASSETS                                $3,172,958                              $2,623,481
                                            ==========                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest bearing liabilities:
  Savings accounts                            $415,530       $3,411     3.28%         $327,763      $2,831    3.45%
  Now accounts                                $350,647       $1,336     1.52%         $293,527      $1,152    1.57%
  Money market demand accounts                $168,593       $1,553     3.68%         $114,565      $1,059    3.70%
  Certificate accounts                      $1,520,973      $20,162     5.30%       $1,289,380     $18,297    5.68%
  Borrowed funds (g)                          $383,986       $5,188     5.40%         $311,841      $4,396    5.64%
                                              --------       ------     -----         --------      ------    -----
Total interest bearing liabilities          $2,839,729      $31,650     4.46%       $2,337,076     $27,735    4.75%
Noninterest bearing liabilities                $98,602                                 $65,737
                                               -------                                 -------
Total liabilities                           $2,938,331                              $2,402,813
Minority interest in subsidiary                     $0                                    $957
Shareholders' equity                          $234,627                                $219,711
                                              --------                                --------
TOTAL LIABILITIES AND  EQUITY               $3,172,958                              $2,623,481
                                            ==========                              ==========

Net interest income/Interest rate spread                    $25,705     3.21%                      $21,714    3.18%
Net interest earning assets/Net               $149,597                  3.44%         $156,208                3.48%
interest margin
Ratio of interest earning assets to
 interest bearing liabilities                   1.05 X                                  1.07 X
-----------------------------------------------------------------------------------------------------------------------

(a) Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.
(b) Interest income includes accretion/amortization of deferred loan fees/expenses.
(c) Interest income on marketable securities does not include market value adjustments for securities available-for-sale.
(d) Interest income on tax-free investment securities is presented on a taxable equivalent basis.
(e)  Average balances include FNMA and FHLMC stock.
(f) Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.
(g) Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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

                 Three months ended September 30, 1999 and 1998

                                        Rate     Volume    Rate/     Net
                                                          Volume   Change
--------------------------------------------------------------------------
Interest earning assets:
  Loans receivable                     ($1,720)  $7,674    ($322)   $5,632
  Mortgage-backed securities               $45   $1,411      $14    $1,470
  Investment securities                   ($65)    $689     ($13)     $611
  FHLB stock                               ($5)     $98      ($2)      $91
  Other interest earning deposits         $194     ($39)    ($53)     $102
                                      --------   ------   ------    ------
Total interest earning assets          ($1,551)  $9,833    ($376)   $7,906

Interest bearing liabilities:
  Savings accounts                       ($140)    $758     ($38)     $580
  Now accounts                            ($34)    $224      ($6)     $184
  Money market demand  accounts            ($4)    $499      ($1)     $494
  Certificate accounts                 ($1,205)  $3,286    ($216)   $1,865
  Borrowed funds                         ($183)  $1,017     ($42)     $792
                                      --------   ------   ------    ------
Total interest bearing liabilities     ($1,566)  $5,784    ($303)   $3,915

Net change in interest income              $15   $4,049     ($73)   $3,991
                                      ========   ======   ======    ======

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

The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at September 30, 1999 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the September 30, 1999 levels.


                                                                             Increase              Decrease
                                                                        ------------------     ---------------
Parallel shift in interest rates over the next 12 months                  1.0%       2.0%       1.0%      2.0%
                                                                        -------    -------     -----     -----
Projected percentage increase/(decrease) in net income                    3.6%       7.1%      (6.2%)   (12.6%)
Projected increase/(decrease) in return on average equity                 0.4%       0.7%      (0.6%)    (1.3%)
Projected increase/(decrease) in earnings per share                       $.02       $.04      ($.03)    ($.06)
Projected percentage increase/(decrease) in market value of equity      (15.6%)    (34.0%)     16.5%     20.6%

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


PART II. OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

Northwest Savings Bank and Northwest Bancorp MHC, along with unrelated parties, have been named as defendants in a class action lawsuit filed in the Allegheny County Court of Common Pleas. This lawsuit is brought on behalf of purchasers of common stock in the Bank's initial public offering which was completed in November 1994. The complaint alleges that the defendants breached their contractual obligations and fiduciary duties by carrying out the offering at a price that allegedly was not justified by market and financial conditions. The defendants previously obtained the dismissal of a lawsuit brought by the same counsel in federal court making similar allegations under federal law. Management intends to vigorously defend against this action.

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

Item 5. Other Information
-------------------------

Stock Purchase
--------------

On September 13, 1999, the Board of Trustees of Northwest Bancorp MHC announced that it would purchase up to 500,000, of the outstanding publicly traded shares of Northwest Bancorp, Inc. Following this announcement Northwest Bancorp MHC purchased 5,000 shares via open market transactions. As a result, at September 30, 1999, Northwest Bancorp MHC owned 72.3% of the outstanding shares of Northwest Bancorp, Inc.

Business Combinations
---------------------

In September 1999, the Company acquired eight retail office facilities located in Western Pennsylvania from PNC Bank Corp. This acquisition included approximately $270 million in deposits, $47 million in consumer and business loans and the related office facilities and equipment. The acquisition was accounted for using the purchase method of accounting


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      Exhibit No. 11 Statement re: computation of per share earnings

                                                          Three Months           Three Months
                                                              Ended                  Ended
                                                        September 30,1999      September 30,1998
                                                        -----------------      -----------------
Net income applicable to common stock                       $ 5,992,595           $ 5,009,533

Weighted-average common shares outstanding                   47,248,627            46,559,719
                                                            -----------           -----------

         Basic earnings per share                           $      0.13           $      0.11
                                                            ===========           ===========

Weighted-average common shares outstanding                   47,248,627            46,559,719

Common stock equivalents due to effect of stock options         377,251               612,985
                                                            -----------           -----------

Total weighted-average common shares and equivalents         47,625,878            47,172,704

         Diluted earnings per share                         $      0.13           $      0.11
                                                            ===========           ===========


                  Exhibit No. 27 Financial Data Schedule attached

         (b)      No Form 8-K reports were filed during the quarter

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                            NORTHWEST BANCORP, INC.



Date: November 12, 1999      By: /s/ William J. Wagner
      -----------------          ----------------------------------------------
                                     William J. Wagner
                                     Chief Financial Officer and Chief Operating
                                            Officer
                                     (Chief Financial and Accounting Officer and
                                            Duly Authorized Representative)