Form 10-Q
period 1999-12-31
NORTHWEST BANCORP INC
filed 2000-02-14
CIK 1042064

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1999

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________to _____________________


                        Commission File Number 0-23817
                                               --------


                            Northwest Bancorp, Inc.
               -------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Pennsylvania                                                   23-2900888
            --------------------------------                                       --------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)


Liberty Street at Second Avenue, Warren Pennsylvania                                 16365
----------------------------------------------------                              ----------
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

Common Stock (.10 par value) 47,360,769 shares outstanding as of December 31, 1999.

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES


                                     INDEX



PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          December 31, 1999, September 30, 1999 and
          and June 30, 1999 (Unaudited)                                       1

          Consolidated Statements of Income for the three and six months
          ended December 31, 1999 and 1998 (Unaudited)                        2

          Consolidated Statements of Changes in Shareholders' Equity for
          the six months ended December 31, 1999 and 1998 (Unaudited)         3

          Consolidated Statements of Cash Flows for the three and six
          months ended December 31, 1999 and 1998 (Unaudited)                 4


          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          23


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                   24

Item 2.   Changes in Securities                                               24

Item 3.   Defaults Upon Senior Securities                                     24

Item 4.   Submission of Matters to a Vote of Security Holders                 25

Item 5.   Other Information                                                   25

Item 6.   Exhibits and Reports on Form 8-K                                    26

          Signature                                                           28

                         ITEM 1. FINANCIAL STATEMENTS



                              NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        DECEMBER 31,       SEPTEMBER 30,       JUNE 30,
                              ASSETS                                       1999                1999             1999
----------------------------------------------------------------       -------------     ---------------     ----------
CASH AND CASH EQUIVALENTS                                             $      101,115             114,801         75,325
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
    INSTITUTIONS                                                               4,635               6,094          8,928
MARKETABLE SECURITIES AVAILABLE-FOR-SALE (AMORTIZED
    COST OF $422,534, $428,335 AND $350,339)                                 418,685             427,437        352,780
MARKETABLE SECURITIES HELD-TO-MATURITY (MARKET
    VALUE OF $233,793, $243,581 AND $250,351)                                243,958             251,244        253,864
                                                                      --------------     ---------------     ----------
         TOTAL CASH, INTEREST-EARNING DEPOSITS AND
         MARKETABLE SECURITIES                                               768,393             799,576        690,897
LOANS RECEIVABLE, NET OF ALLOWANCE FOR ESTIMATED
    LOSSES OF $17,060, $16,756 AND $16,773                                 2,457,295           2,405,978      2,285,238
ACCRUED INTEREST RECEIVABLE                                                   14,850              15,892         14,548
REAL ESTATE OWNED, NET                                                         2,228               2,656          3,383
PREMISES AND EQUIPMENT, NET                                                   39,504              38,706         35,463
GOODWILL AND OTHER INTANGIBLES                                                55,757              57,365         38,253
OTHER ASSETS                                                                  12,553              11,924         11,050
                                                                      --------------     ---------------     ----------
               TOTAL ASSETS                                           $    3,350,580           3,332,097      3,078,832
                                                                      ==============     ===============     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------
LIABILITIES:
    DEPOSITS                                                          $    2,743,034           2,782,846      2,463,711
    BORROWED FUNDS                                                           341,931             287,705        348,915
    ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                             16,251               9,127         18,954
    ACCRUED INTEREST PAYABLE                                                   2,764               4,901          3,698
    OTHER LIABILITIES                                                          9,077              12,618          9,897
                                                                      --------------     ---------------     ----------
        TOTAL LIABILITIES                                                  3,113,057           3,097,197      2,845,175

SHAREHOLDERS' EQUITY:
    COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
        AUTHORIZED, 47,360,769, 47,356,993 AND 47,355,073 ISSUED
        AND OUTSTANDING, RESPECTIVELY                                          4,736               4,736          4,736
    PAID-IN CAPITAL                                                           70,394              70,385         70,374
    RETAINED EARNINGS                                                        166,068             161,843        157,745
    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
        NET UNREALIZED GAIN (LOSS) ON SECURITIES
        AVAILABLE-FOR-SALE, NET OF INCOME TAXES                              (2,920)                (888)         1,978
    UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN SHARES                              (561)                (561)          (561)
    UNEARNED RECOGNITION AND RETENTION PLAN SHARES                             (194)                (615)          (615)
                                                                      --------------     ---------------     ----------
                                                                             237,523             234,900        233,657
                                                                      --------------     ---------------     ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $    3,350,580           3,332,097      3,078,832
                                                                      ==============     ===============     ==========

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    THREE MONTHS                         SIX MONTHS
                                                                 ENDED DECEMBER 31,                  ENDED DECEMBER 31,
                                                               1999             1998                1999           1998
                                                         ---------------   --------------       ------------   ------------
INTEREST INCOME:
    LOANS RECEIVABLE                                     $       48,889           42,481             95,444         83,404
    MORTGAGE-BACKED SECURITIES                                    6,864            4,280             12,926          8,953
    TAXABLE INVESTMENT SECURITIES                                 2,707            2,834              5,636          5,745
    TAX-FREE INVESTMENT SECURITIES                                1,042              572              2,073          1,060
    INTEREST-EARNING DEPOSITS                                       247              279                494            482
                                                         ---------------   --------------       ------------   ------------
            TOTAL INTEREST INCOME                                59,749           50,446            116,573         99,644

INTEREST EXPENSE:
    DEPOSITS                                                     29,197           24,447             55,659         47,786
    BORROWED FUNDS                                                4,140            4,382              9,328          8,778
                                                         ---------------   --------------       ------------   ------------
            TOTAL INTEREST EXPENSE                               33,337           28,829             64,987         56,564

            NET INTEREST INCOME                                  26,412           21,617             51,586         43,080
PROVISION FOR LOAN LOSSES                                           811              866              1,435          1,656
                                                         ---------------   --------------       ------------   ------------
            NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                    25,601           20,751             50,151         41,424

NONINTEREST INCOME:
    LOAN FEES AND SERVICE CHARGES                                   322              202                680            496
    SERVICE CHARGES ON DEPOSIT ACCOUNTS                           1,314              766              2,542          1,480
    GAIN ON SALE OF MARKETABLE SECURITIES, NET                        0               30                 36             76
    LOSS ON SALE OF LOANS, NET                                       (8)            (265)               (15)          (418)
    GAIN (LOSS) ON SALE OF REAL ESTATE OWNED, NET                     3               (7)                28             85
    OTHER OPERATING INCOME                                          768              666              1,486          1,449
                                                         ---------------   --------------       ------------   ------------
            TOTAL NONINTEREST INCOME                              2,399            1,392              4,757          3,168

NONINTEREST EXPENSE:
    COMPENSATION AND EMPLOYEE BENEFITS                            9,379            8,553             18,903         16,713
    PREMISES AND OCCUPANCY COSTS                                  2,143            1,557              4,258          3,141
    OFFICE OPERATIONS                                             1,594            1,066              2,773          2,051
    FEDERAL INSURANCE PREMIUMS                                      309              278                604            555
    DATA PROCESSING                                                 659              640              1,333          1,070
    CHECK PROCESSING AND ATM EXPENSE                                922              463              1,725            998
    BANK SERVICE CHARGES                                            444              330                732            640
    ADVERTISING                                                     607              541              1,105            854
    LEGAL, AUDIT AND PROFESSIONAL SERVICES                          205              189                497            447
    REAL ESTATE OWNED EXPENSE                                       123              130                314            315
    AMORTIZATION OF INTANGIBLES                                   1,577              733              2,681          1,367
    OTHER EXPENSES                                                  944              518              1,423            965
                                                         ---------------   --------------       ------------   ------------
            TOTAL NONINTEREST EXPENSE                            18,906           14,998             36,348         29,116

            INCOME BEFORE INCOME TAXES                            9,094            7,145             18,560         15,476
            FEDERAL AND STATE INCOME TAXES                        2,976            2,888              6,449          6,212
            MINORITY INTEREST IN NET LOSS OF SUBSIDIARY               0                0                  0              3
                                                         ---------------   --------------       ------------   ------------
                  NET INCOME                             $         6,118            4,257             12,111          9,267
                                                         ===============   ==============       ============   ============


BASIC EARNINGS PER SHARE                                 $          0.13             0.09               0.26           0.20
                                                         ===============   ==============       ============   ============

DILUTED EARNINGS PER SHARE                               $          0.13             0.09               0.25           0.20
                                                         ===============   ==============       ============   ============

See accompanying notes to unaudited consolidated financial statements.

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                            Common Stock
                                                    ---------------------------    Paid-in     Retained
                                                       Shares         Amount       Capital     Earnings
                                                    ------------    -----------  ----------  -----------
Beginning balance at June 30, 1998                    46,840,970  $       4,684      67,248      145,259

Comprehensive income:
     Net income                                            -              -           -            9,267
     Change in unrealized gain on securities,
     net of tax and reclassification adjustment            -              -           -            -
                                                    ------------    -----------  ----------  -----------
Total comprehensive income                                 -              -           -            9,267
Stock issuance for acquisition                  *        475,128             48       1,145        -
Exercise of stock options                                 32,680              3         180        -
ESOP shares released                                       -              -           -            -
RRP shares released                                        -              -           -            -
Dividends declared                                         -              -           -           (3,768)
                                                    ------------    -----------  ----------  -----------
Ending balance at December 31, 1998                   47,348,778  $       4,735      68,573      150,758
                                                    ============    ===========  ==========  ===========
                                                      Accum.               Unearned              Unearned
                                                      Other                Employee            Recognition
                                                      Compre-                Stock                 and                 Total
                                                      hensive              Ownership             Retention          Shareholders'
                                                      Income              Plan Shares           Plan Shares             Equity
                                                ---------------------   -------------------   ------------------- ----------------
Beginning balance at June 30, 1998                             3,371               (1,412)               (1,271)           217,879

Comprehensive income:
     Net income                                          -                      -                     -                      9,267
     Change in unrealized gain on securities,
     net of tax and reclassification adjustment                2,056            -                     -                      2,056
                                                ---------------------   -------------------   ------------------- ----------------
Total comprehensive income                                     2,056            -                     -                     11,323
Stock issuance for acquisition                           -                      -                     -                      1,193
Exercise of stock options                                -                      -                     -                        183
ESOP shares released                                     -                      -                     -                          0
RRP shares released                                      -                      -                     -                          0
Dividends declared                                       -                      -                     -                     (3,768)
                                                ---------------------   -------------------   ------------------- ----------------
Ending balance at December 31, 1998                            5,427               (1,412)               (1,271)           226,810
                                                =====================   ===================   =================== ================

                                                            Common Stock
                                                    ---------------------------    Paid-in     Retained
                                                       Shares         Amount       Capital     Earnings
                                                    ------------    -----------  ----------  -----------
Beginning balance at June 30, 1999                    47,355,073   $      4,736      70,374      157,745

Comprehensive income:
     Net income                                            -              -           -           12,111
     Change in unrealized gain on securities,
     net of tax and reclassification adjustment            -              -           -            -
                                                    ------------       --------  ----------  -----------
Total comprehensive income                                 -              -           -           12,111
Exercise of stock options                                  5,696          -              20        -
ESOP shares released                                       -              -           -            -
RRP shares released                                        -              -           -            -
Dividends declared                                         -              -           -           (3,788)
                                                    ------------       --------  ----------  -----------
Ending balance at December 31, 1999                   47,360,769   $      4,736      70,394      166,068
                                                    ============       ========  ==========  ===========

                                                       Accum.                Unearned              Unearned
                                                       Other                 Employee            Recognition
                                                      Compre-                 Stock                  and                Total
                                                      hensive               Ownership             Retention         Shareholders'
                                                   Income (Loss)           Plan Shares           Plan Shares            Equity
                                                ---------------------   -------------------   -----------------------------------
Beginning balance at June 30, 1999                             1,978                  (561)                 (615)         233,657

Comprehensive income:
     Net income                                          -                      -                     -                    12,111
     Change in unrealized gain on securities,
     net of tax and reclassification adjustment               (4,898)           -                     -                    (4,898)
                                                ---------------------   -------------------   -----------------------------------
Total comprehensive income                                    (4,898)           -                     -                     7,213
Exercise of stock options                                -                      -                     -                        20
ESOP shares released                                     -                      -                     -                         0
RRP shares released                                      -                      -                            421              421
Dividends declared                                       -                      -                     -                    (3,788)
                                                ---------------------   -------------------   -----------------------------------
Ending balance at December 31, 1999                           (2,920)                 (561)                 (194)         237,523
                                                =====================   ===================   ===================================


*    Represents shares issued for the acquisition of Corry Savings Bank

See accompanying notes to unaudited consolidated financial statements

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                            (DOLLARS IN THOUSANDS)

                                                                             Three Months   Three Months   Six Months   Six Months
                                                                                Ended           Ended        Ended        Ended
                                                                               12/31/99       12/31/98      12/31/99     12/31/98
                                                                             ------------   ------------   ----------   ----------
OPERATING ACTIVITIES:
  Net Income                                                                 $     6,118          4,257       12,111        9,267
  Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
            Provision for loan losses                                                811            866        1,435        1,656
            Net loss (gain) on sales of assets                                         5            242          (49)         257
            Purchase of marketable securities, trading                                 -              -            -       (5,284)
            Proceeds from sale of marketable securities, trading                       -             30        8,822        5,360
            Amortization of goodwill and other intangible assets                   1,577            733        2,681        1,367
            Net depreciation, amortization and accretion                             926            534        2,064          985
            Decrease (increase) in other assets                                    1,725        (14,423)       1,653      (13,729)
            Increase (decrease) in other liabilities                              (5,573)        (1,202)      (3,179)         621
            Amortization of premium (discount) on marketable securities             (121)             3         (232)         (31)
            Noncash compensation expense related to
                 stock benefit plans                                                 316            684          694        1,400
            Other                                                                      -              -            -          226
                                                                             ------------   ------------   ----------   ----------
                 Net cash provided (used) by operating activities                  5,784         (8,276)      26,000        2,095

INVESTING ACTIVITIES:
            Purchase of marketable securities held-to-maturity                         -        (30,520)      (8,475)     (31,520)
            Purchase of marketable securities available-for-sale                  (1,000)       (19,776)    (106,718)     (21,537)
            Proceeds from maturities and principal reductions
                of marketable securities held-to-maturity                          7,320         24,883       18,474       31,892
            Proceeds from maturities and principal reductions
                of marketable securities available-for-sale                        6,888         19,333       12,940       32,561
            Proceeds from sales of marketable securities,
                available-for-sale                                                     -              -       15,059            -
            Loan originations                                                   (154,807)      (227,989)    (343,154)    (450,887)
            Proceeds from loan maturities and principal reductions               101,891         94,115      215,103      210,347
            Proceeds from loan sales                                                   -          3,389            -        7,365
            Purchase of Federal Home Loan Bank Stock                                   -         (3,311)      (3,112)      (4,375)
            Proceeds from sale of real estate owned                                  893          1,718        1,905        2,271
            Net (purchase) sale of real estate owned for investment                  (70)           (21)         (70)        (364)
            Purchase of premises and equipment                                    (1,698)        (2,586)      (4,832)      (3,548)
            Acquisitions, net of cash received                                         -        157,964      203,319      152,994
                                                                             ------------   ------------   ----------   ----------
                 Net cash provided (used) by investing activities            $   (40,583)        17,199          439      (74,801)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (DOLLARS IN THOUSANDS)

                                                                          Three Months   Three Months    Six Months     Six Months
                                                                             Ended           Ended          Ended          Ended
                                                                            12/31/99       12/31/98       12/31/99       12/31/98
                                                                          ------------   ------------   ------------   ------------
FINANCING ACTIVITIES:
            Increase (decrease) in deposits, net                          $   (39,812)        57,641          8,513        117,023
            Proceeds from long-term borrowings                                  7,351          2,782         16,929         88,406
            Repayments of long-term borrowings                                 (1,931)       (18,994)        (7,552)       (68,306)
            Net increase (decrease) in short-term borrowings                   48,806        (32,001)       (16,361)       (20,579)
            Increase (decrease) in advances by borrowers for
                 taxes and insurance                                            7,124          6,446         (2,703)          (597)
            Cash dividends paid                                                (1,893)        (1,893)        (3,788)        (3,768)
            Stock issuance for acquisition                                          -          1,193              -          1,193
            Proceeds from stock options exercised                                   9             53             20            183
                                                                          ------------   ------------   ------------   ------------
                 Net cash provided (used) by financing activities              19,654         15,227         (4,942)       113,555

Net increase (decrease) in cash and cash equivalents                      $   (15,145)        24,150         21,497         40,849
                                                                          ============   ============   ============   ============


Cash and cash equivalents at beginning of period                          $   120,895         76,094         84,253         59,395
Net increase (decrease) in cash and cash equivalents                          (15,145)        24,150         21,497         40,849
                                                                          ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period                                $   105,750        100,244        105,750        100,244
                                                                          ============   ============   ============   ============


Cash paid during the period for:
       Interest on deposits and borrowings (including interest
            credited to deposit accounts of $23,463, $18,087,
            $44,018 and $34,434, respectively)                            $    35,474         29,753         65,921         56,257
                                                                          ============   ============   ============   ============

       Income taxes                                                       $     7,881          7,260          8,415          9,158
                                                                          ============   ============   ============   ============


Business acquisitions:
       Fair value of assets acquired                                      $         -         43,785         68,643         46,842
       Cash received (paid)                                                         -        157,964        203,319        152,994
       Minority interest                                                            -              -              -          1,913
                                                                          ------------   ------------   ------------   ------------
            Liabilities assumed                                           $         -        201,749        271,962        201,749
                                                                          ============   ============   ============   ============


Non-cash activities:
       Loans transferred to real estate owned                             $       462          1,479           881          1,905
                                                                          ============   ============   ===========    ===========
       Sale of real estate owned financed by the Company                  $       117            133           261            222
                                                                          ============   ============   ===========    ===========

See accompanying notes to unuadited consolidated financial statements

                          NOTES TO FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for form 10-Q and, accordingly, do not include information for footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in Northwest Bancorp, Inc.'s Annual Report and Form 10-K for the fiscal year ended June 30, 1999. Certain items previously reported have been reclassified to conform with the current period's reporting format. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.


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


(3)  Accounting Developments
     -----------------------

In March 1998, the American Institute of Certified Public Accountants (AICPA) released Statement of Position No. 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use, that otherwise may have been expensed. This statement is effective for fiscal years beginning after December 15, 1998 and restatement of prior year financial information is not permitted. Adoption of this statement in the current fiscal year did not have a material effect on the Company's financial position or results of operations.

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

Discussion of Financial Condition Changes from June 30, 1999 to December 31,
----------------------------------------------------------------------------
1999
----

Assets
------

At December 31, 1999, the Company had total assets of $3.351 billion, an increase of approximately $271.7 million, or 8.8%, from $3.079 billion at June 30, 1999. This increase was funded primarily by a $279.3 million increase in deposits and net income of $12.1 million.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $768.4 million at December 31, 1999, an increase of $77.5 million, or 11.2%, from $690.9 million at June 30, 1999. The Company utilized the deposits received from office acquisitions to acquire additional marketable securities as well as increase its Y2K cash reserve levels. Net loans receivable increased by $172.1 million, or 7.5%, to $2.457 billion at December 31, 1999 from $2.285 billion at June 30, 1999 as the Company continued to experience strong loan demand in its markets. Goodwill and other intangibles increased by $17.5 million, or 45.7%, to $55.8 million at December 31, 1999 from $38.3 million at June 30, 1999 as the Company recorded goodwill in acquiring eight full-service offices with deposits of $270.8 million in September 1999.

Liabilities
-----------

Deposits increased by $279.3 million, or 11.3%, to $2.743 billion at December 31, 1999 from $2.464 billion at June 30, 1999. This increase resulted primarily from the purchase of eight full-service offices with deposits of $270.8 million and normal internal deposit growth. Borrowed funds decreased by $7.0 million, or 2.0%, to $341.9 million at December 31, 1999 from $348.9 million at June 30, 1999 as the Company's asset growth was funded primarily by the aforementioned deposit acquisitions.

Capital Resources and Liquidity
-------------------------------

Total capital at December 31, 1999 was $237.5 million, an increase of $3.8 million, or 1.6%, from $233.7 million at June 30, 1999. This increase was primarily attributable to net income for the six month period of $12.1 million which was partially offset by the declaration of common stock dividends of $3.8 million. Also affecting capital was a $4.9 million decrease in the net unrealized gain on securities available-for-sale as a result of the decrease in the market value of fixed-rate securities during a period of rising interest rates.

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

As of December 31, 1999, all regulatory capital requirements were exceeded. The actual, required, and well capitalized levels as of December 31, 1999 and June 30, 1999 are as follows: (dollars in thousands)



                                          December 31, 1999    Minimum Capital   Well Capitalized
                                                Actual          Requirements      Requirements
-------------------------------------------------------------------------------------------------
                                            Amount   Ratio     Amount    Ratio    Amount    Ratio
-------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
-------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                   $199,535  11.15%   $143,168    8.00%  $178,960   10.00%
-------------------------------------------------------------------------------------------------
Northwest Savings Bank                    $187,520  10.77%   $139,286    8.00%  $174,108   10.00%
-------------------------------------------------------------------------------------------------
Jamestown Savings Bank                    $  7,743  16.21%     $3,821    8.00%    $4,777   10.00%
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Tier 1 Capital (to risk weighted
 assets):
-------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                   $182,475  10.20%    $71,584    4.00%  $107,376    6.00%
-------------------------------------------------------------------------------------------------
Northwest Savings Bank                    $169,898   9.76%    $69,643    4.00%  $104,465    6.00%
-------------------------------------------------------------------------------------------------
Jamestown Savings Bank                      $7,340  15.37%     $1,911    4.00%    $2,866    6.00%
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Tier 1 Capital (core) (to average
 assets):
-------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                   $182,475   5.53%    $98,910   3.00%*  $164,851    5.00%
-------------------------------------------------------------------------------------------------
Northwest Savings Bank                    $169,898   5.30%    $96,094   3.00%*  $160,156    5.00%
-------------------------------------------------------------------------------------------------
Jamestown Savings Bank                      $7,340   8.27%     $2,662   3.00%*    $4,437    5.00%
-------------------------------------------------------------------------------------------------



                                              June 30, 1999   Minimum Capital    Well Capitalized
                                                 Actual        Requirements       Requirements
-------------------------------------------------------------------------------------------------
                                            Amount    Ratio   Amount    Ratio    Amount    Ratio
-------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
-------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                   $208,047   12.67% $131,384    8.00%  $164,230    10.00%
-------------------------------------------------------------------------------------------------
Northwest Savings Bank                    $195,730   12.24% $127,951    8.00%  $159,939    10.00%
-------------------------------------------------------------------------------------------------
Jamestown Savings Bank                    $  7,450   18.51%   $3,219    8.00%    $4,024    10.00%
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Tier 1 Capital (to risk weighted
assets):
-------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                   $190,036   11.57%  $65,692    4.00%   $98,538     6.00%
-------------------------------------------------------------------------------------------------
Northwest Savings Bank                    $178,068   11.13%  $63,976    4.00%   $95,963     6.00%
-------------------------------------------------------------------------------------------------
Jamestown Savings Bank                      $7,101   17.65%   $1,610    4.00%    $2,414     6.00%
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Tier 1 Capital (core) (to average
assets):
-------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                   $190,036    6.30%  $90,475   3.00%*  $150,791     5.00%
-------------------------------------------------------------------------------------------------
Northwest Savings Bank                    $178,068    6.16%  $86,704   3.00%*  $144,507     5.00%
-------------------------------------------------------------------------------------------------
Jamestown Savings Bank                      $7,101    8.91%   $2,390   3.00%*    $3,984     5.00%
-------------------------------------------------------------------------------------------------

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of December 31, 1999, the Company had not been advised of any additional requirements in this regard.


The Company is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The Company's internal liquidity requirement is based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Company has always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at December 31, 1999 was 24.3%. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

Nonperforming Assets
--------------------

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual status when they are more than 90 days contractually delinquent but may be placed on nonaccrual even if they are not 90 days or more delinquent if other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value or the principal balance of the related loan. Nonperforming assets decreased by $3.3 million, or 16.9%, to $16.2 million at December 31, 1999 from $19.5 million at June 30, 1999. Management believes that these low levels of nonperforming assets are attributable to stringent credit policies, sustained collection procedures and overall strong economic conditions.

                                         (Dollars in Thousands)
------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:   December 31, 1999   June 30, 1999
------------------------------------------------------------------------------
One-to-four family residential loans                   $ 8,322         $ 8,623
------------------------------------------------------------------------------
Multifamily and commercial real estate loans             1,999           2,141
------------------------------------------------------------------------------
Consumer loans                                           3,467           2,202
------------------------------------------------------------------------------
Commercial business loans                                  209           3,150
------------------------------------------------------------------------------
     Total                                             $13,997         $16,116
------------------------------------------------------------------------------
Total nonperforming loans as a percentage
of net loans receivable                                   .57%            .71%
------------------------------------------------------------------------------
Total real estate acquired through
foreclosure and other real estate owned                $ 2,228         $ 3,383
------------------------------------------------------------------------------
     Total nonperforming assets                        $16,225         $19,499
------------------------------------------------------------------------------
Total nonperforming assets as a percentage
of total assets                                           .48%            .63%
------------------------------------------------------------------------------

Comparison of Operating Results for the Three Months and Six Months Ended
-------------------------------------------------------------------------
December 31, 1999 and 1998
--------------------------

General
-------

Net income for the three months ended December 31, 1999 was $6.1 million, or $.13 per share, an increase of $1.8 million, or 41.9%, from $4.3 million, or $.09 per share, for the same quarter last year. This increase in net income resulted primarily from a $4.8 million increase in net interest income and a $1.0 million increase in noninterest income which were partially offset by a $3.9 million increase in noninterest expense.

For the six months ended December 31, 1999 net income was $12.1 million, or $.25 per diluted share, an increase of $2.8 million, or 30.1%, from $9.3 million, or $.20 per diluted share, for the same period last year. This increase in net income resulted primarily from an $8.5 million increase in net interest income and a $1.6 million increase in noninterest income which was partially offset by a $7.2 million increase in noninterest expense.

Net Interest Income
-------------------

For the three months ended December 31, 1999, total interest income increased by $9.3 million, or 18.5%, to $59.7 million compared to $50.4 million for the three months ended December 31, 1998. This increase resulted primarily from a $475.7 million, or 18.2%, increase in average interest earning assets to $3.096 billion for the three months ended December 31, 1999 from $2.620 billion for the three months ended December 31, 1998. Also contributing to this increase in total interest income was an increase in the yield on average interest earning assets to 7.79% for the three months ended December 31, 1999 from 7.75% for the same period last year. The substantial growth in average interest earning assets was primarily due to the investment of funds received from the acquisition of offices over the last twelve months with average deposits of approximately $450.0 million combined with continued strong internal growth in the Company's existing franchise. The increase in the overall yield on interest earning assets from quarter to quarter resulted primarily from an increase in the yield on variable rate mortgage-backed securities, which comprise approximately 55% of the investment portfolio, due to an increase in market interest rates.

Interest income on loans receivable increased by $6.4 million, or 15.1%, to $48.9 million for the quarter ended December 31, 1999 compared to $42.5 million during the same quarter last year. This increase resulted primarily from a $337.2 million, or 16.2%, increase in average loans outstanding to $2.419 billion for the quarter ended December 31, 1999 from $2.081 billion for the same quarter last year. Loan balances increased because of strong loan demand throughout the Company's market area as well as the purchase of approximately $47.0 million of loans in September, 1999 as part of the acquisition of eight retail offices. Partially offsetting this increase in loans receivable was a decrease in the yield on average loans to 8.09% for the quarter ended December 31, 1999 from 8.16% for the comparable period last year. This decrease in average yield resulted primarily from the substantial growth in the Company's loan portfolio at rate levels lower than the existing average portfolio rate.

Interest income on mortgage-backed securities increased by $2.6 million, or 60.5%, to $6.9 million for the three months ended December 31,1999 from $4.3 million for the same period last year. This increase resulted primarily from a $118.9 million, or 39.1%, increase in the average balance of mortgage-backed securities to $422.7 million for the three months ended December 31, 1999 from $303.8 million for the three months ended December 31, 1998 combined with an increase in the average yield to 6.49% from 5.64% for the same quarter last year. The average balance increased primarily because of the investment of deposits from branch acquisitions. The average yield on mortgage-backed securities, most of which are variable rate, increased in response to an increase in market interest rates for short-term securities.

Interest income on investment securities increased by $549,000, or 16.3%, on a taxable equivalent basis, to $3.9 million for the three months ended December 31, 1999 from $3.4 million for the three months ended December 31, 1998. An increase in the average balance of investment securities of $32.5 million, or 17.2%, to $221.4 million for the three months ended December 31, 1999 from $188.9 million for the three months ended December 31, 1998 was partially offset by a decrease in the average yield to 7.09% for the quarter ended December 31, 1999 from 7.15% for the same quarter last year. The increase in average balance was primarily due to the investment of a portion of the Company's deposit growth. The decrease in average yield resulted primarily from the purchase of securities over the last twelve months that have a lower yield than other securities in the Company's investment portfolio.

Interest income on interest-earning deposits decreased by $32,000, or 11.5%, to $247,000 for the three months ended December 31, 1999 from $279,000 for the three months ended December 31, 1998. A decrease in the average balance of interest-earning deposits of $17.1 million, or 57.6%, to $12.6 million for the three months ended December 31, 1999 from $29.7 million for the three months ended December 31, 1998 was partially offset by an increase in the average yield to 7.86% from 3.75% for the same quarter in the prior year. The significant volatility in the average yield is largely influenced by the timing as to when the Company begins to earn interest on its daily deposits and the float experienced on checks issued.

Interest expense increased by $4.5 million, or 15.6%, to $33.3 million for the three months ended December 31, 1999 from $28.8 million for the three months ended December 31, 1998. This increase resulted from an increase of $457.1 million, or 18.6%, in the average balance of interest-bearing liabilities to $2.920 billion for the quarter ended December 31, 1999 from $2.463 billion for the quarter ended December 31, 1998. Partially offsetting this increase in balance was a decrease in the average cost of interest-bearing liabilities to 4.57% for the quarter ended December 31, 1999 from 4.68% for the comparable period last year. The increase in average interest-bearing liabilities resulted primarily from an increase of $476.5 million, or 22.4%, in the average balance of deposits, attributed primarily to the office acquisitions over the last twelve months which contributed average deposits of approximately $450.0 million. Partially offsetting this increase in deposits was a decrease of $19.3 million, or 5.8%, in average borrowed funds to $315.2 million for the quarter ended December 31, 1999 from $334.5 million for the quarter ended December 31, 1998. This change in mix between deposits and borrowed funds resulted from the Company utilizing a portion of its deposit growth to repay borrowed funds. The decrease in the average cost of funds resulted primarily from a decrease in the average cost of certificates of deposit to 5.50% for the quarter ended December 31, 1999 from 5.66% for the quarter ended December 31, 1998 as high-rate certificates of deposit rolled over at generally lower rates. In addition, the Company lowered its checking account rates during the quarter ended December 31, 1999 in response to competitive forces in its market.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $4.8 million, or 22.2%, to $26.4 million for the three months ended December 31, 1999 compared to $21.6 million for the three months ended December 31, 1998.

For the six months ended December 31, 1999 total interest income increased by $17.0 million, or 17.1%, to $116.6 million compared to $99.6 million for the six months ended December 31, 1998. This increase resulted primarily from a $500.7 million, or 19.6%, increase in average interest earning assets to $3.062 billion for the six months ended December 31, 1999 from $2.561 billion for the six months ended December 31, 1998. Partially offsetting this increase in average balance was a decrease in the average yield to 7.68% for the six months ended December 31, 1999 from 7.82% for the same period last year. The substantial increase in average interest earning assets was primarily due to the investment of funds received from the acquisition of offices combined with continued strong internal growth. The yield on average interest earning assets declined as a result of the significant increase in interest earning assets over the past year at yields that were generally lower than the existing average portfolio yield.

Interest income on loans receivable increased by $12.0 million, or 14.4%, to $95.4 million for the six months ended December 31, 1999 from $83.4 million for the six months ended December 31, 1998. This increase resulted primarily from a $363.9 million, or 18.0%, increase in average loans outstanding to $2.388 billion for the six months ended December 31, 1999 from $2.024 billion for the same period last year. Partially offsetting the increase in average loans outstanding was a decrease in the average yield on loans to 7.99% for the six months ended December 31, 1999 from 8.24% for the six months ended December 31, 1998. Interest income on mortgage-backed securities increased by $3.9 million, or 43.3%, to $12.9 million for the six months ended December 31, 1999 from $9.0 million for the six months ended December 31, 1998. This increase resulted from a $109.7 million, or 36.2%, increase in the average balance of mortgage-backed securities to $412.6 million for the six months ended December 31, 1999 from $302.9 million for the six months ended December 31, 1998 combined with an increase in the average yield to 6.27% from 5.91%. Interest income on investment securities increased by $1.3 million, or 19.1%, on a taxable equivalent basis, to $8.1 million for the six months ended December 31, 1999 from $6.8 million for the six months ended December 31, 1998. This increase resulted from a $33.3 million, or 17.4%, increase in the average balance of investment securities to $225.1 million for the six months ended December 31, 1999 from $191.8 million for the six months ended December 31, 1998 combined with an increase in the average yield to 7.18% from 7.07%.

Interest income on interest-earning deposits increased by $12,000, or 2.5%, to $494,000 for the six months ended December 31, 1999 from $482,000 for the six months ended December 31, 1998. A decrease in the average balance of interest-earning deposits by $11.2 million, or 41.3%, to $15.9 million for the six months ended December 31, 1999 from $27.1 million for the six months ended December 31, 1998 was more than offset by an increase in the average yield to 6.20% from 3.55%. These changes in average balances and average yields on interest earning assets were primarily caused by the same factors as discussed in the aforementioned analysis for the three months ended December 31, 1999 and 1998.

For the six months ended December 31, 1999 interest expense increased by $8.4 million, or 14.8%, to $65.0 million compared to $56.6 million for the six months ended December 31, 1998. This increase resulted primarily from a $490.8 million, or 20.4%, increase in the average balance of interest-bearing liabilities to $2.893 billion for the six months ended December 31, 1999 from $2.402 billion for the six months ended December 31, 1998. Partially offsetting this increase in average balance was a decrease in the average cost of funds to 4.49% for the six months ended December 31, 1999 compared to 4.71% for the six months ended December 31, 1998. The increase in average interest-bearing liabilities resulted primarily from a $473.6 million, or 22.8%, increase in the average balance of deposits attributed primarily to the aforementioned office acquisitions as well as strong internal deposit growth. Interest-bearing liabilities also increased due to a $17.2 million, or 5.4%, increase in average borrowed funds to $338.1 million for the six months ended December 31, 1999 from $320.9 million for the six months ended December 31, 1998. The decrease in the average cost of funds during the current six month period compared to the prior year resulted primarily from the rollover of certificates of deposit at lower interest rates due to the general downward trend in the level of interest rates over the past several years.

Provision for Loan Losses
-------------------------

The provision for loan losses decreased by $55,000, or 6.4%, to $811,000 for the quarter ended December 31, 1999 from $866,000 for the quarter ended December 31,1998. For the six months ended December 31, 1999 the provision for loan losses decreased by $221,000, or 13.3%, to $1.4 million from $1.6 million for the six months ended December 31, 1998. Provisions for estimated losses on the loan portfolios are charged to earnings in an amount sufficient, in management's judgement, to cover anticipated losses based upon the inherent risk in the Company's loan portfolio, current economic conditions and historical trends. Management believes that credit quality remains consistently strong.

Noninterest Income
------------------

Noninterest income increased by $1.0 million, or 90.9%, to $2.4 million for the three months ended December 31, 1999 from $1.4 million for the three months ended December 31, 1998. Of this increase, approximately $350,000 was attributable to fee income relating to the Company's growth in loans and deposits. In addition, a new source of income, surcharges for foreign ATM transactions, contributed approximately $275,000 and the increased usage of debit cards by customers contributed increased transaction fee income of approximately $150,000. Also contributing to the quarter over quarter increase in noninterest income were losses in the prior year on the sale of loans of $265,000 associated with the discontinuation of the Company's mortgage banking subsidiary in December 1998.

For the six months ended December 31, 1999 noninterest income increased by $1.6 million, or 50.0%, to $4.8 million compared to $3.2 million for the six months ended December 31, 1998. This increase was attributable to additional loan and deposit fee income of approximately $700,000, foreign ATM surcharges of approximately $400,000 and additional debit card transaction fee income of approximately $250,000. In addition, the prior year contained losses on the sale of loans of approximately $400,000 that were not experienced in the current fiscal year.

Noninterest Expense
-------------------

Noninterest expense increased by $3.9 million, or 26.0%, to $18.9 million for the three months ended December 31, 1999 from $15.0 million for the three months ended December 31, 1998. This increase resulted primarily from expected increases associated with the substantial growth in the Company's retail network over the past twelve months. Since December 31, 1998, the Company opened or acquired 24 full service banking facilities which represents an increase of approximately 30% in the Company's branch office network.

As a result of the Company's substantial growth along with normal inflationary increases in costs, all expense categories, except real estate owned expense, increased for the three months ended December 31, 1999 when compared to the previous year. Compensation and employee benefit expense increased by $826,000, or 9.7%, to $9.4 million; premises and occupancy costs increased by $586,000, or 37.6%, to $2.1 million; and other expenses increased by $1.6 million, or 38.1%, to $5.8 million. In addition, as a result of recording goodwill of approximately $41.0 million relating to the acquisition of nineteen offices with deposits over the last twelve months, the expense for amortization of intangibles increased by $844,000, or 115.1%, to $1.6 million for the quarter ended December 31, 1999 from $733,000 in the previous year.

For the six months ended December 31, 1999, noninterest expense increased by $7.2 million, or 24.7%, to $36.3 million compared to $29.1 million for the same time period last year. This increase also related primarily to the aforementioned growth in the Company's retail network.

Income Taxes
------------

The provision for income taxes for the three months ended December 31, 1999 increased by $88,000, or 3.0%, to $3.0 million compared to $2.9 million for the same period last year. This increase was primarily due to an increase in income before tax of $2.0 million, or 28.2%, offset by a lower effective tax rate of 32.7% for the three months ended December 31, 1999 compared to 40.4% for the same period in the prior year. This decrease in the effective tax rate was primarily due to an increased emphasis on investing in tax exempt assets as well as the recognition of approximately $250,000 in federal tax credits related to the Company's participation in low-income housing projects.

For the six months ended December 31, 1999, the provision for income taxes increased by $237,000, or 3.8%, to $6.4 million compared to $6.2 million for the same period last year. This increase resulted primarily from a $3.1 million increase in income before tax which was partially offset by a lower effective tax rate due to an increase in tax exempt assets and the previously mentioned federal tax credits.

Year 2000
---------

To date the Company has experienced no Y2K related problems. Software applications and data processing systems continue to be monitored for any problems that may arise.

The total cost to the Company for Y2K readiness was approximately $3,000,000. Approximately $1.5 million of these costs were expenses recorded in the prior fiscal year during the quarters ended December 31, 1998 and March 31, 1999 primarily related to payroll and other employee related expenses. The remaining costs, most of which relate to the core application processing system installed in November 1998, have been capitalized and are being expensed in accordance with the Company's depreciation policy.

The implementation of the new data processing system not only accomplished the Company's Y2K objectives but also positioned the Company for future technological changes and an advanced product line. The Company completed its Y2K objectives almost entirely with existing in-house personnel who have resumed their original duties or have been assigned to additional initiatives.

The Company also continues to monitor its relationships with material third parties, including large deposit and loan customers, to assess their operations relative to Y2K issues. While the Company has experienced no third party problems to date, and does not foresee any problems which may be material in nature, there can be no assurance as to completely eliminate the potential for future losses.

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


                                                                    Three Months Ended December 31,
                                                                 1999                            1998
------------------------------------------------------------------------------------------------------------------
                                                    AVERAGE    INTEREST   AVG       AVERAGE    INTEREST   AVG.
                                                    BALANCE              YIELD/     BALANCE              YIELD
                                                                          COST                           /COST
------------------------------------------------------------------------------------------------------------------
ASSETS:
------
Interest earning assets:
  Loans receivable (a) (b)                         $2,418,664   $48,889     8.09%  $2,081,462   $42,481    8.16%
  Mortgage-backed securities (c)                   $  422,734   $ 6,864     6.49%  $  303,750   $ 4,280    5.64%
  Investment securities (c) (d) (e)                $  221,388   $ 3,924     7.09%  $  188,916   $ 3,375    7.15%
  FHLB stock                                       $   20,778   $   362     6.97%  $   16,573   $   326    7.87%
  Other interest earning deposits                  $   12,565   $   247     7.86%  $   29,735   $   279    3.75%
                                                   ----------   -------     ----   ----------   -------    ----
Total interest earning assets                      $3,096,129   $60,286     7.79%  $2,620,436   $50,741    7.75%
Noninterest earning asset (f)                      $  188,822                      $  149,542
                                                   ----------                      ----------
TOTAL ASSETS                                       $3,284,951                      $2,769,978
                                                   ==========                      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
------------------------------------
Interest bearing liabilities:
  Savings accounts                                 $  417,207   $ 3,421     3.28%  $  340,359   $ 2,791    3.28%
  Now accounts                                     $  335,740   $ 1,101     1.31%  $  289,248   $ 1,191    1.65%
  Money market demand accounts                     $  192,188   $ 1,862     3.88%  $  125,564   $ 1,030    3.28%
  Certificate accounts                             $1,659,754   $22,813     5.50%  $1,373,257   $19,435    5.66%
 Borrowed funds (g)                                $  315,184   $ 4,140     5.25%  $  334,498   $ 4,382    5.24%
                                                   ----------   -------     ----   ----------   -------    ----
Total interest bearing liabilities                 $2,920,073   $33,337     4.57%  $2,462,926   $28,829    4.68%
Noninterest bearing liabilities                    $  128,914                      $   83,153
                                                   ----------                      ----------
Total liabilities                                  $3,048,987                      $2,546,079
Minority interest in subsidiary                    $        0                      $        0
Shareholders' equity                               $  235,964                      $  223,899
                                                   ----------                      ----------
TOTAL LIABILITIES AND  EQUITY                      $3,284,951                      $2,769,978
                                                   ==========                      ==========
Net interest income/Interest rate spread                        $26,949     3.22%               $21,912    3.07%
Net interest earning assets/Net interest margin    $  176,056               3.48%  $  157,510              3.34%
Ratio of interest earning assets to                    1.06 X                          1.06 X
 interest bearing liabilities
------------------------------------------------------------------------------------------------------------------

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

                                                                     Six Months Ended December 31,
                                                                 1999                            1998
------------------------------------------------------------------------------------------------------------------
                                                   AVERAGE     INTEREST  AVG       AVERAGE     INTEREST  AVG.
                                                   BALANCE               YIELD/    BALANCE               YIELD
                                                                         COST                            /COST
------------------------------------------------------------------------------------------------------------------
ASSETS:
------
Interest earning assets:
  Loans receivable (a) (b)                         $2,387,760  $ 95,444     7.99%  $2,023,816  $ 83,404    8.24%
  Mortgage-backed securities (c)                   $  412,598  $ 12,926     6.27%  $  302,945  $  8,953    5.91%
  Investment securities (c) (d) (e)                $  225,143  $  8,084     7.18%  $  191,849  $  6,785    7.07%
  FHLB stock                                       $   20,291  $    693     6.83%  $   15,232  $    566    7.43%
  Other interest earning deposits                  $   15,935  $    494     6.20%  $   27,149  $    482    3.55%
                                                   ----------  --------     ----   ----------  --------    ----
Total interest earning assets                      $3,061,727  $117,641     7.68%  $2,560,991  $100,190    7.82%
Noninterest earning asset (f)                      $  185,944                      $  139,948
                                                   ----------                      ----------
TOTAL ASSETS                                       $3,247,671                      $2,700,939
                                                   ==========                      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
------------------------------------
Interest bearing liabilities:
  Savings accounts                                 $  416,648  $  6,832     3.28%  $  335,029  $  5,622    3.36%
  Now accounts                                     $  340,709  $  2,437     1.43%  $  292,159  $  2,343    1.60%
  Money market demand accounts                     $  184,323  $  3,415     3.71%  $  120,916  $  2,089    3.46%
  Certificate accounts                             $1,613,494  $ 42,975     5.33%  $1,333,459  $ 37,732    5.66%
 Borrowed funds (g)                                $  338,115  $  9,328     5.52%  $  320,927  $  8,778    5.47%
                                                   ----------  --------     ----   ----------  --------    ----
Total interest bearing liabilities                 $2,893,289  $ 64,987     4.49%  $2,402,490  $ 56,564    4.71%
Noninterest bearing liabilities                    $  118,909                      $   76,104
                                                   ----------                      ----------
Total liabilities                                  $3,012,198                      $2,478,594
Minority interest in subsidiary                    $        0                      $      547
Shareholders' equity                               $  235,473                      $  221,798
                                                   ----------                      ----------
TOTAL LIABILITIES AND  EQUITY                      $3,247,671                      $2,700,939
                                                   ==========                      ==========
Net interest income/Interest rate spread                       $ 52,654     3.19%              $ 43,626    3.11%
Net interest earning assets/Net interest margin    $  168,438               3.44%  $  158,501              3.41%
Ratio of interest earning assets to                1.06 X                          1.07 X
 interest bearing liabilities
------------------------------------------------------------------------------------------------------------------

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

                  Three months ended December 31, 1999 and 1998

---------------------------------------------------------------------------
                                       Rate    Volume    Rate/     Net
                                                        Volume   Change
---------------------------------------------------------------------------
Interest earning assets:
  Loans receivable                     ($408)  $6,882     ($66)   $6,408
  Mortgage-backed securities            $652   $1,677     $255    $2,584
  Investment securities                 ($27)    $580      ($4)     $549
  FHLB stock                            ($37)     $83     ($10)      $36
  Other interest earning deposits       $306    ($161)   ($177)     ($32)
                                      ------   ------   ------    ------
Total interest earning assets           $486   $9,061      ($2)   $9,545

Interest bearing liabilities:
  Savings accounts                        $0     $630       $0      $630
  Now accounts                         ($242)    $191     ($39)     ($90)
  Money market demand  accounts         $186     $547      $99      $832
  Certificate accounts                 ($560)  $4,055    ($117)   $3,378
  Borrowed funds                         $12    ($253)     ($1)    ($242)
                                      ------   ------   ------    ------
Total interest bearing liabilities     ($604)  $5,170     ($58)   $4,508

Net change in interest income         $1,090   $3,891      $56    $5,037
                                      ======   ======   ======    ======
---------------------------------------------------------------------------

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

                  Six months ended December 31, 1999 and 1998

------------------------------------------------------------------------------
                                        Rate      Volume    Rate/    Net
                                                            Volume  Change
Interest earning assets:
  Loans receivable                     ($2,508)  $14,999    ($451)  $12,040
  Mortgage-backed securities              $538    $3,241     $194    $3,973
  Investment securities                   $104    $1,177      $18    $1,299
  FHLB stock                              ($46)     $188     ($15)     $127
  Other interest earning deposits         $360     ($199)   ($149)      $12
                                      --------   -------   ------   -------
Total interest earning assets          ($1,552)  $19,406    ($403)  $17,451

Interest bearing liabilities:
  Savings accounts                       ($128)   $1,370     ($32)   $1,210
  Now accounts                           ($253)     $389     ($42)      $94
  Money market demand accounts            $151    $1,096      $79    $1,326
  Certificate accounts                 ($2,216)   $7,924    ($465)   $5,243
  Borrowed funds                           $76      $470       $4      $550
                                      --------   -------   ------   -------
Total interest bearing liabilities     ($2,370)  $11,249    ($456)   $8,423

Net change in interest income             $818    $8,157      $53    $9,028
                                      ========   =======   ======   =======
------------------------------------------------------------------------------

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

The Company has a Risk Management Committee comprised of certain members of the Board of Directors which meets quarterly and reviews interest rate risks and trends, the Company's interest sensitivity position, the Company's liquidity position and the market risk inherent in the Company's investment portfolio.

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

The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at December 31, 1999 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the December 31, 1999 levels.

                                                  Increase           Decrease
                                             ----------------    ---------------
Parallel shift in interest rates over the
 next 12 months                                1.0%      2.0%     1.0%     2.0%
                                             ------    ------    -----    -----
Projected percentage increase/(decrease)
 in net income                                 2.7%      4.6%    (1.9%)   (7.5%)
Projected increase/(decrease) in return
 on average equity                             0.3%      0.5%    (0.2%)   (0.8%)
Projected increase/(decrease) in earnings
 per share                                    $.01      $.02     ($.01)  ($.04)
Projected percentage increase/(decrease)
 in market value of equity                   (21.1%)   (41.8%)    22.2%   31.7%


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


PART II. OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

Northwest Savings Bank and Northwest Bancorp MHC, along with unrelated parties, have been named as defendants in a class action lawsuit filed in the Allegheny County Court of Common Pleas. This lawsuit is brought on behalf of purchasers of common stock in the Bank's initial public offering which was completed in November 1994. The complaint alleges that the defendants breached their contractual obligations and fiduciary duties by carrying out the offering at a price that allegedly was not justified by market and financial conditions. The defendants previously obtained the dismissal of a lawsuit brought by the same counsel in federal court making similar allegations under federal law. On February 7, 2000, the Common Pleas Judge dismissed the plaintiff's lawsuit.

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

(a)  The Company held its Annual Meeting of Shareholders on November 17, 1999

(b)  The name of each director elected at the Annual Meeting is as follows:

          John G. Bauer
          Thomas K. Creal, III
          John J. Doyle
          William J. Wagner

     The name of each director whose term of office continued after the Annual Meeting is as follows:
          Richard L. Carr
          Robert G. Ferrier
          John O. Hanna
          Richard E. McDowell
          Joseph T. Stadler
          Walter J. Yahn

(a)  The following matters were voted upon at the Annual Meeting:

     (i)  The election of four directors of the Company:


                                     For      Withheld
                                  ----------  --------
          John G. Bauer           43,719,974   430,336
          Thomas K. Creal, III    43,703,791   446,519
          John J. Doyle           43,715,662   434,648
          William J. Wagner       43,719,346   430,964

     (ii) Ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2000:

                  For              Against    Withheld
                  ---              -------    --------
               44,045,453           68,479      36,378

Item 5. Other Information
-------------------------

Stock Purchase
--------------

In December, 1999, the Board of Trustees of Northwest Bancorp MHC authorized the purchase of an additional 500,000 shares of the 12.7 million publicly traded shares of Northwest Bancorp, Inc. via open market transactions. Northwest Bancorp MHC currently owns 34.7 million shares or 73.4% of the 47.4 million outstanding common shares of Northwest Bancorp, Inc. and this proposed purchase would increase its ownership to approximately 74.4%. Shares purchased by Northwest Bancorp MHC will remain outstanding and will not become treasury shares.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibit No. 11 Statement re: computation of per share earnings

                                              Three Months          Three Months
                                                 Ended                  Ended
                                            December 31, 1999     December 31, 1998
                                            -----------------     -----------------
Net income applicable to common stock           $ 6,118,422          $ 4,257,236

Weighted-average common shares outstanding       47,250,257           46,943,070
                                                -----------          -----------

     Basic earnings per share                   $      0.13          $      0.09
                                                ===========          ===========

Weighted-average common shares outstanding       47,250,257           46,943,070

Common stock equivalents due to effect of
 stock options                                      277,253              496,404
                                                -----------          -----------

Total weighted-average common shares and
 equivalents                                     47,527,510           47,439,474

     Diluted earnings per share                 $      0.13          $      0.09
                                                ===========          ===========
                                               Six Months             Six Months
                                                  Ended                 Ended
                                            December 31, 1999      December 31, 1998
                                            -----------------      -----------------
Net income applicable to common stock           $12,111,017          $ 9,266,768

Weighted-average common shares outstanding       47,249,442           46,751,394
                                                -----------          -----------

     Basic earnings per share                   $      0.26          $      0.20
                                                ===========          ===========

Weighted-average common shares outstanding       47,249,442           46,751,394

Common stock equivalents due to effect of
 stock options                                      327,252              554,695
                                                -----------          -----------

Total weighted-average common shares and
 equivalents                                     47,576,694           47,306,089

     Diluted earnings per share                 $      0.25          $      0.20
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



Date: February 11, 2000       By: /s/ William J. Wagner
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