Form 10-Q
period 2000-03-31
NORTHWEST BANCORP INC
filed 2000-05-15
CIK 1042064

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2000

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________________ to __________________

                        Commission File Number 0-23817
                                               --------

                            Northwest Bancorp, Inc.
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                       23-2900888
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

Liberty Street at Second Avenue, Warren Pennsylvania                16365
----------------------------------------------------             ----------
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

Common Stock (.10 par value) 47,360,769 shares outstanding as of March 31, 2000.

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

PART I        FINANCIAL INFORMATION                                         PAGE

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition as of
              March 31, 2000, December 31, 1999 and
              June 30, 1999 (Unaudited)                                        1

              Consolidated Statements of Income for the three and nine months
              ended March 31, 2000 and 1999 (Unaudited)                        2

              Consolidated Statements of Changes in Shareholders' Equity for
              the nine months ended March 31, 2000 and 1999 (Unaudited)        3

              Consolidated Statements of Cash Flows for the three and nine
              months ended March 31, 2000 and 1999 (Unaudited)                 4

              Notes to Consolidated Financial Statements                       6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk      23

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                               24

Item 2.       Changes in Securities                                           24

Item 3.       Defaults Upon Senior Securities                                 24

Item 4.       Submission of Matters to a Vote of Security Holders             24

Item 5.       Other Information                                               24

Item 6.       Exhibits and Reports on Form 8-K                                25

              Signature                                                       27

                          ITEM 1. FINANCIAL STATEMENTS



                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   MARCH 31,           DECEMBER 31,        JUNE 30,
                                            ASSETS                                    2000                1999               1999
------------------------------------------------------------------------------  ----------------     --------------       ---------
CASH AND CASH EQUIVALENTS                                                       $         98,452            101,115          75,325
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
    INSTITUTIONS                                                                           7,693              4,635           8,928
MARKETABLE SECURITIES AVAILABLE-FOR-SALE (AMORTIZED
    COST OF $418,525, $422,534 AND $350,339)                                             411,676            418,685         352,780
MARKETABLE SECURITIES HELD-TO-MATURITY (MARKET
    VALUE OF $228,106, $233,793 AND $250,351)                                            240,474            243,958         253,864
                                                                                ----------------     --------------       ---------
         TOTAL CASH, INTEREST-EARNING DEPOSITS AND
         MARKETABLE SECURITIES                                                           758,295            768,393         690,897
LOANS RECEIVABLE, NET OF ALLOWANCE FOR ESTIMATED
    LOSSES OF $17,713, $17,060 AND $16,773                                             2,485,936          2,457,295       2,285,238
ACCRUED INTEREST RECEIVABLE                                                               15,992             14,850          14,548
REAL ESTATE OWNED, NET                                                                     2,120              2,228           3,383
PREMISES AND EQUIPMENT, NET                                                               39,591             39,504          35,463
GOODWILL AND OTHER INTANGIBLES                                                            53,949             55,757          38,253
OTHER ASSETS                                                                              11,730             12,553          11,050
                                                                                ----------------     --------------       ---------
               TOTAL ASSETS                                                     $      3,367,613          3,350,580       3,078,832
                                                                                ================     ==============       =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
LIABILITIES:
    DEPOSITS                                                                    $      2,850,135          2,743,034       2,463,711
    BORROWED FUNDS                                                                       246,622            341,931         348,915
    ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                                         19,830             16,251          18,954
    ACCRUED INTEREST PAYABLE                                                               1,802              2,764           3,698
    OTHER LIABILITIES                                                                      7,234              9,077           9,897
                                                                                ----------------     --------------       ---------
        TOTAL LIABILITIES                                                              3,125,623          3,113,057       2,845,175

SHAREHOLDERS' EQUITY:
    COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
        AUTHORIZED, 47,360,769, 47,360,769 AND 47,355,073 ISSUED
        AND OUTSTANDING, RESPECTIVELY                                                      4,736              4,736           4,736
    PAID-IN CAPITAL                                                                       70,787             70,394          70,374
    RETAINED EARNINGS                                                                    171,389            166,068         157,745
    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
        NET UNREALIZED GAIN (LOSS) ON SECURITIES
        AVAILABLE-FOR-SALE, NET OF INCOME TAXES                                           (4,858)            (2,920)          1,978
    UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN SHARES                                              0               (561)           (561)

    UNEARNED RECOGNITION AND RETENTION PLAN SHARES                                           (64)              (194)           (615)
                                                                                ----------------     --------------       ---------
                                                                                         241,990            237,523         233,657
                                                                                ----------------     --------------       ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $      3,367,613          3,350,580       3,078,832
                                                                                ================     ==============       =========

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 THREE MONTHS                  NINE MONTHS
                                                                                ENDED MARCH 31,               ENDED MARCH 31,
                                                                            2000           1999            2000            1999
                                                                        ------------   ------------   --------------   ------------
INTEREST INCOME:
    LOANS RECEIVABLE                                                    $     49,817         44,861         145,261        128,265
    MORTGAGE-BACKED SECURITIES                                                 7,146          4,212          20,072         13,165
    TAXABLE INVESTMENT SECURITIES                                              2,619          2,538           8,255          8,283
    TAX-FREE INVESTMENT SECURITIES                                             1,027            717           3,100          1,777
    INTEREST-EARNING DEPOSITS                                                    209            176             703            658
                                                                        ------------   ------------   --------------   ------------
            TOTAL INTEREST INCOME                                             60,818         52,504         177,391        152,148

INTEREST EXPENSE:
    DEPOSITS                                                                  29,186         25,132          84,845         72,918
    BORROWED FUNDS                                                             3,851          3,756          13,179         12,534
                                                                        ------------   ------------   --------------   ------------
            TOTAL INTEREST EXPENSE                                            33,037         28,888          98,024         85,452

            NET INTEREST INCOME                                               27,781         23,616          79,367         66,696
PROVISION FOR LOAN LOSSES                                                      1,153            812           2,588          2,468
                                                                        ------------   ------------   --------------   ------------
            NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                                 26,628         22,804          76,779         64,228

NONINTEREST INCOME:
    LOAN FEES AND SERVICE CHARGES                                                397            205           1,077            701
    SERVICE CHARGES ON DEPOSIT ACCOUNTS                                        1,219            829           3,761          2,309
    GAIN (LOSS) ON SALE OF MARKETABLE SECURITIES, NET                            361           (354)            397           (278)
    LOSS ON SALE OF LOANS, NET                                                   (10)           (33)            (25)          (451)
    GAIN (LOSS) ON SALE OF REAL ESTATE OWNED, NET                                (56)           121             (28)           206
    OTHER OPERATING INCOME                                                       913            527           2,399          1,976
                                                                        ------------   ------------   --------------   ------------
            TOTAL NONINTEREST INCOME                                           2,824          1,295           7,581          4,463

NONINTEREST EXPENSE:
    COMPENSATION AND EMPLOYEE BENEFITS                                         9,490          9,201          28,393         25,914
    PREMISES AND OCCUPANCY COSTS                                               2,473          1,941           6,731          5,082
    OFFICE OPERATIONS                                                          1,130          1,031           3,903          3,082
    FEDERAL INSURANCE PREMIUMS                                                   148            286             752            841
    DATA PROCESSING                                                              615            489           1,948          1,559
    CHECK PROCESSING AND ATM EXPENSE                                             796            735           2,521          1,733
    BANK SERVICE CHARGES                                                         518            351           1,250            991
    ADVERTISING                                                                  502            498           1,607          1,352
    LEGAL, AUDIT AND PROFESSIONAL SERVICES                                       220            176             717            623
    REAL ESTATE OWNED EXPENSE                                                    106             97             420            412
    AMORTIZATION OF INTANGIBLES                                                1,578          1,030           4,259          2,397
    OTHER EXPENSES                                                               979            883           2,402          1,848
                                                                        ------------   ------------   --------------   ------------
            TOTAL NONINTEREST EXPENSE                                         18,555         16,718          54,903         45,834

            INCOME BEFORE INCOME TAXES                                        10,897          7,381          29,457         22,857
            FEDERAL AND STATE INCOME TAXES                                     3,681          2,452          10,130          8,664
            MINORITY INTEREST IN NET LOSS OF SUBSIDIARY                            0              0               0              3
                                                                        ------------   ------------   --------------   ------------
                  NET INCOME                                            $      7,216          4,929          19,327         14,196
                                                                        ============   ============   ==============   ============


BASIC EARNINGS PER SHARE                                                $       0.15           0.10             0.41           0.30
                                                                        ============   ============   ==============   ============

DILUTED EARNINGS PER SHARE                                              $       0.15           0.10             0.41           0.30
                                                                        ============   ============   ==============   ============

See accompanying notes to unaudited consolidated financial statements.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                             Accum.       Unearned
                                                                                             Other        Employee
                                                      Common Stock                          Compre-        Stock
                                                 -------------------  Paid-in  Retained     hensive      Ownership
                                                   Shares     Amount  Capital  Earnings     Income      Plan Shares
                                                 ----------   ------  -------  --------  -------------  -----------
Beginning balance at June 30, 1998               46,840,970  $ 4,684   67,248   145,259          3,371       (1,412)

Comprehensive income:
     Net income                                      -           -        -      14,196         -            -
     Change in unrealized gain on securities,
     net of tax and reclassification adjustment      -           -        -         -              583       -
                                                 ----------   ------   ------  --------  -------------  -----------
Total comprehensive income                           -           -        -      14,196            583       -

Stock issuance for acquisition                  *   475,128       48    1,145       -           -            -

Exercise of stock options                            37,880        3      210       -           -            -

ESOP shares released                                 -           -      1,551       -           -               851

RRP shares released                                  -           -        -         -           -            -

Dividends declared                                   -           -        -      (5,662)        -            -
                                                 ----------   ------   ------  --------  -------------  -----------

Ending balance at March 31, 1999                 47,353,978  $ 4,735   70,154   153,793          3,954         (561)
                                                 ==========   ======   ======  ========  =============  ===========

                                                     Unearned
                                                    Recognition
                                                      and           Total
                                                    Retention    Shareholders'
                                                   Plan Shares      Equity
                                                   -----------   -------------
Beginning balance at June 30, 1998                      (1,271)        217,879

Comprehensive income:
     Net income                                         -               14,196
     Change in unrealized gain on securities,
     net of tax and reclassification adjustment         -                  583
                                                   -----------   -------------
Total comprehensive income                              -               14,779

Stock issuance for acquisition                          -                1,193

Exercise of stock options                               -                  213

ESOP shares released                                    -                2,402

RRP shares released                                        633             633

Dividends declared                                      -               (5,662)
                                                   -----------   -------------

Ending balance at March 31, 1999                          (638)        231,437
                                                   ===========   =============


                                                                                            Accum.       Unearned
                                                                                            Other        Employee
                                                      Common Stock                         Compre-         Stock
                                                 -------------------  Paid-in  Retained    hensive       Ownership
                                                  Shares      Amount  Capital  Earnings  Income (Loss)  Plan Shares
                                                 ----------   ------  -------  --------  -------------  -----------
Beginning balance at June 30, 1999               47,355,073  $ 4,736   70,374   157,745          1,978         (561)

Comprehensive income:
     Net income                                      -           -        -      19,327         -            -
     Change in unrealized gain on securities,
     net of tax and reclassification adjustment      -           -        -        -            (6,836)      -
                                                 ----------   ------   ------  --------  -------------  -----------
Total comprehensive income                           -           -        -      19,327         (6,836)      -

Exercise of stock options                             5,696      -         20      -            -            -

ESOP shares released                                 -           -        393      -            -               561

RRP shares released                                  -           -        -        -            -            -

Dividends declared                                   -           -        -      (5,683)        -            -
                                                 ----------   ------   ------  --------  -------------  -----------

Ending balance at March 31, 2000                 47,360,769  $ 4,736   70,787   171,389         (4,858)           0
                                                 ==========   ======   ======  ========  =============  ===========

                                                    Unearned
                                                   Recognition
                                                      and           Total
                                                    Retention    Shareholders'
                                                   Plan Shares      Equity
                                                   -----------   -------------
Beginning balance at June 30, 1999                        (615)        233,657

Comprehensive income:
     Net income                                         -               19,327
     Change in unrealized gain on securities,
     net of tax and reclassification adjustment         -               (6,836)
                                                   -----------   -------------
Total comprehensive income                              -               12,491

Exercise of stock options                               -                   20

ESOP shares released                                    -                  954

RRP shares released                                        551             551

Dividends declared                                      -               (5,683)
                                                   -----------   -------------

Ending balance at March 31, 2000                           (64)        241,990
                                                   ===========   =============

*  Represents shares issued for the acquisition of Corry Savings Bank

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                             Three Months  Three Months   Nine Months    Nine Months
                                                                                Ended         Ended          Ended          Ended
                                                                               3/31/00       3/31/99        3/31/00        3/31/99
                                                                             -----------   -----------    -----------    -----------
OPERATING ACTIVITIES:
  Net Income                                                                 $     7,216         4,929         19,327        14,196
  Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
            Provision for loan losses                                              1,153           812          2,588         2,468
            Net loss (gain) on sales of assets                                      (295)          266           (344)          523
            Purchase of marketable securities, trading                              -          (23,783)          -          (29,067)
            Proceeds from sale of marketable securities, trading                    -           14,941          8,822        20,301
            Amortization of goodwill and other intangible assets                   1,578         1,030          4,259         2,397
            Net depreciation, amortization and accretion                           1,026           952          3,090         1,050
            Decrease (increase) in other assets                                      579         3,193          2,232        (9,649)
            Increase (decrease) in other liabilities                              (1,549)        4,527         (4,728)        5,148
            Net amortization of premium (discount) on marketable securities         (157)         (110)          (389)         (141)
            Noncash compensation expense related to
                 stock benefit plans                                                  11           413            705         1,813
            Other                                                                   -              (74)          -              152
                                                                              ----------   -----------    -----------    -----------
                  Net cash provided (used) by operating activities                 9,562         7,096         35,562         9,191

INVESTING ACTIVITIES:
            Purchase of marketable securities held-to-maturity                      -          (15,128)        (8,475)      (46,648)
            Purchase of marketable securities available-for-sale                  (4,909)      (13,491)      (111,627)      (35,028)
            Proceeds from maturities and principal reductions
                of marketable securities held-to-maturity                          3,519        13,155         21,993        45,047
            Proceeds from maturities and principal reductions
                of marketable securities available-for-sale                        2,844        30,361         15,784        62,922
            Proceeds from sales of marketable securities,
                available-for-sale                                                 6,557         4,359         21,616         4,359
            Loan originations                                                   (120,720)     (235,494)      (463,874)     (686,381)
            Proceeds from loan maturities and principal reductions                90,556       176,865        305,659       387,212
            Proceeds from loan sales                                                -             -              -            7,365
            Purchase of Federal Home Loan Bank Stock                                -             -            (3,112)       (4,375)
            Proceeds from sale of real estate owned                                  365           499          2,270         2,770
            Net (purchase) sale of real estate owned for investment                  218           452            148            88
            Purchase of premises and equipment                                    (1,061)         (921)        (5,893)       (4,469)
            Acquisitions, net of cash received                                      -             -           203,319       152,994
                                                                              ----------   -----------    -----------    -----------
                 Net cash provided (used) by investing activities             $  (22,631)      (39,343)       (22,192)     (114,144)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                        Three Months    Three Months     Nine Months    Nine Months
                                                                           Ended            Ended          Ended          Ended
                                                                          3/31/00          3/31/99        3/31/00        3/31/99
                                                                        -------------  -------------   -------------   ------------
FINANCING ACTIVITIES:
            Increase (decrease) in deposits, net                      $      107,101         42,912         115,614        159,935
            Proceeds from long-term borrowings                                12,871          5,012          29,800         93,418
            Repayments of long-term borrowings                               (15,044)        (7,161)        (22,596)       (75,467)
            Net increase (decrease) in short-term borrowings                 (93,148)        (7,951)       (109,509)       (28,530)
            Increase (decrease) in advances by borrowers for
                 taxes and insurance                                           3,579          1,955             876          1,358
            Cash dividends paid                                               (1,895)        (1,894)         (5,683)        (5,662)
            Stock issuance for acquisition                                      -              -               -             1,193
            Proceeds from stock options exercised                               -                30              20            213
                                                                        -------------  -------------   -------------   ------------
                 Net cash provided (used) by financing activities             13,464         32,903           8,522        146,458

Net increase (decrease) in cash and cash equivalents                    $        395            656          21,892         41,505
                                                                        =============  =============   =============   ============

Cash and cash equivalents at beginning of period                        $    105,750        100,244          84,253         59,395
Net increase (decrease) in cash and cash equivalents                             395            656          21,892         41,505
                                                                        -------------  -------------   -------------   ------------
Cash and cash equivalents at end of period                              $    106,145        100,900         106,145        100,900
                                                                        =============  =============   =============   ============


Cash paid during the period for:
       Interest on deposits and borrowings (including interest
            credited to deposit accounts of $23,140, $20,117,
            $67,158 and $54,551, respectively)                          $     33,999         28,249          99,920         84,506
                                                                        =============  =============   =============   ============
       Income taxes                                                     $        680          1,115           9,095         10,273
                                                                        =============  =============   =============   ============


Business acquisitions:
       Fair value of assets acquired                                    $       -              -             68,643         46,842
       Cash received (paid)                                                     -              -            203,319        152,994
       Minority interest                                                        -              -               -             1,913
                                                                        -------------  -------------   -------------   ------------
            Liabilities assumed                                         $       -              -            271,962        201,749
                                                                        =============  =============   =============   ============


Non-cash activities:
       Loans transferred to real estate owned                           $        313            257           1,194          2,162
                                                                        =============  =============   =============   ============
       Sale of real estate owned financed by the Company                $         28            135             289            357
                                                                        =============  =============   =============   ============

See accompanying notes to unuadited consolidated financial statements

                          NOTES TO FINANCIAL STATEMENTS

(1)  Basis of Presentation
     ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for form 10-Q and, accordingly, do not include information for footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in Northwest Bancorp, Inc.'s Annual Report and Form 10-K for the fiscal year ended June 30, 1999. Certain items previously reported have been reclassified to conform with the current period's reporting format. The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year.

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

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No.44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25". This Interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) for only certain issues. The issues addressed by this interpretation were resolved within the framework of the intrinsic value method prescribed by APB 25, and do not amend APB 25. Among the issues this interpretation clarifies are (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensations awards in a business combination.

This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not determined the impact of the adoption of the Interpretation at this time.

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

Discussion of Financial Condition Changes from June 30, 1999 to March 31, 2000
------------------------------------------------------------------------------
Assets
------

At March 31, 2000, the Company had total assets of $3.368 billion, an increase of approximately $288.8 million, or 9.4%, from $3.079 billion at June 30, 1999. This increase was funded primarily by a $386.4 million increase in deposits and net income of $19.3 million.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $758.3 million at March 31, 2000, an increase of $67.4 million, or 9.8%, from $690.9 million at June 30, 1999. The Company utilized the deposits received from office acquisitions to acquire additional marketable securities. Net loans receivable increased by $200.7 million, or 8.8%, to $2.486 billion at March 31, 2000 from $2.285 billion at June 30, 1999 as the Company continued to experience strong loan demand in its markets. Goodwill and other intangibles increased by $15.6 million, or 40.7%, to $53.9 million at March 31, 2000 from $38.3 million at June 30, 1999 as the Company recorded goodwill in acquiring eight full-service offices with deposits of $270.8 million in September 1999.

Liabilities
-----------

Deposits increased by $386.4 million, or 15.7%, to $2.850 billion at March 31, 2000 from $2.464 billion at June 30, 1999. This increase resulted primarily from the purchase of eight full-service retail offices with deposits of $270.8 million and normal internal deposit growth. Borrowed funds decreased by $102.3 million, or 29.3%, to $246.6 million at March 31, 2000 from $348.9 million at June 30, 1999 as the Company utilized the aforementioned increase in deposits to fund asset growth and pay-down borrowings.

Capital Resources and Liquidity
-------------------------------

Total capital at March 31, 2000 was $242.0 million, an increase of $8.3 million, or 3.6%, from $233.7 million at June 30, 1999. This increase was primarily attributable to net income for the nine month period of $19.3 million which was partially offset by the declaration of common stock dividends of $5.7 million. Also affecting capital was a $6.8 million decrease in the net unrealized gain on securities available-for-sale as a result of the decrease in the market value of fixed-rate securities during a period of rising interest rates.

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

As of March 31, 2000, all regulatory capital requirements were exceeded. The actual, required, and well capitalized levels as of March 31, 2000 and June 30, 1999 are as follows: (dollars in thousands)

                                                          March 31, 2000

                                                                            Minimum Capital   Well Capitalized
                                                    Actual                     Requirements      Requirements
---------------------------------------------------------------------------------------------------------------
                                            Amount            Ratio          Amount    Ratio    Amount    Ratio
---------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
---------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                     $209,117     11.49%              $145,546    8.00%  $181,932  10.00%
---------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                      $195,668     11.10%              $141,185    8.00%  $176,481  10.00%
---------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                      $  7,787     14.69%              $  4,239    8.00%  $  5,299  10.00%
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to risk weighted
 assets):
---------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                     $190,545     10.47%              $ 72,773    4.00%  $109,159   6.00%
---------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                      $177,541     10.06%              $ 70,593    4.00%  $105,889   6.00%
---------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                      $  7,354     13.88%              $  2,120    4.00%  $  3,180   6.00%
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Tier 1 Capital (core) (to average
 assets):
---------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                     $190,545      5.75%              $ 99,460    3.00%* $165,766   5.00%
---------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                      $177,541      5.52%              $ 96,526    3.00%* $160,876   5.00%
---------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                      $  7,354      7.91%              $  2,790    3.00%* $  4,650   5.00%
---------------------------------------------------------------------------------------------------------------

                                 June 30, 1999

                                                              Minimum Capital  Well Capitalized
                                                  Actual        Requirements      Requirements
-------------------------------------------------------------------------------------------------------
                                            Amount    Ratio   Amount    Ratio    Amount    Ratio
-------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
-------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                     $208,047  12.67%  $131,384  8.00%   $164,230    10.00%
-------------------------------------------------------------------------------------------------------
Northwest Savings Bank                      $195,730  12.24%  $127,951  8.00%   $159,939    10.00%
-------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                      $  7,450  18.51%  $  3,219  8.00%   $  4,024    10.00%
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Tier 1 Capital (to risk weighted
 assets):
-------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                     $190,036  11.57%  $ 65,692  4.00%   $ 98,538     6.00%
-------------------------------------------------------------------------------------------------------
Northwest Savings Bank                      $178,068  11.13%  $ 63,976  4.00%   $ 95,963     6.00%
-------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                      $  7,101  17.65%  $  1,610  4.00%   $  2,414     6.00%
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Tier 1 Capital (core) (to average
 assets):
-------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                     $190,036   6.30%  $ 90,475  3.00%*  $150,791     5.00%
-------------------------------------------------------------------------------------------------------
Northwest Savings Bank                      $178,068   6.16%  $ 86,704  3.00%*  $144,507     5.00%
-------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                      $  7,101   8.91%  $  2,390  3.00%*  $  3,984     5.00%
-------------------------------------------------------------------------------------------------------

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of March 31, 2000, the Company had not been advised of any additional requirements in this regard.

The Company is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The Company's internal liquidity requirement is based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Company has always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at March 31, 2000 was 24.0%. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

                             Nonperforming Assets
                             --------------------

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual status when they are more than 90 days contractually delinquent but may be placed on nonaccrual even if they are not 90 days or more delinquent if other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value or the principal balance of the related loan. Nonperforming assets decreased by $4.3 million, or 21.9%, to $15.2 million at March 31, 2000 from $19.5 million at June 30, 1999. Management believes that these low levels of nonperforming assets are attributable to stringent credit policies, sustained collection procedures and overall strong economic conditions.

                                         (Dollars in Thousands)

-------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:      March 31, 2000   June 30, 1999
-------------------------------------------------------------------------------
One-to-four family residential loans                   $ 7,840         $ 8,623
-------------------------------------------------------------------------------
Multifamily and commercial real estate loans             2,140           2,141
-------------------------------------------------------------------------------
Consumer loans                                           3,097           2,202
-------------------------------------------------------------------------------
Commercial business loans                                   29           3,150
-------------------------------------------------------------------------------
Total                                                  $13,106         $16,116
-------------------------------------------------------------------------------
Total nonperforming loans as a percentage of
 net loans receivable                                      .53%            .71%
-------------------------------------------------------------------------------
Total real estate acquired through
 foreclosure and other real estate owned               $ 2,120         $ 3,383
--------------------------------------------------------------------------------
Total nonperforming assets                             $15,226         $19,499
--------------------------------------------------------------------------------
Total nonperforming assets as a percentage
 of total assets                                           .45%            .63%
--------------------------------------------------------------------------------

Comparison of Operating Results for the Three Months and Nine Months Ended
--------------------------------------------------------------------------
March 31, 2000 and 1999
-----------------------

General
-------

Net income for the three months ended March 31, 2000 was $7.2 million, or $.15 per share, an increase of $2.3 million, or 46.9%, from $4.9 million, or $.10 per share, for the same quarter last year. This increase in net income resulted primarily from a $4.2 million increase in net interest income and a $1.5 million increase in noninterest income which were partially offset by a $1.9 million increase in noninterest expense.

For the nine months ended March 31, 2000 net income was $19.3 million, or $.41 per share, an increase of $5.1 million, or 35.9%, from $14.2 million, or $.30 per share, for the same period last year. This increase in net income resulted primarily from an $12.7 million increase in net interest income and a $3.1 million increase in noninterest income which was partially offset by a $9.1 million increase in noninterest expense.

Net Interest Income
-------------------

For the three months ended March 31, 2000, total interest income increased by $8.3 million, or 15.8%, to $60.8 million compared to $52.5 million for the three months ended March 31, 1999. This increase resulted primarily from a $409.9 million, or 14.9%, increase in average interest earning assets to $3.156 billion for the three months ended March 31, 2000 from $2.746 billion for the three months ended March 31, 1999. Also contributing to this increase in total interest income was an increase in the yield on average interest earning assets to 7.78% for the three months ended March 31, 2000 from 7.70% for the same period last year. The substantial growth in average interest earning assets was primarily due to the investment of funds received from the acquisition of offices over the last twelve months with average deposits of approximately $350.0 million combined with continued strong internal growth in the Company's existing franchise. The increase in the overall yield on interest earning assets from quarter to quarter resulted primarily from an increase in the yield on variable rate mortgage-backed securities, which comprise approximately 55% of the investment portfolio, due to an increase in market interest rates.

Interest income on loans receivable increased by $4.9 million, or 10.9%, to $49.8 million for the quarter ended March 31, 2000 compared to $44.9 million during the same quarter last year. This increase resulted primarily from a $274.1 million, or 12.4%, increase in average loans outstanding to $2.483 billion for the quarter ended March 31, 2000 from $2.209 billion for the same quarter last year. Loan balances increased because of strong loan demand throughout the Company's market area as well as the purchase of approximately $47.0 million of loans in September, 1999 as part of the acquisition of eight retail offices. Partially offsetting this increase in loans receivable was a decrease in the yield on average loans to 8.03% for the quarter ended March 31, 2000 from 8.12% for the comparable period last year. This decrease in average yield resulted primarily from the substantial growth in the Company's loan portfolio at rate levels lower than the existing average portfolio rate.

Interest income on mortgage-backed securities increased by $2.9 million, or 69.0%, to $7.1 million for the three months ended March 31, 2000 from $4.2 million for the same period last year. This increase resulted primarily from a $129.3 million, or 43.0%, increase in the average balance of mortgage-backed securities to $429.8 million for the three months ended March 31, 2000 from $300.5 million for the three months ended March 31, 1999 combined with an increase in the average yield to 6.65% from 5.61% for the same quarter last year. The average balance increased primarily because of the investment of deposits from branch acquisitions. The average yield on mortgage-backed securities, most of which are variable rate, increased in response to an increase in market interest rates for short-term securities.

Interest income on investment securities increased by $507,000, or 15.3%, on a taxable equivalent basis, to $3.8 million for the three months ended March 31, 2000 from $3.3 million for the three months ended March 31, 1999. This increase resulted primarily from a $23.2 million, or 12.3%, increase in the average balance of investment securities to $211.6 million for the three months ended March 31, 2000 from $188.4 million for the three months ended March 31, 1999 combined with an increase in the average taxable equivalent yield to 7.22% for the quarter ended March 31, 2000 from 7.03% for the same quarter last year. The increase in average balance was primarily due to the investment of a portion of the Company's deposit growth. The increase in average yield resulted primarily from the maturity or sale of approximately $45.0 million of U.S. Treasury securities with an average yield of only 6.31%, the proceeds of which were invested in higher yielding securities.

Interest income on interest-earning deposits increased by $33,000, or 18.8%, to $209,000 for the three months ended March 31, 2000 from $176,000 for the three months ended March 31, 1999. A decrease in the average balance of interest-earning deposits of $20.0 million, or 66.7%, to $10.0 million for the three months ended March 31, 2000 from $30.0 million for the three months ended March 31, 1999 was more than offset by an increase in the average yield to 8.32% from 2.35% for the same quarter in the prior year. The significant volatility in the average yield is largely influenced by the timing as to when the Company begins to earn interest on its daily deposits and the float experienced on checks issued.

Interest expense increased by $4.1 million, or 14.2%, to $33.0 million for the three months ended March 31, 2000 from $28.9 million for the three months ended March 31, 1999. This increase resulted from an increase of $381.1 million, or 14.8%, in the average balance of interest-bearing liabilities to $2.949 billion for the quarter ended March 31, 2000 from $2.568 billion for the quarter ended March 31, 1999. Partially offsetting this increase in balance was a decrease in the average cost of interest-bearing liabilities to 4.48% for the quarter ended March 31, 2000 from 4.50% for the comparable period last year. The increase in average interest-bearing liabilities resulted primarily from an increase of $393.4 million, or 17.3%, in the average balance of deposits, attributed primarily to the office acquisitions over the last twelve months which contributed average deposits of approximately $350.0 million. Partially offsetting this increase in deposits was a decrease of $12.3 million, or 4.2%, in average borrowed funds to $280.0 million for the quarter ended March 31, 2000 from $292.3 million for the quarter ended March 31, 1999. This change in mix between deposits and borrowed funds resulted from the Company utilizing a portion of its deposit growth to repay borrowed funds. The decrease in the average cost of funds resulted primarily from a decrease in checking account rates to 1.30% for the quarter ended March 31, 2000 from 1.80% for the quarter ended March 31, 1999. The Company lowered its checking account rates during its second fiscal quarter in response to competitive forces in its market.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $4.2 million, or 17.8%, to $27.8 million for the three months ended March 31, 2000 compared to $23.6 million for the three months ended March 31, 1999.

For the nine months ended March 31, 2000 total interest income increased by $25.3 million, or 16.6%, to $177.4 million compared to $152.1 million for the nine months ended March 31, 1999. This increase resulted primarily from a $458.5 million, or 17.5%, increase in average interest earning assets to $3.076 billion for the nine months ended March 31, 2000 from $2.618 billion for the nine months ended March 31, 1999. Partially offsetting this increase in average balance was a decrease in the average yield to 7.76% for the nine months ended March 31, 2000 from 7.80% for the same period last year. The substantial increase in average interest earning assets was primarily due to the investment of funds received from the acquisition of offices combined with continued strong internal growth. The yield on average interest earning assets declined as a result of the significant increase in interest earning assets over the past year at yields that were generally lower than the existing average portfolio yield.

Interest income on loans receivable increased by $17.0 million, or 13.3%, to $145.3 million for the nine months ended March 31, 2000 from $128.3 million for the nine months ended March 31, 1999. This increase resulted primarily from a $326.2 million, or 15.7%, increase in average loans outstanding to $2.409 billion for the nine months ended March 31, 2000 from $2.082 billion for the same period last year. Partially offsetting the increase in average loans outstanding was a decrease in the average yield on loans to 8.04% for the nine months ended March 31, 2000 from 8.21% for the nine months ended March 31, 1999. Interest income on mortgage-backed securities increased by $6.9 million, or 52.3%, to $20.1 million for the nine months ended March 31, 2000 from $13.2 million for the nine months ended March 31, 1999. This increase resulted from a $109.9 million, or 36.5%, increase in the average balance of mortgage-backed securities to $411.1 million for the nine months ended March 31, 2000 from $301.2 million for the nine months ended March 31, 1999 combined with an increase in the average yield to 6.51% from 5.83%. Interest income on investment securities increased by $1.8 million, or 17.8%, on a taxable equivalent basis, to $11.9 million for the nine months ended March 31, 2000 from $10.1 million for the nine months ended March 31, 1999. This increase resulted from a $30.9 million, or 16.2%, increase in the average balance of investment securities to $222.0 million for the nine months ended March 31, 2000 from $191.1 million for the nine months ended March 31, 1999 combined with an increase in the average yield to 7.15% from 7.04%. Interest income on interest- earning deposits increased by $45,000, or 6.8%, to $703,000 for the nine months ended March 31, 2000 from $658,000 for the nine months ended March 31, 1999. A decrease in the average balance of interest-earning deposits by $12.8 million, or 47.6%, to $14.1 million for the nine months ended March 31, 2000 from $26.9 million for the nine months ended March 31, 1999 was more than offset by an increase in the average yield to 6.66% from 3.26%. These changes in average balances and average yields on interest earning assets were primarily caused by the same factors as discussed in the aforementioned analysis for the three months ended March 31, 2000 and 1999.

For the nine months ended March 31, 2000 interest expense increased by $12.5 million, or 14.6%, to $98.0 million compared to $85.5 million for the nine months ended March 31, 1999. This increase resulted primarily from a $438.8 million, or 17.9%, increase in the average balance of interest-bearing liabilities to $2.893 billion for the nine months ended March 31, 2000 from $2.454 billion for the nine months ended March 31, 1999. Partially offsetting this increase in average balance was a decrease in the average cost of funds to 4.52% for the nine months ended March 31, 2000 compared to 4.64% for the nine months ended March 31, 1999. The increase in average interest-bearing liabilities resulted primarily from a $432.3 million, or 20.2%, increase in the average balance of deposits attributed primarily to the aforementioned office acquisitions as well as strong internal deposit growth. Interest-bearing liabilities also increased due to a $6.5 million, or 2.1%, increase in average borrowed funds to $319.1 million for the nine months ended March 31, 2000 from $312.6 million for the nine months ended March 31, 1999. The decrease in the average cost of funds during the current nine month period compared to the prior year resulted primarily from the rollover of certificates of deposit at lower interest rates due to the general downward trend in the level of interest rates over the past several years.

Provision for Loan Losses
-------------------------

The provision for loan losses increased by $341,000, or 42.0%, to $1.2 million for the quarter ended March 31, 2000 from $812,000 for the quarter ended March 31,1999. For the nine months ended March 31, 2000 the provision for loan losses increased by $120,000, or 4.9%, to $2.6 million from $2.5 million for the nine months ended March 31, 1999. Provisions for estimated losses on the loan portfolios are charged to earnings in an amount sufficient, in management's judgement, to cover anticipated losses based upon the inherent risk in the Company's loan portfolio, current economic conditions and historical trends. Management believes that credit quality remains consistently strong.

Noninterest Income
------------------

Noninterest income increased by $1.5 million, or 115.4%, to $2.8 million for the three months ended March 31, 2000 from $1.3 million for the three months ended March 31, 1999. Of this increase, approximately $625,000 was attributable to fee income relating to the Company's growth in loans and deposits. In addition, a new source of income, surcharges for foreign ATM transactions, contributed approximately $122,000 and the increased usage of debit cards by customers contributed increased transaction fee income of approximately $125,000. Also contributing to the quarter over quarter increase in noninterest income was a gain of $361,000 for the three months ended March 31, 2000 primarily from the sale of marketable equity securities compared to a loss in the prior year of $354,000 from the sale of trading portfolio securities.

For the nine months ended March 31, 2000 noninterest income increased by $3.1 million, or 68.9%, to $7.6 million compared to $4.5 million for the nine months ended March 31, 1999. This increase was attributable to additional loan and deposit fee income of approximately $575,000, foreign ATM surcharges of approximately $400,000 and additional debit card transaction fee income of approximately $375,000. As mentioned previously, the current year contains a gain on the sale of investment securities of $397,000 compared to a loss in the prior year of $278,000 from the sale of investment securities from the Company's trading portfolio. In addition, the prior year contained losses on the sale of loans of approximately $451,000 that were not experienced in the current fiscal year.

Noninterest Expense
-------------------

Noninterest expense increased by $1.9 million, or 11.4%, to $18.6 million for the three months ended March 31, 2000 from $16.7 million for the three months ended March 31, 1999. This increase resulted primarily from expected increases associated with the substantial growth in the Company's retail network over the past twelve months. Since March 31, 1999, the Company increased its office network by 30% by opening or acquiring 25 full service banking facilities and four consumer finance offices. Partially mitigating these growth related increases was a one-time occurrence of expenses in the prior year, primarily consisting of overtime, associated with the Company's conversion to a new core application data processing system.

As a result of the Company's substantial growth along with normal inflationary increases in costs, all expense categories, except FDIC premium expense, increased for the three months ended March 31, 2000 when compared to the previous year. Compensation and employee benefit expense increased by $289,000, or 3.1%, to $9.5 million; premises and occupancy costs increased by $532,000, or 27.4%, to $2.5 million; and other expenses increased by $626,000, or 14.7%, to $4.9 million. In addition, as a result of recording goodwill of approximately $23.3 million relating to the acquisition of eleven offices with deposits over the last twelve months, the expense for amortization of intangibles increased by $548,000, or 53.2%, to $1.6 million for the quarter ended March 31, 2000 from $1.0 million in the previous year. FDIC premium expense decreased by $138,000, or 48.3%, to $148,000 for the current quarter as a result of the last of a series of incremental decreases to the FDIC insurance rate. The premium was cut in half on January 1, 2000 to .21 cents for every $1,000 in deposits from .58 cents a year ago.

For the nine months ended March 31, 2000, noninterest expense increased by $9.1 million, or 19.9%, to $54.9 million compared to $45.8 million for the same time period last year. This increase also related primarily to the aforementioned growth in the Company's retail network.

Income Taxes
------------

The provision for income taxes for the three months ended March 31, 2000 increased by $1.2 million, or 48.0%, to $3.7 million compared to $2.5 million for the same period last year. This increase was primarily due to an increase in income before tax of $3.5 million, or 47.6%, to $10.9 million for the quarter ended March 31, 2000 from $7.4 million for the quarter ended March 31, 1999.

For the nine months ended March 31, 2000, the provision for income taxes increased by $1.4 million, or 16.1%, to $10.1 million compared to $8.7 million for the same period last year. This increase resulted primarily from a $6.6 million increase in income before tax which was partially offset by a lower effective tax rate due to an increase in tax exempt assets.

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

The implementation of the new data processing system not only accomplished the Company's Y2K objectives but also positioned the Company for future technological changes and an advanced product line. The Company completed its Y2K objectives almost entirely with existing in-house personnel who have either resumed their original duties or have been assigned to additional initiatives.

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

                                                                          Three Months Ended March 31,

                                                                    2000                                1999
--------------------------------------------------------------------------------------------------------------------------
                                                      AVERAGE.    INTEREST    AVG         AVERAGE     INTEREST   AVG.
                                                      BALANCE                 YIELD/      BALANCE                YIELD
                                                                              COST                               /COST
--------------------------------------------------------------------------------------------------------------------------
ASSETS:
-------
Interest earning assets:
  Loans receivable (a) (b)                         $2,482,829     $49,817     8.03%    $2,208,728     $44,861    8.12%
  Mortgage-backed securities (c)                   $  429,768     $ 7,146     6.65%    $  300,485     $ 4,212    5.61%
  Investment securities (c) (d) (e)                $  211,608     $ 3,818     7.22%    $  188,446     $ 3,311    7.03%
  FHLB stock                                       $   21,269     $   357     6.71%    $   18,021     $   313    6.95%
  Other interest earning deposits                  $   10,047     $   209     8.32%    $   29,990     $   176    2.35%
                                                   ----------     -------     ----     ----------     -------    ----
Total interest earning assets                      $3,155,521     $61,347     7.78%    $2,745,670     $52,873    7.70%
Noninterest earning assets (f)                     $  167,483                          $  166,878
                                                   ----------                          ----------
TOTAL ASSETS                                       $3,323,004                          $2,912,548
                                                   ==========                          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest bearing liabilities:
  Savings accounts                                 $  416,831     $ 3,380     3.24%    $  373,521     $ 2,998    3.21%
  Now accounts                                     $  328,574     $ 1,067     1.30%    $  296,839     $ 1,335    1.80%
  Money market demand accounts                     $  194,126     $ 1,753     3.61%    $  150,637     $ 1,373    3.65%
  Certificate accounts                             $1,729,640     $22,986     5.32%    $1,454,807     $19,426    5.34%
  Borrowed funds (g)                               $  280,009     $ 3,851     5.50%    $  292,253     $ 3,756    5.14%
                                                   ----------     -------     ----     ----------     -------    ----
Total interest bearing liabilities                 $2,949,180     $33,037     4.48%    $2,568,057     $28,888    4.50%
Noninterest bearing liabilities                    $  133,867                          $  114,905
                                                   ----------                          ----------
Total liabilities                                  $3,083,047                          $2,682,962
Shareholders' equity                               $  239,957                          $  229,586
                                                   ----------                          ----------
TOTAL LIABILITIES AND EQUITY                       $3,323,004                          $2,912,548
                                                   ==========                          ==========
Net interest income/Interest rate spread                          $28,310     3.30%                   $23,985    3.20%
Net interest earning assets/Net interest margin    $  206,341                 3.59%    $  177,613                3.49%
Ratio of interest earning assets to
 interest bearing liabilities                          1.07 X                              1.07 X

(a) Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.
(b) Interest income includes accretion/amortization of deferred loan fees/expenses.
(c) Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

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

                                                                           Nine Months Ended March 31,

                                                                    2000                                1999
--------------------------------------------------------------------------------------------------------------------------
                                                      AVERAGE.    INTEREST    AVG         AVERAGE     INTEREST   AVG.
                                                      BALANCE                 YIELD/      BALANCE                YIELD
                                                                              COST                               /COST
--------------------------------------------------------------------------------------------------------------------------
ASSETS:
-------
Interest earning assets:
  Loans receivable (a) (b)                         $2,408,663     $145,261    8.04%    $2,082,442     $128,265   8.21%
  Mortgage-backed securities (c)                   $  411,075     $ 20,072    6.51%    $  301,178     $ 13,165   5.83%
  Investment securities (c) (d) (e)                $  222,020     $ 11,902    7.15%    $  191,120     $ 10,096   7.04%
  FHLB stock                                       $   20,371     $  1,050    6.87%    $   16,069     $    879   7.29%
  Other interest earning deposits                  $   14,073     $    703    6.66%    $   26,892     $    658   3.26%
                                                   ----------     --------    ----     ----------     --------   ----
Total interest earning assets                      $3,076,202     $178,988    7.76%    $2,617,701     $153,063   7.80%
Noninterest earning assets (f)                     $  175,838                          $  149,034
                                                   ----------                          ----------
TOTAL ASSETS                                       $3,252,040                          $2,766,735
                                                   ==========                          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest bearing liabilities:
  Savings accounts                                 $  416,211     $ 10,212    3.27%    $  347,326     $  8,620   3.31%
  Now accounts                                     $  333,408     $  3,504    1.40%    $  293,223     $  3,678   1.67%
  Money market demand accounts                     $  184,843     $  5,168    3.73%    $  129,967     $  3,462   3.55%
  Certificate accounts                             $1,639,003     $ 65,961    5.37%    $1,370,619     $ 57,158   5.56%
  Borrowed funds (g)                               $  319,134     $ 13,179    5.51%    $  312,616     $ 12,534   5.35%
                                                   ----------     --------    ----     ----------     --------   ----
Total interest bearing liabilities                 $2,892,599     $ 98,024    4.52%    $2,453,751     $ 85,452   4.64%
Noninterest bearing liabilities                    $  122,561                          $   88,189
                                                   ----------                          ----------
Total liabilities                                  $3,015,160                          $2,541,940
Minority interest in subsidiary                    $        0                          $      383
Shareholders' equity                               $  236,880                          $  224,412
                                                   ----------                          ----------
TOTAL LIABILITIES AND EQUITY                       $3,252,040                          $2,766,735
                                                   ==========                          ==========
Net interest income/Interest rate spread                          $ 80,964    3.24%                   $ 67,611   3.16%
Net interest earning assets/Net interest margin    $  183,603                 3.51%    $  163,950                3.44%
Ratio of interest earning assets to
 interest bearing liabilities                          1.06 X                              1.07 X

(a) Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b) Interest income includes accretion/amortization of deferred loan fees/expenses.
(c) Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.
(d) Interest income on tax-free investment securities is presented on a taxable equivalent basis.
(e)  Average balances include FNMA and FHLMC stock.
(f) Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.
(g) Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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

                   Three months ended March 31, 2000 and 1999

------------------------------------------------------------------------
                                       Rate    Volume    Rate/     Net
                                                        Volume   Change
------------------------------------------------------------------------
Interest earning assets:

  Loans receivable                    ($544)   $5,567    ($67)    $4,956

  Mortgage-backed securities            $785   $1,812     $337    $2,934

  Investment securities                  $89     $407      $11      $507

  FHLB stock                           ($11)      $57     ($2)      $44

  Other interest earning deposits       $448   ($117)   ($298)      $33
                                        ----   ------   ------      ---
Total interest earning assets           $767   $7,726    ($19)   $8,474

Interest bearing liabilities:

  Savings accounts                       $31     $347       $4      $382

  Now accounts                        ($371)     $143    ($40)    ($268)

  Money market demand accounts         ($13)     $396      ($3)     $380

  Certificate accounts                  ($92)  $3,670     ($18)   $3,560

  Borrowed funds                      $  263    ($157)    ($11)   $   95
                                      ------   ------   ------    ------

------------------------------------------------------------------------
                                       Rate    Volume    Rate/     Net
                                                        Volume   Change
------------------------------------------------------------------------

Total interest bearing liabilities    ($182)   $4,399    ($68)    $4,149

Net change in interest income           $949   $3,327      $49    $4,325
                                        ====   ======      ===    ======

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

                   Nine months ended March 31, 2000 and 1999

----------------------------------------------------------------------------
                                        Rate     Volume     Rate/     Net
                                                           Volume   Change
----------------------------------------------------------------------------
Interest earning assets:

  Loans receivable                    ($2,678)   $20,093   ($419)   $16,996

  Mortgage-backed securities            $1,541    $4,804     $562    $6,907

  Investment securities                   $150    $1,632      $24    $1,806

  FHLB stock                             ($51)      $236    ($14)      $171

  Other interest earning deposits         $685    ($314)   ($326)       $45
                                          ----    ------   ------       ---

Total interest earning assets           ($353)   $26,451   ($173)   $25,925

Interest bearing liabilities:

  Savings accounts                       ($99)    $1,710    ($19)    $1,592

----------------------------------------------------------------------------
                                        Rate     Volume     Rate/     Net
                                                           Volume   Change
----------------------------------------------------------------------------

  Now accounts                          ($596)      $504    ($82)    ($174)

  Money market demand accounts            $172    $1,462      $72    $1,706

  Certificate accounts                ($1,998)   $11,192   ($391)    $8,803

  Borrowed funds                          $376      $261       $8      $645
                                          ----      ----       --      ----

Total interest bearing liabilities    ($2,145)   $15,129   ($412)   $12,572


Net change in interest income           $1,792   $11,322     $239   $13,353
                                        ======   =======     ====   =======

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

The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at March 31, 2000 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the March 31, 2000 levels.

                                                                         Increase           Decrease
                                                                      ---------------   ---------------
Parallel shift in interest rates over the next 12 months                1.0%     2.0%     1.0%     2.0%
                                                                      ------   ------   ------   ------
Projected percentage increase/(decrease) in net income                (0.6%)   (2.9%)   (2.2%)   (6.3%)
Projected increase/(decrease) in return on average equity             (0.1%)   (0.4%)   (0.3%)   (0.8%)
Projected increase/(decrease) in earnings per share                     $.00   ($.02)   ($.01)   ($.04)
Projected percentage increase/(decrease) in market value of equity   (26.7%)  (52.4%)    10.7%    13.6%

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

PART II. OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

The Company and its subsidiaries are subject to a number of asserted and unasserted claims encountered in the normal course of business. Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on the Company's financial statements.

Item 2. Changes in Securities
-----------------------------

Not applicable.

Item 3. Defaults Upon Senior Securities
---------------------------------------

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not applicable

Item 5. Other Information
-------------------------

Stock Purchase
--------------

In December, 1999, the Board of Trustees of Northwest Bancorp MHC authorized the purchase of an additional 500,000 shares of the 12.7 million publicly traded shares of Northwest Bancorp, Inc. via open market transactions. Following this announcement, Northwest Bancorp MHC purchased 381,950 shares via open market transactions and as a result currently owns 35.1 million shares or 74.1% of the
47.4 million outstanding common shares of Northwest Bancorp, Inc. Shares purchased by Northwest Bancorp MHC will remain outstanding and will not become treasury shares.

Business Combinations
---------------------

On April 18, 2000 the Company announced its plan to purchase nine retail office facilities in Potter and Tioga Counties in Northern Pennsylvania from Sovereign Bank. The agreement includes approximately $127 million in deposits and $53 million in consumer and business loans, along with the related fixed assets. Subject to regulatory approval, the transaction is expected to be completed by September 30, 2000 and will be accounted for using the purchase method of accounting.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibit No. 11 Statement re: computation of per share earnings

                                              Three Months       Three Months
                                                  Ended              Ended
                                              March 31,2000      March 31,1999
                                            -----------------  -----------------

Net income applicable to common stock             $ 7,216,272        $ 4,928,863

Weighted-average common shares outstanding         47,360,769         47,247,592
                                                  -----------        -----------

     Basic earnings per share                     $      0.15        $      0.10
                                                  ===========        ===========

Weighted-average common shares outstanding         47,360,769         47,247,592

Common stock equivalents due to effect of
 stock options                                        218,176            431,308
                                                  -----------        -----------

Total weighted-average common shares and
 equivalents                                       47,578,945         47,678,900

     Diluted earnings per share                   $      0.15        $      0.10
                                                  ===========        ===========





                                               Nine Months        Nine Months
                                                  Ended              Ended
                                              March 31,2000      March 31,1999
                                            -----------------  -----------------

Net income applicable to common stock             $19,327,288        $14,195,631

Weighted-average common shares outstanding         47,286,281         46,914,379
                                                  -----------        -----------

     Basic earnings per share                     $      0.41        $      0.30
                                                  ===========        ===========

Weighted-average common shares outstanding         47,286,281         46,914,379

Common stock equivalents due to effect of
 stock options                                        291,158            514,166
                                                  -----------        -----------

Total weighted-average common shares and
 equivalents                                       47,577,439         47,428,545

     Diluted earnings per share                   $      0.41        $      0.30
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

                            NORTHWEST BANCORP, INC.



Date:  May 12, 2000         By: /s/ William J. Wagner
      ------------------        ----------------------------------------------
                                    William J. Wagner
                                    Chief Financial Officer and Chief Operating
                                           Officer
                                    (Chief Financial and Accounting Officer and
                                           Duly Authorized Representative)