Form 10-K
period 2000-06-30
NORTHWEST BANCORP INC
filed 2000-09-28
CIK 1042064

                       SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to  ______________________

                           Commission File No. 0-23817

                             NORTHWEST BANCORP, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                 23-2900888
   --------------------------------                   ---------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification Number)

   Liberty and Second Streets, Warren, Pennsylvania                16365
   ------------------------------------------------               --------
       (Address of Principal Executive Offices)                   Zip Code

                                 (814) 726-2140
                          -----------------------------
                         (Registrant's telephone number)

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

     As of June 30, 2000, there were issued and outstanding 12,136,594 shares of the Registrant's Common Stock, not including 35,224,175 shares held by Northwest Bancorp, M.H.C., the Registrant's mutual holding company.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, which amount includes voting stock held by officers and directors, computed by reference to the last sale price on June 30, 2000, as reported by the Nasdaq National Market, was approximately $83.4 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Proxy Statement for the November 2000 Annual Meeting of Stockholders (Part
     III).

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

General

     Northwest Bancorp, Inc.

     Northwest Bancorp, Inc. (the "Company") is a Pennsylvania corporation that was formed to become the stock holding company of Northwest Savings Bank (the "Bank") in a transaction (the "Two-Tier Reorganization") that was approved by the Bank's stockholders on December 10, 1997, and completed on February 17, 1998. In the Two-Tier Reorganization, each share of the Bank's common stock was converted into and became a share of common stock of the Company, par value $0.10 per share (the "Common Stock"), and the Bank became a wholly- owned subsidiary of the Company. Northwest Bancorp, MHC (the "Mutual Holding Company"), which owned a majority of the Bank's outstanding shares of common stock immediately prior to completion of the Two-Tier Reorganization, became the owner of the same percentage of the outstanding shares of Common Stock of the Company immediately following the completion of the Two-Tier Reorganization. As of June 30, 2000, the sole activity of the Company was the ownership of all of the issued and outstanding common stock of the Bank and of Jamestown Savings Bank ("Jamestown"). Jamestown was formed in November of 1995 as a de novo New York-chartered savings bank headquartered in Jamestown, New York.

     As of June 30, 2000, the Company, through the Bank and Jamestown, operated 106 community banking offices throughout its market area in northwest, southwest and central Pennsylvania, southwestern New York, and eastern Ohio. The Company, through the Bank and its wholly owned subsidiaries, also operates 42 consumer lending offices throughout Pennsylvania and one consumer lending office in New York. The Company has focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. The Company, directly or through its subsidiaries, also emphasizes the origination of consumer loans, including home equity, second mortgage, education and other consumer loans. To a lesser extent, the Company also originates multifamily residential and commercial real estate loans and commercial business loans.

     The Company's principal sources of funds are deposits, borrowed funds and the principal and interest payments on loans and marketable securities. The principal source of income is interest received from loans and marketable securities. The Company's principal expenses are the interest paid on deposits and the cost of employee compensation and benefits.

     The Company's principal executive office is located at Liberty and Second Streets, Warren, Pennsylvania, and its telephone number at that address is
(814)726-2140.

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

     The Bank's principal executive office is located at Liberty and Second Streets, Warren, Pennsylvania, and its telephone number at that address is
(814)726-2140.

     Jamestown Savings Bank

     Jamestown began operations on November 9, 1995 as a de novo New York state-chartered stock savings bank. The bank was organized to engage in the retail savings bank business in the area surrounding Jamestown, New York, which is located in Chautauqua County.

     Jamestown was capitalized through an initial public offering of 761,866 shares of common stock, 400,000 shares, 52.5% of which were purchased by the Mutual Holding Company. The Mutual Holding Company continued to accumulate additional ownership in Jamestown and in February 1998 sold its entire ownership position consisting of 490,050 shares to the Company. On July 8, 1998 the Company conducted a tender offer for the remaining shares of Jamestown, and acquired 100% of the outstanding shares of Jamestown as of July 31, 1998.

     As of June 30, 2000, Jamestown had four offices in Southwestern New York.

Market Area

     The Company has been, and intends to continue to be, a community-oriented financial institution offering a wide variety of financial services to meet the needs of the communities it serves. The Company is headquartered in Warren, Pennsylvania which is located in the northwestern region of Pennsylvania, and the Company has its highest concentration of deposits and loans in the portion of its office network located in northwestern Pennsylvania. Over the past eight years the Company has expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania. As of June 30, 2000, the Company operated in Pennsylvania 98 community banking offices, 42 consumer finance offices, located in the following counties: Allegheny, Armstrong, Bedford, Berks, Blair, Butler, Cambria, Centre, Clarion, Clearfield, Clinton, Crawford, Cumberland, Dauphin, Elk, Erie, Fayette, Forest, Huntingdon, Indiana, Jefferson, Lancaster, Lawrence, Lebanon, Luzerne, Lycoming, McKean, Mercer, Mifflin, Schuylkill, Venango, Warren, Washington, Westmoreland and York. In addition, the Company operated community banking offices in Ashtabula County, Ohio, Geauga County, Ohio and Lake County, Ohio. Through Jamestown, the Company operated three community banking offices in Chautauqua County, New York and one community banking office in Cattaraugus County, New York. The Company, through the Bank and its subsidiaries, also operates one consumer finance office in southwestern New York.

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

                                                                                   At June 30,
                             ------------------------------------------------------------------------------------------------------
                                   2000                  1999                  1998                 1997                 1996
                             -----------------     -----------------     ----------------     ----------------     ----------------
                             Amount    Percent     Amount    Percent     Amount   Percent     Amount   Percent     Amount   Percent
                             ------    -------     ------    -------     ------   -------     ------   -------     ------   -------
                                                                      (Dollars in Thousands)
Real estate:
  One- to four-family (1) $ 1,836,154    70.9%  $ 1,718,002    73.8%  $ 1,368,736   69.4%  $ 1,096,315   68.8%  $ 1,008,288   70.8%
  Multifamily and
     commercial .........     192,897     7.5%      152,466     6.6       128,831    6.5       100,912    6.3        97,612    6.8
                          -----------   -----   -----------   -----   -----------  -----   -----------  -----   -----------  -----
    Total real estate
       loans ............   2,029,051    78.4%    1,870,468    80.4     1,497,567   75.9     1,197,227   75.1     1,105,900   77.6
Consumer:
  Home equity and home
     improvement ........      44,848     1.7%       39,067     1.7        33,963    1.7        37,607    2.4        38,146    2.7
  Education loans .......      70,619     2.7%       64,341     2.8        59,791    3.0        53,542    3.3        47,842    3.4
  Loans on savings
     accounts ...........       8,052     0.3%        6,263     0.3         6,898    0.4         7,176    0.5         6,543    0.5
  Other (2) .............     387,423    15.0%      305,812    13.1       252,443   12.8       212,472   13.3       159,532   11.2
                          -----------   -----   -----------   -----   -----------  -----   -----------  -----   -----------  -----
    Total consumer loans
       (3) ..............     510,942    19.7%      415,483    17.9       353,095   17.9       310,797   19.5       252,063   17.7
Commercial business .....      49,992     1.9%       40,039     1.7       123,188    6.2        86,087    5.4        67,045    4.7
                          -----------   -----   -----------   -----   -----------  -----   -----------  -----   -----------  -----
    Total loans
       receivable, gross    2,589,985   100.0%    2,325,990   100.0%    1,973,850  100.0%    1,594,111  100.0%    1,425,008  100.0%
                                        =====                 =====                =====                =====                =====

Deferred loan fees ......      (1,829)                 (923)               (1,357)              (2,384)              (3,495)
Undisbursed loan proceeds     (25,266)              (23,056)              (49,435)             (41,618)             (33,428)
Allowance for loan losses
  (real estate loans) ...     (11,334)              (10,619)               (8,103)              (6,898)              (9,133)
Allowance for loan losses
  (other loans) .........      (6,926)               (6,154)               (7,666)              (6,713)              (3,997)
                          -----------           -----------           -----------          -----------          -----------
    Total loans
       receivable, net .. $ 2,544,630           $ 2,285,238           $ 1,907,289          $ 1,536,498          $ 1,374,955
                          ===========           ===========           ===========          ===========          ===========
---------------------------------------

(1) Includes $56.8 million of loans originated and held by the Bank's subsidiaries at June 30, 2000.
(2) Consist primarily of automobile loans and secured and unsecured personal loans.
(3) Includes $75.4 million of consumer loans originated and held by the Bank's subsidiaries at June 30, 2000.

     Fixed- and Adjustable-Rate Loans. Set forth below are selected data regarding the dollar amounts of the Company's total loans represented by fixed and adjustable-rate loans at the dates indicated.


                                                                              At June 30,
                            --------------------------------------------------------------------------------------------------------
                                  2000                 1999                 1998                   1997                 1996
                            ------------------     ----------------     -----------------    ------------------    -----------------
                            Amount     Percent     Amount   Percent     Amount    Percent    Amount     Percent    Amount    Percent
                            ------     -------     ------   -------     ------    -------    ------     -------    ------    -------
                                                                       (Dollars in Thousands)
Real estate loans:
  Adjustable............... $  108,628      4.2%  $   99,029     4.3%  $   55,493     2.8%  $   78,568     4.9%  $   94,426     6.6%
  Fixed....................  1,920,423     74.2    1,771,439    76.1    1,442,074    73.1    1,118,659    70.2    1,011,474    71.0
                             ---------   ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
   Total real estate loans.  2,029,051     78.4    1,870,468    80.4    1,497,567    75.9    1,197,227    75.1    1,105,900    77.6

Other loans:
  Adjustable...............    151,177      5.8      132,873     5.7      117,100     5.9      117,301     7.4      114,943     8.1
  Fixed....................    409,757     15.8      322,649    13.9      359,183    18.2      279,583    17.5      204,165    14.3
                             ---------   ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
   Total other loans.......    560,934     21.6      455,522    19.6      476,283    24.1      396,884    24.9      319,108    22.4
                             ---------   ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
                             $2,589,985   100.0%  $2,325,990   100.0%  $1,973,850   100.0%  $1,594,111   100.0%  $1,425,008   100.0%
                             ==========  ======   ==========  ======   ==========  ======   ==========  ======   ==========  ======

     Loan Maturity and Repricing Schedule. The following table sets forth the maturity or period of repricing of the Company's loan portfolio at June 30, 2000. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

                                                                                                            Beyond
                                                Within           1-2            2-3            3-5             5
                                                 1 Year         Years          Years          Years          Years          Total
                                               ----------     ----------     ----------     ----------     ----------     ----------
                                                                                          (In Thousands)
Real estate loans:
 One- to four-family residential .........     $  121,520     $   77,842     $   84,113     $  171,500     $1,381,179     $1,836,154
 Multifamily and commercial ..............         43,149         17,354         23,111         39,024         70,259        192,897
Consumer loans ...........................        192,782         65,184         53,522        122,650         76,804        510,942
Commercial business loans ................         26,708          7,073          4,003          8,354          3,854         49,992
                                               ----------     ----------     ----------     ----------     ----------     ----------
    Total loans ..........................     $  384,159     $  167,453     $  164,749     $  341,528     $1,532,096     $2,589,985
                                               ==========     ==========     ==========     ==========     ==========     ==========


     Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at June 30, 2000, the dollar amount of all fixed-rate and adjustable-rate loans due after June 30, 2001. Adjustable- and floating-rate loans are included in the period in which they are contractually due.



                                                                    Fixed       Adjustable       Total
                                                                 ----------     ----------     ----------
                                                                              (In Thousands)
Real estate loans:
  One- to four-family residential ..........................     $1,703,968     $   37,475     $1,741,443
  Multifamily and commercial ...............................        109,236         69,128        178,364
Consumer ...................................................        318,133         22,583        340,716
Commercial .................................................         21,222        106,853        128,075
                                                                 ----------     ----------     ----------
  Total ....................................................     $2,152,559     $  236,039     $2,388,598
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

     The Company currently offers adjustable-rate mortgage loans with initial interest rate adjustment periods of one, three and five years, based on changes in a designated market index. The Company determines whether a borrower qualifies for an adjustable-rate mortgage loan based on the fully indexed rate of the adjustable-rate mortgage loan at the time the loan is originated. One- to four-family residential adjustable-rate mortgage loans totalled $38.3 million, or 1.5% of the Company's gross loan portfolio at June 30, 2000.

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

     Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Appraisals are generally performed by the Company's in-house appraisal staff. Such regulations permit a maximum loan-to-value ratio of 95% for residential property and 80% for all other real estate loans. The Company's lending policies generally limit the maximum loan-to-value ratio on both fixed-rate and adjustable-rate mortgage loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the real estate that serves as collateral for the loan. The Company makes a limited amount of one- to four-family real estate loans with loan-to-value ratios in excess of 80%. For one- to four-family real estate loans with loan-to-value ratios in excess of 80%, the Company generally requires the borrower to obtain private mortgage insurance on the entire amount of the loan. The Company requires fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing real estate loans made by the Company.

     In the past, the Company purchased loans that are serviced by other institutions and that are secured by one- to four-family residences. At June 30, 2000, the Company's portfolio of loans serviced by others totaled $2.0 million. The Company currently has no formal plans to enter into new loan participations.

     Included in the Company's $1.836 billion of one- to four-family residential real estate loans are $13.3 million, or 0.51% of the Company's total loan portfolio, of construction loans and land loans. The Company offers fixed- and adjustable-rate residential construction loans primarily for the construction of owner-occupied one- to four- family residences in the Company's market area to builders or to owners who have a contract for construction. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. During the construction phase the loans have a fixed interest rate and convert into either a fixed-rate or an adjustable-rate mortgage loan at the end of the construction period. Advances are made as construction is completed. In addition, the Company originates loans within its market area that are secured by individual unimproved or improved lots. Land loans are currently offered with fixed- rates for terms of up to 10 years. The maximum loan-to-value ratio for the Company's land loans is 75% of the appraised value, and the maximum loan-to-value ratio for the Company's construction loans is 95% of the lower of cost or appraised value.

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

     Multifamily Residential and Commercial Real Estate Loans. The Company's multifamily residential real estate loans are secured by multifamily residences, such as rental properties. The Company's commercial real estate loans are secured by nonresidential properties such as hotels, church property, and retail establishments. At June 30, 2000, a significant portion of the Company's multifamily residential and commercial real estate loans were secured by properties located within the Company's market area. The Company's largest multifamily residential real estate loan relationship at June 30, 2000, had a principal balance of $4.6 million, and was collateralized by a condominium project in Allegheny County, Pennsylvania. The Company's largest commercial real estate loan at June 30, 2000, had a principal balance of $6.9 million and was collateralized by land and real estate in St. George, Utah. Multifamily residential and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates. The terms of each multifamily residential and commercial real estate loan are negotiated on a case-by- case basis. The Company generally makes multifamily residential and commercial real estate loans up to 75% of the appraised value of the property collateralizing the loan.

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

     Consumer Loans. The principal types of consumer loans offered by the Company are adjustable-rate home equity lines of credit and variable-rate education loans, and fixed-rate consumer loans such as second mortgage loans, automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by deposit accounts. Consumer loans are offered with maturities generally of less than ten years. The Company's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less. Such loans are offered on an adjustable-rate basis with terms of up to ten years. At June 30, 2000, the disbursed portion of home equity lines of credit totalled $44.8 million, or 8.8%, of consumer loans, with $84.1 million remaining undisbursed.

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

     The largest commercial business loan had a principal balance of $3.7 million, and was secured by convenience stores and marketable securities.

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

     Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, mortgage brokers and walk-in customers. All of the Company's loan originators are salaried employees, and the Company does not pay commissions in connection with loan originations. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an in-house appraiser or an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. A loan processor in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. The Company has a formal loan policy which assigns lending limits to the Company's various loan officers. Also, the Company has a Senior Loan Committee which meets as needed to review and verify that the assigned lending limits are being followed and to monitor the Company's lending policies and the Company's loan activity. The Senior Loan Committee also has lending authority as designated in the Company's loan policy which is approved by the Board of Directors. Loans exceeding the limits established for the Senior Loan Committee must be approved by the Executive Committee of the Board of Directors or by the entire Board of Directors. The Company's policy is to make no loans either individually or in the aggregate to one entity in excess of $7.5 million. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Company, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At June 30, 2000, the Company had commitments to originate $29.9 million of loans.

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

     Origination, Purchase and Sale of Loans. The table below shows the Company's originations of loans for the periods indicated.

                                                                                    Years Ended June 30,
                                                                        -------------------------------------------
                                                                            2000           1999            1998
                                                                        -----------    ------------     -----------
                                                                                       (In Thousands)

Loans receivable, gross, at beginning of period .....................   $ 2,325,990     $ 1,973,850     $ 1,594,111
Originations ........................................................       629,104         881,861         802,145

Principal repayments ................................................      (408,837)       (512,069)       (425,325)

Loan purchases including acquisitions ...............................        46,933          22,558          28,925
Loan sales ..........................................................        (1,580)        (36,832)        (23,167)
Transfer to REO .....................................................        (1,625)         (3,378)         (2,839)
                                                                        -----------     -----------     -----------
    Loans receivable, gross, at end of period .......................   $ 2,589,985     $ 2,325,990     $ 1,973,850
                                                                        ===========     ===========     ===========

     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. To the extent that loans are originated or acquired for the Company's portfolio,

Statement of Financial Accounting Standards No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At June 30, 2000 the Company had $1.8 million of net deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

     In addition to loan origination fees, the Company also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations. The Company recognized fees and service charges of $7.0 million, $4.5 million and $3.3 million, for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

     Loans-to-One Borrower. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At June 30, 2000, the largest aggregate amount loaned by the Company to one borrower totaled $6.9 million and was secured by land and real estate. The Company's second largest lending relationship totaled $5.1 million and was secured by a personal care facility in McKean County, Pennsylvania. The Company's third largest lending relationship totaled $4.6 million and was secured by residential real estate in Allegheny County, Pennsylvania. The Company's fourth largest lending relationship was for $4.2 million and was secured by a personal care facility in Erie County, Pennsylvania. The Company's fifth largest lending relationship totaled $4.1 million and was secured by a real estate and business personal property.

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

     Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as Real Estate Owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss reserve allocations, the difference is charged against the allowance for loan losses. Any subsequent write-down of REO is charged against earnings.

     Loans Past Due and Nonperforming Assets. The following table sets forth information regarding the Company's loans 30 days or more past due, nonaccrual loans 90 days or more past due, and real estate acquired or deemed acquired by foreclosure at the dates indicated. Effective November 1998, a loan is considered past due if less than 90% of a contractually-due payment has been paid. As a result of this change, the Company recorded a significant increase in the amount of loans which were 90 days or more past due as of June 30, 1999. When a loan is delinquent 90 days or more, the Company fully reserves all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Company did not have any material restructured loans within the meaning of SFAS 15.


                                                                                      At June 30,
                                                            --------------------------------------------------------------
                                                                   2000            1999        1998       1997      1996
                                                            ------------------   ---------   --------   --------   -------
                                                            Number     Balance
                                                            ------     -------
                                                                                (Dollars in Thousands)

Loans past due 30 days to 59 days:
  One- to four-family residential loans ...............          59    $ 2,030    $ 3,632    $ 4,842    $ 3,224    $ 3,031
  Multifamily and commercial loans ....................           9        806        320         79         --        423
  Consumer loans ......................................         584      2,108      3,491      3,632      2,477      2,178
  Commercial business loans ...........................           6        535         --        458        183        240
                                                            -------    -------    -------    -------    -------    -------
   Total loans past due 30 days to 59 days ............         658    $ 5,479    $ 7,443    $ 9,011    $ 5,884    $ 5,872
                                                            -------    -------    -------    -------    -------    -------

Loans past due 60 days to 89 days:
  One- to four-family residential loans ...............          60      2,205    $ 4,895    $ 2,386    $ 1,491    $ 1,153
  Multifamily and commercial loans ....................           3        152        314        219         --         21
  Consumer loans ......................................         213        777        957        954        908      1,143
  Commercial business loans ...........................           2         47         --        841        180        148
                                                            -------    -------    -------    -------    -------    -------
   Total loans past due 60 days to 89 days ............         278    $ 3,181    $ 6,166    $ 4,400    $ 2,579    $ 2,465
                                                            -------    -------    -------    -------    -------    -------

Loans past due 90 days or more (1):
  One- to four-family residential loans ...............         120    $ 5,753    $ 8,623    $ 6,013    $ 6,229    $ 4,913
  Multifamily and commercial loans ....................          11      1,923      2,141        390      2,585      2,704
  Consumer loans ......................................         691      2,459      2,202      1,631      1,161        772
  Commercial business loans ...........................           3        125      3,150        578        455      1,092
                                                            -------    -------    -------    -------    -------    -------
   Total loans past due 90 days or more ...............         825    $10,260    $16,116    $ 8,612    $10,430    $ 9,481
                                                            -------    -------    -------    -------    -------    -------

Total loans 30 days or more past due ..................       1,761    $18,920    $29,725    $22,023    $18,893    $17,818
                                                            =======    =======    =======    =======    =======    =======

Total loans 90 days or more past due (1) ..............                $10,260    $16,116    $ 8,612    $10,430    $ 9,481

Total REO .............................................          39      2,144      3,383      3,506      4,549      5,771
                                                            -------    -------    -------    -------    -------    -------

Total loans 90 days or more past due and REO ..........         864    $12,404    $19,499    $12,118    $14,979    $15,252
                                                            =======    =======    =======    =======    =======    =======

Total loans 90 days or more past due to
  net loans receivable ................................                    .40%       .71%       .45%       .68%       .69%
Total loans 90 days or more past due
  and REO to total assets .............................                    .36%       .63%       .47%       .72%       .81%

------------------------------------
(1) The Company classifies as nonperforming all loans 90 days or more delinquent.


     At June 30, 2000, gross interest income of approximately $1.2 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. No interest income on nonaccrual loans was included in income during such period.

     Classification of Assets. The Company's policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as debt and equity securities, considered to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. At June 30, 2000, the Company had 10 loans, with an aggregate principal balance of $10.2 million, designated as special mention.

     When a savings bank classifies problem assets as either substandard or doubtful, it is required to establish general valuation allowances or "loss reserves" in an amount deemed prudent by management. General valuation represents loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings bank classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. A savings bank's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations. The Company's largest classified assets are also the Company's largest nonperforming assets and are discussed above.

     The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.


                                                          At June 30,
                                                 ------------------------------
                                                  2000        1999        1998
                                                 ------      ------      ------
                                                        (In Thousands)

Substandard assets ........................     $21,448     $30,852     $20,138
Doubtful assets ...........................          35          99          --
Loss assets ...............................          20          20          --
                                                -------     -------     -------
   Total classified assets ................     $21,503     $30,971     $20,138
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

     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.


                                                                                     Years Ended June 30,
                                                           -----------------------------------------------------------------------
                                                               2000          1999           1998           1997           1996
                                                           ------------   -----------    -----------    -----------    -----------
                                                                                       (In Thousands)

Net loans receivable ....................................  $ 2,544,630    $ 2,285,238    $ 1,907,289    $ 1,536,498    $ 1,374,955
Average loans outstanding ...............................    2,436,260      2,128,480      1,690,412      1,449,807      1,243,758

Allowance for loan losses balance at beginning of period        16,773         15,769         13,611         13,130         11,833
Provision for loan losses ...............................        4,149          3,629          4,072          2,491          1,502
Charge-offs:
  Real estate loans: ....................................         (289)          (514)          (132)          (383)          (141)
  Consumer loans ........................................       (2,987)        (3,049)        (2,384)        (2,004)        (1,192)
  Commercial loans ......................................           --           (101)            --           (150)            --
                                                           -----------    -----------    -----------    -----------    -----------
   Total charge-offs ....................................       (3,276)        (3,664)        (2,516)        (2,537)        (1,333)
                                                           -----------    -----------    -----------    -----------    -----------
Recoveries:
  Real estate loans .....................................           75            367             --             10            176
  Consumer loans ........................................          481            470            393            363            250
  Commercial loans ......................................           33             61             --              1              2
                                                           -----------    -----------    -----------    -----------    -----------
   Total recoveries .....................................          589            898            393            374            428
Acquired through acquisition ............................           25            141            209            153            700
                                                           -----------    -----------    -----------    -----------    -----------
  Allowance for loan losses balance at end of period ....  $    18,260    $    16,773    $    15,769    $    13,611    $    13,130
                                                           ===========    ===========    ===========    ===========    ===========

Allowance for loan losses as a percentage of net
  loans receivable ......................................         0.72%          0.73%          0.83%          0.89%          0.95%
Net loans charged-off as a percentage of average
  loans outstanding .....................................         0.13%          0.17%          0.15%          0.17%          0.11%
Allowance for loan losses as a percentage of
  nonperforming loans ...................................       177.97%        104.08%        183.10%        130.50%        138.49%
Allowance for loan losses as a percentage
  of nonperforming loans and REO ........................       147.21%         86.02%        130.13%         90.87%         86.09%

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.

                                                                           At June 30,
                                   ----------------------------------------------------------------------------------------------
                                          2000               1999               1998               1997               1996
                                   ------------------  ----------------   -----------------  -----------------  -----------------
                                             % of               % of               % of               % of               % of
                                             Total              Total              Total              Total              Total
                                    Amount  Loans (1)  Amount  Loans (1)  Amount  Loans (1)  Amount  Loans (1)  Amount  Loans (1)
                                   -------  ---------  ------  --------   ------  ---------  ------  ---------  ------  ---------
                                                                      (Dollars in Thousands)

Balance at end of period
applicable to:
Real estate loans ..............   $11,334    78.4%   $10,619    80.4%   $ 8,103    75.9%   $ 6,898    75.1%   $ 9,133    77.6%
Consumer loans .................     5,976    19.7      5,318    17.9      4,957    17.9      4,499    19.5      3,009    17.7
Commercial business loans ......       950     1.9        836     1.7      2,709     6.2      2,214     5.4        988     4.7
                                   -------   -----    -------   -----    -------   -----    -------   -----    -------   -----

Total allowance for
loan losses ....................   $18,260   100.0%   $16,773   100.0%   $15,769   100.0%   $13,611   100.0%   $13,130   100.0%
                                   =======   =====    =======   =====    =======   =====    =======   =====    =======   =====

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

                                                                                             Years Ended June 30,
                                                                                 -------------------------------------------
                                                                                   2000             1999             1998
                                                                                 ---------        ---------        ---------
                                                                                               (In Thousands)
Mortgage-backed securities balance at beginning of period (1) .............      $ 348,257        $ 305,764        $ 291,597
Purchases .................................................................         96,320          118,514           62,366
Sales .....................................................................             --             (772)         (27,618)
Securities acquired by business combination ...............................             --              351            5,391
Increase (decrease) in market value of securities available for sale ......         (5,308)             128              840
Principal payments and amortization of premiums and discounts .............        (19,092)         (75,728)         (26,812)
                                                                                 ---------        ---------        ---------
Mortgage-backed securities balance at end of period (1) ...................      $ 420,177        $ 348,257        $ 305,764
                                                                                 =========        =========        =========

Investment securities balance at beginning of period (2) ..................      $ 240,230        $ 204,213        $ 122,103
Purchases .................................................................         26,108          108,474          141,094
Sales .....................................................................        (29,934)         (26,544)         (46,471)
Securities acquired by business combination ...............................             --            2,771           17,076
Increase (decrease) in market value of securities available for sale ......         (6,075)          (2,095)           2,901
Maturities and amortization of premiums and discounts .....................        (24,767)         (46,589)         (32,490)
                                                                                 ---------        ---------        ---------
Investment securities balance at end of period (2) ........................      $ 205,562        $ 240,230        $ 204,213
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


                                                                                               At June 30,
                                                                --------------------------------------------------------------------
                                                                         2000                    1999                   1998
                                                                ---------------------   ---------------------   --------------------
                                                                  Amortized  Market       Amortized  Market       Amortized  Market
                                                                  Cost        Value       Cost        Value       Cost        Value
                                                                ---------   ---------   ---------   ---------   ---------   --------
                                                                                              (In Thousands)
Mortgage-backed securities held to maturity:
  Fixed-rate pass through certificates .....................    $  1,298    $  1,311    $    731    $    772    $  5,663    $  5,745
  Variable-rate pass through certificates ..................       5,967       5,967       7,212       7,307       9,936      10,059
  Fixed-rate collateralized mortgage obligations ("CMOs") ..          --          --          --          --       4,578       4,571
  Variable-rate CMOs .......................................     132,901     128,197     127,614     126,603      90,064      88,520
                                                                --------    --------    --------    --------    --------    --------
    Total mortgage-backed securities held to maturity ......     140,166     135,475     135,557     134,682     110,241     108,895
                                                                --------    --------    --------    --------    --------    --------

Mortgage-backed securities available for sale:
  Fixed-rate pass through certificates .....................    $ 84,487    $ 82,772    $ 53,898    $ 52,814    $  5,396    $  5,391
  Variable-rate pass through certificates ..................      30,670      29,862       9,342       9,326      11,523      11,579
  Fixed-rate collateralized mortgage obligations ("CMOs") ..           8           8          17          17          37          35
  Variable-rate CMOs .......................................     169,459     167,369     148,748     150,543     178,000     178,518
                                                                --------    --------    --------    --------    --------    --------
    Total mortgage-backed securities available for sale ....     284,624     280,011     212,005     212,700     194,956     195,523
                                                                --------    --------    --------    --------    --------    --------
    Total mortgage-backed securities .......................    $424,790    $415,486    $347,562    $347,382    $305,197    $304,418
                                                                ========    ========    ========    ========    ========    ========

Investment securities held to maturity:
  U.S. Government and agency ...............................    $ 35,993    $ 34,588    $ 56,692    $ 56,614    $ 51,358    $ 51,982
  Municipal securities .....................................      31,848      27,850      31,842      30,422       3,811       3,947
  Corporate debt issues ....................................      29,749      24,451      29,773      28,633      27,852      27,993
                                                                --------    --------    --------    --------    --------    --------
    Total investment securities held to maturity ...........    $ 97,590    $ 86,889    $118,307    $115,669    $ 83,021    $ 83,922
                                                                ========    ========    ========    ========    ========    ========

Investment securities available for sale:
  U.S. Government and agency ...............................    $ 50,970    $ 50,593    $ 65,597    $ 65,232    $ 75,826    $ 76,995
  Municipal securities .....................................      55,810      51,387      51,440      50,830      37,307      38,289
  Corporate debt issues ....................................         985         949         985         955         985         985
  Equity securities ........................................       3,441       5,043       2,155       4,906       2,229       4,923
                                                                --------    --------    --------    --------    --------    --------
    Total investment securities available for sale .........    $111,206    $107,972    $120,177    $121,923    $116,347    $121,192
                                                                ========    ========    ========    ========    ========    ========

     Issuers of Mortgage-Backed Securities. The following table sets forth information regarding the issuers and the carrying value of the Company's mortgage-backed securities held to maturity and mortgage-backed securities available for sale.

                                                          At June 30,
                                                ----------------------------
                                                  2000       1999       1998
                                                ---------  --------   --------
                                                        (In Thousands)
Mortgage-backed securities:
   FNMA ...................................     $149,780   $128,256   $143,992
   GNMA ...................................      103,537     57,881     12,457
   FHLMC ..................................      146,309    141,017    138,962
   Other (non-agency) .....................       20,551     21,103     10,353
                                                --------   --------   --------
     Total mortgage-backed securities .....     $420,177   $348,257   $305,764
                                                ========   ========   ========

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for the Company's investment securities and mortgage-backed securities portfolios at June 30, 2000. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.


                                                                                          At June 30, 2000
                                                    ----------------------------------------------------------------------------
                                                       One Year or Less         One to Five Years           Five to Ten Years
                                                    ---------------------    -----------------------     -----------------------
                                                               Annualized                 Annualized                  Annualized
                                                                Weighted                   Weighted                    Weighted
                                                    Amortized    Average      Amortized     Average       Amortized     Average
                                                      Cost        Yield         Cost         Yield          Cost         Yield
                                                    ---------   ---------    ----------    ---------     ----------     --------
                                                                                     (Dollars in Thousands)
Investment securities held to maturity:
  U.S. Government and agency obligations ........   $  6,006       6.70%       $     --         --%       $  9,987        6.73%
  Municipal securities ..........................         --         --              --         --             100        5.25
  Corporate debt issues .........................         --         --              --         --             250        9.00
                                                    --------    -------        --------    -------        --------      ------
   Total investment securities held to maturity .      6,006       6.70%             --         --%         10,337        6.77%

Investment securities available for sale:
  U.S. Government and agency obligations ........     25,506       6.77%         21,973       6.24%          3,491        6.51%
  Equity securities .............................         --         --              --         --              --          --
  Municipal securities ..........................         --         --             795       5.15             697        5.01
  Corporate debt issues .........................         --         --              --         --              --          --
                                                    --------    -------        --------    -------        --------      ------
   Total investment securities available for sale     25,506       6.77%         22,768       6.21%          4,188        6.26%

Mortgage-backed securities held to maturity:
  Pass-through certificates .....................      5,967       7.12%             --         --%             --          --%
  CMOs ..........................................    132,901       6.64              --         --              --          --
                                                    --------    -------        --------    -------        --------      ------
   Total mortgage-backed securities held
    to maturity .................................    138,868       6.66%             --         --%             --          --%
Mortgage-backed securities available for sale:
  Pass through certificates .....................     30,670       5.52%            150       5.90%          6,842        6.96%
  CMOs ..........................................    169,459       7.13              --         --               8       10.16
                                                    --------    -------        --------    -------        --------      ------
   Total mortgage-backed securities available
   for sale .....................................    200,129       6.88%            150       5.90%          6,850        6.96%
                                                    --------    -------        --------    -------        --------      ------

Total investment securities and mortgage-backed
    securities ..................................   $370,509       6.79%       $ 22,918       6.21%       $ 21,375        6.73%
                                                    ========    =======        ========    =======        ========      ======

                                                                                    At June 30, 2000
                                                      --------------------------------------------------------------------------
                                                          More than Ten Years                            Total
                                                      ---------------------------       ----------------------------------------
                                                                       Annualized                                     Annualized
                                                                        Weighted                                       Weighted
                                                      Amortized         Average         Amortized         Market        Average
                                                        Cost             Yield             Cost           Value          Yield
                                                      ---------        ----------       ---------        --------     ----------
Investment securities held to maturity:
  U.S. Government and agency obligations ..........   $ 20,000            7.20%         $ 35,993         $ 34,588         6.99%
  Municipal securities ............................     31,748            4.81            31,848           27,850         4.81
  Corporate debt issues ...........................     29,499            8.14            29,749           24,451         8.14
                                                      --------         -------          --------         --------       ------
   Total investment securities held to maturity ...     81,247            6.61%           97,590           86,889         6.63%

Investment securities available for sale:
  U.S. Government and agency obligations ..........         --              --%           50,970           50,593         6.52%
  Equity securities ...............................      3,441            4.85             3,441            5,043         4.85
  Municipal securities ............................     54,318            5.20            55,810           51,387         5.20
  Corporate debt issues ...........................        985            7.59               985              949         7.59
                                                      --------         -------          --------         --------       ------
   Total investment securities available for sale .     58,744            5.22%          111,206          107,972         5.82%

Mortgage-backed securities held to maturity:
  Pass-through certificates .......................      1,298            8.08%            7,265            7,278         7.29%
  CMOs ............................................         --              --           132,901          128,197         6.64
                                                      --------         -------          --------         --------       ------
   Total mortgage-backed securities held
    to maturity ...................................      1,298            8.08%          140,166          135,475         6.67%
Mortgage-backed securities available for sale:
  Pass through certificates .......................     77,495            7.08%          115,157          112,634         6.66%
  CMOs ............................................         --              --           169,467          167,377         7.13
                                                      --------         -------          --------         --------       ------
   Total mortgage-backed securities available
   for sale .......................................     77,495            7.08%          284,624          280,011         6.94%
                                                      --------         -------          --------         --------       ------

Total investment securities and mortgage-backed
    securities ....................................   $218,784            6.41%         $633,586         $610,347         6.64%
                                                      ========         =======          ========         ========       ======

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

     The following table sets forth the savings activities of the Company for the periods indicated.

                                                               Years Ended June 30,
                                                  --------------------------------------------
                                                      2000            1999             1998
                                                  ----------       ----------       ----------
                                                                 (In Thousands)

Balance at beginning of period ................   $2,463,711       $2,022,503       $1,640,815
Net savings activity ..........................       18,222           90,938           17,278
Net checking activity .........................       43,240           26,186           79,691
Deposits acquired .............................      270,810          249,987          220,243
                                                  ----------       ----------       ----------
   Net increase before interest credited ......      332,272          367,111          317,212
Interest credited .............................       90,526           74,097           64,476
                                                  ----------       ----------       ----------
   Net increase in deposits ...................      422,798          441,208          381,688
                                                  ----------       ----------       ----------
     Balance at end of period .................   $2,886,509       $2,463,711       $2,022,503
                                                  ==========       ==========       ==========

     The following table sets forth the dollar amount of savings deposits in the various types of savings accounts/offered by the Company between the dates indicated.

                                                                                At June 30,
                               -----------------------------------------------------------------------------------------------------

                                              2000                               1999                              1998
                               --------------------------------  ---------------------------------  --------------------------------

                                 Balance    Percent(1)  Rate(2)    Balance     Percent(1)  Rate(2)    Balance    Percent(1)  Rate(2)

                               ----------   ----------  -------  ----------    ----------  -------  ----------   ----------  -------

                                     (Dollars in thousands)

Savings accounts ...........   $  432,908     15.00%     3.22%   $  409,029      16.60%     3.24%   $  340,377     16.83%     3.30%
Checking accounts ..........      470,183     16.29      0.93       389,148      15.80      1.38       315,755     15.61      1.61
Money market accounts             183,257      6.35      3.63       164,484       6.68      3.73       114,187      5.65      3.68
Certificates of deposit:
  Maturing within 1 year        1,042,401     36.11      5.24       992,723      40.29      5.22       771,665     38.15      5.57
  Maturing 1 to 3 years           660,620     22.89      6.22       417,367      16.94      5.11       404,175     19.98      5.90
  Maturing more than
   3 years .................       97,140      3.36      5.93        90,960       3.69      5.65        76,344      3.78      6.00
                               ----------   ----------  -------  ----------    ----------  -------  ----------   ----------  -------

   Total certificates ......    1,800,161     62.36      5.64     1,501,050      60.92      5.22     1,252,184     61.91      5.70
                               ----------   ----------  -------  ----------    ----------  -------  ----------   ----------  -------


Total deposits .............   $2,886,509    100.0%      4.38%   $2,463,711     100.0%      4.18%   $2,022,503    100.0%      4.55%
                               ==========   ==========  =======  ==========    ==========  =======  ==========   ==========  =======


---------------------------------------
(1)  Represents percentage of total deposits.
(2)  Represents weighted average nominal rate at fiscal year end.

     Time Deposit Rates. The following table sets forth the time deposits in the Company classified by rates as of the dates indicated:

                                                  At June 30,
                                    --------------------------------------
                                       2000          1999          1998
                                    ----------    ----------    ----------
             Rate                               (In Thousands)
             ----

2.00 - 2.99% ....................   $       --    $       --    $       88
3.00 - 3.99% ....................        4,485         4,016         2,956
4.00 - 4.99% ....................      322,494       552,807       121,533
5.00 - 5.99% ....................      911,908       815,790       760,738
6.00 - 6.99% ....................      546,796       120,294       312,693
7.00 - 7.99% ....................       14,417         7,083        47,959
8.00% or greater ................           61         1,060         6,217
                                    ----------    ----------    ----------
    Total .......................   $1,800,161    $1,501,050    $1,252,184
                                    ==========    ==========    ==========

     Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at June 30, 2000.

                                                                        Amount Due
                                         ----------------------------------------------------------------------
                                         Less Than         1-2            2-3          After 3
                                         One Year         Years          Years          Years           Total
                                         ----------     ----------     ----------     ----------     ----------
             Rate                                                               (In Thousands)
             ----

3.00 - 3.99% .........................   $    3,985     $       14     $       15     $      471     $    4,485
4.00 - 4.99% .........................      302,870         15,472            728          3,424        322,494
5.00 - 5.99% .........................      701,697        101,491         61,805         46,915        911,908
6.00 - 6.99% .........................       33,238        397,719         69,547         46,292        546,796
7.00 - 7.99% .........................          550          8,801          5,028             38         14,417
8.00% or greater .....................           61             --             --             --             61
                                         ----------     ----------     ----------     ----------     ----------
Total ................................   $1,042,401     $  523,497     $  137,123     $   97,140     $1,800,161
                                         ==========     ==========     ==========     ==========     ==========

     Large Certificates of Deposit Maturities. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2000.

                                                                  Certificates
         Maturity Period                                           of Deposit
         ---------------                                          ------------
                                                                 (In Thousands)

          Three months or less.................................   $    62,167
          Three through six months.............................        39,295
          Six through twelve months............................        39,495
          Over twelve months...................................       100,526
                                                                  -----------
            Total..............................................   $   241,483
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

                                                                                        During the Year Ended June 30,
                                                                                ----------------------------------------------
                                                                                  2000               1999               1998
                                                                                --------           --------           --------
                                                                                             (Dollars in Thousands)

FHLB Pittsburgh borrowings:
   Average balance outstanding ..............................................   $264,130           $279,410           $144,798
   Maximum outstanding at end of any month during period ....................    411,370            359,135            237,161
   Balance outstanding at end of period .....................................    201,602            317,387            232,161
   Weighted average interest rate during period .............................       5.53%              5.28%              5.20%
   Weighted average interest rate at end of period ..........................       5.90%              5.59%              5.86%

Reverse repurchase agreements:
   Average balance outstanding ..............................................   $ 27,627           $ 29,525           $ 41,220
   Maximum outstanding at end of any month during period ....................     35,215             43,932             50,028
   Balance outstanding at end of period .....................................     31,463             23,905             50,028
   Weighted average interest rate during period .............................       5.50%              5.20%              5.31%
   Weighted average interest rate at end of period ..........................       6.38%              4.91%              5.48%

Other borrowings:
   Average balance outstanding ..............................................   $  8,100           $  7,995           $  8,264
   Maximum outstanding at end of any month during period ....................     10,054              8,682              9,056
   Balance outstanding at end of period .....................................      6,876              7,623              7,517
   Weighted average interest rate during period .............................       6.55%              6.74%              5.36%
   Weighted average interest rate at end of period ..........................       6.55%              6.62%              6.84%

Total borrowings:
   Average balance outstanding ............................................     $299,857           $316,930           $194,282
   Maximum outstanding at end of any month during period ..................      447,281            388,471            289,706
   Balance outstanding at end of period ...................................      239,941            348,915            289,706
   Weighted average interest rate during period ...........................         5.55%              5.30%              5.23%
   Weighted average interest rate at end of period ........................         5.98%              5.56%              5.82%

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

Subsidiary Activities

     Northwest Bancorp Inc., through Northwest Savings Bank, has four wholly owned subsidiaries, Great Northwest Corporation, Northwest Financial Services, Inc., Northwest Consumer Discount Company, Inc., and Northwest Capital Group, Inc. Jamestown has no subsidiaries. Great Northwest's sole activity is holding equity investments in government-assisted low-income housing projects in various locations in the Company's market area. At June 30, 2000, the Bank had an equity investment in Great Northwest of $2.7 million. For the fiscal year ended June 30, 2000, Great Northwest had net income of $609,000 generated primarily from federal low-income housing tax credits.

     Northwest Financial Services' principal activity is the investment in land acquired by foreclosure and the ownership of the common stock of several financial institutions. In addition, Northwest Financial Services also holds an equity investment in one government assisted low-income housing project and owns 100% of the stock in Rid-Fed, Inc. At June 30, 2000, the Bank had an equity investment in Northwest Financial Services of $5.4 million, and for the fiscal year ended June 30, 2000, Northwest Financial Services had net income of $236,000.

     Northwest Consumer Discount Company operates 42 consumer finance offices throughout Pennsylvania and operates one consumer finance office in New York State as a separate subsidiary doing business therein as Northwest Finance Company. At June 30, 2000, the Bank had an equity investment in Northwest Consumer Discount Company of $12.5 million and the net income of Northwest Consumer Discount Company for the fiscal year ended June 30, 2000 was $1.6 million. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreation vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Company adds a general provision on a regular basis to its consumer loan loss allowance, based on general economic conditions and prior loss experience.

     Northwest Capital Group's principal activity is the development and sale of a timeshare project in Honolulu, Hawaii which was acquired by deed in lieu of foreclosure in 1997. At June 30, 2000 the Bank had an equity investment of $26,000 in Northwest Capital Group and for the fiscal year ended June 30, 2000 Northwest Capital Group reported no net income.

     Rid-Fed, Inc., a wholly owned subsidiary of Northwest Financial Services, has as its sole activity a commercial real estate loan to Northwest Capital Group which was made to finance the sale of real estate from Rid-Fed to Northwest Capital. At June 30, 2000 Northwest Financial Services had an equity investment of $1.0 million in Rid-Fed, Inc. and for the fiscal year ended June 30, 2000 Rid-Fed, Inc. had a net loss of $2,600.

     Northwest Finance Company, Inc. is a wholly owned subsidiary of Northwest Consumer Discount Company. Northwest Finance Company operates a consumer finance office in Jamestown, New York. As of June 30, 2000, Northwest Consumer Discount Company's equity investment in Northwest Finance Company was $(89,000). For the year ended June 30, 2000, Northwest Finance Company had a net loss of $2,000.

     Federal regulations require SAIF-insured institutions to provide 30 days advance notice to the FDIC before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured institution must also provide the FDIC such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the FDIC. In addition to other enforcement and supervision powers, the FDIC may determine after notice and opportunity for a hearing that the continuation of a savings association's ownership of or relation to a subsidiary constitutes a serious risk to the safety, soundness or stability of the savings association, or is inconsistent with the purposes of federal banking law. Upon the making of such a determination, the FDIC may order the savings association to divest the subsidiary or take other actions.

Personnel

     As of June 30, 2000, the Company and its wholly owned subsidiaries had 1,033 full-time and 261 part-time employees. None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

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

     In addition, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation are paid jointly by Bank Insurance Fund ("BIF") insured institutions and SAIF-insured institutions. Beginning January 1, 2000, the FICO interest payments are paid pro rata by banks and thrifts based on approximately 2.1 basis point of deposits.

     As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations are able to convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves are subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six year period beginning in fiscal 1997. However, because the Company met the minimum level of mortgage lending test (i.e., the Company's level of mortgage lending activity (re-financings and home equity loans excluded) exceeded its average mortgage lending activity for the six years preceding fiscal 1997 and 1998, adjusted for inflation), the Company was able to suspend its tax bad debt recapture for the 1997 and 1998 tax years. During fiscal 2000, the Company recaptured into taxable income approximately $1.3 million of the post-1987 bad debt reserves. At June 30, 2000, the Company had a balance of approximately $5.3 million of bad debt reserves in retained income that is subject to recapture equally over the next four years under this legislation.

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

     The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

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

Prompt Corrective Action

     Under federal regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of June 30, 2000, the Bank was a "well-capitalized institution" for this purpose.

Activities and Investments of Insured State-Chartered Banks

     Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary; (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees', and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

Regulatory Enforcement Authority

     Federal law provides federal banking regulators with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Dividends

     The Company's ability to pay dividends depends, to a large extent, upon the Bank's ability to pay dividends to the Company. The Banking Code of the Commonwealth of Pennsylvania states, in part, that dividends may be declared and paid by the Bank only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to capital. The Bank has not declared or paid any dividends which caused the Bank's retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due to the FDIC. At June 30, 2000, the Bank's retained earnings exceeded required capital by $70.5 million and the Bank was not in default of any assessment due the FDIC.

     The foregoing references to laws and regulations are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

                          FEDERAL AND STATE TAXATION

     Federal Taxation. For federal income tax purposes, the Company files a consolidated federal income tax return with its wholly owned subsidiaries on a fiscal year basis. The applicable federal income tax expense or benefit is properly allocated to each subsidiary based upon taxable income or loss calculated on a separate company basis. The Mutual Holding Company is not permitted to file a consolidated federal income tax return with the Company, and must pay Federal income tax on 20% of the dividends received from the Company. Because the Mutual Holding Company has nominal assets other than the stock of the Company, it does not have material federal income tax liability other than the tax due on the dividends received from the Company.

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

     The statute of limitations is open for potential examinations by the Internal Revenue Service for the tax years ended June 30, 1996 through June 30, 2000.

     State Taxation. The Company is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania. Dividends received from the Bank qualify for a 100% dividends received deduction and are not subject to Corporate Net Income Tax. In addition, the Company's investments in its subsidiaries qualify as exempt intangible assets and greatly reduce the amount of Capital Stock Tax assessed.

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

ITEM 2.  PROPERTIES

     The Company conducts its business through its main office located in Warren, Pennsylvania, 97 other full-service offices throughout its market area in northwest, southwest and central Pennsylvania, four offices in southwestern New York, and four offices in eastern Ohio. The Company and its wholly owned subsidiaries also operate 42 consumer finance offices located throughout Pennsylvania and one consumer lending office in New York. At June 30, 2000, the Company's premises and equipment had an aggregate net book value of approximately $40.9 million. The Company believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Company and Holding Company.

     Listed below is the location of each of the Company's community banking offices.

                                 PENNSYLVANIA

Bellefonte, Centre Co.                                      Erie (10), Erie Co.
         --        117 North Allegheny Street                        --        2256 West 8th Street
                                                                     --        K-Mart Plaza West
Bradford (3), McKean Co.                                                       2863 West 26th Street
         --        Bradford Mall                                     --        K-Mart Plaza East
         --        33 Main Street                                              4423 Buffalo Road
         --        85 West Washington Street                         --        Millcreek Mall
                                                                     --        3805 Peach Street
Bridgeville, Allegheny Co.                                           --        5624 Peach Street
         --        431 Washington Avenue                             --        401 State Street
                                                                     --        121 West 26th Street
Butler, Butler Co.                                                   --        K-Mart Plaza South
         --        151 Pittsburgh Road                                         1328 East Grandview Blvd.
                                                                     --        1945 Douglas Parkway
Canonsburg, Washington Co.
         --        148 West Pike Street                     Franklin, Venango Co.
                                                                     --        1301 Liberty Street
Centre Hall, Centre Co.
         --        219 North Pennsylvania Avenue            Fredericktown, Washington Co.
                                                                     --        Front Street
Clarion (2), Clarion Co.
         --        601 Main Street                          Gibsonia, Allegheny Co.
         --        97 West Main Street                               --        The Village of St. Barnabus
                                                                               5850 Meridian Road
Clearfield, Clearfield Co.
         --        1200 Old Town Road                       Greenville, Mercer Co.
                                                                     --        Walmart, 43 Williamson Road
Columbia, Lancaster Co.
         --        350 Locust Street                        Hanover, York Co.
                                                                     --        1 Center Square
Corry, Erie Co.
         --        150 North Center Street                  Harborcreek, Erie Co.
                                                                     --        4270 East Lake Road
Cranberry, Venango Co.
         --        Cranberry Mall                           Hershey, Dauphin Co.
                                                                     --        10 West Chocolate Avenue
Elizabethtown, Lancaster Co.
         --        2296 South Market Street                 Johnsonburg, Elk Co.
                                                                     --        553 Market Street

Johnstown(2), Cambria Co.                                   New Bethlehem, Clarion Co.
         --        225 Franklin Street                               --        301 Broad Street
         --        475 Theatre Drive
                                                            New Holland, Lancaster Co.
Kane, McKean Co.                                                     --        201 West Main Street
         --        56 Fraley Street
                                                            North East, Erie Co.
Kittanning (2), Armstrong Co.                                        --        35 East Main Street
         --        Franklin Village Mall
         --        165 Butler Road                          Oil City (3), Venango Co.
                                                                     --        One East First Street
Lake City, Erie Co.                                                  --        301 Seneca Street
         --        2102 Rice Avenue                                  --        259 Seneca Street

Lancaster(3), Lancaster County                              Palmyra, Lebanon Co.
         --        24 West Orange Street                             --        1048 East Main Street
         --        922 Columbia Avenue
         --        1195 Manheim Pike                        Pleasantville, Venango Co.
                                                                     --        102 East State Street
Lebanon (2), Lebanon Co.
         --        770 Cumberland Street                    Pottsville, Schuylkill Co.
         --        547 South 10th Street                             --        104 North Centre Street

Lewistown, Mifflin County                                   Ridgway, Elk Co.
         --        51 West Market Street                             --        Main & Mill Streets

Lititz, Lancaster Co.                                       Rimersburg, Clarion Co.
         --        744 South Broad Street                            --        211 North Main Street

Lock Haven, Clinton Co.                                     Sarver, Butler Co.
         --        104 East Main Street                              --        737 South Pike Road

Loyalsock, Lycoming Co.                                     Schaefferstown, Lebanon Co.
         --        815 Westminster Drive                             --        Dutch-Way Shopping Mall
                                                                               Route 501 North
Marianna, Washington Co.
         --        1784 Main Street                         Sheffield, Warren Co.
                                                                     --        101 South Main Street
Marienville, Forest Co.
         --        Walnut & West Spruce Street              Sligo, Clarion Co.
                                                                     --        1613 Bald Eagle Street
McDonald, Washington Co.
         --        101 East Lincoln Avenue                  Smethport, McKean Co.
                                                                     --        428 Main Street
Meadville (3), Crawford Co.
         --        932 Diamond Park                         Smithfield, Huntington Co.
         --        1073 Park Avenue                                  --        Fairgrounds Road
         --        880 Park Avenue
                                                            Springboro, Crawford Co.
Mount Joy, Lancaster Co.                                             --        105 South Main Street
         --        24 East Main Street

Myerstown, Lebanon Co.
         --        1 West Main Avenue

St. Marys (2), Elk Co.                                      Wrightsville, York Co.
         --        201 Brusselles Street                             --        120 North 4th Street
         --        St. Mary's Plaza
                   824 Million Dollar Highway               York (2), York Co.
                                                                     --        Queensgate Shopping Center
State College (3), Centre Co.                                        --        Stonybrook Plaza
         --        201 West Beaver Avenue                                      3649 East Market Street
         --        611 University Drive
         --        1524 West College Avenue

Sykesville, Jefferson Co.
        --         Main and Park Street

Tidioute, Warren Co.
         --        5 Buckingham Street

Tionesta, Forest Co.
         --        221 Elm Street

Titusville, Crawford Co.
         --        Spring & Franklin Street

Union City (2), Erie Co.
         --        22 North Main Street
         --        4 Perry Street

Valencia, Butler Co.
         --        1421 Pittsburgh Road

Volant, Lawrence Co.
         --        Main Street

Wampum, Lawrence Co.
         --        342 Main Street

Warren (3), Warren Co.
         --        Warren Mall
                   1666 Market Street Ext.
         --        125 Ludlow Street
         --        Liberty Street at Second Avenue

Washington, Washington Co.
         --        Walmart, 30 Trinity Point Drive

Wattsburg, Erie Co.
         --        14457 Main Street

Weedville, Elk Co.
         --        Bennetts Valley, Rt. 555

Westmont, Cambria Co.
         --        Lyter and Entrance Drive

                                   NEW YORK

Jamestown (2) Chautauqua Co. NY                             Olean, Cattaraugus Co. NY
         --        23 West Third Street                              --        2513 West State Street
         --        768 Foote Avenue

Lakewood, Chautauqua Co. NY
         --        311 East Fairmount Avenue

                                     OHIO

Chardon, Geauga Co. OH                                      Madison, Lake Co. OH
         --        325 Center Street                                 --        1903 Hubbard Road

Geneva, Ashtabula Co. OH                                    Painesville, Lake Co. OH
         --        30 East Main Street                               --        70 Richmond Street

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

     The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company's results of operations.

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

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            -------------------------------------------------------------
            MATTERS
            -------

                  MARKET FOR COMMON STOCK AND RELATED MATTERS

     The Company's common stock is listed on the Nasdaq National Market under the symbol "NWSB." As of June 30, 2000, the Company had 12 registered market makers, 4,230 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 47,360,769 shares outstanding. As of such date, the Mutual Holding Company held 35,224,175 shares of common stock and stockholders other than the Mutual Holding Company held 12,136,594 shares. The following table sets forth market price and dividend information for the Company's common stock. Information is presented for each quarter of the previous two fiscal years.

    Fiscal Year Ended                                           Cash Dividends
      June 30, 2000                  High             Low          Declared
      -------------                  ----             ---          --------

    First quarter                 $10.125         $ 7.875           $  0.04
    Second quarter                  8.750           6.938              0.04
    Third quarter                   8.250           6.688              0.04
    Fourth quarter                  8.188           6.125              0.04

           Fiscal Year Ended                                    Cash Dividends
             June 30, 1999          High             Low           Declared
             -------------          ----             ---           --------

            First quarter         $14.500         $ 8.625         $   0.04
            Second quarter         12.250           8.500             0.04
            Third quarter          11.000           8.250             0.04
            Fourth quarter         10.313           8.125             0.04

     Payment of dividends on the Common Stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

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

                                                                             At June 30,
                                                   -------------------------------------------------------------
                                                     2000          1999         1998         1997         1996
                                                   ---------    ---------    ---------    ---------     --------
Selected Consolidated Financial Condition Data:                           (In Thousands)

Total assets ..................................   $3,407,292   $3,078,832   $2,562,584   $2,091,363   $1,877,925
Investment securities held-to-maturity ........       97,590      118,307       83,021       43,419       54,086
Investment securities available-for-sale ......      107,972      121,923      121,192       76,684       51,961
Mortgage-backed securities held-to-maturity ...      140,166      135,557      110,241      110,561      101,932
Mortgage-backed securities available-for-sale .      280,011      212,700      195,523      181,036      189,514
Loans receivable net:
   Real estate ................................    1,990,622    1,835,870    1,449,428    1,156,160    1,066,887
   Consumer ...................................      504,966      410,165      348,096      306,228      249,051
   Commercial .................................       49,042       39,203      109,765       74,110       59,017
     Total loans receivable, net ..............    2,544,630    2,285,238    1,907,289    1,536,498    1,374,955
Deposits ......................................    2,886,509    2,463,711    2,022,503    1,640,815    1,450,047
Advances from FHLB and other borrowed funds ...      239,941      348,915      289,706      223,458      211,761
Shareholders' equity ..........................      247,888      233,657      217,879      198,494      190,651

                                                                        Years Ended June 30,
                                                   -------------------------------------------------------------
                                                     2000          1999         1998         1997         1996
                                                   ---------    ---------    ---------    ---------     --------
Selected Consolidated Operating Data:                                     (In Thousands)

Total interest income ........................    $  239,724   $  206,593   $  175,762   $  154,227   $  135,759
Total interest expense .......................       132,099      114,911       95,203       81,424       68,637
                                                  ----------   ----------   ----------   ----------   ----------
   Net interest income .......................       107,625       91,682       80,559       72,803       67,122
Provision for loan losses ....................         4,149        3,629        4,072        2,491        1,502
                                                  ----------   ----------   ----------   ----------   ----------
   Net interest income after provision
   for loan losses ...........................       103,476       88,053       76,487       70,312       65,620
                                                  ----------   ----------   ----------   ----------   ----------
Noninterest income ...........................        11,271        6,010        7,947        6,027        3,496
Noninterest expense ..........................        73,634       63,110       50,318       54,203       40,827
                                                  ----------   ----------   ----------   ----------   ----------
Income before income tax expense .............        41,113       30,953       34,116       22,136       28,289
Income tax expense ...........................        13,910       10,914       12,995        8,472       10,803
                                                  ----------   ----------   ----------   ----------   ----------
Minority interest in net loss of subsidiary ..            --            3          201           --           --
     Net income ..............................    $   27,203   $   20,042   $   21,322   $   13,664   $   17,486
                                                  ==========   ==========   ==========   ==========   ==========
Basic earnings per share .....................    $     0.58   $     0.42   $     0.46   $     0.30   $     0.38
Diluted earnings per share ...................    $     0.57   $     0.42   $     0.45   $     0.30   $     0.38

                                                                  At or for the Year Ended June 30,
                                                   -------------------------------------------------------------
                                                     2000         1999         1998         1997          1996
                                                   ---------    ---------    ---------    ---------     --------

Key Financial Ratios and Other Data:

Return on average assets (net income divided
   by average total assets)(1) ...............         0.83%        0.71%        0.94%        0.70%        1.05%
Return on average equity (net income divided by
   average equity)(1) ........................        11.39         8.86        10.29         7.12         9.48
Average capital to average assets ............         7.29         8.01         9.14         9.84        11.03
Capital to total assets ......................         7.28         7.59         8.50         9.49        10.15
Net interest rate spread (average yield on
   interest-earning assets less average cost
   of interest-bearing liabilities) ..........         3.26         3.20         3.34         3.53         3.72
Net interest margin (net interest
income as a percentage of average
   interest-earning assets) ..................         3.54         3.49         3.72         3.87         4.15
Noninterest expense to average assets ........         2.25         2.23         2.22         2.78         2.44
Net interest income to noninterest expense(1).         1.46x        1.45x        1.60x        1.34x        1.64x
Nonperforming loans to net loans receivable ..         0.40         0.71         0.45         0.68         0.69
Nonperforming assets to total assets .........         0.36         0.63         0.47         0.72         0.81
Allowance for loan losses to nonperforming
   loans .....................................       177.97       104.08       183.10       130.50       138.49
Allowance for loan losses to net loans
   receivable ................................         0.72         0.73         0.83         0.89         0.95
Average interest-bearing assets to average
   interest-bearing liabilities ..............         1.07x        1.07x        1.09x        1.10x        1.11x
Number of:
   Full-service offices ......................          106           94           71           57           54
   Consumer finance offices ..................           43           36           34           30           29
   Mortgage loan production offices ..........           --           --            5            7            8

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

Financial Condition

     General. Total assets increased by $328.5 million, or 10.7%, to $3.407 billion at June 30, 2000 from $3.079 billion at June 30, 1999. This increase was funded primarily by a $422.8 million increase in deposits and net income of $27.2 million. Total assets increased by $516.2 million, or 20.1%, to $3.079 billion at June 30, 1999 from $2.563 billion at June 30, 1998. This increase was funded primarily by a $441.2 million increase in deposits, a $59.2 million increase in borrowed funds and net income of $20.0 million. The additional funds received in both fiscal years 2000 and 1999 were used to increase loans receivable and marketable securities.

     Interest-earning deposits in other financial institutions. Interest-earning deposits in other financial institutions decreased by $467,000, or 5.2%, to $8.5 million at June 30, 2000 from $8.9 million at June 30, 1999. Interest-earning deposits in other financial institutions increased by $800,000, or 9.8%, to $8.9 million at June 30,

1999 from $8.1 million at June 30, 1998. The balances in these accounts fluctuate daily based on the net cash flow from the Company's other activities.

     Investment securities. Investment securities decreased by $34.6 million, or 14.4%, to $205.6 million at June 30, 2000 from $240.2 million at June 30, 1999.
This decrease was primarily a result of a decision by the Company to change its portfolio mix by purchasing variable rate mortgage-backed securities with the funds received from the maturity of investment securities. Investment securities increased by $36.0 million, or 17.6%, to $240.2 million at June 30, 1999 from $204.2 million at June 30, 1998. This increase was primarily due to the investment of funds received from internal deposit growth and branch acquisitions.

     Mortgage-backed securities. Mortgage-backed securities increased by $71.9 million, or 20.6%, to $420.2 million at June 30, 2000 from $348.3 million at June 30, 1999. In addition to the change in the investment portfolio mix mentioned above, the Company utilized the funds received from both internal deposit growth and branch acquisitions to purchase additional mortgage-backed securities. Mortgage-backed securities increased by $42.5 million, or 13.9%, to $348.3 million at June 30, 1999 from $305.8 million at June 30, 1998. This net increase resulted from the purchase of approximately $118.5 million of mortgage-backed securities during the fiscal year, utilizing the funds received from both internal deposit growth and branch acquisitions. Partially offsetting these purchases was the receipt of principal payments in the amount of approximately $76.0 million.

     Loans receivable. Net loans receivable increased by $259.4 million, or 11.4%, to $2.545 billion at June 30, 2000 from $2.285 billion at June 30, 1999.
This increase resulted primarily from growth across the Company's market area as well as the purchase of approximately $47.0 million of loans in September 1999 as part of the acquisition of eight retail offices. Net loans receivable increased by $377.9 million, or 19.8%, to $2.285 billion at June 30, 1999 from $1.907 billion at June 30, 1998. This increase also resulted primarily from continued strong loan demand throughout the Company's market. In addition, the acquisition of Corry Savings Bank ("Corry") in October, 1998 contributed net loans of approximately $22.0 million.

     Deposits. Deposits increased by $422.8 million, or 17.2%, to $2.887 billion at June 30, 2000 from $2.464 billion at June 30, 1999. This increase was primarily due to the purchase of eight retail offices with deposits of $270.8 million along with normal internal deposit growth from both existing offices and newly opened offices. Deposits increased by $441.2 million, or 21.8%, to $2.464 billion at June 30, 1999 from $2.023 billion at June 30, 1998. This increase was primarily due to the acquisition of 11 retail offices with deposits of $225.5 million. In addition, the acquisition of Corry provided deposits of approximately $25.0 million. Normal deposit growth in existing offices as well as the successful integration and growth of new offices accounted for the remaining increase of $190.7 million.

     Borrowings. Borrowings decreased by $109.0 million, or 31.2%, to $239.9 million at June 30, 2000 from $348.9 million at June 30, 1999, as the Company utilized a portion of the aforementioned deposit growth to reduce borrowings. Borrowings increased by $59.2 million, or 20.4%, to $348.9 million at June 30, 1999 from $289.7 million at June 30, 1998, as additional funds were borrowed to fund asset growth in an effort to increase net interest income.

     Shareholders' equity. Shareholders' equity increased by $14.2 million, or 6.1%, to $247.9 million at June 30, 2000 from $233.7 million at June 30, 1999. This increase was primarily due to net income of $27.2 million which was partially offset by common stock dividends of $7.6 million. In addition, the Company recorded a net unrealized loss on securities available for sale of $7.1 million as a result of the decrease in market value of fixed-rate securities during a period of rising interest rates. Shareholders' equity increased by $15.8 million, or 7.3%, to $233.7 million at June 30, 1999 from $217.9 million at June 30, 1998. This increase was primarily due to net income of $20.0 million which was partially offset by common stock dividends in the amount of $7.6 million. The remaining net increase was comprised of the sale of common stock relating to the Corry acquisition and the release of additional common shares by the Company's employee stock benefit plans partially offset by a decrease in the unrealized gain on investment securities available for sale.

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

     Net income. Net income totaled $27.2 million, $20.0 million and $21.3 million for fiscal years ended June 30, 2000, 1999, and 1998, respectively. The $7.2 million, or 36.0%, increase in net income for the fiscal year ended June 30, 2000 as compared to the fiscal year ended June 30, 1999 resulted primarily from a $15.9 million increase in net interest income and a $5.3 million increase in noninterest income. Partially offsetting these increases was additional noninterest expense of $10.5 million and an increase in the provision for loan losses of $520,000. The $1.3 million, or 6.1%, decrease in net income for the fiscal year ended June 30, 1999 as compared to the fiscal year ended June 30, 1998 resulted primarily from a $12.8 million increase in noninterest expense and a $1.9 million decrease in noninterest income. Partially offsetting these decreases in net income was an $11.1 million increase in net interest income and a $443,000 decrease in the provision for loan losses.

     Interest income. Interest income increased by $33.9 million, or 16.3%, on a taxable equivalent basis, to $242.0 million for the fiscal year ended June 30, 2000 from $208.1 million for the fiscal year ended June 30, 1999. This increase in interest income was primarily attributable to a $432.7 million, or 16.2%, increase in average interest-earning assets to $3.104 billion from $2.671 billion. Also contributing to this increase in interest income was an increase in the taxable equivalent yield on average interest-earning assets to 7.80% from 7.79%. The increase in average interest-earning assets was primarily due to the investment of funds received from the acquisition of offices over the last 12 months with average deposits of approximately $350.0 million combined with the continued internal growth of the Company's existing franchise. The increase in the overall yield on interest-earning assets resulted primarily from an increase in the yield on variable rate mortgage-backed securities due to an increase in market interest rates. Interest income increased by $31.7 million, or 18.0%, on a taxable equivalent basis, to $208.1 million for the fiscal year ended June 30, 1999 from $176.4 million for the fiscal year ended June 30, 1998. The increase in interest income was primarily attributable to a $490.3 million, or 22.5%, increase in average interest- earning assets to $2.671 billion from $2.181 billion. Partially offsetting this increase was a decrease in the taxable equivalent yield on average interest-earning assets to 7.79% from 8.09%. The increase in the average interest- earning assets was primarily due to the investment of funds received from the acquisition of offices with deposits of approximately $250.0 million combined with the strong internal growth of the Company's existing franchise. The decrease in the overall yield on interest-earning assets resulted primarily from the substantial growth of such assets during a period of historically low interest rates.

     Interest income on loans receivable increased by $22.2 million, or 12.7%, to $196.6 million for the year ended June 30, 2000 from $174.4 million for the year ended June 30, 1999. This increase primarily resulted from a $307.8 million, or 14.5%, increase in average loans receivable to $2.436 billion from $2.128 billion. Partially offsetting this increase was a decrease in the yield on average loans to 8.07% from 8.19%. The increase in average loans receivable primarily resulted from strong loan demand throughout the Company's market area as well as the purchase of approximately $47.0 million of loans in September, 1999 as part of the acquisition of eight retail offices. Despite an overall increase in market rates in general, the average yield on loans declined as the weighted average rate on a substantial number of loans refinanced in the prior year continued to impact the average rate on the overall loan portfolio. Interest income on loans receivable increased by $30.0 million, or 20.8%, to $174.4 million for the year ended June 30, 1999 from $144.4 million for the year ended June 30, 1998. This increase primarily resulted from a $438.1 million, or 25.9%, increase in average loans receivable to $2.128 billion for the year ended June 30, 1999 compared to $1.690 billion for the year ended June 30, 1998. Partially offsetting this increase was a decrease in the yield on average loans to 8.19% from 8.54%. The increase in average loans receivable primarily resulted from strong loan demand throughout the Company's market areas and the acquisition of Corry, which contributed net loans of approximately $22.0 million. The decrease in the yield on average loans receivable resulted primarily from a large percentage of the Company's loan portfolio being refinanced or restructured in an effort by borrowers to reduce their interest rates. Also contributing to this decline was the substantial growth of the portfolio during a period of relatively low interest rates.

     Interest income on mortgage-backed securities increased by $9.6 million, or 54.5%, to $27.2 million for the year ended June 30, 2000 from $17.6 million for the year ended June 30, 1999. This increase resulted primarily from a $108.8 million, or 35.6%, increase in average mortgage-backed securities to $414.5 million from $305.7 million, combined with an increase in the average yield to 6.57% from 5.77%. The increase in average balance was primarily due to the investment of the funds received from branch acquisitions. The average yield on mortgage-backed securities, most of which are variable rate, increased in response to an increase in market interest rates for short-term securities. Interest income on mortgage-backed securities decreased by $1.9 million, or 9.7%, to $17.6 million for the year ended June 30, 1999 from $19.5 million for the year ended June 30, 1998. This decrease resulted primarily from a decrease in the average yield to 5.77% for the year ended June 30, 1999 from 6.49% for the year ended June 30, 1998. Partially offsetting this decrease in average yield was an increase in the average balance of mortgage-backed securities of $4.3 million, or 1.4%, to $305.7 million for the year ended June 30, 1999 from $301.4 million for the year ended June 30, 1998. The decrease in average yield was a result of a large percentage of the portfolio having variable interest rates which repriced at lower market rates. The slight increase in the average balance of mortgage-backed securities was a result of the purchase of approximately $118.5 million of new securities during the fiscal year which were partially offset by principal payments of approximately $75.7 million.

     Interest income on investment securities increased by $2.1 million, or 15.2%, on a taxable equivalent basis, to $15.9 million for the year ended June 30, 2000 from $13.8 million for the year ended June 30, 1999. This increase resulted primarily from a $23.3 million, or 11.9%, increase in the average balance of investment securities to $219.1 million from $195.8 million, combined with an increase in the average taxable equivalent yield to 7.24% from 7.05%. The increase in the average balance was primarily due to the investment of a portion of the Company's deposit growth. The increase in the average taxable equivalent yield resulted primarily from the maturity or sale of approximately $45.0 million of U.S. Treasury securities with an average yield of only 6.31%, the proceeds of which were invested in higher yielding securities. Interest income on investment securities increased by $2.9 million, or 26.6%, on a taxable equivalent basis, to $13.8 million for the year ended June 30, 1999 from $10.9 million for the year ended June 30, 1998. This increase resulted primarily from a $37.2 million, or 23.4%, increase in the average balance of investment securities to $195.8 million for the year ended June 30, 1999 from $158.6 million for the year ended June 30, 1998. Also contributing to the increase in interest income on investment securities was an increase in the average taxable equivalent yield to 7.05% from 6.89%. The increase in average balance was primarily due to the investment of a percentage of the Company's deposit and borrowing growth. The increase in average taxable equivalent yield resulted primarily from the purchase of approximately $35.0 million of tax exempt municipal securities during the second half of the fiscal year that have a higher taxable equivalent yield than other securities in the Company's investment portfolio.

     Interest income on interest-earning deposits decreased by $143,000, or 14.0%, to $880,000 for the year ended June 30, 2000 from $1.0 million for the year ended June 30, 1999. This decrease resulted primarily from an $11.2 million, or 45.3%, decrease in average interest-earning deposits to $13.5 million from $24.7 million. Partially offsetting this decrease in average balance was an increase in the average yield on interest-earning deposits to 6.54% from 4.15%. The decrease in average balance was primarily due to improved efficiencies by the Company in managing its cash in other institutions. The increase in average yield is primarily due to the increase in market interest rates in general. Interest income on interest-earning deposits increased by $348,000, or 51.6%, to $1.0 million for the year ended June 30, 1999 from $675,000 for the year ended June 30, 1998. This increase resulted primarily from a $6.7 million, or 37.2%, increase in average interest-earning deposits to $24.7 million for the year ended June 30, 1999 from $18.0 million for the year ended June 30, 1998. Also contributing to the increase in interest income on interest-earning deposits was an increase in the average yield to 4.15% from 3.75%. The increase in average balance was primarily due to an increase in the float on checks issued due to the significant loan origination volume during the year. The volatility in average yield is largely influenced by the timing as to when the Company begins to earn interest on its daily deposits and the float experienced on checks issued.

     Interest expense. Interest expense increased by $17.2 million, or 15.0%, to $132.1 million for the year ended June 30, 2000 from $114.9 million for the year ended June 30, 1999. This increase resulted primarily from a $406.3 million, or 16.2%, increase in average interest-bearing liabilities to $2.909 billion for the year ended June 30, 2000 from $2.503 billion for the year ended June 30, 1999. Partially offsetting the increase in average balance of interest-bearing liabilities was a decrease in the average cost of funds to 4.54% from 4.59%. The increase in average interest-bearing liabilities resulted primarily from the increase in deposits from the aforementioned acquisitions over the last 12 months with average deposits of approximately $350.0 million combined with internal growth throughout the Company's market areas. Partially offsetting this increase in deposits was a decrease of $17.0 million, or 5.4%, in average borrowed funds to $299.9 million for the year ended June 30, 2000 from $316.9 million for the year ended June 30, 1999. This change in mix between deposits and borrowed funds resulted from the Company utilizing a portion of the funds received from acquisitions to repay borrowed funds. The decrease in the average cost of funds resulted primarily from a decrease in the average interest rate paid on the Company's checking accounts to 1.36% from 1.69% in response to competitive forces in its market. In addition, lower interest rates for certificates of deposit issued in the prior year carried over and caused the average rate paid to decline to 5.41% from 5.49%. Partially offsetting the decrease in interest expense due to lower average interest rates on deposits was an increase in the average interest rate on borrowed funds to 5.55% for the year ended June 30, 2000 from 5.30% for the year ended June 30, 1999. This increase in the interest rate on borrowed funds was directly related to the increase in the rate for overnight borrowings which reprice immediately with changes in short term interest rates. Interest expense increased $19.7 million, or 20.7%, to $114.9 million for the year ended June 30, 1999 from $95.2 million for the year ended June 30, 1998. This increase resulted primarily from a $498.8 million, or 24.9%, increase in average interest-bearing liabilities to $2.503 billion for the year ended June 30, 1999 from $2.004 billion for the year ended June 30, 1998. Partially offsetting the increase in average balance of interest-bearing liabilities was a decrease in the average cost of funds to 4.59% from 4.75%. The increase in average interest-bearing liabilities resulted primarily from the increase in deposits as a result of acquisitions with deposits of approximately $250.0 million combined with the strong deposit growth from new office openings. Also contributing to the increase in interest expense was a $122.6 million, or 63.1%, increase in average borrowed funds to $316.9 million for the year ended June 30, 1999 from $194.3 million for the year ended June 30, 1998. Levels of borrowings have fluctuated significantly over the past two years as the Company has used these borrowings to fund, in advance, the purchase of investment securities and the origination of loans in anticipation of the receipt of deposits from various branch acquisitions. The decrease in the average cost of funds resulted primarily from a decrease in market rates in general which effectively lowered the interest rates paid for deposit accounts.

     Net interest income. Net interest income increased by $16.7 million, or 17.9%, on a taxable equivalent basis, to $109.9 million for the year ended June 30, 2000 from $93.2 million for the year ended June 30, 1999. This increase resulted primarily from a $432.7 million, or 16.2%, increase in average interest-earning assets and an increase in the Company's net interest spread to 3.26% for the year ended June 30, 2000 from 3.20% for the year ended June 30, 1999, the effect of which was partially offset by a $406.3 million, or 16.2%, increase in average interest-bearing liabilities. Net interest income increased by $12.0 million, or 14.8%, on a taxable equivalent basis, to $93.2 million for the year ended June 30, 1999 from $81.2 million for the year ended June 30, 1998. This increase resulted primarily from a $490.3 million, or 22.5%, increase in average interest-earning assets, the effect of which was partially offset by a $498.8 million, or 24.9%, increase in average interest-bearing liabilities and a decrease in the Company's net interest spread to 3.20% for the year ended June 30, 1999 from 3.34% for the year ended June 30, 1998.

     Provision for Loan Losses. The Company establishes valuation allowances for probable losses inherent in the Company's loan portfolio. In providing such allowances, management of the Company considers, among other factors, economic trends within its market area, concentrations of credit risk and trends affecting the valuation of collateral for the Company's loans. The Company provided $4.1 million, $3.6 million and $4.1 million in loan loss provisions for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

     The allowance for loan losses is based on management's estimate of the fair value of collateral, the Company's actual loss experience, as well as standards applied by the State Department of Banking and the FDIC. The Company provides both general valuation allowances and specific valuation allowances with respect to its loan portfolio. General valuation allowances are included, subject to limitation, in the Company's regulatory capital for purposes of computing the Company's regulatory risk-based capital. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances.

     Noninterest income. Noninterest income increased by $5.3 million, or 88.3%, to $11.3 million for the year ended June 30, 2000 from $6.0 million for the year ended June 30, 1999. This increase was primarily the result of additional loan and deposit fee income of approximately $1.5 million due to growth in loans and deposits as well as an increase in fees associated with overdraft charges. In addition, income from the sale of insurance to the Company's loan customers increased by approximately $600,000, debit card transaction fee income increased by $485,000 and surcharges for foreign ATM transactions contributed approximately $400,000 to the increase in noninterest income. Also, the current fiscal year contained a net gain on the sale of marketable securities, loans and real estate owned of $944,000 compared to a net loss in the prior fiscal year of $1.0 million from the sale of such assets. Noninterest income decreased by $1.9 million, or 24.1%, to $6.0 million for the year ended June 30, 1999 from $7.9 million for the year ended June 30, 1998. This decrease resulted primarily from a decrease of $2.6 million in the gain on sale of assets. More specifically, the Company recorded a net loss of $686,000 in the current year on the sale of investment securities compared to a net gain on such sales in the previous year of $1.5 million. The loss incurred in the year ended June 30, 1999 related to a decrease in the market value of investment securities held in a trading portfolio. Excluding the effect of these asset sales, noninterest income increased approximately $700,000, or 11.3%, to $7.0 million for the year ended June 30, 1999 from $6.3 million for the year ended June 30, 1998. This increase was primarily due to additional fee income attributable to the substantial growth in the Company's deposit and loan portfolio.

     Noninterest expense. Noninterest expense increased by $10.5 million, or 16.6%, to $73.6 million for the year ended June 30, 2000 from $63.1 million for the year ended June 30, 1999. This increase resulted primarily from expected increases associated with a 14% increase in the Company's network of community banking and finance company offices. Partially mitigating these growth related increases was a one-time occurrence of expenses in the prior year, primarily consisting of additional compensation expense relating to the Company's conversion to a new core application data processing system. As a result of the Company's growth along with normal inflationary increases in costs, all expenses categories, except FDIC premium expense, increased for the year ended June 30, 2000 compared to the year ended June 30, 1999. Compensation and employee benefit expense increased by $3.0 million, or 8.6%, to $38.0 million; premises and occupancy costs increased by $2.0 million, or 28.2%, to $9.1 million; and other expenses increased by $3.3 million, or 20.1%, to $19.7 million. In addition, as a result of recording an intangible asset of approximately $21.0 million relating to the acquisition of eight offices with deposits over the last 12 months, the expense for the amortization of intangibles increased by $2.3 million, or 65.7%, to $5.8 million for the year ended June 30, 2000 from $3.5 million for the year ended June 30, 1999. FDIC premium expense decreased by $238,000, or 21.0%, to $894,000 for the year ended June 30, 2000 from $1.1 million for the year ended June 30, 1999 as a result of the last of a series of incremental decreases to the FDIC insurance rate. The premium was reduced on January 1, 2000 to $.21 from $.58 for every $1,000 in deposits. Noninterest expense increased by $12.8 million, or 25.4%, to $63.1 million for the year ended June 30, 1999 from $50.3 million for the year ended June 30, 1998. This increase resulted primarily from expected increases associated with the substantial growth of the Company's retail network during the fiscal year along with substantial investments in data processing and technology. The Company opened or acquired 23 full service banking facilities during the year ended June 30, 1999 which represented a 32.3% increase in the Company's branch office network. In addition, the Company undertook a major conversion to a new mainframe core application data processing system in November, 1998. This conversion was completed to enable the Company to become more competitive into the next century and to accomplish most of the Company's Year 2000 initiatives. The Company has identified approximately $1.5 million in one-time expenses associated with this conversion, most of which was due to additional compensation and travel. As a result of the substantial growth in offices, the computer conversion and normal inflationary increases in costs, all expense categories increased in the fiscal year ended June 30, 1999 compared with the fiscal year ended June 30,

1998. Compensation and employee benefit expense increased by $6.7 million, or 23.7%, to $35.0 million; premises and occupancy costs increased by $1.2 million, or 20.3%, to $7.1 million; and other expenses increased by $3.2 million, or 22.4%, to $17.5 million. In addition, as a result of recording intangibles of approximately $21.0 million relating to the acquisitions of Jamestown, Corry and 11 retail offices with deposits, the expense for the amortization of intangibles increased by $1.7 million, or 94.4%, to $3.5 million for the year ended June 30, 1999 from $1.8 million for the year ended June 30, 1998.

     Income taxes. Income tax expense increased by $3.0 million, or 27.5%, to $13.9 million for the year ended June 30, 2000 from $10.9 million for the year ended June 30, 1999. This increase was primarily due to an increase in net income before tax which was partially offset by a decrease in the effective tax rate to 33.8% for the year ended June 30, 2000 from 35.3% for the year ended June 30, 1999. This decrease in effective tax rate was due to an increase in the Company's portfolio of tax free assets. Income tax expense decreased by $2.1 million, or 16.2%, to $10.9 million for the year ended June 30, 1999 from $13.0 million for the year ended June 30, 1998. This decrease was primarily due to a decrease in net income before tax as well as a decrease in the effective tax rate to 35.3% for the year ended June 30, 1999 from 38.1% for the year ended June 30, 1998. The decrease in the effective tax rate was also due to an increase in the Company's portfolio of tax free assets.

     Deposit Insurance Premiums. The deposits of the Company are presently insured by SAIF, which along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points of deposits, payable on November 30, 1996. For the Company, the assessment amounted to $8.6 million (or $5.1 million when adjusted for taxes), based on the Company's SAIF-insured deposits, including the March 31, 1995 deposits of all SAIF insured institutions acquired by Northwest after March 31, 1995, of $1.304 billion. In addition, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation are now paid jointly by BIF-insured institutions and SAIF-insured institutions. Beginning January 1, 2000, the FICO interest payments are paid pro-rata by banks and thrifts based on approximately 2.1 basis points of deposits.

         Average Balance Sheet. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from monthly averages.

                                                                         Years Ended June 30
                                               2000                             1999                             1998
                                    -------------------------------  -------------------------------  -----------------------------
                                                          Average                          Average                          Average
                                     Average               Yield/     Average               Yield/     Average               Yield/
                                     Balance   Interest     Cost      Balance   Interest     Cost      Balance   Interest     Cost
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  -------
                                                                        (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)(2) ........ $2,436,260     196,596    8.07%  $2,128,480    174,393    8.19%   $1,690,412   144,354     8.54%
  Mortgage-backed securities (3) .    414,548      27,236    6.57      305,676     17,649    5.77       301,374    19,547     6.49
  Investment securities(3)(4)(5) .    219,073      15,861    7.24      195,788     13,806    7.05       158,558    10,927     6.89
  FHLB stock .....................     20,578       1,420    6.90       16,551      1,195    7.22        12,544       870     6.94
  Interest-earning deposits ......     13,450         880    6.54       24,669      1,023    4.15        18,010       675     3.75
                                   ----------  ----------           ----------   --------            ----------  --------
  Total interest-earning assets ..  3,103,909     241,993    7.80    2,671,164    208,066    7.79     2,180,898   176,373     8.09
Noninterest-earning assets .......    171,675                          154,601                           85,538
                                   ----------                       ----------                       ----------
   Total assets .................. $3,275,584                       $2,825,765                       $2,266,436
                                   ==========                       ==========                       ==========

Interest-bearing liabilities:
  Savings accounts ...........     $  418,871      13,650    3.26   $  359,137     11,819    3.29    $  302,381    10,227     3.38
  NOW accounts ...................    335,775       4,559    1.36      296,786      5,001    1.69       239,863     4,469     1.86
  Money market demand accounts ...    185,261       6,855    3.70      136,810      4,830    3.53        96,558     3,395     3.52
  Certificate accounts ...........  1,669,375      90,386    5.41    1,393,199     76,457    5.49     1,171,009    66,955     5.72
  Borrowed funds(6) ..............    299,857      16,649    5.55      316,930     16,804    5.30       194,282    10,157     5.23
                                   ----------  ----------           ----------   --------            ----------  --------
  Total interest-bearing
    liabilities ..................  2,909,139     132,099    4.54    2,502,862    114,911    4.59     2,004,093    95,203     4.75
Noninterest-bearing liabilities ..    127,596                           96,315                           54,537
                                   ----------                       ----------                       ----------
  Total liabilities ..............  3,036,735                        2,599,177                        2,058,630
Minority interest in subsidiary ..         --                              294                              623
Shareholders' equity .............    238,849                          226,294                          207,183
                                   ----------                       ----------                       ----------
  Total liabilities and equity ... $3,275,584                       $2,825,765                       $2,266,436
                                   ==========                       ==========                       ==========
Net interest income ..............             $  109,894                      $   93,155                       $  81,170
                                               ==========                      ==========                       =========
Net interest rate spread(7) ......                           3.26%                           3.20%                            3.34%
                                                             ====                            ====                             ====
Net interest-earning assets ...... $  194,770                       $  168,302                       $  176,805
                                   ==========                       ==========                       ==========
Net interest margin(8) ...........                           3.54%                           3.49%                            3.72%
                                                             ====                            ====                             ====
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities ............       1.07x                           1.07x                            1.09x
                                   ==========                       ==========                       ==========

-----------------------------------------
(1) Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.
(2) Interest income includes accretion/amortization of deferred loan fees/expenses.
(3) Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.
(4) Interest income on tax-free investment securities is presented on a taxable equivalent basis.
(5)  Average balances include FNMA and FHLMC stock.
(6) Average balances include FHLB advances, securities sold under agreements to repurchase and other borrowings.
(7) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(8) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

                                                                            Years Ended June 30,
                                        -------------------------------------------------------------------------------------------
                                                  2000 vs. 1999                                1999 vs. 1998
                                        --------------------------------------------    -------------------------------------------
                                                Increase/(Decrease)                           Increase/(Decrease)
                                                     Due to                                           Due to
                                        --------------------------------     Total      -------------------------------     Total
                                                                  Rate/     Increase                             Rate/     Increase
                                          Rate       Volume      Volume    (Decrease)     Rate       Volume     Volume    (Decrease)
                                        --------    --------    --------    --------    --------    --------   --------    --------
                                                                             (In Thousands)
Interest-earning assets:
 Loans receivable ...................   $ (2,633)   $ 25,217    $   (381)     22,203    $ (5,853)   $ 37,409   $ (1,517)     30,039
 Mortgage-backed securities .........      2,434       6,286         867       9,587      (2,146)        279        (31)     (1,898)
 Investment securities ..............        369       1,642          44       2,055         254       2,565         60       2,879
 FHLB stock .........................        (53)        291         (13)        225          36         278         11         325
 Interest-earning deposits ..........        591        (465)       (269)       (143)         71         250         27         348
                                        --------    --------    --------    --------    --------    --------   --------    --------
   Total interest-earning assets ....        708      32,971         248      33,927      (7,638)     40,781     (1,450)     31,693

Interest-bearing liabilities:
 Savings accounts ...................       (116)      1,966         (19)      1,831        (276)      1,920        (52)      1,592
 NOW accounts .......................       (971)        657        (128)       (442)       (427)      1,060       (101)        532
 Money market demand accounts .......        232       1,711          82       2,025          14       1,415          6       1,435
 Certificate accounts ...............     (1,024)     15,156        (203)     13,929      (2,691)     12,704       (511)      9,502
 Borrowed funds .....................        793        (906)        (42)       (155)        144       6,412         91       6,647
                                        --------    --------    --------    --------    --------    --------   --------    --------
   Total interest-bearing liabilities     (1,086)     18,584        (310)     17,188      (3,236)     23,511       (567)     19,708

   Net change in net interest income    $  1,794    $ 14,387    $    558      16,739    $ (4,402)   $ 17,270   $   (883)     11,985
                                        ========    ========    ========    ========    ========    ========   ========    ========

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

     The Company's policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of its interest-earning assets. The Company (i) emphasizes the origination of short-term, fixed-rate consumer loans, and at June 30, 2000, such loans constituted $396.0 million, or 15.4%, of the Company's total loan portfolio; (ii) emphasizes the origination of one- to four-family residential mortgage loans with terms of 15 years or less, and purchases shorter term or adjustable-rate investment securities and mortgage-backed securities; and (iii) originates adjustable-rate mortgage loans, adjustable-rate consumer loans, and adjustable-rate commercial loans, which at June 30, 2000, totalled $259.8 million or 10.1% of the Company's total loan portfolio. Of the Company's $3.207 billion of interest-earning assets at June 30, 2000, $613.7 million, or 19.1%, consisted of assets with adjustable rates of interest. The Company also attempts to reduce interest rate risk by lengthening the maturities of its interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer term certificates of deposit.

     At June 30, 2000, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $155.5 million, representing a cumulative negative one-year gap ratio of 4.71%. The Company has a Risk Management Committee comprised of certain members of the Board of Directors which is responsible for reviewing the Company's asset and liability management policies. The Committee meets quarterly and, as part of their risk management assessment, reviews interest rate risks and trends, the Company's interest sensitivity position and the liquidity and market value of the Company's investment portfolio.

     The following table sets forth, on an amortized cost basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at June
30, 2000, which are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of the term of repricing or the contractual term of the asset or liability. Management believes that these assumptions approximate the standards used in the savings industry and considers them appropriate and reasonable. For information regarding the contractual maturities of the Company's loans, investments and deposits, see "Business of the Company--Lending Activities," "--Investment Activities" and "--Sources of Funds."

                                                                         Amounts Maturing or Repricing
                                               -----------------------------------------------------------------------------------
                                                  Within        1-3         3-5        5-10       10-20     Over 20
                                                  1 Year       Years       Years       Years      Years      Years        Total
                                               -----------   ---------   ---------   ---------  ---------  ---------   -----------
                                                                            (Dollars in Thousands)
Rate-sensitive assets:
  Interest-earning deposits .............      $     8,461   $      --   $      --   $      --  $      --  $      --   $     8,461
  Mortgage-backed securities:
   Fixed ................................           14,770      21,269      13,612      16,956      7,243         --        73,850
   Variable .............................          350,940          --          --          --         --         --       350,940
  Investment securities .................           35,655      21,365          --      41,410    110,366         --       208,796
  Real estate loans:
   Adjustable-rate ......................           30,551       7,749          --          --         --         --        38,300
   Fixed-rate ...........................          251,436     430,350     359,421     511,184    137,705     82,492     1,772,588
  Home equity lines of credit ...........           44,848          --          --          --         --         --        44,848
  Education loans .......................           70,619          --          --          --         --         --        70,619
  Other consumer loans ..................          277,678     117,792           5          --         --         --       395,475
  Commercial loans ......................          105,799      84,700      49,335       3,055         --         --       242,889
                                               -----------   ---------   ---------   ---------  ---------  ---------   -----------
    Total rate-sensitive assets .........      $ 1,190,757   $ 663,225   $ 422,373   $ 572,605  $ 255,314  $  82,492   $ 3,206,766
                                               ===========   =========   =========   =========  =========  =========   ===========

Rate-sensitive liabilities:
  Fixed maturity deposits ...............      $ 1,042,401   $ 660,620   $  83,830   $  13,310  $      --  $      --   $ 1,800,161
  Money market deposit accounts .........           61,085      61,086      61,086          --         --         --       183,257
  Savings accounts ......................          107,782      82,930      82,930          --    159,266         --       432,908
  Checking accounts .....................           42,383          --          --          --         --    427,800       470,183
  FHLB advances .........................           58,000      42,200      25,150      76,252         --         --       201,602
  Other borrowings ......................           34,590       2,555       1,194          --         --         --        38,339
                                               -----------   ---------   ---------   ---------  ---------  ---------   -----------
    Total rate-sensitive liabilities ....      $ 1,346,241   $ 849,391   $ 254,190   $  89,562  $ 159,266  $ 427,800   $ 3,126,450
                                               ===========   =========   =========   =========  =========  =========   ===========

Interest sensitivity gap per period .....      $  (155,484)  $(166,166)  $ 168,183   $ 483,043  $  96,048  $(345,308)  $    80,316
                                               ===========   =========   =========   =========  =========  =========   ===========

Cumulative interest sensitivity gap .....      $  (155,484)  $(321,650)  $(153,467)  $ 329,576  $ 425,624  $  80,316   $    80,316
                                               ===========   =========   =========   =========  =========  =========   ===========

Cumulative interest sensitivity gap as a
  percentage of total assets ............            (4.71)%     (9.74)%     (4.65)%      9.98%     12.89%      2.43%         2.43%
Cumulative interest-earning assets as a
  percent of cumulative  interest-bearing
  liabilities ...........................            88.45%      85.35%      93.74%     112.98     115.77%    102.57%       102.57%


     When assessing the interest rate sensitivity of the company, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates. In preparing the table above, it has been assumed market rates will remain constant at current levels and as a result, the Company's loans will be affected as follows: (i) adjustable-rate mortgage loans will prepay at an annual rate of 20%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 10% to 15%; (iii) commercial loans will prepay at an annual rate of 15%; (iv) consumer loans held by the Bank will prepay at an annual rate of 25%; and (v) consumer loans held by Northwest Consumer will prepay at an annual rate of 60% to 65%. In regards to the Company's deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) money market accounts will gradually reprice over the next five years; and (iii) savings accounts and checking accounts will reprice either when the rates on such accounts reprice as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates. For purposes of this analysis, management has estimated, based on historical trends, that only $40 million of the Company's checking accounts and $104 million of the Company's savings accounts are interest sensitive and will reprice in one year or less, and that the remainder will reprice over longer time periods.

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

         The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net interest income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at June 30, 2000 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from the June 30, 2000 levels.

                                                                                       Movements in interest rates from
                                                                                               June 30, 2000 rates
                                                                              ---------------------------------------------------
                                                                                     Increase                   Decrease
                                                                              -------------------------   -----------------------
                                                                                    1%           2%           1%           2%
                                                                              -----------   -----------   ----------   ----------
Simulated impact over the next 12 months compared with June 30, 2000:
Percentage increase/(decrease) in net income ...........................          (6.11)%      (13.82)%        2.60%        3.63%

Increase/(decrease) in return on average equity ........................          (0.76)%       (1.72)%        0.32%        0.45%
Increase/(decrease) in earnings per share ..............................      $   (0.04)    $   (0.09)    $    0.02    $    0.02
Percentage increase/(decrease) in market value of equity ...............         (20.92)%      (47.77)%       12.91%       14.94%

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

     The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2000, the Company exceeded each of its capital requirements.

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

     The following table summarizes the Company's total stockholders' equity, regulatory capital, total risk-based assets including off-balance sheet items, leverage and risk-based regulatory ratios at June 30, 2000 and June 30, 1999.

                                                                        June 30, 2000             June 30, 1999
                                                                      ------------------        ----------------
Total shareholders' equity or GAAP capital .............................    $   247,888           $   233,657
Add (less): unrealized loss (gain) on securities available-for-sale ....          5,104                (1,978)
Less: nonqualifying intangible assets ..................................        (54,575)              (41,643)
Leverage capital .......................................................        198,417               190,036
Plus: Tier 2 capital (1) ...............................................         18,981                18,011
                                                                            -----------           -----------
Total risk-based capital ...............................................    $   217,398           $   208,047
                                                                            ===========           ===========

Quarterly average total assets for leverage ratio ......................    $ 3,348,498           $ 3,015,829
                                                                            ===========           ===========
Net risk-weighted assets including off-balance sheet items .............    $ 1,853,486           $ 1,642,302
                                                                            ===========           ===========

Leverage capital ratio .................................................           5.93%                 6.30%
Minimum requirement (2) ................................................   3.00 to 5.00%         3.00 to 5.00%

Risk-based capital ratio ...............................................          11.73%                12.67%
Minimum requirement ....................................................           8.00%                 8.00%

-----------------------------
(1) Tier 2 capital consists of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC, and 45% of pre-tax net unrealized gains on equity securities available-for-sale with readily determinable fair values.
(2) The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3.00%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points.

     The Company is also subject to Pennsylvania Department of Banking ("Department") capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

     Liquidity and Capital Resources. The Company is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy of the Company, to be eligible for liquidity. The Company's liquidity is quantified through the use of a standard liquidity ratio of liquid assets to short-term borrowings plus deposits. Using this formula, the Company's liquidity ratio was 23.2% as of June 30, 2000. The Company adjusts its liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset and liability management objectives.

     The Company's primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits with the FHLB of Pittsburgh amounted to $8.5 million at June 30, 2000. Other assets qualifying for liquidity outstanding at June 30, 2000, amounted to $692.7 million. For additional information about cash flows from the Company's operating, financing, and investing activities, see Statements of Cash Flows included in the Consolidated Financial Statements.

     A major portion of the Company's liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.

     Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2000, the Company had $201.6 million in advances from the FHLB. The Company borrows from the FHLB to reduce interest rate risk and to provide liquidity when necessary.

     At June 30, 2000, the Company's customers had $84.1 million of unused lines of credit available. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at June 30, 2000, totaled $1.042 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company.

     The major sources of the Company's cash flows are the areas of loans, marketable securities, deposits and borrowed funds.

     Deposits are the Company's primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of management's control, such as the general level of short-term and long-term interest rates in the economy, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as the Company, are also subject to deposit outflows. The Company's net deposits excluding interest credits and acquisitions, increased by $61.5 million, $117.1 million and $97.0 million for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

     Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of interest rates in the economy. Funds received from principal payments on loans for the fiscal years ended in June 30, 2000, 1999 and 1998 were $408.8 million, $512.1 million and $425.3 million, respectively. Loan originations for the years ended June 30, 2000, 1999 and 1998 were $629.1 million, $881.9 million and $802.1 million, respectively. The Company also sells a portion of the loans it originates and the cash flows from such sales for the fiscal years ended June 30, 2000, 1999 and 1998 were $1.1 million, $7.4 million and $30.1 million, respectively.

     The Company also experiences significant cash flows from its portfolio of marketable securities as principal payments are received on mortgage-backed securities and investment securities, which generally are of short duration, mature. During recent years, the Company has utilized cash to increase its portfolio of marketable securities. Cash flow from the repayment of principal and the maturity of marketable securities for the fiscal years ended June 30, 2000, 1999 and 1998 were $44.4 million, $122.5 million and $59.6 million, respectively. During the fiscal years ended June 30, 2000, 1999 and 1998, the bank utilized cash to purchase marketable securities in the amount of $122.4 million, $195.1 million and $167.4 million, respectively.

     The Company utilizes borrowings as a source of liquidity, when necessary, and as a source of funds for long term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net decrease of $109.0 million for the fiscal year ended June 30, 2000 and net increases of $59.2 million and $66.2 million for the fiscal years ended June 30, 1999 and 1998, respectively.

     Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $7.6 million, $7.6 million and $7.5 million for the fiscal years ended June 30 2000, 1999 and 1998, respectively.

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

Year 2000

     To date the Company has experienced no Y2K related problems. Software applications and data processing systems continue to be monitored for any problems that may arise.

     The total cost to the Company for Y2K readiness was approximately $3.0 million. Approximately $1.5 million of these costs were expenses recorded in the prior fiscal year during the quarters ended December 31, 1998 and March 31, 1999 primarily related to payroll and other employee related expenses. The remaining costs, most of which relate to the core application processing system installed in November 1998, have been capitalized and are being expensed in accordance with the Company's depreciation policy.

     The implementation of the new data processing system not only accomplished the Company's Y2K objectives but also positioned the Company for future technological changes and an advanced product line. The Company completed its Y2K objectives almost entirely with existing in-house personnel who have either resumed their original duties or have been assigned to additional initiatives.

     The Company also continues to monitor its relationships with material third parties, including large deposits and loan customers, to assess their operations relative to Y2K issues. While the Company has experienced no third party problems to date, and does not foresee any problems which may be material in nature, there can be no assurance as to completely eliminate the potential for future losses.

Impact of New Accounting Standards

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

     In June 1998, the FASB released SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This effective date was changed, however, in June 1999, when the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133 - an Amendment of FASB Statement 133," which delayed the adoption of FASB Statement 133 until the first quarter of the Company's fiscal year 2001. The Company does not expect this statement to have a material effect on the financial statements.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25." This Interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) for only certain issues. The issues addressed by this interpretation were resolved within the framework of the intrinsic value method prescribed by APB 25, and do not amend APB 25. Among the issues this interpretation clarifies are (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a concompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensations awards in a business combinations.

     This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not determined the impact of the adoption of the Interpretation at this time.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
             ---------------------------------------------------------

          The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section set forth above is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

                           [LETTERHEAD OF KPMG LLP]

                         Independent Auditor's Report

The Board of Directors
Northwest Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorp, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsbility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancorp, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ KPMG LLP

Pittsburgh, Pennsylvania
July 20, 2000

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Financial Condition

                            June 30, 2000 and 1999

                 (Amounts in thousands, excluding share data)

                      Assets                                                     2000                1999
                                                                            --------------      --------------
Cash and cash equivalents                                                   $      82,305              75,325
Interest-earning deposits in other financial institutions                           8,461               8,928
Marketable securities available-for-sale (amortized cost of
    $395,830 and $332,182) (notes 4 and 11)                                       387,983             334,623
Marketable securities held-to-maturity (market value of
    $222,364 and $250,351) (notes 4 and 11)                                       237,756             253,864
Loans receivable, net of allowance for estimated
    losses of $18,260 and $16,773 (notes 5, 7 and 11)                           2,544,630           2,285,238
Accrued interest receivable (note 6)                                               15,978              14,548
Real estate owned, net                                                              2,144               3,383
Federal Home Loan Bank stock, at cost (notes 8 and 11)                             21,269              18,157
Premises and equipment, net (note 9)                                               40,953              35,463
Goodwill and other intangibles                                                     52,300              38,253
Other assets                                                                       13,513              11,050
                                                                            --------------      --------------
                   Total assets                                             $   3,407,292           3,078,832
                                                                            ==============      ==============
        Liabilities and Shareholders' Equity
Liabilities:
    Deposits (note 10)                                                          2,886,509           2,463,711
    Borrowed funds (note 11)                                                      239,941             348,915
    Advances by borrowers for taxes and insurance                                  22,557              18,954
    Accrued interest payable                                                        2,352               3,698
    Other liabilities                                                               8,045               9,897
                                                                            --------------      --------------
                   Total liabilities                                            3,159,404           2,845,175
Shareholders' equity (notes 13, 15, 17 and 20):
    Common stock, $.10 par value, authorized 100,000,000
       shares; 47,360,769 and 47,355,073 issued and
       outstanding at June 30, 2000 and 1999, respectively                          4,736               4,736
    Paid-in capital                                                                70,949              70,374
    Retained earnings, substantially restricted                                   177,371             157,745
    Accumulated other comprehensive income (loss), net                             (5,104)              1,978
    Unearned employee stock ownership plan shares                                      --                (561)
    Unearned recognition and retention plan shares                                    (64)               (615)
                                                                            --------------      --------------
                   Total shareholders' equity                                     247,888             233,657
                                                                            --------------      --------------
                   Total liabilities and shareholders' equity               $   3,407,292           3,078,832
                                                                            ==============      ==============


See accompanying notes to consolidated financial statements.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                For the Years Ended June 30, 2000, 1999 and 1998

                             (Amounts in thousands)

                                                                   2000            1999             1998
                                                             ---------------  ---------------  --------------
Interest income:
    Loans receivable                                        $    196,596          174,393         144,354
    Mortgage-backed securities                                    27,236           17,649          19,547
    Taxable investment securities                                 10,608           10,669           9,999
    Tax-free investment securities                                 4,404            2,859           1,187
    Interest-earning deposits                                        880            1,023             675
                                                             ---------------  ---------------  --------------
                   Total interest income                         239,724          206,593         175,762
Interest expense:
    Deposits (note 10)                                           115,450           98,107          85,046
    Borrowed funds                                                16,649           16,804          10,157
                                                             ---------------  ---------------  --------------
                   Total interest expense                        132,099          114,911          95,203
                                                             ---------------  ---------------  --------------
                   Net interest income                           107,625           91,682          80,559
Provision for loan losses (note 7)                                 4,149            3,629           4,072
                                                             ---------------  ---------------  --------------
                   Net interest income after provision
                     for loan losses                             103,476           88,053          76,487
Noninterest income:
    Loan fees and service charges                                  7,020            4,500           3,347
    Gain (loss) on sale of marketable securities, net                397             (686)          1,500
    Loss on sale of loans                                            (74)            (481)           (369)
    Gain on sale of real estate owned                                621              150             164
    Gain on sale of real estate owned for investment                  --               --             339
    Insurance income                                               2,135            1,527           1,640
    Other operating income                                         1,172            1,000           1,326
                                                             ---------------  ---------------  --------------
                   Total noninterest income                       11,271            6,010           7,947


                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                For the Years Ended June 30, 2000, 1999 and 1998

                             (Amounts in thousands)

                                                                  2000           1999             1998
                                                             --------------  --------------  --------------
Noninterest expense:
    Compensation and employee benefits (note 15)            $    38,028          35,005          28,326
    Premises and occupancy costs                                  9,138           7,116           5,857
    Federal insurance premiums                                      894           1,132             773
    Data processing                                               2,661           2,149           1,633
    Check processing                                              3,263           2,364           2,026
    Advertising                                                   2,048           1,809           1,283
    Amortization of intangibles                                   5,831           3,458           1,808
    Other expenses                                               11,771          10,077           8,612
                                                             --------------  --------------  --------------
                   Total noninterest expense                     73,634          63,110          50,318
                                                             --------------  --------------  --------------
                   Income before income taxes                    41,113          30,953          34,116
Provision for income taxes (note 12):
    Federal                                                      11,263           8,910          11,232
    State                                                         2,647           2,004           1,763
                                                             --------------  --------------  --------------
                   Total provision for income taxes              13,910          10,914          12,995
Minority interest in net loss of subsidiary                          --               3             201
                                                             --------------  --------------  --------------
                   Net income                               $    27,203          20,042          21,322
                                                             ==============  ==============  ==============
Basic earnings per share (note 14)                          $       .58             .42             .46
                                                             ==============  ==============  ==============
Diluted earnings per share (note 14)                        $       .57             .42             .45
                                                             ==============  ==============  ==============


See accompanying notes to consolidated financial statements.

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

          Consolidated Statements of Changes in Shareholders' Equity

               For the Years Ended June 30, 2000, 1999 and 1998

                            (Amounts in thousands)

                                                                                                               Accumulated
                                                                                                                  other
                                                              Common        Paid-in        Retained           comprehensive
                                                               stock        capital        earnings         income (loss), net
                                                          --------------  ------------  -----------------------------------------
Balance at June 30, 1997                               $         2,338        67,854         131,423                    1,026
Comprehensive income:
    Net income                                                      --            --          21,322                       --
    Change in unrealized gain on securities,
       net of tax                                                   --            --              --                    2,345
                                                          --------------  ------------  -----------------------------------------
                   Total comprehensive income                       --            --          21,322                    2,345
Adjustment resulting from two-for-one stock
    split in dividend form                                       2,338        (2,338)             --                       --
Exercise of stock options                                            8           401              --                       --
Tax benefit for excess of fair value above
    cost of stock option and retention plans                        --           449              --                       --
ESOP shares released                                                --           882              --                       --
RRP shares released                                                 --            --              --                       --
Dividends declared                                                  --            --          (7,486)                      --
                                                          --------------  ------------  -----------------------------------------
Balance at June 30, 1998                                         4,684        67,248         145,259                    3,371
Comprehensive income:
    Net income                                                      --            --          20,042                       --
    Change in unrealized gain on securities,
       net of tax and reclassification adjustment                   --            --              --                   (1,393)
                                                          --------------  ------------  -----------------------------------------
                   Total comprehensive income                       --            --          20,042                   (1,393)
Stock issuance for acquisition*                                     48         1,145              --                       --
Exercise of stock options                                            4           216              --                       --
Tax benefit for excess of fair value above
    cost of stock option and retention plans                        --           214              --                       --
ESOP shares released                                                --         1,551              --                       --
RRP shares released                                                 --            --              --                       --
Dividends declared                                                  --            --          (7,556)                      --
                                                          --------------  ------------  ----------------  -----------------------
Balance at June 30, 1999                                         4,736        70,374         157,745                    1,978

                                                             Unearned          Unearned
                                                             employee         recognition
                                                               stock              and                Total
                                                             ownership         retention         shareholders'
                                                            plan shares       plan shares           equity
                                                          ----------------  -----------------  ------------------
Balance at June 30, 1997                                       (2,358)            (1,789)             198,494
Comprehensive income:
    Net income                                                     --                 --               21,322
    Change in unrealized gain on securities,
       net of tax                                                  --                 --                2,345
                                                          ----------------  -----------------  ------------------
                   Total comprehensive income                      --                 --               23,667
Adjustment resulting from two-for-one stock
    split in dividend form                                         --                 --                   --
Exercise of stock options                                          --                 --                  409
Tax benefit for excess of fair value above
    cost of stock option and retention plans                       --                 --                  449
ESOP shares released                                              946                 --                1,828
RRP shares released                                                --                518                  518
Dividends declared                                                 --                 --               (7,486)
                                                          ----------------  -----------------  ------------------
Balance at June 30, 1998                                       (1,412)            (1,271)             217,879
Comprehensive income:
    Net income                                                     --                 --               20,042
    Change in unrealized gain on securities,
       net of tax and reclassification adjustment                  --                 --               (1,393)
                                                          ----------------  -----------------  ------------------
                   Total comprehensive income                      --                 --               18,649
Stock issuance for acquisition*                                    --                 --                1,193
Exercise of stock options                                          --                 --                  220
Tax benefit for excess of fair value above
    cost of stock option and retention plans                       --                 --                  214
ESOP shares released                                              851                 --                2,402
RRP shares released                                                --                656                  656
Dividends declared                                                 --                 --               (7,556)
                                                          ----------------  -----------------  ------------------
Balance at June 30, 1999                                         (561)              (615)             233,657



                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                For the Years Ended June 30, 2000, 1999 and 1998

                             (Amounts in thousands)


                                                                                                                 Accumulated
                                                                                                                    other
                                                                Common          Paid-in        Retained         comprehensive
                                                                 stock          capital        earnings       income (loss), net
                                                            --------------  --------------  ---------------------------------------
Comprehensive income:
    Net income                                             $         --              --         27,203                    --
    Change in unrealized gain on securities,
       net of tax and reclassification adjustment                    --              --             --                (7,082)
                                                            --------------  --------------  ---------------------------------------
                   Total comprehensive income                        --              --         27,203                (7,082)
Exercise of stock options                                            --              20             --                    --
Tax benefit for excess of fair value above
    cost of stock option and retention plans                         --             162             --                    --
ESOP shares released                                                 --             393             --                    --
RRP shares released                                                  --              --             --                    --
Dividends declared                                                   --              --         (7,577)                   --
                                                            --------------  --------------  ----------------  ---------------------
Balance at June 30, 2000                                   $      4,736          70,949        177,371                (5,104)
                                                            ==============  ==============  ================  =====================


                                                                Unearned          Unearned
                                                                employee         recognition
                                                                 stock              and               Total
                                                               ownership         retention        shareholders'
                                                              plan shares       plan shares          equity
                                                           ----------------  -----------------  ----------------
Comprehensive income:
    Net income                                                    --                 --               27,203
    Change in unrealized gain on securities,
       net of tax and reclassification adjustment                 --                 --               (7,082)
                                                           ----------------  -----------------  ----------------
                   Total comprehensive income                     --                 --               20,121
Exercise of stock options                                         --                 --                   20
Tax benefit for excess of fair value above
    cost of stock option and retention plans                      --                 --                  162
ESOP shares released                                             561                 --                  954
RRP shares released                                               --                551                  551
Dividends declared                                                --                 --               (7,577)
                                                           ----------------  -----------------  ----------------
Balance at June 30, 2000                                          --                (64)             247,888
                                                           ================  =================  ================



* Represents shares issued for the acquisition of Corry Savings Bank (see note 3, Business Combinations).


See accompanying notes to financial statements.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                For the Years Ended June 30, 2000, 1999 and 1998

                             (Amounts in thousands)

                                                                          2000             1999             1998
                                                                      ------------     -------------     ------------
Operating activities:
    Net income                                                      $     27,203            20,042           21,322
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Provision for possible loan losses                               4,149             3,629            4,072
          Net loss (gain) on sales of assets                                (944)            1,017           (1,634)
          Purchase of marketable securities, trading                          --           (31,863)         (36,061)
          Proceeds from sale of marketable securities,
            trading                                                        8,822            22,160           36,151
          Amortization of goodwill and other intangible assets             5,831             3,458            1,808
          Net depreciation, amortization and accretion                     4,002             2,503            2,314
          Decrease (increase) in other assets                              1,080            (4,662)          (2,098)
          Increase (decrease) in other liabilities                        (3,682)              943           (3,022)
          Net accretion of discounts on marketable securities               (541)             (255)            (316)
          Noncash compensation expense related to
            stock benefit plans                                            1,145             2,244            3,200
          Other                                                               --               241               --
                                                                      ------------     -------------     ------------
                   Net cash provided by operating
                     activities                                           47,065            19,457           25,736
                                                                      ------------     -------------     ------------
Investing activities:
    Purchase of marketable securities held-to-maturity                    (9,252)         (106,562)         (66,692)
    Purchase of marketable securities available-for-sale                (113,176)          (88,563)        (100,707)
    Proceeds from maturities and principal reductions
       of marketable securities held-to-maturity                          25,514            48,051           27,611
    Proceeds from maturities and principal reductions
       of marketable securities available-for-sale                        18,884            74,491           32,012
    Proceeds from sales of marketable securities available-
       for-sale                                                           21,616             4,470           39,437
    Loan originations                                                   (629,104)         (881,861)        (802,145)
    Proceeds from loan maturities and principal
       reductions                                                        408,837           512,069          425,325
    Proceeds from loan sales                                               1,137             7,365           30,094
    Purchase of Federal Home Loan Bank stock                              (3,112)           (4,511)          (1,300)
    Proceeds from sale of real estate owned                                3,473             3,312            3,196
    Sale of real estate owned for investment                                 534               245              162
    Purchase of premises and equipment                                    (8,282)           (7,821)          (4,276)
    Acquisitions, net of cash received                                   203,319           198,627          151,935
                                                                      ------------     -------------     ------------
                   Net cash used by investing activities                 (79,612)         (240,688)        (265,348)
                                                                      ------------     -------------     ------------

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                For the Years Ended June 30, 2000, 1999 and 1998

                             (Amounts in thousands)

                                                                           2000            1999            1998
                                                                      --------------  --------------  --------------
Financing activities:
    Increase in deposits, net                                       $     151,988         191,221         166,024
    Proceeds from long-term borrowings                                     37,112         101,281         136,622
    Repayments of long-term borrowings                                    (33,607)        (87,413)        (70,544)
    Net increase (decrease) in short-term borrowings                     (112,479)         43,720             168
    Increase in advances by borrowers for
       taxes and insurance                                                  3,603           3,423           2,302
    Cash dividends paid                                                    (7,577)         (7,556)         (7,486)
    Stock issuance for acquisition                                             --           1,193              --
    Proceeds from options exercised                                            20             220             409
                                                                      --------------  --------------  --------------
                   Net cash provided by financing activities               39,060         246,089         227,495
                                                                      --------------  --------------  --------------
                   Net increase (decrease) in cash and
                     cash equivalents                               $       6,513          24,858         (12,117)
                                                                      ==============  ==============  ==============
Cash and cash equivalents at beginning of period                           84,253          59,395          71,512
Net increase (decrease) in cash and cash equivalents                        6,513          24,858         (12,117)
                                                                      --------------  --------------  --------------
Cash and cash equivalents at end of period                          $      90,766          84,253          59,395
                                                                      ==============  ==============  ==============
Cash paid during the year for:
    Interest on deposits and borrowings (including
       interest credited to deposit accounts of
       $90,526, $74,097 and $64,476, respectively)                  $     133,445         114,145          97,425
                                                                      ==============  ==============  ==============
    Income taxes                                                    $      13,926          12,858          12,215
                                                                      ==============  ==============  ==============
Noncash activities:
    Business acquisitions:
       Fair value of assets acquired                                       68,643          50,457          69,992
       Net cash received                                                  203,319         198,627         148,751
       Minority interest                                                       --           1,913          (2,060)
                                                                      --------------  --------------  --------------
                   Liabilities assumed                              $     271,962         250,997         216,683
                                                                      ==============  ==============  ==============
    Loan foreclosures and repossessions                             $       1,625           3,378           2,839
                                                                      ==============  ==============  ==============
    Sale of real estate owned financed by the Company               $         536             456             147
                                                                      ==============  ==============  ==============

See accompanying notes to consolidated financial statements.

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

            (All dollar amounts presented in tables are in thousands)


(1)    Summary of Significant Accounting Policies

       (a)    Nature of Operations

              Northwest Bancorp, Inc. (the "Company") headquartered in Warren, Pennsylvania, is a Bank Holding Company for its wholly owned subsidiaries Northwest Savings Bank ("Northwest") and Jamestown Savings Bank ("Jamestown"). These retail oriented financial institutions offer traditional deposit and loan products through their 98 banking locations in Pennsylvania, four banking locations in southwestern New York and four banking locations in eastern Ohio. The Company and its subsidiaries also offer consumer finance products through 42 consumer finance offices in Pennsylvania and one in New York. The Company maintains geographic diversification in its real estate loan portfolio by originating loans through correspondent originators by way of a mortgage production office in Pittsburgh, Pennsylvania.

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

                          June 30, 2000, 1999 and 1998

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

              The Company has identified certain residential loans which will be sold prior to maturity. These loans are recorded at the lower of amortized cost or market value and are not significant as of June 30, 2000 and 1999.

              Loan fees and certain direct loan origination costs are deferred, and the net deferred fee or cost is then recognized using the level-yield method over the contractual life of the loan as an adjustment to interest income.

       (f)    Real Estate Owned

              Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by delinquent borrowers. These assets are recorded on the date acquired at the lower of the related loan balance or market value of the collateral, as determined by an appraisal. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current market value, less estimated disposition costs. Gains or losses realized from the disposition of such property are credited or charged to operations.

       (g)    Provision for Loan Losses

              Provisions for estimated losses on the loan portfolios, other than those specifically identified, are charged to earnings in an amount that results in a loss allowance sufficient, in management's judgment, to cover probable losses based on past experience and economic conditions. Estimated losses on specific loans are charged to the allowance for loan losses when, in the opinion of management, a significant decline reduces the estimated fair value of the underlying collateral to less than the loan's current carrying value.


                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

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

       (h)    Goodwill and Other Intangibles

              Goodwill and other intangible assets are amortized using the straight-line method over the estimated benefit period of 10 years. Intangible assets are reviewed annually for possible impairment or when events or changed circumstances may affect the underlying basis of the asset.

       (i)    Premises and Equipment

              Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is accumulated on a straight-line basis over the estimated useful lives of the related assets. Estimated lives range from three to thirty years. Amortization of leasehold improvements is accumulated on a straight-line basis over the terms of the related leases or the useful lives of the related assets, whichever is shorter.

       (j)    Savings Deposits

              Interest on savings deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the accounts.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

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

                          June 30, 2000, 1999 and 1998

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


(3)    Business Combinations

       On April 18, 2000, the Company announced its plan to purchase nine retail office facilities in Potter and Tioga Counties in Northern Pennsylvania from another financial institution. The agreement includes approximately $127 million in deposits and $53 million in consumer and business loans, along with the related fixed assets. Subject to regulatory approval, the transaction is expected to be completed in November 2000, and will be accounted for using the purchase method of accounting.

       In September 1999, the Company purchased eight retail office facilities located in Western Pennsylvania from another financial institution. This acquisition included approximately $270,000,000 in deposits, $47,000,000 in consumer and business loans and the related office facilities and equipment. The acquisition was accounted for using the purchase method of accounting and the resulting intangible asset of approximately $20,400,000 is being amortized over a 10-year period on a straight-line basis.

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


                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

            (All dollar amounts presented in tables are in thousands)


On October 21, 1998, the Company also acquired Corry Savings Bank, a Pennsylvania chartered mutual savings bank headquartered in Corry, Pennsylvania, with assets of approximately $25,000,000 and capital of approximately $2,500,000. In conjunction with this acquisition, 146,815 shares of the common stock of Northwest Bancorp, Inc. were sold in a stock offering at an average price of $8.13 per share, net of expenses, with priority given to the depositors of Corry Savings Bank. In addition, Northwest Bancorp, MHC, the mutual holding company for Northwest Bancorp, Inc., received 328,313 shares of the common stock of Northwest Bancorp, Inc. in exchange for the assets and liabilities of Corry Savings Bank. As a result of this transaction, Northwest Bancorp MHC continued to own approximately 69.2% of the outstanding shares of Northwest Bancorp, Inc. This acquisition was accounted for using the purchase method of accounting and resulted in the Company recording negative goodwill of approximately $3,000,000 which is being amortized over a 10-year period on a straight-line basis.

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

                         June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


(4)    Marketable Securities

       Marketable securities at June 30, 2000, are as follows:

                                                                           Gross             Gross
                                                                         unrealized        unrealized
                                                       Amortized          holding           holding            Market
                                                         cost              gains             losses             value
                                                    ----------------   ---------------   ---------------   ---------------
       Held-to-maturity:
       U.S. government and agencies:
           Due in one year or less                 $       6,006                11                   --           6,017
           Due in one year - five years                       --                --                   --              --
           Due in five years - ten years                   9,987                --                 (365)          9,622
           Due after ten years                            20,000                --               (1,051)         18,949
       Municipal securities:
           Due in five years - ten years                     100                 2                   --             102
           Due after ten years                            31,748                --               (4,000)         27,748
       Corporate debt issues:
           Due in five years - ten years                     250                --                   --             250
           Due after ten years                            29,499                --               (5,298)         24,201
       Mortgage-backed securities:
           Fixed rate pass-through                         1,298                13                   --           1,311
           Variable rate pass-through                      5,967                80                  (80)          5,967
           Variable rate CMO                             132,901               510               (5,214)        128,197
                                                    ----------------   ---------------   ---------------   ---------------
                          Total mortgage-
                            backed securities            140,166               603               (5,294)        135,475
                                                    ----------------   ---------------   ---------------   ---------------
                          Total securities
                            held-to-maturity       $     237,756               616              (16,008)        222,364
                                                    ================   ===============   ===============   ===============

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


                                                                      Gross             Gross
                                                                   unrealized        unrealized
                                                 Amortized           holding           holding            Market
                                                   cost               gains            losses             value
                                              ----------------   ----------------  ----------------   ---------------
Available-for-sale:

U.S. government and agencies:
    Due in one year or less                 $       25,506                 71                   (7)        25,570
    Due in one year - five years                    21,973                 --                 (279)        21,694
    Due in five years - ten years                    3,491                 --                 (162)         3,329
Equity securities                                    3,441              1,753                 (151)         5,043
Municipal securities:
    Due in one year - five years                       795                  7                   (3)           799
    Due in five years - ten years                      697                 --                  (17)           680
    Due after ten years                             54,318                 51               (4,461)        49,908
Corporate debt issues:
    Due after ten years                                985                 --                  (36)           949
Mortgage-backed securities:
    Fixed rate pass-through                         84,487                189               (1,904)        82,772
    Variable rate pass-through                      30,670                  7                 (815)        29,862
    Fixed rate CMO                                       8                 --                   --              8
    Variable rate CMO                              169,459              1,367               (3,457)       167,369
                                              ----------------   ----------------  ----------------   ---------------
                   Total mortgage-
                     backed securities             284,624              1,563               (6,176)       280,011
                                              ----------------   ----------------  ----------------   ---------------
                   Total securities
                     available-for-sale     $      395,830              3,445              (11,292)       387,983
                                              ================   ================  ================   ===============




                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


Marketable securities at June 30, 1999, are as follows:


                                                                     Gross             Gross
                                                                   unrealized        unrealized
                                                 Amortized          holding           holding            Market
                                                   cost              gains             losses             value
                                              ----------------   ---------------   ---------------   --------------
Held-to-maturity:

U.S. government and agencies:
    Due in one year or less                 $       14,967               114                   --          15,081
    Due in one year - five years                    11,440               112                   --          11,552
    Due in five years - ten years                    9,985                --                  (75)          9,910
    Due after ten years                             20,300                 1                 (230)         20,071
Municipal securities:
    Due in five years - ten years                      100                 4                   --             104
    Due after ten years                             31,742                15               (1,439)         30,318
Corporate debt issues:
    Due in five years - ten years                      250                --                   --             250
    Due after ten years                             29,523                13               (1,153)         28,383
Mortgage-backed securities:
    Fixed rate pass-through                            731                41                   --             772
    Variable rate pass-through                       7,212               153                  (58)          7,307
    Variable rate CMO                              127,614             1,375               (2,386)        126,603
                                              ----------------   ---------------   ---------------   --------------
                   Total mortgage-
                     backed securities             135,557             1,569               (2,444)        134,682
                                              ----------------   ---------------   ---------------   --------------
                   Total securities
                     held-to-maturity       $      253,864             1,828               (5,341)        250,351
                                              ================   ===============   ===============   ==============


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

            (All dollar amounts presented in tables are in thousands)



                                                                      Gross             Gross
                                                                   unrealized        unrealized
                                                 Amortized           holding           holding            Market
                                                   cost               gains            losses             value
                                              ----------------   ----------------  ----------------   ---------------
Available-for-sale:

U.S. government and agencies:
    Due in one year or less                 $        4,492                 20                   --          4,512
    Due in one year - five years                    47,539                712                  (42)        48,209
    Due in five years - ten years                    3,490                 --                  (69)         3,421
    Due after ten years                             10,076                  4                 (990)         9,090
Equity securities                                    2,155              2,775                  (24)         4,906
Municipal securities:
    Due in on year or less                              80                 --                   --             80
    Due in one year - five years                       975                 17                   --            992
    Due in five years - ten years                      896                 12                   --            908
    Due after ten years                             49,489                378               (1,017)        48,850
Corporate debt issues:
    Due after ten years                                985                 --                  (30)           955
Mortgage-backed securities:
    Fixed rate pass-through                         53,898                 --               (1,084)        52,814
    Variable rate pass-through                       9,342                 38                  (54)         9,326
    Fixed rate CMO                                      17                 --                   --             17
    Variable rate CMO                              148,748              2,909               (1,114)       150,543
                                              ----------------   ----------------  ----------------   ---------------
                   Total mortgage-
                     backed securities             212,005              2,947               (2,252)       212,700
                                              ----------------   ----------------  ----------------   ---------------
                   Total securities
                     available-for-sale     $      332,182              6,865               (4,424)       334,623
                                              ================   ================  ================   ===============

Expected maturities for mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.



                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


The following table presents information regarding the issuers and the carrying value of the Company's mortgage-backed securities:


                                                            June 30,
                                                  ----------------------------
                                                      2000             1999
                                                  -----------      -----------
        Mortgage-backed securities:
          FNMA                                   $    149,780          128,256
          GNMA                                        103,537           57,881
          FHLMC                                       146,309          141,017
          Other (nonagency)                            20,551           21,103
                                                  -----------      -----------
                 Total mortgage-backed
                   securities                    $    420,177          348,257
                                                 ============      ===========


Marketable securities having a carrying value of $140,365,000 at June 30, 2000, were pledged under collateral agreements. During the fiscal years 2000, 1999 and 1998, the Company sold marketable securities classified as either available-for-sale or trading for $30,438,000, $26,630,000 and $75,588,000, respectively. The gross pretax profit on these sales was $397,000, $304,000 and $1,500,000. In addition, during fiscal 1999, the Company experienced trading portfolio writedowns of $990,000.



                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

            (All dollar amounts presented in tables are in thousands)


(5)  Loans Receivable

     Loans receivable at June 30, 2000 and 1999, are summarized in the table below:


                                                                   2000                1999
                                                             -----------------   -----------------
     Real estate loans:
         One- to four-family                                $    1,836,154           1,718,002
         Multi-family and commercial                               192,897             152,466
                                                             -----------------   -----------------
                        Total real estate loans                  2,029,051           1,870,468
     Consumer loans:
         Automobile                                                 72,955              58,885
         Home equity and home improvement                           44,848              39,067
         Education                                                  70,619              64,341
         Loans on savings accounts                                   8,052               6,263
         Other                                                     314,468             246,927
                                                             -----------------   -----------------
                        Total consumer loans                       510,942             415,483
     Commercial loans                                               49,992              40,039
                                                             -----------------   -----------------
                        Total loans receivable, gross            2,589,985           2,325,990
     Deferred loan fees                                             (1,829)               (923)
     Allowance for loan losses                                     (18,260)            (16,773)
     Undisbursed loan proceeds (real estate loans)                 (25,266)            (23,056)
                                                             -----------------   -----------------
                        Total loans receivable, net         $    2,544,630           2,285,238
                                                             =================   =================

     At June 30, 2000 and 1999, the Company serviced loans for others approximating $63,700,000 and $71,107,000, respectively. These loans serviced for others are not assets of the Company and are appropriately excluded from the Company's financial statements.

     At June 30, 2000, approximately 93% of the Company's net loan portfolio was secured by properties located in Pennsylvania. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

     Loans receivable at June 30, 2000, include $259,805,000 of adjustable rate loans and $2,330,180,000 of fixed rate loans.



                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


Loans receivable at June 30, 1999, include $231,902,000 of adjustable rate loans and $2,094,088,000 of fixed rate loans.

The Company's exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. The Company uses the same credit policies in making commitments for off-balance-sheet financial instruments as it does for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of June 30, 2000 and 1999, are presented in the following table:

                                                      June 30,
                                             ----------------------------
                                                  2000           1999
                                             -------------   ------------
        Mortgage loan commitments           $      29,864         34,402
        Undisbursed lines of credit                84,141         71,506
        Standby letters of credit                   3,968          3,488
                                             -------------   ------------
                                            $     117,973        109,396
                                             =============   ============

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

Outstanding mortgage loan commitments at June 30, 2000, for fixed rate loans, are $24,751,000. The interest rates on these commitments approximate market rates at June 30, 2000. Outstanding mortgage loan commitments at June 30, 2000, for adjustable rate loans are $5,113,000. The fair value of these commitments are affected by fluctuations in market rates of interest.

All of the Company's nonaccrual loans, which totaled $10,260,000 at June 30, 2000, $16,116,000 at June 30, 1999, and $8,612,000 at June 30, 1998, are
considered to be impaired loans. Average impaired loans during 2000, 1999 and 1998 were $13,886,000, $14,049,000 and $11,204,000, respectively. All of the
Company's impaired loans at June 30, 2000, were collateral dependent. Since, at June 30, 2000 and 1999, the value of the collateral for each impaired loan exceeded the carrying value of the impaired loan, no impairment reserve was established. There was no interest income recognized on impaired loans during fiscal 2000 and 1999. Interest income on impaired loans for fiscal 1998, recognized using a cash basis method of accounting, was $230,000.

There were no commitments to lend additional funds to debtors on nonaccrual status.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


(6)    Accrued Interest Receivable

       Accrued interest receivable as of June 30, 2000 and 1999, is presented in the following table:

                                                              June 30,
                                                    ---------------------------
                                                        2000           1999
                                                    ------------   ------------
               Investment securities              $       2,706          3,204
               Mortgage-backed securities                 1,905          1,362
               Loans receivable                          11,367          9,982
                                                    ------------   ------------
                                                  $      15,978         14,548
                                                    ============   ============

(7)    Allowance for Loan Losses

       Changes in the allowance for losses on loans receivable for the years ended June 30, 2000, 1999 and 1998, are presented in the following table:

                                                     2000             1999           1998
                                                 -------------   --------------  --------------
       Balance, beginning of fiscal year       $      16,773           15,769          13,611
           Provision                                   4,149            3,629           4,072
           Charge-offs                                (3,276)          (3,664)         (2,516)
           Acquisitions                                   25              141             209
           Recoveries                                    589              898             393
                                                 -------------   --------------  --------------
       Balance, end of fiscal year             $      18,260           16,773          15,769
                                                 =============   ==============  ==============

       Management believes that the allowance for estimated loan losses is appropriate as of June 30, 2000. While management uses available information to provide for losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

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

(9)    Premises and Equipment

       Premises and equipment at June 30, 2000 and 1999, are summarized by major classification in the following table:

                                                                   2000              1999
                                                             ---------------   ---------------
       Land and land improvements                           $        3,336             3,282
       Office buildings and improvements                            35,132            31,786
       Furniture, fixtures and equipment                            27,372            22,140
       Leasehold improvements                                        3,983             3,291
                                                             ---------------   ---------------
                          Total, at cost                            69,823            60,499
           Less accumulated depreciation and
              amortization                                          28,870            25,036
                                                             ---------------   ---------------
                          Premises and equipment, net       $       40,953            35,463
                                                             ===============   ===============

Depreciation and amortization expense for the years ended June 30, 2000, 1999 and 1998, was $3,840,000, $2,503,000 and $2,118,000, respectively.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


       Premises used by certain of the Company's branches and offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2013. Minimum annual rentals by fiscal year are summarized in the following table:

       2001                                             $      1,569
       2002                                                    1,407
       2003                                                    1,244
       2004                                                    1,129
       2005                                                      848
       Thereafter                                              3,408
                                                          ------------
                  Total                                 $      9,605
                                                          ============

       Rental expense for the years ended June 30, 2000, 1999 and 1998, was $1,962,000, $1,770,000 and $1,379,000, respectively.

(10)   Savings Deposits

       Savings deposit balances at June 30, 2000 and 1999, are shown in the table below:

                                                        2000              1999
                                                  ---------------   ---------------
       Savings accounts                          $      432,908           409,029
       Interest-bearing checking accounts               355,306           302,642
       Noninterest-bearing checking accounts            114,877            86,506
       Money market deposit accounts                    183,257           164,484
       Certificates of deposit                        1,800,161         1,501,050
                                                  ---------------   ---------------
                                                 $    2,886,509         2,463,711
                                                  ===============   ===============

       The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $241,483,000 at June 30, 2000, and $200,859,000 at June 30, 1999.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)



       The following table summarizes the contractual maturity of the certificate accounts:


                                                      2000              1999
                                               ----------------  ---------------
            Due within 12 months             $      1,042,401          992,723
            Due between 12 and 24 months              523,497          368,137
            Due between 24 and 36 months              137,123           49,230
            Due between 36 and 48 months               37,712           27,164
            Due between 48 and 60 months               46,118           33,200
            After 60 months                            13,310           30,596
                                               ----------------  ---------------
                                             $      1,800,161        1,501,050
                                               ================  ===============

       The following table summarizes the interest expense incurred on the respective savings deposits:

                                                  Years ended June 30,
                                            2000         1999           1998
                                       ------------   -----------   ------------
Savings accounts                      $     13,650      11,819         10,227
Interest-bearing checking accounts           4,559       5,001          4,469
Money market deposit accounts                6,855       4,830          3,395
Certificate accounts                        90,386      76,457         66,955
                                       ------------   -----------   ------------
                                      $    115,450      98,107         85,046
                                       ============   ===========   ============


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

            (All dollar mounts presented in tables are in thousands)



(11)   Borrowed Funds

       Borrowed funds at June 30, 2000 and 1999, are presented in the following table:


                                                                 2000                          1999
                                                      ---------------------------------------------------------
                                                                        Average                      Average
                                                         Amount          rate          Amount          rate
                                                      ------------   ------------   ------------   ------------
       Term notes payable to the FHLB
           of Pittsburgh:
              Due within one year                    $      8,000 %         6.07   $      2,000 %         7.18
              Due between one and two years                 8,000           6.15          8,000           6.07
              Due between two and three years              34,200           6.04          8,000           6.15
              Due between three and four years                150           4.00         34,200           6.04
              Due between four and five years              25,000           6.05            150           4.00
              Due between five and ten years               75,000           5.32        100,000           5.51
              Due between ten and twenty years              1,252           2.74          2,037           3.39
                                                      ------------                  ------------
                                                          151,602           5.66        154,387           5.68
       Revolving line of credit, Federal
           Home Loan Bank of Pittsburgh                    50,000           6.62        163,000           5.50
       ESOP note payable, variable rate
           equal to prime                                     --             --             503           7.75
       Investor notes payable, due
           various dates through 2004                       6,876           6.55          7,120           6.55
       Securities sold under agreement to
           Repurchase, due various dates
           through fiscal 2001                             31,463           6.38         23,905           4.91
                                                      ------------                  ------------
                          Total borrowed funds       $    239,941                  $    348,915
                                                      ============                  ============

       Borrowings from the Federal Home Loan Bank of Pittsburgh are secured by the Company's investment securities, mortgage-backed securities and qualifying residential first mortgage loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

       The revolving line of credit with the Federal Home Loan Bank of Pittsburgh carries a commitment of $250,000,000 maturing on May 16, 2001. The rate is adjusted daily by the Federal Home Loan Bank and any borrowings on this line may be repaid at any time without penalty.





                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


       The securities sold under agreements to repurchase are collateralized by various securities held in safekeeping by the Federal Home Loan Bank of Pittsburgh. The market value of such securities exceeds the value of the securities sold under agreements to repurchase. The average amount of agreements outstanding in fiscal years 2000 and 1999 was $27,627,000 and $29,525,000, respectively. The maximum amount of security repurchase agreements outstanding during fiscal years 2000 and 1999 was $35,215,000 and $43,932,000, respectively.


(12)   Income Taxes

       Total income tax was allocated for the years ended June 30, 2000, 1999 and 1998, as follows:

                                                          2000          1999            1998
                                                      -------------  ------------  -------------
       Income before income taxes                    $     13,910        10,914         12,995
       Shareholders' equity for unrealized gain/
           (loss) on securities available-for-sale         (3,951)         (820)         1,423
       Shareholders' equity for tax benefit for
           excess of fair value above cost of
           stock option and recognition and
           retention plans                                   (162)         (214)          (449)
                                                      -------------  ------------  -------------
                                                     $      9,797         9,880         13,969
                                                      =============  ============  =============

       Income tax expense (benefit) applicable to income before taxes consists of:

                                                                  Years ended June 30,
                                                      ------------------------------------------
                                                          2000          1999             1998
                                                      -------------  ------------  -------------
       Current                                       $     15,601        11,668         13,455
       Deferred                                            (1,691)         (754)          (460)
                                                      -------------  ------------  -------------
                                                     $     13,910        10,914         12,995
                                                      =============  ============  =============

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)



       The significant components of deferred income tax expense (benefit) are as follows:

                                                                       June 30,
                                                      ------------------------------------------
                                                           2000          1999           1998
                                                      -------------  ------------  -------------
       Deferred income tax benefit                   $     (1,768)        (783)           (609)
       NOL carryforward                                        77           29             149
                                                      -------------  ------------  -------------
                                                     $     (1,691)        (754)           (460)
                                                      =============  ============  =============

       A reconciliation from the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income, is as follows:

                                                                  Years ended June 30,
                                                      ------------------------------------------
                                                           2000          1999          1998
                                                      -------------  ------------  -------------
       Expected tax rate                             %       35.0         35.0            35.0
       Tax-exempt interest income                            (4.4)        (4.1)           (1.9)
       State income tax, net of federal benefit               4.2          4.2             3.4
       Valuation allowance                                   (0.1)        (0.5)            0.6
       Other                                                 (0.9)         0.7             1.0
                                                      -------------  ------------  -------------
       Effective tax rate                            %       33.8         35.3            38.1
                                                      =============  ============  =============

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2000 and 1999, are presented below:


                                                               2000             1999
                                                          --------------   --------------
       Deferred tax assets:
          Deferred fee income                            $        977            1,044
          Deferred compensation expense                         1,015            1,028
          Net operating loss carryforwards                        691              768
          Bad debts                                             4,226            2,886
          Accrued postretirement benefit cost                     436              400
          Pension expense                                         511              498
          Other                                                 1,301              909
          Marketable securities available-for-sale              2,744               --
                                                          --------------   --------------
                                                               11,901            7,533

            Valuation allowance                                  (606)            (654)
                                                          --------------   --------------
                                                               11,295            6,879
       Deferred tax liabilities:
          Marketable securities available-for-sale                --             1,207
          Other                                                   275              294
                                                          --------------   --------------

                                                                  275            1,501
                                                          --------------   --------------

                   Net deferred tax asset                $     11,020            5,378
                                                          ==============   ==============

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

       Under provisions of the Internal Revenue Code, Northwest has approximately $245,000 of net operating losses which expire in years 2005 through 2010. Jamestown has net operating losses of approximately $1,730,000 which expire in years 2011 through 2013.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

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

       In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code (the Code), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at June 30, 2000, includes approximately $28,293,000 representing such bad debt deductions for which no deferred income taxes have been provided.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


(14)   Earnings Per Share

       Basic earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering common stock equivalents or any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The computation of basic and diluted earnings per share is shown in the table below:


                                                                      Years ended June 30,
                                                           ------------------------------------------
                                                                2000          1999           1998
                                                           -------------   -----------   ------------
       Net income applicable to common
           stock                                           $     27,203        20,042         21,322
       Weighted-average common shares
           outstanding                                           47,305        46,998         46,405
                                                           -------------   -----------   ------------
                          Basic earnings per share         $        .58           .42            .46
                                                           =============   ===========   ============
       Net income applicable to common
           stock                                           $     27,203        20,042         21,322
                                                           =============   ===========   ============
       Weighted-average common shares
           outstanding                                           47,305        46,998         46,405
       Common stock equivalents due to
           effect of stock options                                  268           490            698
                                                           -------------   -----------   ------------
       Total weighted-average common
           shares and equivalents                          $     47,573        47,488         47,103
                                                           =============   ===========   ============
                          Diluted earnings per share       $        .57           .42            .45
                                                           =============   ===========   ============

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

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

              Total expense for all retirement plans, including defined benefit pension plans, was approximately $2,310,000, $1,895,000 and $1,872,000 for the years ended June 30, 2000, 1999 and 1998, respectively. Net periodic pension cost for the Company's defined benefit pension plans consist of the following:


                                                                     Years ended June 30,
                                                         -----------------------------------------
                                                             2000           1999          1998
                                                         ------------   ------------   -----------
              Service cost                              $      1,625          1,302         1,066
              Interest cost                                    1,444          1,229         1,046
              Expected return on plan assets                  (1,491)        (1,266)         (914)
              Net amortization and deferral                       55             80            54
                                                         ------------   ------------   -----------

              Net periodic pension cost                 $      1,633          1,345         1,252
                                                         ============   ============   ===========


                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


     The following table sets forth, for the Company's defined benefit pension plans, the plans' funded status and amounts recognized in the Company's consolidated statements of financial condition at June 30, 2000 and 1999:


                                                                2000              1999
                                                           ---------------  ---------------
     Change in benefit obligation:
         Benefit obligation at beginning of year          $       20,784           17,709
         Service cost                                              1,625            1,302
         Interest cost                                             1,444            1,229
         Actuarial loss                                              904              878
         Benefits paid                                              (350)            (334)
                                                           ---------------  ---------------
         Benefit obligation at end of year                $       24,407           20,784
                                                           ===============  ===============
     Change in plan assets:
         Fair value of plan assets at beginning of year           18,799           15,986
         Actual return on plan assets                              1,555            1,762
         Employer contribution                                     1,450            1,385
         Benefits paid                                              (350)            (334)
                                                           ---------------  ---------------
         Fair value of plan assets at end of year         $       21,454           18,799
                                                           ===============  ===============
         Funded status                                            (2,953)          (1,985)
         Unrecognized transition asset                              (298)            (338)
         Unrecognized prior service cost                             706              800
         Unrecognized net actuarial loss                           1,208              685
         Adjustment to recognize minimum liability                  (131)            (406)
                                                           ---------------  ---------------
         Accrued benefit cost                             $       (1,468)          (1,244)
                                                           ===============  ===============

     The following table sets forth the assumptions used to develop the preceding information for the net pension cost and benefits:


                                                                Years ended June 30,
                                                     ----------------------------------------
                                                         2000         1999           1998
                                                     -----------   -----------    -----------
     Discount rate                                  %      7            7              7
     Expected long-term rate of return on assets           8            8              7
     Rate increase in compensation levels                  4            4              4

     Assets of the Company's qualified noncontributory defined benefit plan consists primarily of equity and fixed income securities.


                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


(b)  Postretirement Healthcare Plan

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

     Net periodic cost for the Company's postretirement healthcare benefits consist of the following:

                                                 Years ended June 30,
                                            2000          1999         1998
                                         ----------    ----------   -----------
     Service cost                       $       32            44            41
     Interest cost                              72            57            44
     Recognized actuarial gain                  --           (44)         (130)
                                         ----------    ----------   -----------
     Net periodic (benefit) cost        $      104            57           (45)
                                         ==========    ==========   ===========

     The following table sets forth the funded status of the Company's postretirement healthcare benefit plan and the amounts recognized in the Company's consolidated statements of financial condition at June 30, 2000 and 1999:


                                                       2000            1999
                                                   -------------   ------------
     Change in benefit obligation:
         Benefit obligation at beginning of year  $      1,049             837
         Service cost                                       32              44
         Interest cost                                      72              57
         Actuarial loss                                   (162)            167
         Benefits paid                                     (23)            (56)
                                                   -------------   ------------
         Benefit obligation at end of year                 968           1,049
     Fair value of plan assets at end of year               --              --
                                                   -------------   ------------
     Funded status                                        (968)         (1,049)
     Unrecognized net actuarial gain                      (144)             --
                                                   -------------   ------------
     Accrued benefit cost                         $     (1,112)         (1,049)
                                                   =============   ============


                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


     The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:


                                                               Years ended June 30,
                                                      -----------------------------------
                                                         2000         1999        1998
                                                      -----------  ----------  ----------
     Discount rate                                   %         7           7           7
     Monthly cost of healthcare insurance
         per beneficiary                             $    134.26      140.00      113.94
     Annual rate of increase in healthcare costs     %         4           4           4

     If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the service and interest cost components of net periodic postretirement healthcare benefit cost would increase by $8,302, in the aggregate, and the accumulated postretirement benefit obligation for healthcare benefits would increase by $97,059.

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

     The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the Company's consolidated statement of financial condition. As shares are earned, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are paid to the trustee for debt service. ESOP compensation expense was $909,000, $1,600,000 and $2,668,000 for the fiscal years ended June 30,
     2000, 1999 and 1998, respectively.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


     The ESOP shares as of June 30, 2000 and 1999, were as follows:

                                                       2000            1999
                                                  --------------  -------------
     Allocated shares                                1,114,278      1,007,331
     Unearned shares                                        --        106,947
                                                  --------------  -------------
                                                     1,114,278      1,114,278
                                                  ==============  =============
     Fair value of unearned shares at June 30    $          --          1,069
                                                  ==============  =============

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

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


(e)  Stock Option Plan

     On November 21, 1995, the Company adopted the 1995 Stock Option Plan. The objective of the Stock Option Plan is to provide an additional performance incentive to the Company's employees and outside directors. The Stock Option Plan authorized the grant of stock options and limited stock appreciation rights for 1,380,000 shares of the Company's common stock. On December 20, 1995, the Company granted 242,000 nonstatutory stock options to its outside directors at an exercise price of $5.58 per share (95% of the Company's common stock fair market value per share at grant date) and 923,200 incentive stock options to employees at an exercise price of $5.875 per share. On March 22, 1996, the Company granted 122,800 incentive stock options to employees at an exercise price of $5.625 per share. On December 16, 1998, the Company granted 15,086 incentive stock options to employees at an exercise price of $9.875 per share. On October 20, 1999, the Company granted 57,700 incentive stock options to employees at an exercise price of $7.812 per share. On June 21, 2000, the Company granted the remaining 19,214 incentive stock options as well as 9,186 previously forfeited options at an exercise price of $6.875 per share. These options are exercisable for a period of ten years from the grant date with each recipient vesting at the rate of 20% per year commencing with the grant date.

     The following table summarizes the activity in the Company's Option Plan during the periods ending June 30:


                                        2000                        1999                         1998
                            ---------------------------  ---------------------------   ---------------------------
                                              Weighted                    Weighted                      Weighted
                                              average                     average                       average
                                              exercise                    exercise                      exercise
                                Number         price         Number         price         Number         price
                            -------------  ------------  ------------   ------------   ------------   ------------
Balance at beginning
    of year                   1,155,951    $    5.86       1,185,600    $    5.81        1,288,000    $     5.80
Granted                          86,100         7.50(a)       15,086         9.87(a)            --            --
Exercised                       (11,480)        5.84         (39,135)        5.70          (99,520)         5.66
Forfeited                        (2,240)        5.68          (5,600)        5.73           (2,880)         5.63
                            -------------                ------------                  ------------
Balance at end of year        1,228,331         5.98       1,155,951         5.86        1,185,600          5.81
                            =============                ============                  ============
Exercisable at end
    of year                     904,925         5.84         794,683         5.82          711,360          5.81
                            =============                ============                  ============


(a) Weighted average fair value of options at grant date: $2.70 and $2.51, respectively.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


                               Exercise     Exercise     Exercise    Exercise    Exercise   Exercise
                                price         price       price        price      price       price        Total
                                $5.580       $5.625       $5.875      $6.875      $7.812     $9.875        $5.980
                              -----------  ------------ -----------  ---------- ----------- ----------  -------------
Options outstanding:
    Number of options          153,600      103,625      870,160      28,400      57,460     15,086     1,228,331
    Weighted average
       remaining contract
       life (years)               5.50         5.75         5.50       10.00        9.25       8.50          5.84
Options exercisable:
    Number of options          122,880       82,900      696,128          --          --      3,017        904,925


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


                                         2000           1999           1998
                                     -------------  -------------  -------------
     Net income:
         As reported                $     27,203         20,042         21,322
         Pro forma                        26,991         19,859         21,145
     Basic earnings per share:
         As reported                         .58            .42            .46
         Pro forma                           .57            .42            .46
     Diluted earnings per share:
         As reported                         .57            .42            .45
         Pro forma                           .57            .42            .45

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) dividend yields ranging from 1.60% to 2.76%; (2) expected volatility of 13% to 33%; (3) risk-free interest rates ranging from 4.75% to 6.50%; and (4) expected lives of seven years. The effects of applying SFAS No. 123 may not be representative of the effects on reported net income in future years.

                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


(16)   Disclosures About Fair Value of Financial Instruments

       SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" (SFAS 107), requires disclosure of fair value information about financial instruments whether or not recognized in the consolidated statement of financial condition. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts reported in the consolidated statement of financial condition approximate fair value for the following financial instruments: cash on hand and interest-earning deposits in other institutions, accrued interest receivable, accrued interest payable, marketable securities available-for-sale and variable rate borrowings.

       The following table sets forth the carrying amount and estimated fair value of the Company's financial instruments included in the consolidated statement of financial condition as of June 30:


                                                             2000                                1999
                                                -------------------------------    --------------------------------
                                                  Carrying          Estimated         Carrying          Estimated
                                                   amount          fair value          amount          fair value
                                                -------------    --------------    --------------    --------------
       Financial assets:
           Cash and equivalents               $       90,766            90,766            84,253            84,253
           Securities available-for-sale             387,983           387,983           334,623           334,623
           Securities held-to-maturity               237,756           222,364           253,864           250,351
           Loans receivable                        2,564,719         2,583,294         2,302,934         2,287,901
           Accrued interest receivable                15,978            15,978            14,548            14,548
           FHLB stock                                 21,269            21,269            18,157            18,157
                                                -------------    --------------    --------------    --------------

                 Total financial assets       $    3,318,471         3,321,654         3,008,379         2,989,833
                                                =============    ==============    ==============    ==============
       Financial liabilities:
           NOW and MMDA accounts                     653,440           653,440           553,632           553,632
           Savings accounts                          432,908           432,908           409,029           409,029
           Time deposits                           1,800,161         1,816,055         1,501,050         1,503,717
           Borrowed funds                            239,941           237,174           348,915           352,235
           Accrued interest payable                    2,352             2,352             3,698             3,698
                                                -------------    --------------    --------------    --------------

                 Total financial liabilities  $    3,128,802         3,141,929         2,816,324         2,822,311
                                                =============    ==============    ==============    ==============


       Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at June 30, 2000 and 1999.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

            (All dollar mounts presented in tables are in thousands)



       Marketable Securities

       Estimated market values are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Refer to note 4 of the consolidated financial statements for the detail of type of investment products.

       Loans Receivable

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

       Deposit Liabilities

       SFAS 107 defines the estimated fair value of deposits with no stated maturity, which includes demand deposits, money market and other savings accounts, to be the amount payable on demand. Although market premiums paid for depository institutions reflect an additional value for these low-cost deposits, SFAS 107 prohibits adjusting fair value for any value expected to be derived from retaining those deposits for a future period of time or from the benefit that results from the ability to fund interest-earning assets with these deposit liabilities. The fair value estimates of deposit liabilities do not include the benefit that results from the low-cost funding provided by these deposits compared to the cost of borrowing funds in the market. Fair values for time deposits are estimated using a discounted cash flow calculation that applies contractual cost currently being offered in the exiting portfolio to current market rates being offered locally for deposits of similar remaining maturities. The valuation adjustment for the portfolio consists of the present value of the difference of these two cash flows, discounted at the assumed market rate of the corresponding maturity.

       Borrowed Funds

       Variable rate borrowings were estimated to approximate their carrying amounts. The fixed rate advances were valued by comparing their contractual cost to the prevailing market cost.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


(17)   Regulatory Capital Requirements

       The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). At June 30, 2000 and 1999, the Company and its banking subsidiaries exceed all capital adequacy requirements to which they are subject.

       As of March 31, 2000, the most recent notification from the FDIC categorized Northwest and Jamestown as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' categories.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


     The actual, required and well capitalized levels as of June 30, 2000 and 1999, are as follows: (in thousands)


                                                                       June 30, 2000
                                    -----------------------------------------------------------------------------------
                                                                      Minimum capital            Well capitalized
                                                Actual                  requirements               requirements
                                    ---------------------------  --------------------------  --------------------------
                                        Amount         Ratio        Amount         Ratio        Amount        Ratio
                                    --------------  -----------  ------------  ------------  ----------    ------------
Total capital (to risk
    weighted assets):
       Northwest Bancorp, Inc.     $   217,398    %      11.73 $   148,279    %       8.00 $   185,349    %      10.00
       Northwest Savings Bank          204,018           11.33     144,043            8.00     180,054           10.00
       Jamestown Savings Bank            7,845           14.21       4,416            8.00       5,520           10.00
Tier I capital (to risk
    weighted assets):
       Northwest Bancorp, Inc.         198,417           10.71      74,139            4.00     111,209            6.00
       Northwest Savings Bank          185,509           10.30      72,022            4.00     108,032            6.00
       Jamestown Savings Bank            7,367           13.35       2,208            4.00       3,312            6.00
Tier I capital (leverage)
    (to average assets):
       Northwest Bancorp, Inc.         198,417            5.93     100,455           3.00*     167,425            5.00
       Northwest Savings Bank          185,509            5.71      97,403           3.00*     162,338            5.00
       Jamestown Savings Bank            7,367            7.57       2,920           3.00*       4,867            5.00

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


                                                                      June 30, 1999
                                    --------------------------------------------------------------------------------
                                                                      Minimum capital           Well capitalized
                                               Actual                   requirements              requirements
                                   --------------------------   -------------------------   ------------------------
                                      Amount           Ratio       Amount        Ratio        Amount         Ratio
                                   ------------     ---------   -----------   -----------   -----------   ----------
Total capital (to risk
    weighted assets):
       Northwest Bancorp, Inc.     $   208,047  %      12.67    $  131,384 %       8.00     $  164,230 %     10.00
       Northwest Savings Bank          195,730         12.24       127,951         8.00        159,939       10.00
       Jamestown Savings Bank            7,450         18.51         3,219         8.00          4,024       10.00
Tier I capital (to risk
    weighted assets):
       Northwest Bancorp, Inc.         190,036         11.57        65,692         4.00         98,538        6.00
       Northwest Savings Bank          178,068         11.13        63,976         4.00         95,963        6.00
       Jamestown Savings Bank            7,101         17.65         1,610         4.00          2,414        6.00
Tier I capital (leverage)
    (to average assets):
       Northwest Bancorp, Inc.         190,036          6.30        90,475         3.00*       150,791        5.00
       Northwest Savings Bank          178,068          6.16        86,704         3.00*       144,507        5.00
       Jamestown Savings Bank            7,101          8.91         2,390         3.00*         3,984        5.00



       * The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of June 30, 2000, the Company had not been advised of any additional requirements in this regard.


(18)   Contingent Liabilities

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

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


(19)   Selected Quarterly Financial Data (Unaudited)


                                                               Three months ended
                                           ---------------------------------------------------------
                                            September       December         March          June
                                               30              31              31            30
                                           -----------    -----------     -----------    -----------
                                                     (in thousands, except per share data)
Fiscal 2000
Interest income                           $    56,824         59,749          60,818         62,333
Interest expense                               31,650         33,337          33,037         34,075
                                           -----------    -----------     -----------    -----------
        Net interest income                    25,174         26,412          27,781         28,258
Provision for loan losses                         624            811           1,153          1,561
Noninterest income                              2,358          2,399           2,824          3,690
Noninterest expenses                           17,442         18,906          18,555         18,731
                                           -----------    -----------     -----------    -----------
        Income before
          income taxes                          9,466          9,094          10,897         11,656
Income taxes                                    3,473          2,976           3,681          3,780
                                           -----------    -----------     -----------    -----------
        Net income                        $     5,993          6,118           7,216          7,876
                                           ===========    ===========     ===========    ===========
Basic earnings per share                  $       .13            .13             .15            .17
                                           ===========    ===========     ===========    ===========
Diluted earnings per share                $       .13            .13             .15            .16
                                           ===========    ===========     ===========    ===========


                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


                                                                 Three months ended
                                                ------------------------------------------------------
                                                  September     December       March          June
                                                     30            31            31            30
                                                -----------   -----------   -----------    -----------
                                                         (in thousands, except per share data)
     Fiscal 1999
     Interest income                           $    49,198        50,446        52,504         54,445
     Interest expense                               27,735        28,829        28,888         29,459
                                                -----------   -----------   -----------    -----------
                        Net interest income         21,463        21,617        23,616         24,986
     Provision for loan losses                         790           866           812          1,161
     Noninterest income                              1,776         1,392         1,295          1,547
     Noninterest expenses                           14,118        14,998        16,718         17,276
                                                -----------   -----------   -----------    -----------
                        Income before
                          income taxes               8,331         7,145         7,381          8,096
     Income taxes                                    3,324         2,888         2,452          2,250
     Minority interest in net loss                       3            --            --             --
                                                -----------   -----------   -----------    -----------
                        Net income             $     5,010         4,257         4,929          5,846
                                                ===========   ===========   ===========    ===========
     Basic earnings per share                  $       .11           .09           .10            .12
                                                ===========   ===========   ===========    ===========
     Diluted earnings per share                $       .11           .09           .10            .12
                                                ===========   ===========   ===========    ===========

(20) Components of Comprehensive Income

     For the year ended June 30:

                                                               2000             1999             1998
                                                          --------------   --------------   --------------
     Unrealized gain (loss) on marketable
         securities available-for-sale                   $   (10,852)          (1,857)            3,780
     Tax (expense) benefit                                     4,047              576            (1,435)
         Less reclassification adjustment for gains
            included in net income, net of tax
            benefit of $149 and $12, respectively                277              112                --
                                                          --------------   --------------   --------------
                        Net unrealized gain (loss)       $    (7,082)          (1,393)            2,345
                                                          ==============   ==============   ==============

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


(21)   Northwest Bancorp, Inc. (Parent Company Only)

                        Statements of Financial Condition

                             (Amounts in thousands)


                                                                                    June 30,
                                                                            --------------------------
                            Assets                                              2000          1999
                                                                            ------------  ------------
     Cash and cash equivalents                                             $        187           140
     Marketable securities available-for-sale                                     4,149         5,196
     Loans receivable                                                                --            58
     Investment in bank subsidiaries                                            240,121       225,876
     Goodwill                                                                     2,443         2,921
     Other assets                                                                 1,069           137
                                                                            ------------  ------------
                        Total assets                                       $    247,969       234,328
                                                                            ============  ============
             Liabilities and Shareholders' Equity
     Liabilities:
         Loan payable                                                                --           561
         Other liabilities                                                           81           110
                                                                            ------------  ------------
                        Total liabilities                                            81           671

     Shareholders' equity                                                       247,888       233,657
                                                                            ------------  ------------
                        Total liabilities and shareholders' equity         $    247,969       234,328
                                                                            ============  ============


These parent company statements reflect the activity from the date of formation on February 17, 1998.

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


                             Statements of Income



                                                                    Years ended
                                                     ------------------------------------------
                                                                      June 30,
                                                     ------------------------------------------
                                                         2000           1999          1998
                                                     ------------   ------------   ------------
Income:
    Interest income                                 $        256            312            140
    Dividends from bank subsidiary                         6,350         10,500          1,250
    Undistributed earnings from equity
       investment in bank subsidiaries                    20,779          9,714          7,573
    Gain on sale of marketable securities
       available-for-sale                                     39             --             --
    Other income                                             869             --             --
                                                     ------------   ------------   ------------
                   Total income                           28,293         20,526          8,963
Expense:
    Compensation and benefits                                674            185             40
    Goodwill amortization                                    307            296              4
    Other expense                                             34             80              2
                                                     ------------   ------------   ------------
                   Total expense                           1,015            561             46
                                                     ------------   ------------   ------------
                   Net income before taxes                27,278         19,965          8,917

Federal and state income taxes                                75            (77)            42
                                                     ------------   ------------   ------------
                   Net income                       $     27,203         20,042          8,875
                                                     ============   ============   ============


        These parent company statements reflect the activity from the date of formation on February 17, 1998.


                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


                           Statements of Cash Flows


                                                                                Years ended
                                                                  ----------------------------------------
                                                                                 June 30,
                                                                  ----------------------------------------
                                                                      2000          1999          1998
                                                                  ------------  ------------  ------------
Operating activities:
    Net income                                                   $     27,203        20,042         8,875
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Undistributed earnings of subsidiaries                      (20,779)       (9,714)       (8,076)
          Depreciation and amortization                                   325           292             5
          Noncash compensation expense related to
            stock benefit plans                                         1,145         2,244            --
          Gain on sale of marketable securities
            available-for-sale                                             39            --            --
          Net change in other assets and liabilities                     (532)          820           520
                                                                  ------------  ------------  ------------
                   Net cash provided by operating activities            7,401        13,684         1,324
                                                                  ------------  ------------  ------------
Investing activities:
    Purchase of stock of subsidiaries                                      --        (6,966)       (3,884)
    Principal payments on loans                                          (561)         (910)           --
    Purchase of marketable securities available-for-sale                 (497)           --            --
    Proceeds from sale of marketable securities
       available-for-sale                                               1,261            --            --
                                                                  ------------  ------------  ------------
                   Net cash provided (used) by investing
                     activities                                           203        (7,876)       (3,884)
                                                                  ------------  ------------  ------------
Cash flows from financing activities:
    Cash dividends paid                                                (7,577)       (7,556)       (1,873)
    Stock issuance for acquisition                                         --         1,193            --
    Proceeds from options exercised                                        20           220           214
    Capitalization of parent company                                       --            --         4,694
                                                                  ------------  ------------  ------------
                   Net cash provided (used) by financing
                     activities                                        (7,557)       (6,143)        3,035
                                                                  ------------  ------------  ------------
                   Net increase (decrease) increase in cash
                     and cash equivalents                        $         47          (335)          475
                                                                  ============  ============  ============
Cash and cash equivalents at beginning of year                            140           475            --
Net increase (decrease) in cash and cash equivalents                       47          (335)          475
                                                                  ------------  ------------  ------------
Cash and cash equivalents at end of year                         $        187           140           475
                                                                  ============  ============  ============


These Parent Company statements reflect the activity from the date of formation on February 17, 1998.


                                                                     (Continued)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998

           (All dollar amounts presented in tables are in thousands)


(22)   Segment Reporting

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Not Applicable

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          --------------------------------

          The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

          The "Proposal I--Election of Directors" section of the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The "Proposal I--Election of Directors" section of the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          The "Transactions with Certain Related Persons" section of the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

   (a)(1)  Financial Statements
           --------------------

   The following documents are filed as part of this Form 10-K.

          (A)  Independent Auditors' Report

          (B) Consolidated Statements of Financial Condition - at June 30, 2000 and 1999

          (C) Consolidated Statements of Income - Years ended June 30, 2000, 1999 and 1998

          (D) Consolidated Statements of Changes in Shareholders' Equity - Years ended June 30, 2000, 1999 and 1998

          (E) Consolidated Statements of Cash Flows - Years ended June 30, 2000, 1999 and 1998

          (F)  Notes to Consolidated Financial Statements.

   (a)(2)  Financial Statement Schedules
           -----------------------------

   (b)     Reports on Form 8-K
           -------------------

   The Company has not filed a Current Report on Form 8-K during the quarter ended June 30, 2000.

         (c)      Exhibits
                  --------

(a) (3)  Exhibits:
-----------------


                                                                   Reference to
    Regulation                                                   Prior Filing or
   S-K Exhibit                                                    Exhibit Number
     Number                      Document                        Attached Hereto
   -----------     -------------------------------------         ---------------

       2           Plan of acquisition, reorganization,                None
                   arrangement, liquidation or succession

       3           Articles of Incorporation and Bylaws                 *

       4           Instruments defining the rights of                   *
                   security holders, including indentures

       9           Voting trust agreement                              None

       10(1        Restated Deferred Compensation Plan for              *
                   Directors

       10(2        Retirement Plan for Outside Directors                *

       10(3        Northwest Savings Bank Nonqualified                  *
                   Supplemental Retirement Plan

       10(4        Employee Stock Ownership Plan                        *
       10(5        Employment Agreement between the Bank                *
                   and John O. Hanna, President and Chief
                   Executive Officer

       10(6        Employee Severance Compensation Plan                 *
       11          Statement re: computation of per share              None
                   earnings

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

       22          Published report regarding matters                  None
                    submitted to vote of security holders

                                                                   Reference to
    Regulation                                                   Prior Filing or
   S-K Exhibit                                                    Exhibit Number
     Number                      Document                        Attached Hereto
   -----------      ----------------------------------           ---------------

       23           Consent of experts and counsel                      23

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

                                              NORTHWEST BANCORP, INC.


Date:    September 28, 2000                   By:  /s/ John O. Hanna
                                                   ----------------------------
                                                   John O. Hanna, President and
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ John O. Hanna                                  By:     /s/ William J. Wagner
         --------------------------------------------               --------------------------------------------
         John O. Hanna, President                                   William J. Wagner, Executive Vice President
         Chief Executive Officer and Director                       and Director (Principal Financial/Accounting Officer)
         (Principal Executive Officer)

Date:    September 28, 2000                                 Date:   September 28, 2000

By:      /s/John M. Bauer                                   By:     /s/Richard L. Carr
         --------------------------------------------               --------------------------------------------
         John M. Bauer, Director                                    Richard L. Carr, Director

Date:    September 28, 2000                                 Date:   September 28, 2000

By:      /s/ Richard E. McDowell                            By:     /s/ Thomas K. Creal, III
         --------------------------------------------               --------------------------------------------
         Richard E. McDowell, Director                              Thomas K. Creal, III, Director

Date:    September 28, 2000                                 Date:   September 28, 2000

By:      /s/ Joseph T. Stadler                              By:     /s/ John J. Doyle
         --------------------------------------------               --------------------------------------------
         Joseph T. Stadler, Director                                John J. Doyle, Director

Date:    September 28, 2000                                 Date:    September 28, 2000

By:      /s/ Walter J. Yahn                                 By:     /s/ Robert G. Ferrier
         --------------------------------------------               --------------------------------------------
         Walter J. Yahn, Director                                   Robert G. Ferrier, Director

Date:    September 28, 2000                                 Date:   September 28, 2000