Form 10-K405/A
period 2000-06-30
NORTHWEST BANCORP INC
filed 2000-10-19
CIK 1042064

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                 (814) 726-2140
                             ----------------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant
to Section 12(g) of the Act:   Common Stock, par value $.10 per share
                               --------------------------------------
                                        (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES X   NO
                                      ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

     This Amendment No. 1 to the Form 10-K of Northwest Bancorp, Inc. is solely being filed to reflect an amendment to the Registrant's disclosure regarding delinquent filers pursuant to Item 405 of Regulation S-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTHWEST BANCORP, INC.


Date:    October 17, 2000               By:      /s/ John O. Hanna
                                                 -------------------------------
                                                 John O. Hanna, President and
                                                 Chief Executive Officer