Form 10-K/A
period 2000-06-30
NORTHWEST BANCORP INC
filed 2000-10-30
CIK 1042064

SECURITIES AND EXCHANGE COMMISSION

                             450 Fifth Street, N.W.

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 2)

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

                                 (814) 726-2140
                         ------------------------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par
                                                            value $.10 per share
                                                            --------------------
                                                            (Title of Class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The table below sets forth certain information regarding the composition of the Company's Board of Directors as of June 30, 2000, including the terms of office of Board members, and the Company's executive officers who are not directors. Except as indicated herein, there are no arrangements or understandings between the nominees and any other person pursuant to which such nominees were selected.

                                                                                         Shares of
                                     Positions                                        Common Stock
                                    Held in the          Director      Current Term    Beneficially     Percent
   Name (1)            Age             Bank              Since (2)      to Expire       Owned (3)      Of Class
   --------            ---         ------------          ---------      ---------       ---------      --------
Directors

John O. Hanna           68     Chairman of the Board,       1970           2000         478,831(4)          *
                             President, Chief Executive
                                Officer and Director

Richard L. Carr         59            Director              1982           2000          47,656(5)          *
John M. Bauer           58            Director              1999           2000          10,700(6)          *
Robert G. Ferrier       60            Director              1980           2001          32,254(7)          *
Richard E. McDowell     56            Director              1972           2001          82,800(8)          *
Joseph T. Stadler       68            Director              1970           2001          36,700(9)          *
Walter J. Yahn          72            Director              1972           2001         57,043(10)          *
William J. Wagner       46    Executive Vice President,     1994           2002         159,911(11)         *
                                     Treasurer,
                               Chief Financial Officer

                                     and Director

Thomas K. Creal, III    61            Director              1982           2002         21,200(12)          *
John J. Doyle           72            Director              1970           2002         23,975(13)          *

Executive Officers who are not Directors

Timothy A. Huber        43     Senior Vice President-        N/A            N/A         72,244(14)          *
                                  Business Banking
Gregory C. LaRocca      49     Senior Vice President-        N/A            N/A         83,914(15)          *
                                 Administration and
                                 Corporate Secretary
Robert A. Ordiway       52     Senior Vice President-        N/A            N/A         83,121(16)          *
                                  Community Banking
Raymond R. Parry        63     Senior Vice President-        N/A            N/A         99,326(17)
                                  Consumer Lending
James E. Vecellio       51     Senior Vice President-        N/A            N/A         78,561(18)          *
                                     Operations

------------------------------------
*    Less than 1%.
(1) The mailing address for each person listed is 301 Second Avenue, Warren, Pennsylvania 16365-2353.
(2) Reflects initial appointment to the Board of Directors of the Bank for directors elected prior to 1998. Each director of the Company is also a trustee of the Mutual Holding Company, which owns the majority of the issued and outstanding shares of Common Stock.
(3) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.
(4) Includes options to purchase 273,000 shares of Common Stock which are exercisable within 60 days of the date as of which beneficial ownership is being determined.
(5) Includes options to purchase 22,000 shares of Common Stock which are exercisable within 60 days of the date as of which beneficial ownership is being determined.
(6) Includes options to purchase 400 shares of Common Stock which are exercisable within 60 days of the date as of which beneficial ownership is being determined.
(7) Includes options to purchase 22,000 shares of Common Stock which are exercisable within 60 days of the date as of which beneficial ownership is being determined.
(8) Includes options to purchase 13,200 shares of Common Stock which are exercisable within 60 days of the date as of which beneficial ownership is being determined.
(9) Includes options to purchase 22,000 shares of Common Stock which are exercisable within 60 days of the date as of which beneficial ownership is being determined and 9,600 restricted shares which had not vested as of the date beneficial ownership is being determined.
(10) Includes options to purchase 12,000 shares of common stock which are exercisable within 60 days of the date as of which beneficial ownership is being determined.
(11) Includes options to purchase 80,000 shares of Common Stock which are exercisable within 60 days of the date as of which beneficial ownership is being determined.
(12) Includes options to purchase 8,800 shares of Common Stock which are exercisable within 60 days of the date as of which beneficial ownership is being determined.
(13) Includes options to purchase 15,600 shares of Common Stock which are exercisable within 60 days of the date as of which beneficial ownership is being determined.
(14) Includes options to purchase 28,000 shares of Common Stock which are exercisable within 60 days of the date as of which beneficial ownership is being determined.
(15) Includes options to purchase 28,000 shares of Common Stock which are exercisable within 60 days of the date as of which beneficial ownership is being determined.
(16) Includes options to purchase 28,000 shares of Common Stock which are exercisable within 60 days of the date as of which beneficial ownership is being determined.
(17) Includes options to purchase 38,000 shares of Common Stock which are exercisable within 60 days of the date as of which beneficial ownership is being determined.
(18) Includes options to purchase 44,000 shares of Common Stock which are exercisable within 60 days of the date as of which beneficial ownership is being determined.

     The principal occupation during the past five years of each director of the Company is set forth below. All directors have held their present positions for five years unless otherwise stated.

     John O. Hanna has been employed by the Company since 1960, and was Chief Executive Officer of the Bank from 1972 until August, 1998. Mr. Hanna was elected Chairman of the Board on August 1, 1998 and remains President and Chief Executive Officer of the Company. Mr. Hanna is also a director of the Blair
Corporation, a mail order company, and serves as Chairman of the Distribution Committee of the Warren Foundation. Mr. Hanna is also President, Chief Executive Officer, and a Director of Jamestown Savings Bank, a New York-chartered savings bank and a wholly-owned subsidiary of the Company.

     William J. Wagner was named President and Chief Executive Officer of the Bank on August 1, 1998 and remains Executive Vice President, Treasurer and CFO of the Company. Mr. Wagner was the Chief Financial Officer for the Bank since 1984 and was named Chief Operating Officer in 1996. Mr. Wagner was appointed Executive Vice

President in 1992 and was elected to the Board of Directors in 1994. Mr. Wagner is a certified public accountant. Mr. Wagner is also Secretary/Treasurer and a Director of Jamestown Savings Bank.

     John M. Bauer is co-founder, partner and President of Contact Technologies, Inc. an electrical component manufacturer in St. Marys, Pennsylvania. He has served in that capacity since 1989.

     Thomas K. Creal, III has been a partner in the architectural firm of Creal, Hyde & Larson, in Warren, Pennsylvania since 1969.

     John J. Doyle has been President of Perry Construction Company, Erie, Pennsylvania, since 1989.

     Richard L. Carr served as Superintendent of the Titusville Area School District, Titusville, Pennsylvania from 1986 until his retirement in 1996. Since his retirement, he has served as a consultant to the University of Findlay located in Findlay, Ohio. Mr. Carr also serves as Chairman of the Board of the Titusville Area Medical Center.

     Robert G. Ferrier has been President of Ferrier Hardware, Inc. since 1957 and President of Drexel Realty, Erie, Pennsylvania since 1972.

     Richard E. McDowell has served as President of the University of Pittsburgh at Bradford, Bradford, Pennsylvania since 1970. Dr. McDowell is also a director of Bradford Educational Foundation, the Blaisdell Foundation, and the Bradford Regional Medical Center.

     Joseph T. Stadler retired in January 1995. Prior to that time, he served as
Vice   President-Manufacturing   of  Superior   Bronze   Corporation   in  Erie,
Pennsylvania.

     Walter J. Yahn is Chairman of the Board, founder, and Chief Executive Officer of the Erie Advanced Manufacturing Company, Erie, Pennsylvania. He has served in this capacity since 1971.

Executive Officers who are not Directors

     Timothy A. Huber has been employed by the Bank since 1985 and currently serves as Senior Vice President of Business Banking.

     Gregory C. LaRocca was employed by the Bank beginning in 1992, and currently serves as Senior Vice President of Administration and Corporate
Secretary for the Bank and the Company. He was previously Chief Executive Officer of American Federal Savings, which merged with the Bank in March of 1992.

     Robert A. Ordiway has been employed by the Bank since 1975, most recently as Senior Vice President of Community Banking. Mr. Ordiway is also a Director of Jamestown Savings Bank.

     Raymond R. Parry has been employed by the Bank since 1981, most recently as Senior Vice President of Consumer Lending and is President of Northwest Consumer Discount Company, a wholly owned subsidiary of the Bank.

     James E. Vecellio was employed by the Bank beginning in 1977, and currently serves as Senior Vice President of Information Technology for the Bank and the Company.

Ownership Reports by Officers and Directors

     The Common Stock is registered pursuant to Section 12(g) of the Exchange Act. The officers and directors of the Company and beneficial owners of greater than 10% of the Common Stock ("10% beneficial owners") are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Common Stock. SEC rules require disclosure in the Company's Proxy Statement and Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the Common Stock to file a Form 3, 4 or 5 on a timely basis. Based on the Company's review of such ownership reports, the Company believes that Director Ferrier filed two late reports, and that ten transactions were not reported on a timely basis. Based on the Company's review of such ownership reports, no other officer, director or 10% beneficial owner of the Company failed to file such ownership reports on a timely basis for the fiscal year ended June 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth for the fiscal years ended June 30, 2000, 1999, and 1998, certain information as to the total remuneration paid by the Company to the Chairman, President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer of the Company, and for the fiscal year ended June 30, 2000 certain information as to the total remuneration paid by the Company to the four most highly compensated executive officers of the Company or the Bank other than the Chief Executive Officer and the Executive Vice President ("Named Executive Officers").


                                            Annual Compensation                        Long-Term Compensation
                                  ----------------------------------------------     ------------------------
                                                                                       Awards                 Payouts
                                                                     Other           ----------               -------       All
       Name and           Year                                       Annual          Restricted    Options/                Other
  principal position     Ended        Salary                      Compensation         Stock       SARS (#)     LTIP   Compensation
                          6/30       (1) ($)       Bonus ($)          (2)            Awards (#)                Payouts   (3) ($)
---------------------- ---------- -------------- -------------  ----------------     ----------    --------   -------- ------------
John O. Hanna             2000        400,000        92,000           --                 --           --         --        33,790
President and Chief       1999        400,000       100,000           --                 --           --         --        39,754
Executive Officer         1998        399,992        99,999           --                 --           --         --        38,936

William J. Wagner         2000        249,615        52,356           --                 --           --         --        15,380
Executive Vice            1999        224,539        56,227           --                 --           --         --        20,906
President, Chief          1998        186,096        42,230           --                 --           --         --        19,781
Operating Officer and
Chief Financial Officer
Gregory C. LaRocca        2000        104,877        20,544           --                 --           --         --         7,963
Senior Vice President     1999         96,959        21,560           --                 --           --         --        10,814
and Corporate Secretary   1998         93,458        18,635           --                 --           --         --         9,869


Robert A. Ordiway         2000        108,346        21,972           --                 --           --         --         8,269
Senior Vice President-    1999        102,908        23,045           --                 --           --         --        11,121
Community Banking         1998         94,946        18,672           --                 --           --         --        10,179


Raymond R. Parry          2000        104,877        20,544           --                 --           --         --         7,963
Senior Vice President-    1999         96,959        21,560           --                 --           --         --        10,814
Consumer Lending          1998         93,458        18,635           --                 --           --         --         9,869


James E. Vecellio         2000        105,938        21,497           --                 --           --         --         8,105
Senior Vice President-    1999        101,954        22,549           --                 --           --         --        11,354
Operations                1998         97,958        19,650           --                 --           --         --        10,670


(1) Includes amounts deferred at the election of named officers pursuant to the Northwest Retirement Savings Plan (the "401(k) Plan").

(2) For the fiscal years ended June 30, 2000, 1999 and 1998, there were no perquisites exceeding the lesser of $50,000 or 10% of the individual's total salary and bonus for the year.

(3) Includes shares awarded pursuant to the Company's employee stock ownership plan, amounts paid for life insurance premiums, and Bank contributions to the 401(k) Plan.

Directors' Compensation

     As of July 1, 2000, nonemployee directors of the Company and the Bank are paid a total retainer of $12,000 per year plus $500 per board meeting of the Bank and the Company attended or $400 if participating via conference call.
Nonemployee members of the Executive, Audit, Risk Management, Long Range Planning, Personnel and Pension, and Community Reinvestment Committees are paid a total of $500 for attendance at committee meetings for both the Company and the Bank, or a total of $400 if such committee meetings are held on a day of regularly scheduled Board meetings or if the meetings are held via conference call.

     The Company sponsors a non-tax qualified deferred compensation plan for directors (the "Deferred Compensation Plan") that enables a director to elect to defer all or a portion of his directors' fees. The amounts deferred are credited with interest at the rate paid on the Company's five year certificate of deposit. Deferred amounts are payable upon retirement of a director on or after attaining age 59-1/2 but no later than age 72, in the form of a lump sum or in five or ten equal installments. Payments to a director, or to his designated beneficiary, may also be made from the Deferred Compensation Plan upon the director's death, total and permanent disability, or termination of service from the Board. Participants in the Deferred Compensation Plan would not recognize taxable income with respect to the Deferred Compensation Plan benefits until the assets are actually distributed.

     The Company maintains a retirement plan for outside directors (the "Directors Plan"). Directors who have served the Board for five years or more and are not Bank employees are eligible to receive benefits under the Directors Plan. Upon a director's retirement from the Board on or after five years of service and the attainment of age 60, the director is entitled to receive a retirement benefit equal to sixty percent of the annual retainer paid immediately prior to retirement plus sixty percent of the board meeting fees paid for the director's attendance at board meetings at the annual rate which was in effect immediately prior to his retirement. If a director retires after five years or more of service but before attaining age 60, the director is entitled to one-half of the benefits otherwise available to him. Retirement benefits commence on the first day of the calendar quarter following the director's attainment of age 65, or if retirement occurs later, on the first day of the calendar quarter following retirement. Such retirement benefits are paid for a period equal to the lesser of the number of a director's completed full years of service, his life, or ten years. No survivor benefits are payable under the Directors Plan. During the fiscal year ended June 30, 2000, the expense to the Bank of the Directors Plan was $69,912.

     1995 Stock Option Plan. During the fiscal year ended June 30, 1996, the Bank adopted, and the Company has succeeded to, the Northwest Savings Bank and Northwest Bancorp, MHC 1995 Stock Option Plan (the "1995 Stock Option Plan"). The 1995 Stock Option Plan was approved by a majority of stockholders other than the Mutual Holding Company present at the 1995 Annual Meeting. The 1995 Stock Option Plan is a self-administering plan that granted to nonemployee Directors Ferrier, McDowell, Stadler, Yahn, Creal, Doyle, Carr and four former directors nonstatutory options for each such director to purchase 22,000 (split adjusted) shares of Common Stock. Such shares vest in five equal annual installments over a five year period beginning on December 20, 1995. The 1995 Stock Option Plan further provides that each new non-employee director shall be granted options to purchase 500 shares of Common Stock to the extent options remain available in, or are returned to, the 1995 Stock Option Plan. The exercise price per share for each option is equal to 95% of the fair market value of the Common Stock on the date the option was granted, or in the case of all options awarded during the fiscal year ended June 30, 1996, $5.58 per share (as adjusted for the May 22, 1996 stock split, and the November 14, 1997 stock split). All options granted under the 1995 Stock Option Plan expire upon the earlier of ten years following the date of grant or one year following the date the optionee ceases to be a director. However, in the event of termination of service or employment due to death, disability, normal retirement or a change of control of the Company, nonstatutory stock options may be exercised for up to five years.

     1995 Directors Recognition and Retention Plan. During the fiscal year ended June 30, 1996, the Bank adopted, and the Company has succeeded to, the Northwest Savings Bank and Northwest Bancorp, MHC Recognition and Retention Plan for Employees and Outside Directors (the "1995 Recognition Plan"). The 1995 Recognition Plan was approved by a majority of stockholders other than the Mutual Holding Company present at the 1995 Annual Meeting. During the fiscal year ended June 30, 1996, the Bank contributed sufficient funds to the 1995 Recognition Plan to enable it to purchase 552,000 shares of Common Stock from the Bank, a total of 132,000 (as adjusted for the May 22, 1996 stock split and the November 14, 1997 stock split) shares of which were awarded to nonemployee Directors Ferrier, McDowell, Stadler, Yahn, Creal, Doyle, Carr and four former directors. Such awards of Common Stock ("Restricted Stock") are restricted by the terms of the 1995 Recognition Plan. Participants earn (become vested in) shares of Restricted Stock covered by an award, and all restrictions lapse in five equal annual installments, commencing on either December 20, 1995 or January 5, 1996. Awards become fully vested upon a participant's disability, death, retirement or following termination of service in connection with a change in control of the Company. Unvested shares of Restricted Stock are forfeited by a director who is not an employee upon failure to seek reelection, failure to be reelected, or resignation from the Board. Prior to vesting, recipients of awards under the 1995 Recognition Plan receive dividends and may vote the shares of Restricted Stock allocated to them. The Committee will vote shares as to which no instructions are received and any unallocated shares in the same proportion as allocated shares for which instructions are given.

Employment Agreements

     As of November 1993, the Bank renewed a five-year employment agreement, to which the Company has succeeded, with John O. Hanna, President and Chief Executive Officer of Northwest Bancorp, Inc., which was originally entered into in November 1985. The contract, which would have terminated in November 1998, has been modified to expire on June 30, 2001. The previous employment agreement provided for a five-year term and continued through November 1998. The agreement provides that the base salary of Mr. Hanna shall be at the top quartile of compensation of executives in the Company's peer group. However, Mr. Hanna chose to cap his salary at $400,000. Under the employment agreement, Mr. Hanna is also entitled to certain perquisites and other personal benefits. In the event of his death, the employment agreement requires the Company to continue to pay Mr. Hanna's salary to his beneficiaries for one year, and continue medical benefits for his spouse for her lifetime. The employment agreement provides for termination by the Company for just cause at any time, and in such event, no compensation or other benefits would be due under the agreement. The Company may terminate his employment for reasons other than just cause upon 12 months written notice to the executive. In such event, Mr. Hanna would be entitled to 100% of his annual compensation for the two-year period following termination, computed in accordance with the formula used to increase the executive's salary for each year during employment (as determined in accordance with the Compensation Survey). In the event of a reorganization, merger or consolidation, as defined in the employment agreement, the executive is entitled to terminate his employment upon 12 months written notice to the Company, and receive the above salary termination benefits. Payments under the employment agreement will not constitute an excess parachute payment under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). The employment agreement provides for a reduction or complete elimination of benefits should the executive commence employment for another employer during the two-year period after termination of employment with the Bank.

     As of July, 1998, the Company and Mr. William J. Wagner, have entered into a three-year employment agreement under which Mr. Wagner has agreed to serve as President and Chief Executive Officer of the Bank and Director of the Company. On each anniversary date the contract will renew for an additional year, and if it is not renewed it will expire 24 months following the anniversary date. Under the agreement, Mr. Wagner's current base salary of $250,000 may be increased but not decreased. In the event the Bank terminates the executive's employment for reasons other than for cause, or in the event the executive resigns from the Bank following a change of control of the Bank or the Company or under certain other circumstances, the executive or his beneficiaries would be entitled to severance pay of three times the sum of the highest rate of base salary plus the highest rate of cash bonus paid to him during the prior three years. The Bank would also continue the executive's life, health and dental coverage for 36 months from the date of termination. Payments to the executive would be reduced, if necessary, so as not to be an "excess parachute payment" as defined by Code
Section 280G (relating to payments made in connection with a change in control). The executive's employment may be terminated in accordance with the Bank's retirement policy or in accordance with any retirement arrangement established by the Bank with Mr. Wagner's consent. Upon Mr. Wagner's retirement, he will be entitled to all benefits available to him under any retirement or other benefit plan maintained by the Bank. In the event of the executive's disability for a period of six months, the Bank may terminate the agreement provided that the Bank will be obligated to pay the executive his base salary for the longer of the remaining term of the agreement or one year, reduced by any benefits paid to the executive pursuant to any disability insurance policy or similar arrangement maintained by the Bank. In the event of the executive's death, the Bank will pay his base salary to his named beneficiaries for one year following his death, and will continue life, medical and dental benefits to his family for three years. The employment agreement contains a non-compete provision which restricts Mr. Wagner from competing with the Bank under certain circumstances following a termination of employment.

Defined Benefit Plan

     The Bank maintains a noncontributory defined benefit plan ("Retirement Plan"). All employees age 21 or older who have worked at the Bank for a period of one year and have been credited with 1,000 or more hours of employment with the Bank during the year are eligible to accrue benefits under the Retirement Plan. The Bank annually contributes an amount to the Retirement Plan necessary to satisfy the actuarially determined minimum funding requirements in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). At June 30, 2000, the Retirement Plan fully met its funding requirements under
Section 412 of the Code.

     At the normal retirement age of 65, the plan is designed to provide a life annuity with a minimum payment period of ten years. The retirement benefit provided is an amount equal to 1.6% of a participant's average monthly salary based on the average of the five consecutive years of the last ten calendar years providing the highest monthly average multiplied by the participant's years of service to the normal retirement date (up to a maximum of 25 years) plus: (i) 0.6% of such average monthly compensation in excess of one-twelfth of covered compensation (as defined in the plan) multiplied by the participant's total number of years of service up to a maximum of 25 years, and (ii) for participants who retire on or after June 1, 1995, .6% of such participant's average monthly compensation multiplied by the participant's number of years of service between 25 years and 35 years. Retirement benefits are also payable upon retirement due to early and late retirement, disability or death. A reduced benefit is payable upon early retirement at or after age 55 and the completion of fifteen years of service with the Company (or after 25 years of service and no minimum age). Upon termination of employment other than as specified above, a participant who was employed by the Company for a minimum of five years is eligible to receive his or her accrued benefit commencing, generally, on such participant's normal retirement date. Benefits under the Retirement Plan are payable in various annuity forms. For the plan year ended December 31, 1999, the Company made a contribution to the Retirement Plan of $1,400,000.

     The following table indicates the annual retirement benefit that would be payable under the Retirement Plan upon retirement at age 65 in calendar year 2000, expressed in the form of a single life annuity with 10 years guaranteed for the final average salary and benefit service classifications specified below.

                      Years of Service and Annual Benefit Payable at Retirement
      Average      -------------------------------------------------------------
   Compensation       15         20        25        30         35         40
   ------------    --------   --------  --------  --------   ---------  --------

      25,000       $   6,000  $  8,000  $ 10,000  $ 10,750   $ 11,500   $ 11,500
      50,000       $  12,000  $ 16,000  $ 20,000  $ 21,500   $ 23,000   $ 23,000
      75,000       $  19,021  $ 25,361  $ 31,701  $ 33,951   $ 36,201   $ 36,201
     100,000       $  27,271  $ 36,361  $ 45,451  $ 48,451   $ 51,451   $ 51,451
     125,000       $  35,521  $ 47,361  $ 59,201  $ 62,951   $ 66,701   $ 66,701
     150,000 plus  $  43,771  $ 58,361  $ 72,951  $ 77,451   $ 81,951   $ 81,951

     As of the plan year ended December 31, 1999, Messrs. Hanna, Wagner, Huber, LaRocca, Ordiway, Parry and Vecellio had 40, 16, 16, 14, 25, 18 and 23 years of credited service (i.e., benefit service), respectively.

     The accrued annual pension benefit as of June 30, 2000 for Messrs. Hanna, Wagner, Huber, LaRocca, Ordiway, Parry and Vecellio are $109,980, $50,603, $18,722, $19,621, $39,178, $33,027 and $41,070, respectively. Mr. Hanna's benefit is greater than indicated in the table above because his pre-1994 average monthly compensation is grandfathered and not limited by the $150,000 cap on compensation which became effective beginning January 1, 1994.

Supplemental Executive Retirement Plan

     The Bank has adopted a non-qualified supplemental executive retirement plan ("SERP") for certain executives of the Bank to compensate those executive participants in the Bank's Retirement Plan whose benefits are limited by Section 415 of the Code (which caps annual benefits at $130,000 in 1999) or Section 401(a)(17) of the Code (which caps compensation at $150,000 as indexed beginning in 1994). The SERP provides the designated executives with retirement benefits generally equal to the difference between the benefit that would be available under the Retirement Plan but for the limitations imposed by Code Sections 401(a)(17) and 415 and that which is actually funded as a result of the limitations.

     Pre-retirement survivor benefits are provided for designated beneficiaries of participants who do not survive until retirement in an amount equal to the lump sum actuarial equivalent of the participant's accrued benefit under the SERP. Pre-retirement benefits are payable in 120 equal monthly installments. The SERP is considered an unfunded plan for tax and ERISA purposes. All obligations arising under the SERP are payable from the general assets of the Bank.

     The benefits paid under the SERP supplement the benefits paid by the Retirement Plan. The following table indicates the expected aggregate annual retirement benefit payable from the Retirement Plan and SERP to SERP participants, expressed in the form of a single life annuity with a 10-year guaranteed payment for the final average salary and benefit service classifications specified below:

                    Years of Service and Benefit Payable at Retirement
  Average       -----------------------------------------------------------
Compensation       15        20       25        30         35         40
------------    -------   --------  --------  --------  ---------  ---------
  $100,000      $ 27,271  $ 36,361  $ 45,451  $ 48,451  $ 51,451   $ 51,451
  $125,000      $ 35,521  $ 47,361  $ 59,201  $ 62,951  $ 66,701   $ 66,701
  $150,000      $ 43,771  $ 58,361  $ 72,951  $ 77,451  $ 81,951   $ 81,951
  $175,000      $ 52,021  $ 69,361  $ 86,701  $ 91,451  $ 97,201   $ 97,201
  $200,000      $ 60,271  $ 80,361  $100,451  $106,451  $112,451   $112,451
  $250,000      $ 76,771  $102,361  $127,951  $135,451  $142,951   $142,951
  $300,000      $ 93,271  $124,361  $155,451  $164,451  $173,451   $173,451
  $350,000      $109,771  $146,361  $182,951  $193,451  $203,951   $203,951
  $400,000      $126,271  $168,361  $210,451  $222,451  $234,451   $234,951

     At June 30, 2000, John O. Hanna had 40 years of credited service under the SERP. Mr. Wagner had three years as a participant in the SERP because their income exceeded the amounts permitted under Sections 401(a)(17) of the Code. The Bank's pension cost attributable to the SERP was approximately $287,121 for the fiscal year ended June 30, 2000.

1995 Stock Option Plan

     During the fiscal year ended June 30, 1996, the Bank adopted, and the Company has succeeded to, the Northwest Savings Bank and Northwest Bancorp, MHC 1995 Stock Option Plan (the "1995 Stock Option Plan"). The 1995 Stock Option Plan was approved at the 1995 Annual Meeting by the majority of stockholders other than the Mutual Holding Company present at such meeting. No options were granted to the Named Executive Officers under the 1995 Stock Option Plan during the fiscal year ended June 30, 2000. Set forth below is certain information concerning exercised and unexercisable options during the fiscal year ended June 30, 2000, by the Named Executive Officers.


                                                    Number of Unexercised      Value of Unexercised In-
                                                        Options at               The-Money Options at
                    Shares Acquired     Value      Fiscal Year-End (1)            Fiscal Year-End (2)
Name                 Upon Exercise     Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
                    -----------------------------------------------------------------------------------
John O. Hanna             --              --              273,000 /--                $273,000 /--
William J. Wagner         --              --               80,000 /--                  80,000 /--
Timothy A. Huber          --              --               28,000 /--                  28,000 /--
Gregory C. LaRocca        --              --               28,000 /--                  28,000 /--
Raymond R. Parry          --              --               38,000 /--                  38,000 /--
Robert A. Ordiway         --              --               28,000 /--                  28,000 /--
James E. Vecellio         --              --               44,000 /--                  44,000 /--

-----------------------------
(1) Adjusted for the May 22, 1996, two-for-one stock split and the November 14,1997 two-for-one stock split. (2) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on June 30, 2000, at which date the last sale of the Common Stock as quoted on the Nasdaq National Market was at $6.875 per share.

Compensation Committee Interlocks and Insider Participation

     The Company's Personnel and Pension Committee determines the salaries to be paid each year to the officers of the Company. The Personnel and Pension Committee consists of Directors Carr, who serves as Chairman, Hanna, Creal and Stadler. Mr. Hanna is also President and Chief Executive Officer of the Company. The Company leases approximately 13,000 square feet of office space from Mr. Hanna at an annual rent of $47,600. The leasing value of the property was appraised by two outside appraisers at the time the Company and Mr. Hanna entered into the lease. The Federal Home Loan Bank Board (the Bank's principal federal regulator at such time) reviewed the terms of the lease and had no objection to the lease arrangement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Persons and groups who beneficially own in excess of 5% of the Common Stock are required to file certain reports with the Securities and Exchange Commission (the "SEC") regarding such ownership pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). The following table sets forth, as of June 30, 2000, the shares of Common Stock beneficially owned by executive officers and directors as a group and by each person who was the beneficial owner of more than 5% of the outstanding shares of Common Stock.

                                   Amount of Shares
                                   Owned and Nature          Percent of Shares
     Name and Address of             of Beneficial            of Common Stock
      Beneficial Owners              Ownership (1)              Outstanding
     -------------------           ----------------          -----------------
Northwest Bancorp, MHC (2)            35,224,175                    74.4%
Liberty and Second Streets
Warren, Pennsylvania 16365-2353







Northwest Bancorp, MHC,               36,590,165                   77.3%
 and all the Bank's directors and
 executive officers as a group
 (15 directors and officers) (2)

------------------------------------

(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.

(2) Includes shares of Common Stock held by Mutual Holding Company, of which the Company's executive officers and directors are also executive officers and trustees. Excluding shares of Common Stock held by Mutual Holding Company, the Company's executive officers and directors owned 1,365,990 shares of Common Stock, or 2.9% of the outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees. The Company's policy is that loans made to a director in excess of $100,000 for non-residential purposes must be approved in advance by a majority of the disinterested members of the Board of Directors. Loans to executive officers must be approved by the full Board of Directors regardless of amounts. In addition, loans to the Company's current directors, principal officers, nominees for election as directors, securityholders known by the Company to own more than 5% of the Company's outstanding common stock, or associates of such persons (together, "specified persons"), are also made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other than specified persons, and do not involve more than a normal risk of collectibility or present other unfavorable features. The aggregate amount of extensions of credit outstanding at any time during the fiscal year ended June 30, 1998, to specified person's did not exceed $5 million.

     In addition, the Company leases approximately 13,000 square feet of office space from Mr. Hanna at an annual rent of $47,600. The leasing value of the property was appraised by two outside appraisers at the time the Bank and Mr. Hanna entered into the lease. The FHLBB (the Bank's principal federal regulator at such time) reviewed the terms of the lease and had no objection to the lease arrangement.

     The Company intends that, except as described above, all transactions between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms no less favorable to the Company than could have been obtained by it in arms-length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following documents were previously filed as part of this Form 10-K.

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

          (b)  Reports on Form 8-K

          The Company has not filed a Current Report on Form 8-K during the quarter ended June 30, 2000.

          (c)  Exhibits

     (a)(3) Exhibits: -----------------


                                                                  Reference to
Regulation                                                      Prior Filing or
S-K Exhibit                                                      Exhibit Number
  Number                    Document                            Attached Hereto
-----------  -------------------------------------------        ----------------

2            Plan of acquisition, reorganization,                     None
             arrangement, liquidation or succession

3            Articles of Incorporation and Bylaws                       *

4            Instruments defining the rights of                         *
             security holders, including indentures

9            Voting trust agreement                                   None

10(1)        Restated Deferred Compensation Plan for                    *
             Directors

10(2)        Retirement Plan for Outside Directors                      *

10(3)        Northwest Savings Bank Nonqualified                        *
             Supplemental Retirement Plan

10(4)        Employee Stock Ownership Plan                              *

10(5)        Employment Agreement between the Bank and                  *
             John O. Hanna, President and Chief Executive
             Officer

10(6)        Employee Severance Compensation Plan                       *

11           Statement re: computation of per share earnings          None

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

                                       NORTHWEST BANCORP, INC.


Date:    October 26, 2000              By: /s/Gregory C. LaRocca
                                       -----------------------------------------
                                       Gregory C. LaRocca, Senior Vice President
                                       and Secretary