Form 10-Q
period 2000-09-30
NORTHWEST BANCORP INC
filed 2000-11-14
CIK 1042064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from          to
                                                        ---------   --------

                         Commission File Number 0-23817
                                                -------

                             Northwest Bancorp, Inc.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


     Pennsylvania                                        23-2900888
--------------------------                            -----------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


Liberty Street at Second Avenue, Warren, Pennsylvania             16365
-----------------------------------------------------           ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock (.10 par value) 47,373,569 shares outstanding as of September 30, 2000.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES


                                      INDEX

PART I            FINANCIAL INFORMATION                                                    PAGE
Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition as of
                  September 30, 2000 and June 30, 2000 (Unaudited)                           1

                  Consolidated Statements of Income for the three months
                  ended September 30, 2000 and 1999 (Unaudited)                              2

                  Consolidated Statements of Changes in Shareholders' Equity for
                  the three months ended September 30, 2000 and 1999 (Unaudited)             3

                  Consolidated Statements of Cash Flows for the three
                  months ended September 30, 2000 and 1999 (Unaudited)                       4

                  Notes to Consolidated Financial Statements                                 6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        7

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                18


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                         19

Item 2.           Changes in Securities                                                     19

Item 3.           Defaults Upon Senior Securities                                           19

Item 4.           Submission of Matters to a Vote of Security Holders                       19

Item 5.           Other Information                                                         20

Item 6.           Exhibits and Reports on Form 8-K                                          20

                  Signature                                                                 21

                         ITEM 1. FINANCIAL STATEMENTS


                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     SEPTEMBER 30,     JUNE 30,
                    ASSETS                          2000 (unaudited)     2000
-------------------------------------------------   ----------------  ----------
CASH AND CASH EQUIVALENTS                             $      59,316      82,305
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
  INSTITUTIONS                                                7,138       8,461
MARKETABLE SECURITIES AVAILABLE-FOR-SALE
  (AMORTIZED COST OF $386,113 AND $395,830)                 380,481     387,983
MARKETABLE SECURITIES HELD-TO-MATURITY (MARKET
  VALUE OF $243,958 AND $222,364)                           258,607     237,756
                                                      -------------  ----------
    TOTAL CASH, INTEREST-EARNING DEPOSITS AND
    MARKETABLE SECURITIES                                   705,542     716,505
LOANS RECEIVABLE, NET OF ALLOWANCE FOR ESTIMATED
  LOSSES OF $18,775 AND $18,260                           2,625,621   2,544,630
FEDERAL HOME LOAN BANK STOCK, AT COST                        21,269      21,269
ACCRUED INTEREST RECEIVABLE                                  17,949      15,978
REAL ESTATE OWNED, NET                                        2,038       2,144
PREMISES AND EQUIPMENT, NET                                  41,467      40,953
GOODWILL AND OTHER INTANGIBLES                               50,764      52,300
OTHER ASSETS                                                 11,402      13,513
                                                      -------------  ----------
       TOTAL ASSETS                                   $   3,476,052   3,407,292
                                                      =============  ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------
LIABILITIES:
  DEPOSITS                                            $   2,885,063   2,886,509
  BORROWED FUNDS                                            314,914     239,941
  ADVANCES BY BORROWERS FOR TAXES AND INSURANCE              11,238      22,557
  ACCRUED INTEREST PAYABLE                                    1,998       2,352
  OTHER LIABILITIES                                           8,541       8,045
                                                      -------------  ----------
    TOTAL LIABILITIES                                     3,221,754   3,159,404

SHAREHOLDERS' EQUITY:
  COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
    AUTHORIZED, 47,373,569 AND 47,360,769 ISSUED
    AND OUTSTANDING, RESPECTIVELY                             4,737       4,736
  PAID-IN CAPITAL                                            71,020      70,949
  RETAINED EARNINGS                                         182,266     177,371
  ACCUMULATED OTHER COMPREHENSIVE INCOME:
    NET UNREALIZED GAIN/(LOSS) ON SECURITIES
    AVAILABLE-FOR-SALE, NET OF INCOME TAXES                  (3,661)     (5,104)
  UNEARNED RECOGNITION AND RETENTION PLAN SHARES                (64)        (64)
                                                      -------------  ----------
                                                            254,298     247,888
                                                      -------------  ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   3,476,052   3,407,292
                                                      =============  ==========

See accompanying notes to unaudited consolidated financial statements

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                       THREE MONTHS
                                                                                                    ENDED SEPTEMBER 30,
                                                                                                2000                  1999
                                                                                         -------------------   -------------------
INTEREST INCOME:
    LOANS RECEIVABLE                                                                    $            53,009                46,555
    MORTGAGE-BACKED SECURITIES                                                                        7,260                 6,062
    TAXABLE INVESTMENT SECURITIES                                                                     2,805                 2,929
    TAX-FREE INVESTMENT SECURITIES                                                                    1,080                 1,031
    INTEREST-EARNING DEPOSITS                                                                           112                   247
                                                                                         -------------------   -------------------
            TOTAL INTEREST INCOME                                                                    64,266                56,824

INTEREST EXPENSE:
    DEPOSITS                                                                                         32,430                26,462
    BORROWED FUNDS                                                                                    4,005                 5,188
                                                                                         -------------------   -------------------
            TOTAL INTEREST EXPENSE                                                                   36,435                31,650

            NET INTEREST INCOME                                                                      27,831                25,174
PROVISION FOR LOAN LOSSES                                                                             1,295                   624
                                                                                         -------------------   -------------------
            NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                                                        26,536                24,550

NONINTEREST INCOME:
    LOAN FEES AND SERVICE CHARGES                                                                       258                   358
    SERVICE CHARGES ON DEPOSIT ACCOUNTS                                                               1,983                 1,228
    GAIN (LOSS) ON SALE OF MARKETABLE SECURITIES, NET                                                     0                    36
    GAIN (LOSS) ON SALE OF LOANS, NET                                                                    57                    (7)
    GAIN (LOSS) ON SALE OF REAL ESTATE OWNED, NET                                                        12                    25
    INSURANCE COMMISSION INCOME                                                                         566                   516
    OTHER OPERATING INCOME                                                                              322                   202
                                                                                         -------------------   -------------------
            TOTAL NONINTEREST INCOME                                                                  3,198                 2,358

NONINTEREST EXPENSE:
    COMPENSATION AND EMPLOYEE BENEFITS                                                               10,732                 9,524
    PREMISES AND OCCUPANCY COSTS                                                                      2,431                 2,115
    OFFICE OPERATIONS                                                                                 1,204                 1,179
    FEDERAL DEPOSIT INSURANCE PREMIUMS                                                                  146                   295
    DATA PROCESSING                                                                                     650                   674
    CHECK PROCESSING AND ATM EXPENSE                                                                    847                   803
    BANK SERVICE CHARGES                                                                                498                   288
    ADVERTISING                                                                                         380                   498
    LEGAL, AUDIT AND PROFESSIONAL SERVICES                                                              217                   292
    REAL ESTATE OWNED EXPENSE                                                                           113                   191
    AMORTIZATION OF INTANGIBLES                                                                       1,572                 1,104
    OTHER EXPENSES                                                                                      625                   479
                                                                                         -------------------   -------------------
            TOTAL NONINTEREST EXPENSE                                                                19,415                17,442

            INCOME BEFORE INCOME TAXES                                                               10,319                 9,466
            FEDERAL AND STATE INCOME TAXES                                                            3,529                 3,473
                                                                                         -------------------   -------------------
                  NET INCOME                                                            $             6,790                 5,993
                                                                                         ===================   ===================


BASIC AND DILUTED EARNINGS PER SHARE                                                                  $0.14                 $0.13
                                                                                         ===================   ===================

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                            Common Stock
                                                               ----------------------------------------     Paid-in
                                                                    Shares                  Amount          Capital
                                                               ------------------        --------------   -------------
Beginning balance at June 30, 1999                                    47,355,073    $            4,736          70,374

Comprehensive income:
     Net income                                                        -                       -               -
     Change in unrealized loss on securities,
     net of tax and reclassification adjustment                        -                       -               -
                                                               ------------------        --------------   -------------
Total comprehensive income                                             -                       -               -

Exercise of stock options                                                  1,920               -                    11

ESOP shares released                                                   -                       -               -

RRP shares released                                                    -                       -               -

Dividends declared                                                     -                       -               -
                                                               ------------------        --------------   -------------
Ending balance at September 30, 1999                                  47,356,993    $            4,736          70,385
                                                               ==================        ==============   =============
                                                                                         Accum.                Unearned
                                                                                         Other                 Employee
                                                                                        Compre-                 Stock
                                                                  Retained              hensive               Ownership
                                                                  Earnings           Income (Loss)           Plan Shares
                                                               ----------------   ---------------------   -------------------

Beginning balance at June 30, 1999                                     157,745                   1,978                  (561)

Comprehensive income:                                                    5,993             -                      -
     Net income
     Change in unrealized loss on securities,
     net of tax and reclassification adjustment                       -                         (2,866)           -
                                                               ----------------   ---------------------   -------------------
Total comprehensive income                                               5,993                  (2,866)           -

Exercise of stock options                                             -                    -                      -

ESOP shares released                                                  -                    -                      -

RRP shares released                                                   -                    -                      -

Dividends declared                                                      (1,895)            -                      -
                                                               ----------------   ---------------------   -------------------
Ending balance at September 30, 1999                                   161,843                    (888)                 (561)
                                                               ================   =====================   ===================
                                                                    Unearned
                                                                  Recognition
                                                                      and                   Total
                                                                   Retention            Shareholders'
                                                                  Plan Shares               Equity
                                                               -------------------   ---------------------
Beginning balance at June 30, 1999                                           (615)                233,657

Comprehensive income:
     Net income                                                        -                            5,993
     Change in unrealized loss on securities,
     net of tax and reclassification adjustment                        -                           (2,866)
                                                               -------------------   ---------------------
Total comprehensive income                                             -                            3,127

Exercise of stock options                                              -                               11

ESOP shares released                                                   -                                0

RRP shares released                                                    -                                0

Dividends declared                                                     -                           (1,895)
                                                               -------------------   ---------------------
Ending balance at September 30, 1999                                         (615)                234,900
                                                               ===================   =====================

                                                                            Common Stock
                                                               ----------------------------------------     Paid-in
                                                                    Shares                  Amount          Capital
                                                               ------------------        --------------   -------------
Beginning balance at June 30, 2000                                    47,360,769    $            4,736          70,949

Comprehensive income:
     Net income                                                        -                       -               -
     Change in unrealized loss on securities,
     net of tax and reclassification adjustment                        -                       -               -
                                                               ------------------        --------------   -------------
Total comprehensive income                                             -                       -               -

Exercise of stock options                                                 12,800                     1              71

ESOP shares released                                                   -                       -               -

RRP shares released                                                    -                       -               -

Dividends declared                                                     -                       -               -
                                                               ------------------        --------------   -------------
Ending balance at September 30, 2000                                  47,373,569    $            4,737          71,020
                                                               ==================        ==============   =============
                                                                                         Accum.                Unearned
                                                                                         Other                 Employee
                                                                                        Compre-                 Stock
                                                                  Retained              hensive               Ownership
                                                                  Earnings           Income (Loss)           Plan Shares
                                                               ----------------   ---------------------   -------------------
Beginning balance at June 30, 2000                                     177,371                  (5,104)           -

Comprehensive income:
     Net income                                                          6,790             -                      -
     Change in unrealized loss on securities,
     net of tax and reclassification adjustment                       -                          1,443            -
                                                               ----------------   ---------------------   -------------------
Total comprehensive income                                               6,790                   1,443            -

Exercise of stock options                                             -                    -                      -

ESOP shares released                                                  -                    -                      -

RRP shares released                                                   -                    -                      -

Dividends declared                                                      (1,895)            -                      -
                                                               ----------------   ---------------------   -------------------
Ending balance at September 30, 2000                                   182,266                  (3,661)                    0
                                                               ================   =====================   ===================

                                                                    Unearned
                                                                  Recognition
                                                                      and                   Total
                                                                   Retention            Shareholders'
                                                                  Plan Shares               Equity
                                                               -------------------   ---------------------
Beginning balance at June 30, 2000                                            (64)                247,888

Comprehensive income:
     Net income                                                        -                            6,790
     Change in unrealized loss on securities,
     net of tax and reclassification adjustment                        -                            1,443
                                                               -------------------   ---------------------
Total comprehensive income                                             -                            8,233

Exercise of stock options                                              -                               72

ESOP shares released                                                   -                                0

RRP shares released                                                    -                                0

Dividends declared                                                     -                           (1,895)
                                                               -------------------   ---------------------
Ending balance at September 30, 2000                                          (64)                254,298
                                                               ===================   =====================

    See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                     Three Months              Three Months
                                                                                        Ended                     Ended
                                                                                       9/30/00                   9/30/99
                                                                                  -------------------       -------------------
OPERATING ACTIVITIES:
  Net Income                                                                    $              6,790                     5,993
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                                                               1,295                       624
       Net (gain) on sale of assets                                                              (69)                      (54)
       Proceeds from sale of marketable securities, trading                                        -                     8,822
       Amortization of goodwill and other intangible assets                                    1,572                     1,104
       Net depreciation, amortization and accretion                                            1,397                     1,138
       Decrease (increase) in other assets                                                      (468)                      (72)
       Increase (decrease) in other liabilities                                                  142                     2,394
       Net accretion of discount on marketable securities                                       (364)                     (111)
       Noncash compensation expense related to
         stock benefit plans                                                                       -                       378
                                                                                  -------------------       -------------------
         Net cash provided by operating activities                                            10,295                    20,216

INVESTING ACTIVITIES:
       Purchase of marketable securities held-to-maturity                                    (21,388)                   (8,475)
       Purchase of marketable securities available-for-sale                                   (1,592)                 (105,718)
       Proceeds from maturities and principal reductions
         of marketable securities held-to-maturity                                               763                    11,154
       Proceeds from maturities and principal reductions
         of marketable securities available-for-sale                                          11,447                     6,052
       Proceeds from sales of marketable securities,
         available-for-sale                                                                        -                    15,059
       Loan originations                                                                    (176,076)                 (188,347)
       Proceeds from loan maturities and principal reductions                                 88,511                   113,212
       Proceeds from loan sales                                                                4,426                         -
       Purchase of Federal Home Loan Bank Stock                                                    -                    (3,112)
       Proceeds from sale of real estate owned                                                   658                     1,012
       Net (purchase) sale of real estate owned for investment                                  (166)                        -
       Purchase of premises and equipment                                                     (1,575)                   (3,134)
       Acquisitions, net of cash received                                                          -                   203,319
                                                                                  -------------------       -------------------
         Net cash provided (used) by investing activities                       $            (94,992)                   41,022

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                     Three Months              Three Months
                                                                                        Ended                     Ended
                                                                                       9/30/00                   9/30/99
                                                                                  -------------------       -------------------
FINANCING ACTIVITIES:
     Increase (decrease) in deposits, net                                       $            (1,446)                   48,325
     Proceeds from long-term borrowings                                                       9,090                     9,578
     Repayments of long-term borrowings                                                      (7,717)                   (5,621)
     Net increase (decrease) in short-term borrowings                                        73,600                   (65,167)
     Decrease in advances by borrowers for
       taxes and insurance                                                                  (11,319)                   (9,827)
     Cash dividends paid                                                                     (1,895)                   (1,895)
     Proceeds from stock options exercised                                                       72                        11
                                                                                  -------------------       -------------------
        Net cash provided (used) by financing activities                                     60,385                   (24,596)

Net increase (decrease) in cash and cash equivalents                            $           (24,312)                   36,642
                                                                                  ===================       ===================

Cash and cash equivalents at beginning of period                                $            90,766                    84,253
Net increase (decrease) in cash and cash equivalents                                        (24,312)                   36,642
                                                                                  -------------------       -------------------
Cash and cash equivalents at end of period                                      $            66,454                   120,895
                                                                                  ===================       ===================


Cash paid during the period for:
     Interest on deposits and borrowings (including interest
        credited to deposit accounts of $24,367
        and $20,555, respectively)                                              $            36,789                    31,523
                                                                                  ===================       ===================
     Income taxes                                                               $             1,623                       563
                                                                                  ===================       ===================


Business acquisitions:
     Fair value of assets acquired                                              $                 -                    68,643
     Cash received (paid)                                                                         -                   203,319
                                                                                  -------------------       -------------------
       Liabilities assumed                                                      $                 -                   271,962
                                                                                  ===================       ===================


Non-cash activities:
     Loans transferred to real estate owned                                     $               540                       419
                                                                                  ===================       ===================
     Sale of real estate owned financed by the Company                          $               122                       144
                                                                                  ===================       ===================




See accompanying notes to unuadited consolidated financial statements

                          NOTES TO FINANCIAL STATEMENTS

(1)  Basis of Presentation
     ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include information for footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in Northwest Bancorp, Inc.'s Annual Report and Form 10-K for the fiscal year ended June 30, 2000. Certain items previously reported have been reclassified to conform with the current period's reporting format. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.

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

(3)  Accounting Developments
     -----------------------

In June 1998, the Financial Accounting Standards Board ("FASB") released SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This effective date was changed, however, in June 1999, when the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133 - an Amendment of FASB Statement 133", which delayed the adoption of FASB Statement 133 until the first quarter of the Company's fiscal year 2001. Adoption of this statement had no effect on the Company's financial position or results of operations as the Company did not use derivative instruments in the current fiscal quarter.

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

Discussion of Financial Condition Changes from June 30, 2000 to September 30,
-----------------------------------------------------------------------------
2000
----

Assets
------

At September 30, 2000, the Company had total assets of $3.476 billion, an increase of approximately $68.8 million, or 2.0%, from $3.407 billion at June 30, 2000. This increase was funded primarily by a $75.0 million increase in borrowed funds and net income of $6.8 million.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $705.5 million at September 30, 2000, a decrease of $11.0 million, or 1.5%, from $716.5 million at June 30, 2000 as the Company utilized cash to pay the third quarter real estate taxes from the escrow accounts of a large number of mortgage customers. Net loans receivable increased by $81.0 million, or 3.2%, to $2.626 billion at September 30, 2000 from $2.545 billion at June 30, 2000 as the Company aggressively sought to invest in advance the cash it anticipates to receive from the acquisition of nine offices in November, 2000.

Liabilities
-----------

Deposits decreased by $1.4 million, or .05%, to $2.885 billion at September 30, 2000 from $2.887 billion at June 30, 2000. This slight decrease resulted primarily from higher than normal checking account balances at June 30, as a result of the timing of governmental direct deposits into customer accounts at the end of the month. Borrowed funds increased by $75.0 million, or 31.3%, to $314.9 million at September 30, 2000 from $239.9 million at June 30, 2000 as the Company utilized short-term borrowings to fund the aforementioned asset growth. It is anticipated that these short-term borrowings will be reduced when the Company receives the proceeds from the office purchases mentioned above.

Capital Resources and Liquidity
-------------------------------

Total capital at September 30, 2000 was $254.3 million, an increase of $6.4 million, or 2.6%, from $247.9 million at June 30, 2000. This increase was primarily attributable to net income for the quarter of $6.8 million which was partially offset by the declaration of common stock dividends of $1.9 million. Also affecting capital was a $1.4 million decrease in the net unrealized loss on securities available-for-sale as the market value of fixed-rate securities partially recovered in response to a decline in short-term interest rates.

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

As of September 30, 2000, all regulatory capital requirements were exceeded. The actual, required, and well capitalized levels as of September 30, 2000 and June 30, 2000 are as follows: (dollars in thousands)

                                               September 30, 2000

                                                                         Minimum Capital        Well Capitalized
                                                      Actual             Requirements             Requirements
-------------------------------------------------------------------------------------------------------------------
                                               Amount      Ratio      Amount      Ratio       Amount      Ratio
-------------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
-------------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                        $224,910     11.83%    $152,052       8.00%    $190,065      10.00%
-------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                         $211,915     11.50%    $147,408       8.00%    $184,260      10.00%
-------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                           $8,011     14.13%      $4,537       8.00%      $5,671      10.00%
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to risk weighted assets):
-------------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                        $205,059     10.79%     $76,026       4.00%    $114,039       6.00%
-------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                         $192,638     10.45%     $73,704       4.00%    $110,556       6.00%
-------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                           $7,488     13.20%      $2,268       4.00%      $3,403       6.00%
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Tier 1 Capital (leverage) (to average assets):
-------------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                        $205,059      6.02%    $102,247      3.00%*    $170,411       5.00%
-------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                         $192,638      5.82%     $99,274      3.00%*    $165,457       5.00%
-------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                           $7,488      7.45%      $3,014      3.00%*      $5,024       5.00%
-------------------------------------------------------------------------------------------------------------------

                                  June 30, 2000

                                                                       Minimum Capital        Well Capitalized
                                                    Actual              Requirements            Requirements
-------------------------------------------------------------------------------------------------------------------
                                               Amount      Ratio      Amount      Ratio       Amount      Ratio
-------------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
-------------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                        $217,398     11.73%    $148,279       8.00%    $185,349      10.00%
-------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                         $204,018     11.33%    $144,043       8.00%    $180,054      10.00%
-------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                           $7,845     14.21%      $4,416       8.00%      $5,520      10.00%
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to risk weighted assets):
-------------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                        $198,417     10.71%     $74,139       4.00%    $111,209       6.00%
-------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                         $185,509     10.30%     $72,022       4.00%    $108,032       6.00%
-------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                           $7,367     13.35%      $2,208       4.00%      $3,312       6.00%
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Tier 1 Capital (leverage) (to average assets):
-------------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                        $198,417      5.93%    $100,455      3.00%*    $167,425       5.00%
-------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                         $185,509      5.71%     $97,403      3.00%*    $162,338       5.00%
-------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                           $7,367      7.57%      $2,920      3.00%*      $4,867       5.00%
-------------------------------------------------------------------------------------------------------------------

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of September 30, 2000, the Company had not been advised of any additional requirements in this regard.

The Company is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the Department of Banking of the Commonwealth of Pennsylvania during their regular examinations. The Company's internal liquidity requirement is based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Company has always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at September 30, 2000 was 22.2%. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

Nonperforming Assets
--------------------

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual when they are more than 90 days contractually delinquent but may also be placed on nonaccrual status even if not 90 days or more delinquent but other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value or the principal balance of the related loan. Nonperforming assets increased by $1.7 million, or 13.7%, to $14.1 million at September 30, 2000 from $12.4 million at June 30, 2000. Management believes that these low levels of nonperforming assets are attributable to stringent credit policies, sustained collection procedures and generally strong economic conditions.

                                                                                  (Dollars in Thousands)

--------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:                          September 30, 2000                June 30, 2000
--------------------------------------------------------------------------------------------------------------------
One-to-four family residential loans                                            $7,055                       $5,753
--------------------------------------------------------------------------------------------------------------------
Multifamily and commercial real estate loans                                     2,343                        1,923
--------------------------------------------------------------------------------------------------------------------
Consumer loans                                                                   2,555                        2,459
--------------------------------------------------------------------------------------------------------------------
Commercial business loans                                                          153                          125
--------------------------------------------------------------------------------------------------------------------
                          Total                                                $12,106                      $10,260
--------------------------------------------------------------------------------------------------------------------
Total nonperforming loans as a percentage of net loans
receivable                                                                        .46%                         .40%
--------------------------------------------------------------------------------------------------------------------
Total real estate acquired through foreclosure and other
real estate owned                                                               $2,038                       $2,144
--------------------------------------------------------------------------------------------------------------------
                Total nonperforming assets                                     $14,144                      $12,404
--------------------------------------------------------------------------------------------------------------------
Total nonperforming assets as a percentage of total assets                        .41%                         .36%
--------------------------------------------------------------------------------------------------------------------

Comparison of Operating Results for the Three Months Ended September 30, 2000
-----------------------------------------------------------------------------
and 1999
--------

General
-------

Net income for the three months ended September 30, 2000 was $6.8 million, or $.14 per share, an increase of $797,000, or 13.3%, from $6.0 million, or $.13 per share, for the same quarter last year. This increase in net income resulted primarily from a $2.6 million increase in net interest income and an $840,000 increase in noninterest income which were partially offset by a $2.0 million increase in noninterest expense.

Net Interest Income
-------------------

For the three months ended September 30, 2000, total interest income increased by $7.4 million, or 12.9%, on a taxable equivalent basis, to $64.8 million compared to $57.4 million for the three months ended September 30, 1999. This increase resulted primarily from a $277.7 million, or 9.3%, increase in average interest earning assets to $3.267 billion for the three months ended September 30, 2000 from $2.989 billion for the three months ended September 30, 1999. Also contributing to this increase in total interest income was an increase in the yield on average interest earning assets to 7.94% for the three months ended September 30, 2000 from 7.67% for the same period last year. The substantial growth in average interest earning assets was primarily due to the investment of funds received from the acquisition of offices over the last twelve months with average deposits of approximately $260.0 million combined with continued strong internal growth in the Company's existing franchise. The increase in the overall yield on interest earning assets from quarter to quarter resulted primarily from the aforementioned growth occurring during a period of increased market interest rates as well as the repricing of variable rate assets at these higher rates.

Interest income on loans receivable increased by $6.4 million, or 13.7%, to $53.0 million for the quarter ended September 30, 2000 compared to $46.6 million during the same quarter last year. This increase resulted primarily from a $266.9 million, or 11.5%, increase in average loans outstanding to $2.593 billion for the quarter ended September 30, 2000 from $2.326 billion for the same quarter last year. Loan balances increased because of strong loan demand throughout the Company's market area as well as the purchase of approximately $47.0 million of loans in September, 1999 as part of the acquisition of eight retail offices. Also contributing to the increase in interest income on loans was an increase in the yield on average loans to 8.18% for the quarter ended September 30, 2000 from 8.00% for the comparable period last year. This increase in average yield resulted primarily from the growth in the Company's loan portfolio over the past year at interest rate levels higher than the existing average portfolio rate.

Interest income on mortgage-backed securities increased by $1.2 million, or 19.7%, to $7.3 million for the three months ended September 30, 2000 from $6.1 million for the same period last year. This increase resulted primarily from an increase in the average yield to 6.82% for the three months ended September 30, 2000 from 6.18% for the three months ended September 30, 1999 combined with an increase in the average balance of mortgage-backed securities by $33.3 million, or 8.5%, to $425.6 million for the current quarter ended September 30, 2000 from $392.3 million for the same quarter last year. The average yield on mortgage-backed securities, most of which are variable rate, increased in response to an increase in market interest rates for short-term securities. The average balance increased primarily as a result of a decision by the Company to restructure its portfolio mix by purchasing variable rate mortgage-backed securities with the funds received from the maturity of investment securities.

Interest income on investment securities decreased by $106,000, or 2.5%, on a taxable equivalent basis, to $4.1 million for the three months ended September 30, 2000 from $4.2 million for the three months ended September 30, 1999. This decrease resulted primarily from an $18.9 million, or 8.1%, decrease in the average balance of investment securities to $213.8 million for the three months ended September 30, 2000 from $232.7 million for the three months ended September 30, 1999. Partially offsetting this decrease was an increase in the average taxable equivalent yield to 7.59% for the quarter ended September 30, 2000 from 7.15% for the same quarter last year. The decrease in average balance was primarily due to the change in the overall investment portfolio mix as mentioned above. The increase in average yield resulted primarily from the maturity or sale of approximately $45.0 million of U.S. Treasury securities over the last twelve months, the proceeds of which were invested in higher yielding securities in an increasing rate environment.

Interest income on interest-earning deposits decreased by $135,000, or 54.7%, to $112,000 for the three months ended September 30, 2000 from $247,000 for the three months ended September 30, 1999. This decrease resulted primarily from a $5.5 million, or 29.6%, decrease in the average balance of interest-earning deposits to $13.1 million for the three months ended September 30, 2000 from $18.6 million for the three months ended September 30, 1999 combined with a decrease in the average yield to 3.42% from 5.30%. The decrease in the average balance was primarily due to improved efficiencies by the Company in managing its cash in other institutions. The significant volatility in the average yield is largely influenced by the timing as to when the Company begins to earn interest on its daily deposits and the float experienced on checks issued.

Interest expense increased by $4.7 million, or 14.8%, to $36.4 million for the three months ended September 30, 2000 from $31.7 million for the three months ended September 30, 1999. This increase resulted primarily from an increase in the average cost of interest-bearing liabilities to 4.84% for the quarter ended September 30, 2000 from 4.46% for the quarter ended September 30, 1999. In addition, the average balance of interest-bearing liabilities increased by $170.9 million, or 6.0%, to $3.011 billion for the quarter ended September 30, 2000 from $2.840 billion for the comparable period last year. The increase in average interest-bearing liabilities resulted from an increase of $295.9 million, or 12.1%, in the average balance of deposits, attributed primarily to the acquisition and opening of new offices along with internal growth of existing offices. Partially offsetting this increase in deposits was a decrease of $125.0 million, or 32.6%, in average borrowed funds to $259.0 million for the quarter ended September 30, 2000 from $384.0 million for the quarter ended September 30, 1999. This change in mix between deposits and borrowed funds resulted from the Company utilizing a portion of its deposit growth to repay borrowed funds. The overall increase in the average cost of funds was a result of an increase of approximately 150 basis points in short-term interest rates over the last twelve months which directly effected the rates the Company pays on interest sensitive liabilities such as certificates of deposit and overnight borrowings. Partially mitigating the increase in short-term interest rates, was a decrease in the average interest rate paid on checking accounts to 1.26% for the quarter ended September 30, 2000 from 1.52% for the quarter ended September 30, 1999. The Company lowered its checking account rates in response to competitive forces in its market.

Net interest income increased by $2.7 million, or 10.5%, on a taxable equivalent basis, to $28.4 million for the three months ended September 30, 2000 compared to $25.7 million for the three months ended September 30, 1999. As previously summarized, this increase in net interest income was attributable to the significant increase in net interest earning assets as the Company's interest rate spread decreased in response to higher short-term interest rates and an inverted yield curve.

Provision for Loan Losses
-------------------------

The provision for loan losses increased by $671,000, or 107.5%, to $1.3 million for the quarter ended September 30, 2000 from $624,000 for the quarter ended September 30,1999. Provisions for losses on the loan portfolio are charged to earnings in an amount sufficient, in management's judgement, to cover probable losses based upon the risk in the Company's loan portfolio, current economic conditions and historical trends. Management believes that credit quality remains strong.

Noninterest Income
------------------

Noninterest income increased by $840,000, or 35.6%, to $3.2 million for the three months ended September 30, 2000 from $2.4 million for the three months ended September 30, 1999. Of this increase, approximately $562,000 was attributable to increases in fee income relating to the Company's growth in loans and deposits as well as an increase in overdraft charges. In addition, debit card transaction income and surcharges for foreign ATM use contributed an increase of approximately $168,000 and the trust and brokerage lines of business added new income of approximately $105,000.

Noninterest Expense
-------------------

Noninterest expense increased by $2.0 million, or 11.5%, to $19.4 million for the three months ended September 30, 2000 from $17.4 million for the three months ended September 30, 1999. This increase resulted primarily from a $1.2 million, or 12.6%, increase in compensation expense to $10.7 million for the quarter ended September 30, 2000 from $9.5 million for the same period last year. This increase in compensation expense was anticipated as a result of the growth of the Company's network of community banking and consumer finance offices, along with the expansion of its investment management, trust and brokerage lines of business. Occupancy costs and bank service charges combined also increased $526,000, or 21.9%, as a result of the aforementioned increases in the retail office network. In addition, the expense for the amortization of intangibles increased by $468,000, or 42.4%, to $1.6 million for the current quarter compared to $1.1 million the prior year. This was a result of the additional intangible recorded for the acquisition of eight retail offices in September of 1999. Partially offsetting these increases in expenses was a decrease in the FDIC insurance premium of $149,000, or 50.5%, to $146,000 for the current quarter as a result of the last of a series of scheduled decreases in the FDIC insurance rate. The premium was reduced on January 1, 2000 to $.21 for every $1,000 in deposits from $.58 a year ago.

Income Taxes
------------

The provision for income taxes for the three months ended September 30, 2000 increased by $56,000, or 1.6%, to $3.5 million compared to $3.4 million for the same period last year. This increase was primarily due to an increase in net income before tax of $853,000, or 9.0%, to $10.3 million for the quarter ended September 30, 2000 from $9.5 million for the quarter ended September 30, 1999. Partially offsetting this increase was a decrease in the effective tax rate to 34.2% for the current fiscal quarter from 36.7% for the same period last year. The lower effective tax rate is a result of the timing as to when low income housing federal tax credits are recognized by the Company for its investment in low income housing projects.

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

                                                                 Three Months Ended September 30,

                                                           2000                                    1999
-----------------------------------------------------------------------------------------------------------------------
                                             AVERAGE.     INTEREST      AVG         AVERAGE      INTEREST       AVG.
                                             BALANCE                   YIELD/       BALANCE                    YIELD
                                                                        COST                                   /COST
-----------------------------------------------------------------------------------------------------------------------
ASSETS:
------
Interest earning assets:
  Loans receivable (a) (b)                  $2,593,270      $53,009     8.18%       $2,326,396     $46,555       8.00%
  Mortgage-backed securities (c)              $425,643       $7,260     6.82%         $392,328      $6,062       6.18%
  Investment securities (c) (d) (e)           $213,773       $4,054     7.59%         $232,653      $4,160       7.15%
  FHLB stock                                   $21,269         $387     7.28%          $19,318        $331       6.85%
  Other interest earning deposits              $13,107         $112     3.42%          $18,631        $247       5.30%
                                               -------         ----     -----          -------        ----       -----
Total interest earning assets               $3,267,062      $64,822     7.94%       $2,989,326     $57,355       7.67%
Noninterest earning assets (f)                $141,018                                $183,632
                                              --------                                --------
TOTAL ASSETS                                $3,408,080                              $3,172,958
                                            ==========                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest bearing liabilities:
  Savings accounts                            $424,426       $3,418     3.22%         $415,530      $3,411       3.28%
  Now accounts                                $334,862       $1,056     1.26%         $350,647      $1,336       1.52%
  Money market demand accounts                $178,700       $1,630     3.65%         $168,593      $1,553       3.68%
  Certificate accounts                      $1,813,701      $26,326     5.81%       $1,520,973     $20,162       5.30%
  Borrowed funds (g)                          $258,960       $4,005     6.19%         $383,986      $5,188       5.40%
                                              --------       ------     -----         --------      ------       -----
Total interest bearing liabilities          $3,010,649      $36,435     4.84%       $2,839,729     $31,650       4.46%
Noninterest bearing liabilities               $146,349                                 $98,602
                                              --------                                 -------
Total liabilities                           $3,156,998                              $2,938,331
Shareholders' equity                          $251,082                                $234,627
                                              --------                                --------
TOTAL LIABILITIES AND  EQUITY               $3,408,080                              $3,172,958
                                            ==========                              ==========

Net interest income/Interest rate spread                    $28,387     3.10%                      $25,705       3.21%
Net interest earning assets/Net               $256,413                  3.48%         $149,597                   3.44%
interest margin
Ratio of interest earning assets to
 interest bearing liabilities                   1.09 X                                  1.05 X
-----------------------------------------------------------------------------------------------------------------------

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

                 Three months ended September 30, 2000 and 1999

--------------------------------------------------------------------------------------------------------------------
                                                                                      Rate/
                                                   Rate                 Volume        Volume            Net Change
--------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans receivable                                      $998            $5,341            $115           $6,454
  Mortgage-backed securities                            $630              $515             $53           $1,198
  Investment securities                                 $252             ($338)           ($20)           ($106)
  FHLB stock                                             $21               $33              $2              $56
  Other interest earning deposits                       ($88)             ($73)            $26            ($135)
                                                       -----             -----             ---           ------
Total interest earning assets                         $1,813            $5,478            $176           $7,467

Interest bearing liabilities:
  Savings accounts                                      ($65)              $73            ($1)               $7
  Now accounts                                         ($230)             ($60)            $10            ($280)
  Money market demand accounts                          ($15)              $93             ($1)             $77
  Certificate accounts                                $1,915            $3,880            $369           $6,164
  Borrowed funds                                        $750           ($1,689)          ($244)         ($1,183)
                                                        ----          --------          ------         --------
Total interest bearing liabilities                    $2,355            $2,297            $133           $4,785

Net change in net interest income                      ($542)           $3,181             $43           $2,682
                                                      ======            ======             ===           ======
--------------------------------------------------------------------------------------------------------------------

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

The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at September 30, 2000 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the September 30, 2000 levels.

                                                                               Increase                Decrease
                                                                         -------------------      -----------------
Parallel shift in interest rates over the next 12 months                    1.0%       2.0%        1.0%       2.0%
                                                                         -------    --------      -------   -------
Projected percentage increase/(decrease) in net income                    (2.3%)     (8.7%)        0.9%     (4.2%)
Projected increase/(decrease) in return on average equity                 (0.3%)     (1.0%)        0.1%     (0.5%)
Projected increase/(decrease) in earnings per share                       ($.01)     ($.05)        $.01     ($.03)
Projected percentage increase/(decrease) in market value of equity       (21.9%)    (37.5%)        5.7%     11.2%

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not applicable

Item 5. Other Information
-------------------------

Business Combinations
---------------------

On April 18, 2000 the Company announced its plan to purchase nine retail office facilities in Potter and Tioga Counties in northcentral Pennsylvania from another financial institution. The acquisition includes approximately $127 million in deposits and $53 million in consumer and business loans, along with the related fixed assets. This transaction is expected to be completed in November, 2000 and will be accounted for using the purchase method of accounting.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibit No. 11 Statement re: computation of per share earnings

                                                                 Three Months            Three Months
                                                                     Ended                  Ended
                                                              September 30, 2000      September 30, 1999
                                                              ------------------      ------------------
Net income applicable to common stock                         $    6,790,015            $    5,992,595

Weighted-average common shares outstanding                        47,369,039                47,248,627

         Basic earnings per share                             $         0.14            $         0.13
                                                              ==============            ==============

Weighted-average common shares outstanding                        47,369,039                47,248,627

Common stock equivalents due to effect of stock options              261,577                   377,251
                                                              --------------            --------------

Total weighted-average common shares and equivalents              47,630,616                47,625,878

         Diluted earnings per share                           $         0.14            $         0.13
                                                              ==============            ==============

          Exhibit No. 27 Financial Data Schedule attached

     (b)  No Form 8-K reports were filed during the quarter

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                             NORTHWEST BANCORP, INC.



Date: November 13, 2000                By: /s/ William J. Wagner
     ---------------------                 ------------------------------------
                                       William J. Wagner
                                       Chief Financial Officer and Chief
                                             Operating Officer
                                      (Chief Financial and Accounting Officer
                                             and Duly Authorized Representative)