Form 10-Q
period 2000-12-31
NORTHWEST BANCORP INC
filed 2001-02-13
CIK 1042064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2000

                                      or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from __________________ to _______________


                         Commission File Number 0-23817
                                               --------


                             Northwest Bancorp, Inc.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                  23-2900888
--------------------------------                     -----------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


Liberty Street at Second Avenue, Warren, Pennsylvania                   16365
-----------------------------------------------------                ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ----    ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock (.10 par value) 47,391,074 shares outstanding as of December 31, 2000.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                               PAGE
PART I              FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Consolidated Statements of Financial Condition as of
                    December 31, 2000, September 30, 2000 and
                    June 30, 2000 (Unaudited)                                                       1

                    Consolidated Statements of Income for the three and six months
                    ended December 31, 2000 and 1999 (Unaudited)                                    2

                    Consolidated Statements of Changes in Shareholders' Equity for
                    the six months ended December 31, 2000 and 1999 (Unaudited)                     3

                    Consolidated Statements of Cash Flows for the three and six
                    months ended December 31, 2000 and 1999 (Unaudited)                             4

                    Notes to Consolidated Financial Statements                                      6

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                             7

Item 3.             Quantitative and Qualitative Disclosures about Market Risk                     22


PART II             OTHER INFORMATION

Item 1.             Legal Proceedings                                                              23

Item 2.             Changes in Securities                                                          23

Item 3.             Defaults Upon Senior Securities                                                23

Item 4.             Submission of Matters to a Vote of Security Holders                            23

Item 5.             Other Information                                                              25

Item 6.             Exhibits and Reports on Form 8-K                                               26

                    Signature                                                                      27


                         ITEM 1. FINANCIAL STATEMENTS

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       DECEMBER 31,         SEPTEMBER 30,            JUNE 30,
                                  ASSETS                             2000 (unaudited)     2000 (unaudited)             2000
-----------------------------------------------------------------    ----------------     ----------------        ------------
CASH AND CASH EQUIVALENTS                                              $       77,037               59,316              82,305
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
    INSTITUTIONS                                                               14,534                7,138               8,461
MARKETABLE SECURITIES AVAILABLE-FOR-SALE (AMORTIZED
    COST OF $405,421, $386,113 AND $395,830)                                  405,956              380,481             387,983
MARKETABLE SECURITIES HELD-TO-MATURITY (MARKET
    VALUE OF $260,919, $243,958 AND $222,364)                                 271,248              258,607             237,756
                                                                      ---------------     ----------------       -------------
         TOTAL CASH, INTEREST-EARNING DEPOSITS AND
         MARKETABLE SECURITIES                                                768,775              705,542             716,505
LOANS RECEIVABLE, NET OF ALLOWANCE FOR ESTIMATED
    LOSSES OF $19,279, $18,775 AND $18,260                                  2,739,157            2,625,621           2,544,630
FEDERAL HOME LOAN BANK STOCK, AT COST                                          21,269               21,269              21,269
ACCRUED INTEREST RECEIVABLE                                                    18,695               17,949              15,978
REAL ESTATE OWNED, NET                                                          2,551                2,038               2,144
PREMISES AND EQUIPMENT, NET                                                    44,522               41,467              40,953
GOODWILL AND OTHER INTANGIBLES                                                 64,396               50,764              52,300
OTHER ASSETS                                                                   12,462               11,402              13,513
                                                                      ---------------     ----------------       -------------
               TOTAL ASSETS                                            $    3,671,827            3,476,052           3,407,292
                                                                      ===============     ================       =============


                   LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------
LIABILITIES:
    DEPOSITS                                                           $    3,065,143            2,885,063           2,886,509
    BORROWED FUNDS                                                            314,256              314,914             239,941
    ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                              18,738               11,238              22,557
    ACCRUED INTEREST PAYABLE                                                    2,418                1,998               2,352
    OTHER LIABILITIES                                                           8,330                8,541               8,045
                                                                      ---------------     ----------------       -------------
        TOTAL LIABILITIES                                                   3,408,885            3,221,754           3,159,404

SHAREHOLDERS' EQUITY:
    COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
        AUTHORIZED, 47,391,074, 47,373,569 AND 47,360,769 ISSUED
        AND OUTSTANDING, RESPECTIVELY                                           4,739                4,737               4,736
    PAID-IN CAPITAL                                                            71,098               71,020              70,949
    RETAINED EARNINGS                                                         186,814              182,266             177,371
    ACCUMULATED OTHER COMPREHENSIVE INCOME:
        NET UNREALIZED GAIN/(LOSS) ON SECURITIES AVAILABLE-
        FOR-SALE, NET OF INCOME TAXES                                             348               (3,661)             (5,104)
    UNEARNED RECOGNITION AND RETENTION PLAN SHARES                                (57)                 (64)                (64)
                                                                      ---------------     ----------------       -------------
                                                                              262,942              254,298             247,888
                                                                      ===============     ================       =============
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $    3,671,827            3,476,052           3,407,292
                                                                      ===============     ================       =============

See accompanying notes to unaudited consolidated financial statements

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS                     SIX MONTHS
                                                         ENDED DECEMBER 31,               ENDED DECEMBER 31,
                                                         2000           1999              2000           1999
                                                      -----------    ----------         ----------     ---------
INTEREST INCOME:
    LOANS RECEIVABLE                                  $    55,754        48,889            108,763        95,444
    MORTGAGE-BACKED SECURITIES                              7,375         6,864             14,635        12,926
    TAXABLE INVESTMENT SECURITIES                           2,926         2,707              5,731         5,636
    TAX-FREE INVESTMENT SECURITIES                          1,255         1,042              2,335         2,073
    INTEREST-EARNING DEPOSITS                                 189           247                301           494
                                                      -----------   -----------       ------------   -----------
            TOTAL INTEREST INCOME                          67,499        59,749            131,765       116,573

INTEREST EXPENSE:
    DEPOSITS                                               35,043        29,197             67,473        55,659
    BORROWED FUNDS                                          4,719         4,140              8,724         9,328
                                                      -----------   -----------       ------------   -----------
            TOTAL INTEREST EXPENSE                         39,762        33,337             76,197        64,987

            NET INTEREST INCOME                            27,737        26,412             55,568        51,586
PROVISION FOR LOAN LOSSES                                   1,135           811              2,430         1,435
                                                      -----------   -----------       ------------   -----------
            NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                              26,602        25,601             53,138        50,151

NONINTEREST INCOME:
    LOAN FEES AND SERVICE CHARGES                             450           322                708           680
    SERVICE CHARGES ON DEPOSIT ACCOUNTS                     2,030         1,314              4,013         2,542
    GAIN ON SALE OF MARKETABLE SECURITIES, NET                  0             0                  0            36
    GAIN (LOSS) ON SALE OF LOANS, NET                         252            (8)               309           (15)
    GAIN (LOSS) ON SALE OF REAL ESTATE OWNED, NET             (40)            3                (28)           28
    INSURANCE COMMISSION INCOME                               479           505              1,045         1,021
    OTHER OPERATING INCOME                                    289           263                611           465
                                                      -----------   -----------       ------------   -----------
            TOTAL NONINTEREST INCOME                        3,460         2,399              6,658         4,757

NONINTEREST EXPENSE:
    COMPENSATION AND EMPLOYEE BENEFITS                     10,615         9,379             21,347        18,903
    PREMISES AND OCCUPANCY COSTS                            2,512         2,143              4,943         4,258
    OFFICE OPERATIONS                                       1,553         1,594              2,757         2,773
    FEDERAL DEPOSIT INSURANCE PREMIUMS                        149           309                295           604
    DATA PROCESSING                                           734           659              1,384         1,333
    CHECK PROCESSING AND ATM EXPENSE                          934           922              1,781         1,725
    BANK SERVICE CHARGES                                      466           444                964           732
    ADVERTISING                                               439           607                819         1,105
    LEGAL, AUDIT AND PROFESSIONAL SERVICES                    236           205                453           497
    REAL ESTATE OWNED EXPENSE                                 121           123                234           314
    AMORTIZATION OF INTANGIBLES                             1,826         1,577              3,398         2,681
    OTHER EXPENSES                                            855           944              1,480         1,423
                                                      -----------   -----------       ------------   -----------
            TOTAL NONINTEREST EXPENSE                      20,440        18,906             39,855        36,348

            INCOME BEFORE INCOME TAXES                      9,622         9,094             19,941        18,560
            FEDERAL AND STATE INCOME TAXES                  3,179         2,976              6,708         6,449
                                                      -----------   -----------       ------------   -----------
                  NET INCOME                          $     6,443     $   6,118             13,233        12,111
                                                      ===========   ===========       ============   ===========


BASIC EARNINGS PER SHARE                              $      0.14     $    0.13          $    0.28      $   0.26
                                                      ===========   ===========       ============   ===========

DILUTED EARNINGS PER SHARE                            $      0.14     $    0.13          $    0.28      $   0.25
                                                      ===========   ===========       ============   ===========

See accompanying notes to unaudited consolidated financial statements

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                                                  Accum.
                                                                                                                   Other
                                                                                                                  Compre-
                                                                 Common Stock           Paid-in    Retained       hensive
                                                          ---------------------------
                                                             Shares          Amount     Capital    Earnings     Income (Loss)
                                                          ------------     ----------  ---------  -----------  ---------------
           Beginning balance at June 30, 1999               47,355,073     $    4,736     70,374      157,745            1,978
           Comprehensive income:
              Net income                                             -              -          -       12,111                -
              Change in unrealized gain on securities,
              net of tax and reclassification
              adjustment                                             -              -          -            -           (4,898)
                                                          ------------     ----------  ---------  -----------  ---------------
           Total comprehensive income                                -              -          -       12,111           (4,898)
           Exercise of stock options                             5,696              -         20            -                -
           ESOP shares released                                      -              -          -            -                -
           RRP shares released                                       -              -          -            -                -
           Dividends declared                                        -              -          -       (3,788)               -
                                                          ------------     ----------  ---------  -----------  ---------------
           Ending balance at December 31, 1999              47,360,769     $    4,736     70,394      166,068           (2,920)
                                                          ============     ==========  =========  ===========  ===============

                                                             Unearned        Unearned
                                                             Employee       Recognition
                                                               Stock            and            Total
                                                             Ownership       Retention     Shareholders'

                                                            Plan Shares     Plan Shares       Equity
                                                           -------------   -------------  ---------------
           Beginning balance at June 30, 1999                       (561)           (615)         233,657
           Comprehensive income:
              Net income                                               -               -           12,111
              Change in unrealized gain on securities,
              net of tax and reclassification
              adjustment                                               -               -           (4,898)
                                                           -------------   -------------  ---------------
           Total comprehensive income                                  -               -            7,213
           Exercise of stock options                                   -               -               20
           ESOP shares released                                        -               -                0
           RRP shares released                                         -             421              421
           Dividends declared                                          -               -           (3,788)
                                                           -------------   -------------  ---------------
           Ending balance at December 31, 1999                      (561)           (194)         237,523
                                                           =============   =============  ===============

                                                                                                                   Accum.
                                                                                                                    Other
                                                                                                                   Compre-
                                                                 Common Stock           Paid-in    Retained        hensive
                                                          ---------------------------
                                                             Shares          Amount     Capital    Earnings     Income (Loss)
                                                          ------------     ----------  ---------  -----------  ---------------
           Beginning balance at June 30, 2000               47,360,769     $    4,736     70,949      177,371           (5,104)
           Comprehensive income:
              Net income                                             -              -          -       13,233                -
              Change in unrealized loss on securities,
              net of tax and reclassification
              adjustment                                             -              -          -            -            5,452
                                                          ------------     ----------  ---------  -----------  ---------------
           Total comprehensive income                                -              -          -       13,233            5,452
           Exercise of stock options                            30,305              3        149            -                -
           ESOP shares released                                      -              -          -            -                -
           RRP shares released                                       -              -          -            -                -
           Dividends declared                                        -              -          -       (3,790)               -
                                                          ------------     ----------  ---------  -----------  ---------------
           Ending balance at December 31, 2000              47,391,074     $    4,739     71,098      186,814              348
                                                          ============     ==========  =========  ===========  ===============

                                                             Unearned        Unearned
                                                             Employee       Recognition
                                                               Stock            and            Total
                                                             Ownership       Retention     Shareholders'

                                                            Plan Shares     Plan Shares       Equity
                                                           -------------   -------------  ---------------
           Beginning balance at June 30, 2000                          -             (64)         247,888
           Comprehensive income:
              Net income                                               -               -           13,233
              Change in unrealized loss on securities,
              net of tax and reclassification
              adjustment                                               -               -            5,452
                                                           -------------   -------------  ---------------
           Total comprehensive income                                  -               -           18,685
           Exercise of stock options                                   -               -              152
           ESOP shares released                                        -               -                0
           RRP shares released                                         -               7                7
           Dividends declared                                          -               -           (3,790)
                                                           -------------   -------------  ---------------
           Ending balance at December 31, 2000                         -             (57)         262,942
                                                           =============   =============  ===============


  See accompanying notes to unaudited consolidated financial statements

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                            (DOLLARS IN THOUSANDS)


                                                                   Three Months       Three Months      Six Months    Six Months
                                                                       Ended              Ended           Ended          Ended
                                                                     12/31/00           12/31/99         12/31/00      12/31/99
                                                                 ---------------     -------------     -----------   ------------
OPERATING ACTIVITIES:
  Net Income                                                     $       6,443             6,118           13,233         12,111
  Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for loan losses                                       1,135               811            2,430          1,435
         Net loss (gain) on sale of assets                                (212)                5             (281)           (49)
         Proceeds from sale of marketable securities, trading                -                 -                -          8,822
         Amortization of goodwill and other intangible assets            1,826             1,577            3,398          2,681
         Net depreciation, amortization and accretion                    1,254               926            2,651          2,064
         Decrease (increase) in other assets                            (3,929)            1,725           (4,397)         1,653
         Increase (decrease) in other liabilities                         (393)           (5,573)            (251)        (3,179)
         Net accretion of discount on marketable securities               (422)             (121)            (786)          (232)
         Noncash compensation expense related to
              stock benefit plans                                            -               316                -            694
                                                                 -------------       -----------       ----------      ---------
              Net cash provided by operating activities                  5,702             5,784           15,997         26,000

INVESTING ACTIVITIES:
         Purchase of marketable securities held-to-maturity            (18,875)                -          (40,263)        (8,475)
         Purchase of marketable securities available-for-sale          (23,649)           (1,000)         (25,241)      (106,718)
         Proceeds from maturities and principal reductions
             of marketable securities held-to-maturity                   6,500             7,320            7,263         18,474
         Proceeds from maturities and principal reductions
             of marketable securities available-for-sale                 4,495             6,888           15,942         12,940
         Proceeds from sales of marketable securities,
             available-for-sale                                              -                 -                -         15,059
         Loan originations                                            (170,225)         (154,807)        (346,301)      (343,154)
         Proceeds from loan maturities and principal reductions         98,978           101,891          187,489        215,103
         Proceeds from loan sales                                       12,946                 -           17,372              -
         Purchase of Federal Home Loan Bank Stock                            -                 -                -         (3,112)
         Proceeds from sale of real estate owned                           278               893              936          1,905
         Net (purchase) sale of real estate owned for investment           157               (70)              (9)           (70)
         Purchase of premises and equipment                             (2,133)           (1,698)          (3,708)        (4,832)
         Acquisitions, net of cash received                             63,777                 -           63,777        203,319
                                                                 -------------       -----------       ----------      ---------
              Net cash provided (used) by investing activities   $     (27,751)          (40,583)        (122,743)           439

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (DOLLARS IN THOUSANDS)

                                                                      Three Months     Three Months    Six Months     Six Months
                                                                          Ended           Ended         Ended           Ended
                                                                        12/31/00        12/31/99       12/31/00       12/31/99
                                                                   ---------------     ------------  ------------   ------------
FINANCING ACTIVITIES:
         Increase (decrease) in deposits, net                      $        42,139        (39,812)        40,693          8,513
         Proceeds from long-term borrowings                                  2,872          7,351         11,962         16,929
         Repayments of long-term borrowings                                (16,824)        (1,931)       (24,541)        (7,552)
         Net increase (decrease) in short-term borrowings                   13,294         48,806         86,894        (16,361)
         Increase (decrease) in advances by borrowers for
              taxes and insurance                                            7,500          7,124         (3,819)        (2,703)
         Cash dividends paid                                                (1,895)        (1,893)        (3,790)        (3,788)
         Proceeds from stock options exercised                                  80              9            152             20
                                                                   ---------------   ------------    -----------    -----------
              Net cash provided (used) by financing activities              47,166         19,654        107,551         (4,942)

Net increase (decrease) in cash and cash equivalents               $        25,117        (15,145)           805         21,497
                                                                   ===============   ============    ===========    ===========

Cash and cash equivalents at beginning of period                   $        66,454        120,895         90,766         84,253
Net increase (decrease) in cash and cash equivalents                        25,117        (15,145)           805         21,497
                                                                   ---------------   ------------    -----------    -----------
Cash and cash equivalents at end of period                         $        91,571        105,750         91,571        105,750
                                                                   ===============   ============    ===========    ===========


Cash paid during the period for:
       Interest on deposits and borrowings (including interest
         credited to deposit accounts of $27,008, $23,463,
         $51,375 and $44,018, respectively)                        $        39,342         35,474         76,131         65,921
                                                                   ===============   ============    ===========    ===========
       Income taxes                                                $         7,470          7,881          9,093          8,415
                                                                   ===============   ============    ===========    ===========


Business acquisitions:
       Fair value of assets acquired                               $        74,774              -         74,774         68,643
       Cash received                                                        63,777              -         63,777        203,319
                                                                   ---------------   ------------    -----------    -----------
         Liabilities assumed                                       $       138,551              -        138,551        271,962
                                                                   ===============   ============    ===========    ===========


Non-cash activities:
       Loans transferred to real estate owned                      $           831            462          1,371            881
                                                                   ===============   ============    ===========    ===========
       Sale of real estate owned financed by the Company           $            53            117            175            261
                                                                   ===============   ============    ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

                          NOTES TO FINANCIAL STATEMENTS


(1)       Basis of Presentation
          ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include information for footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in Northwest Bancorp, Inc.'s Annual Report and Form 10-K for the fiscal year ended June 30, 2000. Certain items previously reported have been reclassified to conform with the current period's reporting format. The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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


(3)       Accounting Developments
          -----------------------

In June 1998, the Financial Accounting Standards Board ("FASB") released SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This effective date was changed, however, in June 1999, when the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133 - an Amendment of FASB Statement 133", which delayed the adoption of FASB Statement 133 until the first quarter of the Company's fiscal year 2001. Adoption of this statement had no effect on the Company's financial position or results of operations as the Company did not use derivative instruments in the current fiscal period.

In September 2000, the FASB released SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This Statement provides accounting and reporting standards based upon a financial-components approach that focuses on control of the underlying asset or liability after the transfer. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The Company does not expect this Statement to have a material effect on its statement of condition or results of operations.

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

Discussion of Financial Condition Changes from June 30, 2000 to December 31,
---------------------------------------------------------------------------
2000
----

Assets
------

At December 31, 2000 the Company had total assets of $3.672 billion, an increase of approximately $264.5 million, or 7.8%, from $3.407 billion at June 30, 2000. This increase was funded primarily by a $178.6 million increase in deposits, a $74.4 million increase in borrowed funds and net income of $13.2 million.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $768.8 million at December 31, 2000, an increase of $52.3 million, or 7.3%, from $716.5 million at June

30, 2000. This increase resulted from the Company utilizing a portion of the deposits received from office acquisitions to purchase additional marketable securities. Net loans receivable increased by $194.5 million, or 7.6%, to $2.739 billion at December 31, 2000 from $2.545 billion at June 30, 2000. This increase in loans resulted primarily from strong loan growth across the Company's market area as well as the purchase of $57.2 million of loans as part of the November 2000 acquisition of nine retail offices in north-central Pennsylvania.

Liabilities
-----------

Deposits increased by $178.6 million, or 6.2%, to $3.065 billion at December 31, 2000 from $2.887 billion at June 30, 2000. This increase resulted primarily from the purchase of nine retail offices with deposits of $137.9 million in addition to normal internal deposit growth. Borrowed funds increased by $74.4 million, or 31.0%, to $314.3 million at December 31, 2000 from $239.9 million at June 30, 2000 as the Company utilized its borrowing relationship with the FHLB of Pittsburgh to partially fund new loans.

Capital Resources and Liquidity
-------------------------------

Total capital at December 31, 2000 was $262.9 million, an increase of $15.0 million, or 6.1%, from $247.9 million at June 30, 2000. This increase was primarily attributable to net income for the six month period of $13.2 million which was partially offset by the declaration of common stock dividends of $3.8 million. Also affecting capital was a $5.5 million improvement in the net market value of securities available-for-sale as the market value of fixed-rate securities increased as a result of recent declines in short-term interest rates.

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

As of December 31, 2000, all regulatory capital requirements were exceeded. The actual, required, and well capitalized levels as of December 31, 2000 and June 30, 2000 are as follows:
(dollars in thousands)

                                                 December 31, 2000

                                                                           Minimum Capital             Well Capitalized
                                                      Actual                Requirements                 Requirements
------------------------------------------------------------------------------------------------------------------------------------
                                               Amount        Ratio       Amount        Ratio        Amount        Ratio
------------------------------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
------------------------------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                         $216,963       10.76%      $161,242        8.00%      $201,553       10.00%
------------------------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $203,635       10.43%      $156,170        8.00%      $195,212       10.00%
------------------------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $  8,161       13.46%      $  4,850        8.00%      $  6,063       10.00%
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to risk weighted assets):
------------------------------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                         $196,288        9.74%      $ 80,621        4.00%      $120,932        6.00%
------------------------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $183,592        9.40%      $ 78,085        4.00%      $117,127        6.00%
------------------------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $  7,593       12.52%      $  2,425        4.00%      $  3,638        6.00%
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital (leverage) (to average assets):
------------------------------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                         $196,288        5.56%      $105,824        3.00%*     $176,373        5.00%
------------------------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $183,592        5.37%      $102,515        3.00%*     $170,858        5.00%
------------------------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $  7,593        7.17%      $  3,175        3.00%*     $  5,292        5.00%
------------------------------------------------------------------------------------------------------------------------------------

                                                   June 30, 2000

                                                                          Minimum Capital        Well Capitalized
                                                       Actual              Requirements            Requirements
-----------------------------------------------------------------------------------------------------------------------------
                                                Amount        Ratio       Amount        Ratio        Amount        Ratio
-----------------------------------------------------------------------------------------------------------------------------
 Total Capital (to risk weighted assets):
-----------------------------------------------------------------------------------------------------------------------------
 Northwest Bancorp, Inc.                        $217,398       11.73%     $148,279        8.00%      $185,349       10.00%
-----------------------------------------------------------------------------------------------------------------------------
 Northwest Savings Bank                         $204,018       11.33%     $144,043        8.00%      $180,054       10.00%
-----------------------------------------------------------------------------------------------------------------------------
 Jamestown Savings Bank                         $  7,845       14.21%     $  4,416        8.00%      $  5,520       10.00%
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
 Tier 1 Capital (to risk weighted assets):
-----------------------------------------------------------------------------------------------------------------------------
 Northwest Bancorp, Inc.                        $198,417       10.71%     $ 74,139        4.00%      $111,209        6.00%
-----------------------------------------------------------------------------------------------------------------------------
 Northwest Savings Bank                         $185,509       10.30%     $ 72,022        4.00%      $108,032        6.00%
-----------------------------------------------------------------------------------------------------------------------------
 Jamestown Savings Bank                         $  7,367       13.35%     $  2,208        4.00%      $  3,312        6.00%
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
 Tier 1 Capital (leverage) (to average assets):
-----------------------------------------------------------------------------------------------------------------------------
 Northwest Bancorp, Inc.                        $198,417        5.93%     $100,455       3.00%*      $167,425        5.00%
-----------------------------------------------------------------------------------------------------------------------------
 Northwest Savings Bank                         $185,509        5.71%     $ 97,403       3.00%*      $162,338        5.00%
-----------------------------------------------------------------------------------------------------------------------------
 Jamestown Savings Bank                         $  7,367        7.57%     $  2,920       3.00%*      $  4,867        5.00%
-----------------------------------------------------------------------------------------------------------------------------

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of December 31, 2000, the Company had not been advised of any additional requirements in this regard.

The Company is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the Department of Banking of the Commonwealth of Pennsylvania during their regular examinations. The Company's internal liquidity requirement is based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Company has always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at December 31, 2000 was 21.5%. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

Nonperforming Assets
--------------------

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual when they are more than 90 days contractually delinquent and may also be placed on nonaccrual status even if not 90 days or more delinquent but other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell or the principal balance of the related loan. Nonperforming assets increased by $2.2 million, or 17.7%, to $14.6 million at December 31, 2000 from $12.4 million at June 30, 2000. Management believes that these low levels of nonperforming assets of .40% and .36%, respectively, are attributable to stringent credit policies, sustained collection procedures and generally strong economic conditions.

                                                                                   (Dollars in Thousands)

----------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:                            December 31, 2000               June 30, 2000
----------------------------------------------------------------------------------------------------------------------
One-to-four family residential loans                                             $ 6,721                     $ 5,753
----------------------------------------------------------------------------------------------------------------------
Multifamily and commercial real estate loans                                       1,729                       1,923
----------------------------------------------------------------------------------------------------------------------
Consumer loans                                                                     3,373                       2,459
----------------------------------------------------------------------------------------------------------------------
Commercial business loans                                                            191                         125
----------------------------------------------------------------------------------------------------------------------
      Total                                                                      $12,014                     $10,260
----------------------------------------------------------------------------------------------------------------------
Total nonperforming loans as a percentage
of net loans receivable                                                              .44%                        .40%
----------------------------------------------------------------------------------------------------------------------
Total real estate acquired through
foreclosure and other real estate owned                                          $ 2,551                     $ 2,144
----------------------------------------------------------------------------------------------------------------------
      Total nonperforming assets                                                 $14,565                     $12,404
----------------------------------------------------------------------------------------------------------------------
Total nonperforming assets as a percentage
of total assets                                                                      .40%                        .36%
----------------------------------------------------------------------------------------------------------------------

Comparison of Operating Results for the Three Months and Six Months Ended
-------------------------------------------------------------------------
December 31, 2000 and 1999
--------------------------

General
-------

Net income for the three months ended December 31, 2000 was $6.4 million, or $.14 per diluted share, an increase of $325,000, or 5.3%, from $6.1 million, or $.13 per diluted share, for the same quarter last year. This increase in net income resulted primarily from a $1.3 million increase in net interest income and a $1.1 million increase in noninterest income partially offset by a $1.5 million increase in noninterest expense.

For the six months ended December 31, 2000 net income was $13.2 million, or $.28 per diluted share, an increase of $1.1 million, or 9.1%, from $12.1 million, or $.25 per diluted share, for the same period last year. This increase in net income resulted primarily from a $4.0 million increase in net interest income and a $1.9 million increase in noninterest income partially offset by increases in noninterest expense and the provision for loan losses of $3.6 million and $1.0 million, respectively.

Net Interest Income
-------------------

For the three months ended December 31, 2000 total interest income increased by $7.8 million, or 12.9%, on a taxable equivalent basis, to $68.1 million compared to $60.3 million for the three months ended December 31, 1999. This increase resulted primarily from a $279.3 million, or 9.0%, increase in average interest earning assets to $3.375 billion for the three months ended December 31, 2000 from $3.096 billion for the three months ended December 31, 1999. Also contributing to this increase in total interest income was an increase in the yield on average interest earning assets to 8.08% for the three months ended December 31, 2000 from 7.79% for the same period last year. The substantial growth in average interest earning assets was primarily due to the strong internal growth of the Company's existing franchise as well as the investment of funds received from the acquisition of retail offices during the current fiscal quarter with total average deposits of approximately $92.0 million. The increase in the overall yield on interest earning assets from quarter to quarter resulted primarily from the aforementioned growth occurring during a period of increased market interest rates as well as the repricing of variable rate assets at these higher rates.

Interest income on loans receivable increased by $6.9 million, or 14.1%, to $55.8 million for the quarter ended December 31, 2000 compared to $48.9 million during the same quarter last year. This increase resulted primarily from a $265.6 million, or 11.0%, increase in average loans outstanding to $2.684 billion for the quarter ended December 31, 2000 from $2.419 billion for the same quarter last year. Average loans outstanding increased because of strong loan demand throughout the Company's market area as well as the acquisition of retail offices on November 3, 2000 which contributed approximately $38 million to the average loan increase for the quarter.

Also contributing to the increase in interest income on loans was an increase in the yield on average loans to 8.31% for the quarter ended December 31, 2000 from 8.09% for the comparable period last year. This increase in average yield resulted primarily from the growth in the Company's loan portfolio over the past year at interest rate levels higher than the existing average portfolio rate.

Interest income on mortgage-backed securities increased by $511,000, or 7.4%, to $7.4 million for the three months ended December 31, 2000 from $6.9 million for the same period last year. This increase resulted primarily from an increase in the average yield to 6.88% for the three months ended December 31, 2000 from 6.49% for the three months ended December 31, 1999 combined with an increase in the average balance of mortgage-backed securities of $6.3 million, or 1.5%, to $429.0 million for the current quarter ended December 31, 2000 from $422.7 million for the same quarter last year. The average yield on mortgage-backed securities, 82% of which are variable rate, increased in response to an increase in market interest rates for short-term securities. The average balance increased primarily as a result of investing the funds received from the aforementioned acquisition of retail offices.

Interest income on investment securities increased by $516,000, or 13.1%, on a taxable equivalent basis, to $4.4 million for the three months ended December 31, 2000 from $3.9 million for the three months ended December 31, 1999. This increase resulted primarily from an increase in the average taxable equivalent yield to 7.81% for the quarter ended December 31, 2000 from 7.09% for the same quarter last year. In addition, interest income on investment securities increased due to an increase in the average balance by $5.9 million, or 2.7%, to $227.3 million for the three months ended December 31, 2000 from $221.4 million for the three months ended December 31, 1999. These increases resulted from the investment of the proceeds received from the aforementioned acquisition of retail offices and from maturing bonds into higher yielding securities during an increasing rate environment.

Interest income on interest-earning deposits decreased by $58,000, or 23.5%, to $189,000 for the three months ended December 31, 2000 from $247,000 for the three months ended December 31, 1999. This decrease resulted primarily from a decrease in the average yield to 5.55% for the three months ended December 31, 2000 from 7.86% for the three months ended December 31, 1999 partially offset by an increase in the average balance of interest-earning deposits by $1.0 million, or 7.9%, to $13.6 million for the current fiscal quarter from $12.6 million for the same quarter last year. The significant volatility in the average yield is largely influenced by the timing as to when the Company begins to earn interest on its daily deposits and the float experienced on checks issued.

Interest expense increased by $6.5 million, or 19.5%, to $39.8 million for the three months ended December 31, 2000 from $33.3 million for the three months ended December 31, 1999. This increase resulted primarily from an increase in the average cost of interest-bearing liabilities to 5.11% for the quarter ended December 31, 2000 from 4.57% for the quarter ended December 31, 1999. In addition, the average balance of interest-bearing liabilities increased by $192.7 million, or 6.6%, to $3.113 billion for the quarter ended December 31, 2000 from $2.920 billion for the comparable period last year. The increase in average interest-bearing liabilities resulted from an increase of $205.9 million, or 7.9%, in the average balance of deposits, attributed primarily to the acquisition and opening of new offices along with internal growth of existing offices. Partially offsetting this increase in deposits was a decrease of $13.2 million, or 4.2%, in average borrowed funds to $302.0 million for the quarter ended December 31, 2000 from $315.2 million for the quarter ended December 31, 1999. This decrease resulted from the Company utilizing a portion of its deposit growth to repay borrowed funds. The overall increase in the average cost of funds resulted from significant increases in short-term interest rates during the last twelve months, as directed by the Federal Reserve Board, which directly effected the rates the Company pays on interest sensitive liabilities such as certificates of deposit and overnight borrowings.

Net interest income increased by $1.5 million, or 5.6%, on a taxable equivalent basis, to $28.4 million for the three months ended December 31, 2000 compared to $26.9 million for the three months ended December 31, 1999. As previously summarized, this increase in net interest income was attributable to the significant increase in net interest earning assets as the Company's interest rate spread decreased in response to higher short-term interest rates and an inverted yield curve.

For the six months ended December 31, 2000 total interest income increased by $15.4 million, or 13.1%, on a taxable equivalent basis, to $133.0 million compared to $117.6 million for the six months ended December 31, 1999. This increase resulted primarily from a $255.9 million, or 8.4%, increase in average interest earning assets to $3.318 billion for the six months ended December 31, 2000 from $3.062 billion for the six months ended December 31, 1999. In addition, the yield on average interest earning assets increased to 8.02% for the six months ended December 31, 2000 from 7.68% for the same period last year. The increase in average interest earning assets was primarily due to the investment of funds received from the acquisition of retail offices over the last twelve months with total average deposits of approximately $160.0 million combined with continued strong internal growth. The yield on average interest earning assets increased as a result of the aforementioned growth occurring during a period of increased market interest rates as well as the repricing of variable rate assets at these higher rates.

Interest income on loans receivable increased by $13.4 million, or 14.0%, to $108.8 million for the six months ended December 31, 2000 from $95.4 million for the six months ended December 31, 1999. This increase resulted primarily from a $247.1 million, or 10.3%, increase in average loans outstanding to $2.635 billion for the six months ended December 31, 2000 from $2.388 billion for the same period last year. Also contributing to the increase in interest income on loans was an increase in the average yield on loans to 8.26% for the six months ended December 31, 2000 from 7.99% for the six months ended December 31, 1999. Interest income on mortgage-backed securities increased by $1.7 million, or 13.2%, to $14.6 million for the six months ended December 31, 2000 from $12.9 million for the six months ended December 31, 1999. This increase resulted primarily from an increase in the average yield to 6.84% from 6.27% combined with an increase in the average balance of mortgage-backed securities by $15.1 million, or 3.7%, to $427.7 million for the six months ended December 31, 2000 from $412.6 million for the six months ended December 31, 1999. Interest income on investment securities increased by $410,000, or 5.1%, on a taxable equivalent basis, to $8.5 million for the six months ended December 31, 2000 from $8.1 million for the six months ended December 31, 1999. This increase resulted from an increase in the average yield to 7.70% from 7.18% which was partially offset by a decrease in the average balance of investment securities by $4.6 million, or 2.0%, to $220.5 million for the six months ended December 31, 2000 from $225.1 million for the six months ended December 31, 1999. Over the past twelve months approximately $40.0 million of fixed rate bonds have matured, these proceeds were used to purchase variable rate mortgage-backed securities and higher yielding fixed rate bonds. Interest income on interest-earning deposits decreased by $193,000, or 39.1%, to $301,000 for the six months ended December 31, 2000 from $494,000 for the six months ended December 31, 1999. This decrease resulted primarily from a decrease in the average yield to 4.49% from 6.20% combined with a decrease in the average balance by $2.5 million, or 15.7%, to $13.4 million for the six months ended December 31, 2000 from $15.9 million for the six months ended December 31, 1999. These changes in average balances and average yields on interest earning assets were primarily caused by the same factors as discussed in the aforementioned analysis for the three months ended December 31, 2000 and 1999.

For the six months ended December 31, 2000 interest expense increased by $11.2 million, or 17.2%, to $76.2 million compared to $65.0 million for the six months ended December 31, 1999. This increase resulted primarily from an increase in the average cost of funds to 4.98% for the six months ended December 31, 2000 from 4.49% for the six months ended December 31, 1999. In addition, the average balance of interest-bearing liabilities increased by $165.1 million, or 5.7%, to $3.058 billion for the six months ended December 31, 2000 from $2.893 billion for the six months ended December 31, 1999. The increase in average interest-bearing liabilities resulted from a $228.0 million, or 8.9%, increase in the average balance of deposits attributed primarily to the aforementioned office acquisitions as well as strong internal deposit growth. Partially offsetting this increase in deposits was a decrease in average borrowed funds by $62.8 million, or 18.6%, to $275.3 million for the six months ended December 31, 2000 from $338.1 million for the six months ended December 31, 1999. This decrease resulted from the Company using a portion of its deposit growth to repay overnight borrowings from the FHLB. The increase in the average cost of funds during the current six month period compared to the prior year resulted primarily from the repricing of certificates of deposit and overnight borrowings at higher interest rates due to the general increase in short-term interest rates over the past twelve months.

For the six months ended December 31, 2000 net interest income increased by $4.1 million, or 7.8%, on a taxable equivalent basis, to $56.8 million from $52.7 million for the six months ended December 31, 1999. As detailed above, and in the following rate/volume analysis on page 21, the increase in net interest earning assets was able to offset the decline in the Company's interest rate spread accounting for the overall increase in net interest income.

Provision for Loan Losses
-------------------------

The provision for loan losses increased by $324,000, or 40.0%, to $1.1 million for the quarter ended December 31, 2000 from $811,000 for the quarter ended December 31,1999. For the six months ended December 31, 2000 the provision for loan losses increased by $1.0 million, or 71.4%, to $2.4 million from $1.4 million for the same period last year. Provisions for losses on the loan portfolio are charged to earnings in an amount sufficient, in management's judgement, to cover probable losses based upon the risk in the Company's loan portfolio, current economic conditions and historical trends. Management believes that credit quality remains strong as nonperforming loans at December 31, 2000 were only $12.0 million which is less than one-half of one percent of total loans outstanding. In addition, the Company's loan portfolio at December 31, 2000, consisting of 69% one-to-four family mortgages, 20% consumer loans, 8% commercial real estate loans and 3% commercial business loans, remains heavily collateralized by real estate.

Noninterest Income
------------------

Noninterest income increased by $1.1 million, or 45.8%, to $3.5 million for the three months ended December 31, 2000 from $2.4 million for the three months ended December 31, 1999. Of this increase, approximately $629,000 was attributable to increases in fee income relating to the Company's growth in loans and deposits as well as an increase in overdraft charges. In addition, debit card transaction income and surcharges for foreign ATM use contributed an increase of approximately $215,000 and the investment management and trust lines of business added additional income of approximately $50,000. Also contributing to the increase over the prior year, was the sale of loans in the amount of $10.5 million at a profit of approximately $250,000. These loans, which were originated through correspondent brokers, were sold in anticipation of a decrease in market interest rates which would cause these loans to prepay. The Company does not anticipate this activity to become part of its future core business strategy.

For the six months ended December 31, 2000 noninterest income increased by $1.9 million, or 39.6%, to $6.7 million compared to $4.8 million for the six months ended December 31, 1999. This increase was attributable primarily to the Company's growth as loan and deposit fee income increased by approximately $1.1 million, debit card and foreign ATM fee income increased by approximately $375,000 and fee income from the new investment management and trust lines of business increased by approximately $125,000 over the prior year. In addition, as mentioned above, the Company sold loans in the current year for a net gain of approximately $250,000.

Noninterest Expense
-------------------

Noninterest expense increased by $1.5 million, or 7.9%, to $20.4 million for the three months ended December 31, 2000 from $18.9 million for the three months ended December 31, 1999. This increase resulted primarily from a $1.2 million, or 12.8%, increase in compensation expense to $10.6 million for the quarter ended December 31, 2000 from $9.4 million for the same period last year. This increase in compensation expense was anticipated as a result of the growth of the Company's network of community banking and consumer finance offices, along with the expansion of its investment management, trust and brokerage lines of business. Occupancy costs also increased by $369,000, or 17.2%, as a result of the aforementioned increases in the Company's network of offices. In addition, the expense for the amortization of intangibles increased by $249,000, or 15.8%, to $1.8 million for the current quarter compared to $1.6 million the prior year. This was a result of the additional intangible recorded for the acquisition of nine retail offices in November of 2000. Partially offsetting these increases in expenses was a decrease in the FDIC insurance premium of $160,000, or 51.8%, to $149,000 for the current quarter as a result of the last of a series of scheduled decreases in the FDIC insurance rate. The premium was reduced on January 1, 2000 to $.21 from $.58 for every $1,000 in deposits.

For the six months ended December 31, 2000 noninterest expense increased by $3.6 million, or 9.9%, to $39.9 million compared to $36.3 million for the same period last year. This increase also related primarily to the aforementioned growth of the Company's network of offices and new lines of business.

Income Taxes
------------

The provision for income taxes for the three months ended December 31, 2000 increased by $203,000, or 6.8%, to $3.2 million compared to $3.0 million for the same period last year. This increase was primarily due to an increase in net income before tax of $528,000, or 5.8%, to $9.6 million for the quarter ended December 31, 2000 from $9.1 million for the quarter ended December 31, 1999.

For the six months ended December 31, 2000 the provision for income taxes increased by $259,000, or 4.0%, to $6.7 million compared to $6.4 million for the same period last year. This increase resulted primarily from a $1.3 million, or 7.0%, increase in income before tax which was partially offset by a lower effective tax rate due to an increase in tax exempt assets.

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

                                                                       Three Months Ended December 31,

                                                             2000                                        1999
---------------------------------------------------------------------------------------------------------------------------------
                                             AVERAGE.      INTEREST       AVG           AVERAGE        INTEREST        AVG.
                                             BALANCE                     YIELD/         BALANCE                       YIELD
                                                                          COST                                        /COST
---------------------------------------------------------------------------------------------------------------------------------
ASSETS:
-------
Interest earning assets:
  Loans receivable (a) (b)                    $2,684,217       $55,754       8.31%        $2,418,664      $48,889         8.09%
  Mortgage-backed securities (c)              $  429,005       $ 7,375       6.88%        $  422,734      $ 6,864         6.49%
  Investment securities (c) (d) (e)           $  227,289       $ 4,440       7.81%        $  221,388      $ 3,924         7.09%
  FHLB stock                                  $   21,269       $   388       7.30%        $   20,778      $   362         6.97%
  Other interest earning deposits             $   13,621       $   189       5.55%        $   12,565      $   247         7.86%
                                              ----------       -------       ----         ----------      -------         ----
Total interest earning assets                 $3,375,401       $68,146       8.08%        $3,096,129      $60,286         7.79%
Noninterest earning assets (f)                $  159,263                                  $  188,822
                                              ----------                                  ----------
TOTAL ASSETS                                  $3,534,664                                  $3,284,951
                                              ==========                                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest bearing liabilities:
  Savings accounts                            $  413,358       $ 3,298       3.19%        $  417,207      $ 3,421         3.28%
  Now accounts                                $  345,128       $ 1,168       1.35%        $  335,740      $ 1,101         1.31%
  Money market demand accounts                $  183,207       $ 1,740       3.80%        $  192,188      $ 1,862         3.88%
  Certificate accounts                        $1,869,122       $28,837       6.17%        $1,659,754      $22,813         5.50%
  Borrowed funds (g)                          $  301,952       $ 4,719       6.25%        $  315,184      $ 4,140         5.25%
                                              ----------       -------       ----         ----------      -------         ----
Total interest bearing liabilities            $3,112,767       $39,762       5.11%        $2,920,073      $33,337         4.57%
Noninterest bearing liabilities               $  164,619                                  $  128,914
                                              ----------                                  ----------
Total liabilities                             $3,277,386                                  $3,048,987
Shareholders' equity                          $  257,278                                  $  235,964
                                              ----------                                  ----------
TOTAL LIABILITIES AND  EQUITY                 $3,534,664                                  $3,284,951
                                              ==========                                  ==========

Net interest income/Interest rate spread                       $28,384       2.97%                        $26,949         3.22%
Net interest earning assets/Net interest
 margin                                       $  262,634                     3.36%        $  176,056                      3.48%
Ratio of interest earning assets to
 interest bearing liabilities                     1.08 X                                      1.06 X

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

                 Three months ended December 31, 2000 and 1999

----------------------------------------------------------------------------------------------------------------
                                                                                   Rate/               Net
                                              Rate             Volume              Volume              Change
----------------------------------------------------------------------------------------------------------------
  Interest earning assets:
    Loans receivable                             $1,349            $5,368                 $148            $6,865
    Mortgage-backed securities                     $403              $102                   $6              $511
    Investment securities                          $401              $104                  $11              $516
    FHLB stock                                      $17                $9                   $0               $26
    Other interest earning deposits                ($73)              $21                  ($6)             ($58)
                                                 ------            ------                 ----            ------
  Total interest earning assets                  $2,097            $5,604                 $159            $7,860

  Interest bearing liabilities:
    Savings accounts                               ($92)             ($32)                  $1             ($123)
    Now accounts                                    $35               $31                   $1               $67
    Money market demand accounts                   ($37)             ($87)                  $2             ($122)
    Certificate accounts                         $2,794            $2,878                 $352            $6,024
    Borrowed funds                                 $786             ($174)                ($33)             $579
                                                 ------            ------                -----            ------
  Total interest bearing liabilities             $3,486            $2,616                 $323            $6,425

Net change in net interest income               ($1,389)           $2,988                ($164)           $1,435
                                               ========            ======                =====            ======

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

                                                                         Six Months Ended December 31,

                                                                2000                                       1999
----------------------------------------------------------------------------------------------------------------------------------
                                               AVERAGE.       INTEREST       AVG            AVERAGE      INTEREST         AVG.
                                               BALANCE                      YIELD/          BALANCE                       YIELD
                                                                             COST                                         /COST
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
-------
Interest earning assets:
  Loans receivable (a) (b)                    $2,634,813      $108,763       8.26%        $2,387,760     $ 95,444         7.99%
  Mortgage-backed securities (c)              $  427,684      $ 14,635       6.84%        $  412,598     $ 12,926         6.27%
  Investment securities (c) (d) (e)           $  220,487      $  8,494       7.70%        $  225,143     $  8,084         7.18%
  FHLB stock                                  $   21,269      $    775       7.29%        $   20,291     $    693         6.83%
  Other interest earning deposits             $   13,422      $    301       4.49%        $   15,935     $    494         6.20%
                                              ----------      --------       -----        ----------     --------         -----
Total interest earning assets                 $3,317,675      $132,968       8.02%        $3,061,727     $117,641         7.68%
Noninterest earning assets (f)                $  152,200                                  $  185,944
                                              ----------                                  ----------
TOTAL ASSETS                                  $3,469,875                                  $3,247,671
                                              ==========                                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest bearing liabilities:
  Savings accounts                            $  419,735      $  6,716       3.20%        $  416,648     $  6,832         3.28%
  Now accounts                                $  341,473      $  2,224       1.30%        $  340,709     $  2,437         1.43%
  Money market demand accounts                $  182,563      $  3,370       3.69%        $  184,323     $  3,415         3.71%
  Certificate accounts                        $1,839,396      $ 55,163       6.00%        $1,613,494     $ 42,975         5.33%
  Borrowed funds (g)                          $  275,267      $  8,724       6.34%        $  338,115     $  9,328         5.52%
                                              ----------      --------       -----        ----------     --------         -----
Total interest bearing liabilities            $3,058,434      $ 76,197       4.98%        $2,893,289     $ 64,987         4.49%
Noninterest bearing liabilities               $  157,735                                  $  118,909
                                              ----------                                  ----------
Total liabilities                             $3,216,169                                  $3,012,198
Shareholders' equity                          $  253,706                                  $  235,473
                                              ----------                                  ----------
TOTAL LIABILITIES AND  EQUITY                 $3,469,875                                  $3,247,671
                                              ==========                                  ==========

Net interest income/Interest rate spread                      $ 56,771       3.03%                       $ 52,654         3.19%
Net interest earning assets/Net interest
 margin                                       $  259,241                     3.42%        $  168,438                      3.44%
Ratio of interest earning assets to
 interest bearing liabilities                       1.08 X                                      1.06 X
----------------------------------------------------------------------------------------------------------------------------------

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

                  Six months ended December 31, 2000 and 1999


--------------------------------------------------------------------------------
                                                                Rate/     Net
                                         Rate        Volume    Volume    Change
--------------------------------------------------------------------------------
Interest earning assets:
  Loans receivable                      $ 3,121   $   9,875    $   323  $13,319

  Mortgage-backed securities            $ 1,193   $     473    $    43  $ 1,709

  Investment securities                 $   589       ($167)      ($12) $   410

  FHLB stock                            $    47   $      33    $     2  $    82

  Other interest earning deposits         ($137)       ($78)   $    22    ($193)
                                       --------   ---------    -------  -------
Total interest earning assets           $ 4,813   $  10,136    $   378  $15,327

Interest bearing liabilities:

  Savings accounts                        ($165)  $      51        ($2)   ($116)

  Now accounts                            ($218)  $       5    $     0    ($213)

  Money market demand accounts             ($12)       ($33)   $     0     ($45)

  Certificate accounts                  $ 5,413   $   6,017    $   758  $12,188

  Borrowed funds                        $ 1,388     ($1,734)     ($258)   ($604)
                                       --------   ---------    -------  -------
Total interest bearing liabilities      $ 6,406   $   4,306    $   498  $11,210

Net change in net interest income      ($1,593)   $   5,830      ($120) $ 4,117
                                       ========   =========    =======  =======
--------------------------------------------------------------------------------

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

Net interest margin simulation. Given a parallel shift of 2% in interest rates, the estimated net interest margin may not change by more than 20% within a one-year period.

Market value of equity simulation. The market value of the Company's equity is the present value of the Company's assets and liabilities. Given a parallel shift of 2% in interest rates, the market value of equity may not decrease by more than 50% of total shareholders' equity.

The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at December 31, 2000 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the December 31, 2000 levels.

                                                                              Increase                Decrease
                                                                       --------------------      -----------------
Parallel shift in interest rates over the next 12 months                   1.0%       2.0%         1.0%      2.0%
                                                                       ---------    -------      ------     ------
Projected percentage increase/(decrease) in net income                    (1.3%)     (2.3%)        0.1%     (2.6%)
Projected increase/(decrease) in return on average equity                 (0.1%)     (0.3%)        0.0%     (0.3%)
Projected increase/(decrease) in earnings per share                       ($.01)     ($.01)      $  .00     ($.02)
Projected percentage increase/(decrease) in market value of equity       (16.0%)    (35.2%)       14.3%     21.2%

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

(a)     The Company held its Annual Meeting of Shareholders on December 20, 2000

(b)      The name of each director elected at the Annual Meeting is as follows:

                  John M. Bauer
                  Richard L. Carr
                  John O. Hanna

         The name of each director whose term of office continued after the Annual Meeting is as follow:

                  Thomas K. Creal, III
                  John J. Doyle
                  Robert G. Ferrier
                  Richard E. McDowell
                  Joseph T. Stadler
                  William J. Wagner
                  Walter J. Yahn

(c)      The following matters were voted upon at the Annual Meeting:

         (i)      Election of three directors of the Company:

                                                For               Withheld
                                        -------------         -------------
                  John M. Bauer           42,951,764               582,176
                  Richard L. Carr         42,952,687               581,235
                  John O. Hanna           42,630,617               903,322

         (ii) Approval of the Plan to convert the Company's charter from a Pennsylvania corporation to a Federal corporation:

                              For             Against           Withheld
                          ------------      -----------       ------------
                           41,138,666         319,805            59,591

         (iii) Ratification and Approval of the Northwest Bancorp, Inc. 2000 Stock Option Plan

                              For             Against           Withheld
                          ------------      -----------       ------------
                           42,019,097       1,371,400           144,497

         (iv) Ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2001:

                              For             Against           Withheld
                          ------------      -----------       ------------
                           43,372,534         102,112            60,348

Item 5. Other Information
-------------------------

Business Combinations
---------------------

On November 3, 2000 the Company completed its acquisition of nine retail office facilities in Potter and Tioga Counties in northcentral Pennsylvania from another financial institution. The acquisition included approximately $138 million in deposits and $57 million in consumer and business loans, along with the related fixed assets. The transaction was accounted for using the purchase method of accounting.

On January 12, 2001 the Company announced its intention to purchase the Warren, Pennsylvania office of First Affiliated Investment Group through its subsidiary Northwest Financial Services, Inc. The First Affiliated office provides financial consulting and full service brokerage to the greater Warren Area. Upon regulatory approval, this acquisition will be accounted for using the purchase method of accounting.

On January 30, 2001 the Company announced an agreement to acquire Heritage Trust Company, an independent investment management and trust company headquartered in Erie, Pennsylvania. With assets under management of almost $300 million, Heritage provides a wide range of investment management and trust services for individuals, businesses and charitable organizations throughout northwestern Pennsylvania. Pending regulatory approval, the transaction is expected to close in the second quarter of 2001 and will be accounted for using the purchase method of accounting.

Plan of Charter Conversion
--------------------------

Both the Board of Directors and shareholders have approved a Plan of Charter Conversion by which the Company would convert from a Pennsylvania corporation to a Federal corporation chartered by the Office of Thrift Supervision ("OTS"). This action was taken in light of the decision by the Board of Trustees of the Mutual Holding Company similarly to convert the Mutual Holding Company's charter to a Federal charter from a Pennsylvania Charter. The primary regulator(s) would also change from the current Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking to the OTS. Each of the Company's savings bank subsidiaries, however, would retain its state savings bank charter. The Company anticipates submitting its application to the OTS in February 2001 for approval.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      Exhibit No. 11 Statement re: computation of per share earnings


                                                          Three Months            Three Months
                                                              Ended                  Ended
                                                         December 31,2000        December 31,1999
                                                         ----------------        ----------------
Net income applicable to common stock                       $ 6,443,183            $ 6,118,422

Weighted-average common shares outstanding                   47,380,731             47,250,257
                                                            -----------            -----------

         Basic earnings per share                           $      0.14            $      0.13
                                                            ===========            ===========

Weighted-average common shares outstanding                   47,380,731             47,250,257

Common stock equivalents due to effect of stock options         301,324                277,253
                                                            -----------            -----------

Total weighted-average common shares and equivalents         47,682,055             47,527,510

         Diluted earnings per share                         $      0.14            $      0.13
                                                            ===========            ===========


                                                             Six Months            Six Months
                                                                 Ended                Ended
                                                           December 31,2000      December 31,1999
                                                           ----------------      ----------------
Net income applicable to common stock                       $13,233,197            $12,111,017

Weighted-average common shares outstanding                   47,374,885             47,249,442
                                                            -----------            -----------

         Basic earnings per share                           $      0.28            $      0.26
                                                            ===========            ===========

Weighted-average common shares outstanding                   47,374,885             47,249,442

Common stock equivalents due to effect of stock options         282,606                327,252
                                                            -----------            -----------

Total weighted-average common shares and equivalents         47,657,491             47,576,694

         Diluted earnings per share                         $      0.28            $      0.25
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

                             NORTHWEST BANCORP, INC.



Date: February 13, 2001             By: /s/ William J. Wagner
     -----------------------            ----------------------------------------
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