Form 10-Q
period 2001-03-31
NORTHWEST BANCORP INC
filed 2001-05-15
CIK 1042064

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2001

                                      or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________ to _____________________


                        Commission File Number 0-23817
                                               --------


                            Northwest Bancorp, Inc.
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Pennsylvania                           23-2900888
          -----------------------                    --------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
             or organization)                       Identification No.)


Liberty Street at Second Avenue, Warren, Pennsylvania      16365
-----------------------------------------------------    ----------
(Address of principal executive offices)                 (Zip Code)


                                (814) 726-2140
                                --------------
             (Registrant's telephone number, including area code)


                                Not applicable
                           -------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     Common Stock (.10 par value) 47,414,352 shares outstanding as of April 30, 2001.

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                                     INDEX

PART I         FINANCIAL INFORMATION                                                      PAGE
Item 1.        Financial Statements

               Consolidated Statements of Financial Condition as of March 31,
               2001, December 31, 2000 and June 30, 2000 (Unaudited)                        1

               Consolidated Statements of Income for the three and nine months
               ended March 31, 2001 and 2000 (Unaudited)                                    2

               Consolidated Statements of Changes in Shareholders' Equity for
               the nine months ended March 31, 2001 and 2000 (Unaudited)                    3

               Consolidated Statements of Cash Flows for the three and nine
               months ended March 31, 2001 and 2000 (Unaudited)                             4

               Notes to Unaudited Consolidated Financial Statements                         6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                          7

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                  22


PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                           23

Item 2.        Changes in Securities                                                       23

Item 3.        Defaults Upon Senior Securities                                             23

Item 4.        Submission of Matters to a Vote of Security Holders                         23

Item 5.        Other Information                                                           24

Item 6.        Exhibits and Reports on Form 8-K                                            25

               Signature                                                                   26

                          ITEM 1. FINANCIAL STATEMENTS


                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       MARCH 31,        DECEMBER 31,         JUNE 30,
                             ASSETS                                2001 (unaudited)   2000 (unaudited)         2000
----------------------------------------------------------------   ----------------   ----------------   ----------------
CASH AND CASH EQUIVALENTS                                          $         62,176             77,037             82,305
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
    INSTITUTIONS                                                             12,588             14,534              8,461
MARKETABLE SECURITIES AVAILABLE-FOR-SALE (AMORTIZED
    COST OF $408,143, $405,421 AND $395,830)                                413,279            405,956            387,983
MARKETABLE SECURITIES HELD-TO-MATURITY (MARKET
    VALUE OF $289,773, $260,919 AND $222,364)                               295,720            271,248            237,756
                                                                   ----------------   ----------------   ----------------
         TOTAL CASH, INTEREST-EARNING DEPOSITS AND
         MARKETABLE SECURITIES                                              783,763            768,775            716,505
LOANS RECEIVABLE, NET OF ALLOWANCE FOR ESTIMATED
    LOSSES OF $19,799, $19,279 AND $18,260                                2,800,460          2,739,157          2,544,630
FEDERAL HOME LOAN BANK STOCK, AT COST                                        21,269             21,269             21,269
ACCRUED INTEREST RECEIVABLE                                                  18,067             18,695             15,978
REAL ESTATE OWNED, NET                                                        2,876              2,551              2,144
PREMISES AND EQUIPMENT, NET                                                  45,955             44,522             40,953
GOODWILL AND OTHER INTANGIBLES                                               62,575             64,396             52,300
OTHER ASSETS                                                                 11,662             12,462             13,513
                                                                   ----------------   ----------------   ----------------
               TOTAL ASSETS                                        $      3,746,627          3,671,827          3,407,292
                                                                   ================   ================   ================

              LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------
LIABILITIES:
    DEPOSITS                                                       $      3,167,781          3,065,143          2,886,509
    BORROWED FUNDS                                                          277,832            314,256            239,941
    ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                            17,653             18,738             22,557
    ACCRUED INTEREST PAYABLE                                                  3,704              2,418              2,352
    OTHER LIABILITIES                                                         8,912              8,330              8,045
                                                                   ----------------   ----------------   ----------------
         TOTAL LIABILITIES                                                3,475,882          3,408,885          3,159,404

SHAREHOLDERS' EQUITY:
    COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
        AUTHORIZED, 47,408,452, 47,391,074 AND 47,360,769 ISSUED
        AND OUTSTANDING, RESPECTIVELY                                         4,741              4,739              4,736
    PAID-IN CAPITAL                                                          71,168             71,098             70,949
    RETAINED EARNINGS                                                       191,554            186,814            177,371
    ACCUMULATED OTHER COMPREHENSIVE INCOME:
        NET UNREALIZED GAIN/(LOSS) ON SECURITIES AVAILABLE-
        FOR-SALE, NET OF INCOME TAXES                                         3,339                348             (5,104)
    UNEARNED RECOGNITION AND RETENTION PLAN SHARES                              (57)               (57)               (64)
                                                                   ----------------   ----------------   ----------------
                                                                            270,745            262,942            247,888
                                                                   ----------------   ----------------   ----------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $      3,746,627          3,671,827          3,407,292
                                                                   ================   ================   ================


See accompanying notes to unaudited consolidated financial statements

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS                           NINE MONTHS
                                                                   ENDED MARCH 31,                       ENDED MARCH 31,
                                                                2001             2000                 2001              2000
                                                          ---------------- ----------------     ----------------  ----------------
INTEREST INCOME:
    LOANS RECEIVABLE                                      $        56,732           49,817              165,495           145,261
    MORTGAGE-BACKED SECURITIES                                      7,228            7,146               21,863            20,072
    TAXABLE INVESTMENT SECURITIES                                   3,036            2,619                8,767             8,255
    TAX-FREE INVESTMENT SECURITIES                                  1,329            1,027                3,664             3,100
    INTEREST-EARNING DEPOSITS                                         219              209                  520               703
                                                          ---------------- ----------------     ----------------  ----------------
            TOTAL INTEREST INCOME                                  68,544           60,818              200,309           177,391

INTEREST EXPENSE:
    DEPOSITS                                                       36,222           29,186              103,695            84,845
    BORROWED FUNDS                                                  3,921            3,851               12,645            13,179
                                                          ---------------- ----------------     ----------------  ----------------
            TOTAL INTEREST EXPENSE                                 40,143           33,037              116,340            98,024

            NET INTEREST INCOME                                    28,401           27,781               83,969            79,367
PROVISION FOR LOAN LOSSES                                           1,249            1,153                3,679             2,588
                                                          ---------------- ----------------     ----------------  ----------------
            NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                      27,152           26,628               80,290            76,779

NONINTEREST INCOME:
    LOAN FEES AND SERVICE CHARGES                                     519              397                1,227             1,077
    SERVICE CHARGES ON DEPOSIT ACCOUNTS                             1,972            1,219                5,985             3,761
    GAIN ON SALE OF MARKETABLE SECURITIES, NET                        147              361                  147               397
    GAIN (LOSS) ON SALE OF LOANS, NET                                 (65)             (10)                 244               (25)
    GAIN (LOSS) ON SALE OF REAL ESTATE OWNED, NET                      (2)             (56)                 (30)              (28)
    INSURANCE COMMISSION INCOME                                       442              599                1,487             1,620
    OTHER OPERATING INCOME                                            378              314                  989               779
                                                          ---------------- ----------------     ----------------  ----------------
            TOTAL NONINTEREST INCOME                                3,391            2,824               10,049             7,581

NONINTEREST EXPENSE:
    COMPENSATION AND EMPLOYEE BENEFITS                             10,756            9,490               32,103            28,393
    PREMISES AND OCCUPANCY COSTS                                    2,805            2,473                7,748             6,731
    OFFICE OPERATIONS                                               1,366            1,130                4,123             3,903
    FEDERAL DEPOSIT INSURANCE PREMIUMS                                140              148                  435               752
    DATA PROCESSING                                                   810              615                2,194             1,948
    CHECK PROCESSING AND ATM EXPENSE                                  930              796                2,711             2,521
    BANK SERVICE CHARGES                                              415              518                1,379             1,250
    ADVERTISING                                                       423              502                1,242             1,607
    LEGAL, AUDIT AND PROFESSIONAL SERVICES                            258              220                  711               717
    REAL ESTATE OWNED EXPENSE                                         132              106                  366               420
    AMORTIZATION OF INTANGIBLES                                     1,952            1,578                5,350             4,259
    OTHER EXPENSES                                                    779              979                2,259             2,402
                                                          ---------------- ----------------     ----------------  ----------------
            TOTAL NONINTEREST EXPENSE                              20,766           18,555               60,621            54,903

            INCOME BEFORE INCOME TAXES                              9,777           10,897               29,718            29,457
            FEDERAL AND STATE INCOME TAXES                          3,140            3,681                9,848            10,130
                                                          ---------------- ----------------     ----------------  ----------------
                  NET INCOME                              $         6,637            7,216               19,870            19,327
                                                          ================ ================     ================  ================

BASIC EARNINGS PER SHARE                                  $          0.14  $          0.15      $          0.42   $          0.41
                                                          ================ ================     ================  ================

DILUTED EARNINGS PER SHARE                                $          0.14  $          0.15      $          0.42   $          0.41
                                                          ================ ================     ================  ================

See accompanying notes to unaudited consolidated financial statements

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                 Common Stock
                                                          ---------------------------------    Paid-in         Retained
                                                              Shares              Amount       Capital         Earnings
                                                          --------------       ------------  ------------   -------------
Beginning balance at June 30, 1999                            47,355,073       $      4,736        70,374         157,745

Comprehensive income:
     Net income                                                        -                  -             -          19,327
     Change in unrealized gain on securities,
     net of tax and reclassification adjustment                        -                  -             -               -
                                                          --------------       ------------  ------------   -------------
Total comprehensive income                                             -                  -             -          19,327

Exercise of stock options                                          5,696                  -            20               -

ESOP shares released                                                   -                  -           393               -

RRP shares released                                                    -                  -             -               -

Dividends declared                                                     -                  -             -          (5,683)
                                                          --------------       ------------  ------------   -------------

Ending balance at March 31, 2000                              47,360,769       $      4,736        70,787         171,389
                                                          ==============       ============  ============   =============

                                                                    Common Stock
                                                          ---------------------------------   Paid-in         Retained
                                                             Shares              Amount       Capital         Earnings
                                                          ----------------     ------------  ------------   -------------
Beginning balance at June 30, 2000                            47,360,769       $      4,736        70,949         177,371

Comprehensive income:
     Net income                                                        -                  -             -          19,870
     Change in unrealized loss on securities,
     net of tax and reclassification adjustment                        -                  -             -               -
                                                          --------------       ------------  ------------   -------------
Total comprehensive income                                             -                  -             -          19,870

Exercise of stock options                                         47,683                  5           219               -

ESOP shares released                                                   -                  -             -               -

RRP shares released                                                    -                  -             -               -

Dividends declared                                                     -                  -             -          (5,687)
                                                          --------------       ------------  ------------   -------------

Ending balance at March 31, 2001                              47,408,452       $      4,741        71,168         191,554
                                                          ==============       ============  ============   =============


                                                            Accum.             Unearned           Unearned
                                                             Other             Employee          Recognition
                                                            Compre-              Stock               and               Total
                                                            hensive            Ownership          Retention         Shareholder's
                                                         Income (Loss)        Plan Shares        Plan Shares           Equity
                                                        --------------    ----------------    ---------------    ----------------
Beginning balance at June 30, 1999                               1,978                (561)              (615)            233,657

Comprehensive income:
     Net income                                                      -                   -                  -              19,327
     Change in unrealized gain on securities,
     net of tax and reclassification adjustment                 (6,836)                  -                  -              (6,836)
                                                        --------------    ----------------    ---------------    ----------------
 Total comprehensive income                                     (6,836)                  -                  -              12,491

 Exercise of stock options                                           -                   -                  -                  20

 ESOP shares released                                                -                 561                  -                 954

 RRP shares released                                                 -                   -                551                 551

 Dividends declared                                                  -                   -                  -              (5,683)
                                                        --------------    ----------------    ---------------    ----------------

 Ending balance at March 31, 2000                               (4,858)                  0                (64)            241,990
                                                        ==============    ================    ===============    ================

                                                            Accum.             Unearned           Unearned
                                                             Other             Employee          Recognition
                                                            Compre-              Stock              and                Total
                                                            hensive            Ownership          Retention         Shareholder's
                                                         Income (Loss)        Plan Shares        Plan Shares           Equity
                                                        --------------    ----------------   ----------------   -----------------
Beginning balance at June 30, 2000                              (5,104)                  -                (64)            247,888

Comprehensive income:
     Net income                                                      -                   -                  -              19,870
     Change in unrealized loss on securities,
     net of tax and reclassification adjustment                  8,443                   -                  -               8,443
                                                        --------------      --------------      -------------      --------------
Total comprehensive income                                       8,443                   -                  -              28,313

Exercise of stock options                                            -                   -                  -                 224

ESOP shares released                                                 -                   -                  -                   0

RRP shares released                                                  -                   -                  7                   7

Dividends declared                                                   -                   -                  -              (5,687)
                                                         -------------      --------------     --------------     ---------------

Ending balance at March 31, 2001                                 3,339                   -                (57)            270,745
                                                        ==============      ==============     ==============     ===============

     See accompanying notes to unaudited consolidated financial statements

                 NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                  Three Months    Three Months        Nine Months      Nine Months
                                                                      Ended           Ended              Ended            Ended
                                                                     3/31/01         3/31/00            3/31/01          3/31/00
                                                                  -----------     ------------        -----------    -------------
OPERATING ACTIVITIES:
  Net Income                                                      $     6,637            7,216             19,870           19,327
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                        1,249            1,153              3,679            2,588
       Net loss (gain) on sale of assets                                  (80)            (295)              (361)            (344)
       Proceeds from sale of marketable securities, trading                 -                -                  -            8,822
       Amortization of goodwill and other intangible assets             1,952            1,578              5,350            4,259
       Net depreciation, amortization and accretion                       994            1,026              3,645            3,090
       Decrease (increase) in other assets                               (346)             579             (4,743)           2,232
       Increase (decrease) in other liabilities                         1,868           (1,549)             1,617           (4,728)
       Net accretion of discount on marketable securities                (471)            (157)            (1,257)            (389)
       Noncash compensation expense related to
          stock benefit plans                                               -               11                  -              705
                                                                  -----------      -----------        -----------    -------------
          Net cash provided by operating activities                    11,803            9,562             27,800           35,562

INVESTING ACTIVITIES:
       Purchase of marketable securities held-to-maturity             (24,909)               -            (65,172)          (8,475)
       Purchase of marketable securities available-for-sale           (25,437)          (4,909)           (50,678)        (111,627)
       Proceeds from maturities and principal reductions
          of marketable securities held-to-maturity                       705            3,519              7,968           21,993
       Proceeds from maturities and principal reductions
          of marketable securities available-for-sale                  10,395            2,844             26,337           15,784
       Proceeds from sales of marketable securities,
          available-for-sale                                           12,669            6,557             12,669           21,616
       Loan originations                                             (167,760)        (120,720)          (514,061)        (463,874)
       Proceeds from loan maturities and principal reductions          94,405           90,556            281,894          305,659
       Proceeds from loan sales                                         9,758                -             27,130                -
       Purchase of Federal Home Loan Bank Stock                             -                -                  -           (3,112)
       Proceeds from sale of real estate owned                            548              365              1,484            2,270
       Net (purchase) sale of real estate owned for investment            161              218                152              148
       Purchase of premises and equipment                              (2,394)          (1,061)            (6,102)          (5,893)
       Acquisitions, net of cash received                                 (55)               -             63,722          203,319
                                                                  -----------      -----------        -----------    -------------
          Net cash (used) by investing activities                 $   (91,914)         (22,631)          (214,657)         (22,192)

                   NORTHWEST BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (DOLLARS IN THOUSANDS)

                                                                  Three Months    Three Months       Nine Months       Nine Months
                                                                      Ended           Ended             Ended             Ended
                                                                     3/31/01         3/31/00           3/31/01           3/31/00
                                                                  ------------     -----------      ------------     -------------
FINANCING ACTIVITIES:
    Increase (decrease) in deposits, net                          $    102,638         107,101           143,331           115,614
    Proceeds from long-term borrowings                                 101,991          12,871           113,953            29,800
    Repayments of long-term borrowings                                  (4,864)        (15,044)          (29,405)          (22,596)
    Net increase (decrease) in short-term borrowings                  (133,551)        (93,148)          (46,657)         (109,509)
    Increase (decrease) in advances by borrowers for
       taxes and insurance                                              (1,085)          3,579            (4,904)              876
    Cash dividends paid                                                 (1,897)         (1,895)           (5,687)           (5,683)
    Proceeds from stock options exercised                                   72               -               224                20
                                                                  ------------     -----------      ------------     -------------
       Net cash provided by financing activities                        63,304          13,464           170,855             8,522

Net increase (decrease) in cash and cash equivalents              $    (16,807)            395           (16,002)           21,892
                                                                  ============     ===========      ============     =============

Cash and cash equivalents at beginning of period                  $     91,571         105,750            90,766            84,253
Net increase (decrease) in cash and cash equivalents                   (16,807)            395           (16,002)           21,892
                                                                  ------------     -----------      ------------     -------------
Cash and cash equivalents at end of period                        $     74,764         106,145            74,764           106,145
                                                                  ============     ===========      ============     =============

Cash paid during the period for:
    Interest on deposits and borrowings (including interest
        credited to deposit accounts of $26,902, $23,140,
        $78,277 and $67,158, respectively)                        $     38,857          33,999           114,988            99,920
                                                                  ============     ===========      ============     =============
    Income taxes                                                  $      3,070             680            12,163             9,095
                                                                  ============     ===========      ============     =============


Business acquisitions:
    Fair value of assets acquired                                 $         55               -            74,829            68,643
    Cash received (paid)                                                   (55)              -            63,722           203,319
                                                                  ------------     -----------      ------------     -------------
        Liabilities assumed                                       $          0               -           138,551           271,962
                                                                  ============     ===========      ============     =============


Non-cash activities:
    Loans transferred to real estate owned                        $        875             313             2,246             1,194
                                                                  ============     ===========      ============     =============
    Sale of real estate owned financed by the Company             $         17              28               192               289
                                                                  ============     ===========      ============     =============

See accompanying notes to unaudited consolidated financial statements

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include information for footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in Northwest Bancorp, Inc.'s Annual Report and Form 10-K for the fiscal year ended June 30, 2000. Certain items previously reported have been reclassified to conform with the current period's reporting format. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(2)  Principles of Consolidation
     ---------------------------

The accompanying unaudited consolidated financial statements include the accounts of Northwest Bancorp, Inc. and its wholly owned subsidiaries, Northwest Savings Bank, Jamestown Savings Bank, Northwest Consumer Discount Company, Northwest Finance Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Rid Fed, Inc., Allegheny Services, Inc. and Great Northwest Corporation. All significant intercompany items have been eliminated.

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

Discussion of Financial Condition Changes from June 30, 2000 to March 31, 2001
------------------------------------------------------------------------------

Assets
------

At March 31, 2001 the Company had total assets of $3.747 billion, an increase of approximately $339.3 million, or 10.0%, from $3.407 billion at June 30, 2000. This increase was funded primarily by a $281.3 million increase in deposits, a $37.9 million increase in borrowed funds and net income of $19.9 million.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $783.8 million at March 31, 2001, an increase of $67.3 million, or 9.4%, from $716.5 million at June

30, 2000. This increase resulted from the Company utilizing a portion of the increase in deposits to purchase additional marketable securities. Net loans receivable increased by $255.8 million, or 10.1%, to $2.800 billion at March 31, 2001 from $2.545 billion at June 30, 2000. This increase in loans resulted primarily from strong loan growth across the Company's market area as well as the purchase of $57.2 million of loans as part of the November 2000 acquisition of nine retail offices in north-central Pennsylvania.

Liabilities
-----------

Deposits increased by $281.3 million, or 9.7%, to $3.168 billion at March 31, 2001 from $2.887 billion at June 30, 2000. This increase resulted primarily from the purchase of nine retail offices with deposits of $137.9 million in addition to strong internal deposit growth. Borrowed funds increased by $37.9 million, or 15.8%, to $277.8 million at March 31, 2001 from $239.9 million at June 30, 2000 as the Company utilized its borrowing relationship with the Federal Home Loan Bank of Pittsburgh to partially fund new loans.

Capital Resources and Liquidity
-------------------------------

Total capital at March 31, 2001 was $270.7 million, an increase of $22.8 million, or 9.2%, from $247.9 million at June 30, 2000. This increase was primarily attributable to net income for the nine month period of $19.9 million which was partially offset by the declaration of common stock dividends of $5.7 million. Also affecting capital was an $8.4 million improvement in the net market value of securities available-for-sale as the market value of fixed-rate securities increased as a result of recent declines in short-term interest rates.

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

As of March 31, 2001, all regulatory capital requirements were exceeded. The actual, required, and well capitalized levels as of March 31, 2001 and June 30, 2000 are as follows: (dollars in thousands)

                                  March 31, 2001

                                                                 Minimum Capital            Well Capitalized
                                              Actual               Requirements               Requirements
-------------------------------------------------------------------------------------------------------------------
                                        Amount      Ratio       Amount      Ratio          Amount       Ratio
-------------------------------------------------------------------------------------------------------------------
  Total Capital (to risk weighted
   assets):
-------------------------------------------------------------------------------------------------------------------
  Northwest Bancorp, Inc.              $  224,232   10.80%      $166,168       8.00%       $207,710         10.00%
-------------------------------------------------------------------------------------------------------------------
  Northwest Savings Bank               $  210,654   10.47%      $160,883       8.00%       $201,104         10.00%
-------------------------------------------------------------------------------------------------------------------
  Jamestown Savings Bank               $    8,221   13.08%      $  5,029       8.00%       $  6,286         10.00%
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
  Tier 1 Capital (to risk weighted
   assets):
-------------------------------------------------------------------------------------------------------------------
  Northwest Bancorp, Inc.              $  203,102    9.78%      $ 83,084       4.00%       $124,626          6.00%
-------------------------------------------------------------------------------------------------------------------
  Northwest Savings Bank               $  190,122    9.45%      $ 80,442       4.00%       $120,662          6.00%
-------------------------------------------------------------------------------------------------------------------
  Jamestown Savings Bank               $    7,628   12.13%      $  2,514       4.00%       $  3,772          6.00%
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Tier 1 Capital (leverage) (to
 average assets):
-------------------------------------------------------------------------------------------------------------------
Northwest Bancorp, Inc.                $  203,102    5.54%      $109,968       3.00%*      $183,280          5.00%
-------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                 $  190,122    5.36%      $106,443       3.00%*      $177,405          5.00%
-------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                 $    7,628    6.75%      $  3,392       3.00%*      $  5,654          5.00%
-------------------------------------------------------------------------------------------------------------------

                                 June 30, 2000

                                                                   Minimum Capital         Well Capitalized
                                                Actual               Requirements            Requirements
--------------------------------------------------------------------------------------------------------------
                                          Amount      Ratio       Amount      Ratio       Amount       Ratio
--------------------------------------------------------------------------------------------------------------
  Total Capital (to risk weighted
   assets):
--------------------------------------------------------------------------------------------------------------
  Northwest Bancorp, Inc.                 $217,398     11.73%    $148,279     8.00%      $185,349      10.00%
--------------------------------------------------------------------------------------------------------------
  Northwest Savings Bank                  $204,018     11.33%    $144,043     8.00%      $180,054      10.00%
--------------------------------------------------------------------------------------------------------------
  Jamestown Savings Bank                  $  7,845     14.21%    $  4,416     8.00%      $  5,520      10.00%
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
  Tier 1 Capital (to risk weighted
   assets):
--------------------------------------------------------------------------------------------------------------
  Northwest Bancorp, Inc.                 $198,417     10.71%    $ 74,139     4.00%      $111,209       6.00%
--------------------------------------------------------------------------------------------------------------
  Northwest Savings Bank                  $185,509     10.30%    $ 72,022     4.00%      $108,032       6.00%
--------------------------------------------------------------------------------------------------------------
  Jamestown Savings Bank                  $  7,367     13.35%    $  2,208     4.00%      $  3,312       6.00%
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
  Tier 1 Capital (leverage) (to
   average assets):
--------------------------------------------------------------------------------------------------------------
  Northwest Bancorp, Inc.                 $198,417      5.93%    $100,455     3.00%*     $167,425       5.00%
--------------------------------------------------------------------------------------------------------------
  Northwest Savings Bank                  $185,509      5.71%    $ 97,403     3.00%*     $162,338       5.00%
--------------------------------------------------------------------------------------------------------------
  Jamestown Savings Bank                  $  7,367      7.57%    $  2,920     3.00%*     $  4,867       5.00%
--------------------------------------------------------------------------------------------------------------

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of March 31, 2001, the Company had not been advised of any additional requirements in this regard.

The Company is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the Department of Banking of the Commonwealth of Pennsylvania during their regular examinations. The Company's internal liquidity requirement is based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Company has always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at March 31, 2001 was 21.5%. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

Nonperforming Assets
--------------------

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual when they are more than 90 days contractually delinquent and may also be placed on nonaccrual status even if not 90 days or more delinquent but other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell or the principal balance of the related loan. Nonperforming assets increased by $3.5 million, or 28.2%, to $15.9 million at March 31, 2001 from $12.4 million at June 30, 2000. The increase in nonperforming commercial business loans of $1.6 million is the result of a single relationship that has filed for bankruptcy and is currently involved in a work-out plan. Management believes that the generally low level of nonperforming assets of less than one-half of one percent is attributable to stringent credit policies and sustained collection procedures.

                                                          (Dollars in Thousands)

----------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:               March 31, 2001             June 30, 2000
----------------------------------------------------------------------------------------------------
One-to-four family residential loans                            $ 5,706                   $ 5,753
----------------------------------------------------------------------------------------------------
Multifamily and commercial real estate loans                      2,459                     1,923
----------------------------------------------------------------------------------------------------
Consumer loans                                                    3,207                     2,459
----------------------------------------------------------------------------------------------------
Commercial business loans                                         1,675                       125
----------------------------------------------------------------------------------------------------
        Total                                                   $13,047                   $10,260
----------------------------------------------------------------------------------------------------
Total nonperforming loans as a percentage of
 net loans receivable                                               .47%                      .40%
----------------------------------------------------------------------------------------------------
Total real estate acquired through
 foreclosure and other real estate owned                        $ 2,876                   $ 2,144
----------------------------------------------------------------------------------------------------
        Total nonperforming assets                              $15,923                   $12,404
----------------------------------------------------------------------------------------------------
Total nonperforming assets as a percentage of
 total assets                                                       .42%                      .36%
----------------------------------------------------------------------------------------------------

Comparison of Operating Results for the Three Months and Nine Months Ended March
--------------------------------------------------------------------------------
31, 2001 and 2000
-----------------

General
-------

Net income for the three months ended March 31, 2001 was $6.6 million, or $.14 per share, a decrease of $579,000, or 8.0%, from $7.2 million, or $.15 per share, for the same quarter last year. This decrease in net income resulted primarily from a $2.2 million increase in noninterest expense partially offset by a $620,000 increase in net interest income and a $567,000 increase in noninterest income.

For the nine months ended March 31, 2001 net income was $19.9 million, or $.42 per share, an increase of $543,000, or 2.8%, from $19.3 million, or $.41 per share, for the same period last year. This increase in net income resulted primarily from a $4.6 million increase in net interest income and a $2.4 million increase in noninterest income partially offset by increases in noninterest expense and the provision for loan losses of $5.7 million and $1.1 million, respectively.

Net Interest Income
-------------------

For the three months ended March 31, 2001 total interest income increased by $7.9 million, or 12.9%, on a taxable equivalent basis, to $69.2 million compared to $61.3 million for the three months ended March 31, 2000. This increase resulted primarily from a $335.2 million, or 10.6%, increase in average interest earning assets to $3.491 billion for the three months ended March 31, 2000 from $3.156 billion for the three months ended March 31, 2000. Also contributing to this increase in total interest income was an increase in the yield on average interest earning assets to 7.93% for the three months ended March 31, 2001 from 7.78% for the same period last year. The substantial growth in average interest earning assets was primarily due to the strong internal growth of the Company's existing franchise as well as the investment of funds received from the acquisition of retail offices in November of 2000 with average deposits of approximately $137.9 million. The increase in the overall yield on interest earning assets from quarter to quarter resulted primarily from the aforementioned growth occurring during a period of higher long-term interest rates which increased the yields on both fixed rate mortgages and long-term fixed rate investment securities.

Interest income on loans receivable increased by $6.9 million, or 13.9%, to $56.7 million for the quarter ended March 31, 2001 compared to $49.8 million during the same quarter last year. This increase resulted primarily from a $288.2 million, or 11.6%, increase in average loans outstanding to $2.771 billion for the quarter ended March 31, 2001 from $2.483 billion for the same quarter last year. Average loans outstanding increased because of strong loan demand throughout the Company's market area as well as the acquisition of retail offices in November of 2000 which contributed approximately $57.2 million to the average loan increase for the quarter. Also contributing to the increase in interest income on loans was an increase in the yield on average loans to 8.19% for the quarter ended March 31, 2001 from 8.03% for the comparable period last year. This increase in average yield resulted primarily from the growth in the Company's loan portfolio over the past year at interest rate levels higher than the existing average portfolio rate.


Interest income on mortgage-backed securities increased by $82,000, or 1.1%, to $7.2 million for the three months ended March 31, 2001 from $7.1 million for the same period last year. This increase resulted from an increase in the average balance of mortgage-backed securities of $12.8 million, or 3.0%, to $442.6 million for the quarter ended March 31, 2001 from $429.8 million for the same quarter last year. Partially offsetting this increase in average balance outstanding was a decrease in the average yield to 6.53% for the three months ended March 31, 2001 from 6.65% for the three months ended March 31, 2000. The average balance increased primarily as a result of investing the funds received from the aforementioned acquisition of retail offices. The average yield on mortgage-backed securities, 84% of which are variable rate, decreased in response to the 1.5% reduction in short-term interest rates in the current quarter by the Federal Reserve Board.

Interest income on investment securities increased by $878,000, or 23.0%, on a taxable equivalent basis, to $4.7 million for the three months ended March 31, 2001 from $3.8 million for the three months ended March 31, 2000. This increase resulted primarily from an increase in the average balance by $28.2 million, or 13.3%, to $239.8 million for the quarter ended March 31, 2001 from $211.6 million for the same quarter last year. In addition, interest income on investment securities increased due to an increase in the average taxable equivalent yield to 7.83% for the three months ended March 31, 2001 from 7.22% for the three months ended March 31, 2000. These increases resulted from the investment of the proceeds received from the aforementioned acquisition of retail offices and from maturing bonds primarily into higher yielding municipal bonds and trust preferred securities.

Interest income on interest-earning deposits increased by $10,000, or 4.8%, to $219,000 for the three months ended March 31, 2001 from $209,000 for the three months ended March 31, 2000. This increase resulted primarily from an increase in the average balance of interest-earning deposits by $6.0 million, or 60.0%, to $16.0 million for the three months ended March 31, 2001 from $10.0 million for the three months ended March 31, 2000, partially offset by a decrease in the average yield to 5.46% for the current fiscal quarter from 8.32% for the same quarter last year. The significant volatility in the average yield is largely influenced by the timing as to when the Company begins to earn interest on its daily deposits and the float experienced on checks issued.

Interest expense increased by $7.1 million, or 21.5%, to $40.1 million for the three months ended March 31, 2001 from $33.0 million for the three months ended March 31, 2000. This increase resulted primarily from an increase in the average balance of interest-bearing liabilities by $280.1 million, or 9.5%, to $3.229 billion for the quarter ended March 31, 2001 from $2.949 billion for the quarter ended March 31, 2000. In addition, the average cost of interest-bearing liabilities increased to 4.97% for the quarter ended March 31, 2001 from 4.48% for the quarter ended

March 31, 2000. The increase in average interest-bearing liabilities resulted from an increase of $270.1 million, or 10.1%, in the average balance of deposits, attributed primarily to the acquisition and opening of new offices along with internal growth of existing offices. In addition, average borrowed funds increased by $10.0 million, or 3.6%, to $290.0 million for the quarter ended March 31, 2001 from $280.0 million for the quarter ended March 31, 2000. This increase resulted from the Company utilizing its borrowing relationship with the FHLB to partially fund new loan growth. The overall increase in the average cost of funds resulted from increases in the interest rates on term deposits over the last two years in response to significant increases in short-term interest rates as directed by the Federal Reserve Board during that time period. These deposits have not yet repriced in response to the recent change in strategy by the Federal Reserve Board to decrease short-term interest rates.

Net interest income increased by $776,000, or 2.7%, on a taxable equivalent basis, to $29.1 million for the three months ended March 31, 2001 compared to $28.3 million for the three months ended March 31, 2000. As previously summarized, this increase in net interest income was attributable to the significant increase in net interest earning assets as the Company's interest rate spread decreased in response to higher short-term interest rates and an inverted yield curve during much of the last two years.

For the nine months ended March 31, 2001 total interest income increased by $23.2 million, or 13.0%, on a taxable equivalent basis, to $202.2 million compared to $179.0 million for the nine months ended March 31, 2000. This increase resulted primarily from a $296.6 million, or 9.6%, increase in average interest earning assets to $3.373 billion for the nine months ended March 31, 2001 from $3.076 billion for the nine months ended March 31, 2000. In addition, the yield on average interest earning assets increased to 7.99% for the nine months ended March 31, 2001 from 7.76% for the same period last year. The increase in average interest earning assets was primarily due to the investment of funds received from the acquisition of retail offices over the last twelve months with total average deposits of approximately $151.9 million combined with continued strong internal growth. The yield on average interest earning assets increased as a result of the aforementioned growth occurring during a period of increased market interest rates.

Interest income on loans receivable increased by $20.2 million, or 13.9%, to $165.5 million for the nine months ended March 31, 2001 from $145.3 million for the nine months ended March 31, 2000. This increase resulted primarily from a $269.3 million, or 11.2%, increase in average loans outstanding to $2.678 billion for the nine months ended March 31, 2001 from $2.409 billion for the same period last year. Also contributing to the increase in interest income on loans was an increase in the average yield on loans to 8.24% for the nine months ended March 31, 2001 from 8.04% for the nine months ended March 31, 2000. Interest income on mortgage-backed securities increased by $1.8 million, or 9.0%, to $21.9 million for the nine months ended March 31, 2001 from $20.1 million for the nine months ended March 31, 2000. This increase resulted primarily from an increase in the average balance of mortgage-backed securities by $21.6 million, or 5.3%, to $432.7 million for the nine months ended March 31, 2001 from $411.1 million for the nine months ended March 31, 2000 combined with an increase in the average yield to 6.74% from

6.51%. Interest income on investment securities increased by $1.3 million, or 10.9%, on a taxable equivalent basis, to $13.2 million for the nine months ended March 31, 2001 from $11.9 million for the nine months ended March 31, 2000. This increase resulted from an increase in the average yield to 7.76% from 7.15% combined with an increase in the average balance of investment securities by $4.6 million, or 2.1%, to $226.6 million for the nine months ended March 31, 2001 from $222.0 million for the nine months ended March 31, 2000. Over the past twelve months approximately $20.0 million of fixed rate bonds have matured, the proceeds of which were used to purchase variable rate mortgage-backed securities and higher yielding fixed rate bonds. Interest income on interest-earning deposits decreased by $183,000, or 26.0%, to $520,000 for the nine months ended March 31, 2001 from $703,000 for the nine months ended March 31, 2000. This decrease resulted primarily from a decrease in the average yield to 4.88% from 6.66% partially offset by a slight increase in the average balance of $146,000, or 1.0%, to $14.2 million for the nine months ended March 31, 2001 from $14.1 million for the nine months ended March 31, 2000. These changes in average balances and average yields on interest earning assets were primarily caused by the same factors as discussed in the aforementioned analysis for the three months ended March 31, 2001 and 2000.

For the nine months ended March 31, 2001 interest expense increased by $18.3 million, or 18.7%, to $116.3 million compared to $98.0 million for the nine months ended March 31, 2000. This increase resulted primarily from an increase in the average cost of funds to 4.98% for the nine months ended March 31, 2001 from 4.52% for the nine months ended March 31, 2000. In addition, the average balance of interest-bearing liabilities increased by $220.9 million, or 7.6%, to $3.113 billion for the nine months ended March 31, 2001 from $2.893 billion for the nine months ended March 31, 2000. The increase in average interest-bearing liabilities resulted from a $261.4 million, or 10.2%, increase in the average balance of deposits attributed primarily to the aforementioned office acquisitions as well as strong internal deposit growth. Partially offsetting this increase in deposits was a decrease in average borrowed funds by $40.5 million, or 12.7%, to $278.6 million for the nine months ended March 31, 2001 from $319.1 million for the nine months ended March 31, 2000. This decrease resulted from the Company using a portion of its deposit growth to repay overnight borrowings from the FHLB. The increase in the average cost of funds during the current nine month period compared to the prior year resulted primarily from the repricing of certificates of deposit and overnight borrowings at higher interest rates due to the general increase in short-term interest rates over the past twelve months.

For the nine months ended March 31, 2001 net interest income increased by $4.9 million, or 6.0%, on a taxable equivalent basis, to $85.9 million from $81.0 million for the nine months ended March 31, 2000. As detailed above, and in the following rate/volume analysis on page 20, the increase in net interest earning assets was able to offset the decline in the Company's interest rate spread accounting for the overall increase in net interest income.

Provision for Loan Losses
-------------------------

The provision for loan losses increased by $96,000, or 8.3%, to $1.2 million for the quarter ended March 31, 2001 from $1.1 million for the quarter ended March 31,2000. For the nine months ended March 31, 2001 the provision for loan losses increased by $1.1 million, or 42.3%, to $3.7 million from $2.6 million for the same period last year. Provisions for losses on the loan portfolio are charged to earnings in an amount sufficient, in management's judgement, to cover losses based upon the risk in the Company's loan portfolio, current economic conditions and historical trends. Management believes that credit quality remains strong as nonperforming loans at March 31, 2001 were only $13.0 million which is less than one-half of one percent of total loans outstanding. In addition, the Company's loan portfolio at March 31, 2001, consisting of 69% one-to-four family mortgages, 20% consumer loans, 8% commercial real estate loans and 3% commercial business loans, remains heavily collateralized by real estate.

Noninterest Income
------------------

Noninterest income increased by $567,000, or 20.1%, to $3.4 million for the three months ended March 31, 2001 from $2.8 million for the three months ended March 31, 2000. Of this increase, approximately $690,000 was attributable to increases in fee income relating to the Company's growth in loans and deposits as well as an increase in overdraft charges. In addition, debit card transaction income and surcharges for foreign ATM use contributed an increase of approximately $185,000 and the investment management and trust and brokerage lines of business added additional income of approximately $75,000.

For the nine months ended March 31, 2001 noninterest income increased by $2.4 million, or 31.6%, to $10.0 million compared to $7.6 million for the nine months ended March 31, 2000. This increase was attributable primarily to the Company's growth as loan and deposit fee income increased by approximately $1.8 million, debit card and foreign ATM fee income increased by approximately $575,000 and fee income from the new investment management and trust and brokerage lines of business increased by approximately $240,000 over the prior year.

Noninterest Expense
-------------------

Noninterest expense increased by $2.2 million, or 11.8%, to $20.8 million for the three months ended March 31, 2001 from $18.6 million for the three months ended March 31, 2000. This increase resulted primarily from a $1.3 million, or 13.7%, increase in compensation expense to $10.8 million for the quarter ended March 31, 2001 from $9.5 million for the same period last year. This increase in compensation expense was anticipated as a result of the growth of the Company's network of community banking and consumer finance offices, along with the expansion of its investment management, trust and brokerage lines of business. Occupancy costs and office operations as well as data processing and check processing expenses also increased by $568,000, or 15.8%, and $329,000, or 23.3%, respectively, as a result of the aforementioned increases in the Company's network of offices. In addition, the expense for the amortization of intangibles increased by $374,000, or 23.7%, to $2.0 million for the current quarter compared to $1.6 million the prior year. This was a result of the additional intangible recorded for the acquisition of nine retail offices in November of 2000.

For the nine months ended March 31, 2001 noninterest expense increased by $5.7 million, or 10.4%, to $60.6 million compared to $54.9 million for the same period last year. This increase also related primarily to the aforementioned growth of the Company's network of offices and new lines of business.


Income Taxes
------------

The provision for income taxes for the three months ended March 31, 2001 decreased by $541,000, or 14.7%, to $3.1 million compared to $3.7 million for the same period last year. This decrease was primarily due to a decrease in net income before tax of $1.1 million, or 10.1%, to $9.8 million for the quarter ended March 31, 2001 from $10.9 million for the quarter ended March 31, 2000.

For the nine months ended March 31, 2001 the provision for income taxes decreased by $282,000, or 2.8%, to $9.8 million compared to $10.1 million for the same period last year. This decrease resulted primarily from a lower effective tax rate due to an increase in tax exempt assets which was partially offset by an increase in income before tax of $261,000, or 0.9%, to $29.7 million for the nine months ended March 31, 2001 from $29.5 million for the nine months ended March 31, 2000.

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

                                                                                      Three Months Ended March 31,

                                                                               2001                                 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                AVERAGE      INTEREST     AVG        AVERAGE      INTEREST     AVG
                                                                BALANCE                  YIELD/      BALANCE                  YIELD/
                                                                                          COST                                 COST
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
------

Interest earning assets:

 Loans receivable (a) (b)                                      $2,771,015     $56,732     8.19%     $2,482,829     $49,817     8.03%

 Mortgage-backed securities (c)                                $  442,619     $ 7,228     6.53%     $  429,768     $ 7,146     6.65%

 Investment securities (c) (d) (e)                             $  239,783     $ 4,696     7.83%     $  211,608     $ 3,818     7.22%

 FHLB stock                                                    $   21,269     $   354     6.66%     $   21,269     $   357     6.71%

 Other interest earning deposits                               $   16,047     $   219     5.46%     $   10,047     $   209     8.32%
                                                               ----------     -------     ----      ----------     -------     ----

Total interest earning assets                                  $3,490,733     $69,229     7.93%     $3,155,521     $61,347     7.78%

Noninterest earning assets (f)                                 $  181,795                           $  167,483
                                                               ----------                           ----------

TOTAL ASSETS                                                   $3,672,528                           $3,323,004
                                                               ==========                           ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

Interest bearing liabilities:

 Savings accounts                                              $  418,263     $ 3,293     3.15%     $  416,831     $ 3,380     3.24%

 Now accounts                                                  $  358,617     $ 1,193     1.33%     $  328,574     $ 1,067     1.30%

 Money market demand accounts                                  $  191,310     $ 1,751     3.66%     $  194,126     $ 1,753     3.61%

 Certificate accounts                                          $1,971,055     $29,985     6.09%     $1,729,640     $22,986     5.32%

 Borrowed funds (g)                                            $  290,034     $ 3,921     5.41%     $  280,009     $ 3,851     5.50%
                                                               ----------     -------     ----      ----------     -------     ----

Total interest bearing liabilities                             $3,229,279     $40,143     4.97%     $2,949,180     $33,037     4.48%

Noninterest bearing liabilities                                $  177,735                           $  133,867
                                                               ----------                           ----------

Total liabilities                                              $3,407,014                           $3,083,047

Shareholders' equity                                           $  265,514                           $  239,957
                                                               ----------                           ----------

TOTAL LIABILITIES AND EQUITY                                   $3,672,528                           $3,323,004
                                                               ==========                           ==========

Net interest income/Interest rate spread                                      $29,086     2.96%                    $28,310     3.30%

Net interest earning assets/Net interest margin                $  261,454                 3.33%     $  206,341                 3.59%

Ratio of interest earning assets to
 interest bearing liabilities                                      1.08 X                               1.07 X
------------------------------------------------------------------------------------------------------------------------------------

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

                  Three months ended March 31, 2001 and 2000

------------------------------------------------------------------------------------------------------
                                                                               Rate/             Net
                                             Rate           Volume            Volume            Change
------------------------------------------------------------------------------------------------------
Interest earning assets:

  Loans receivable                         $  1,015           $5,782            $  118          $6,915

  Mortgage-backed securities                  ($128)          $  214               ($4)         $   82

  Investment securities                    $    326           $  508            $   44          $  878

  FHLB stock                                    ($3)          $    0            $    0             ($3)

  Other interest earning deposits              ($72)          $  125              ($43)         $   10
                                           --------           ------            ------          ------

Total interest earning assets              $  1,138           $6,629            $  115          $7,882

Interest bearing liabilities:

  Savings accounts                             ($98)          $   11            $    0            ($87)

  Now accounts                             $     26           $   98            $    2          $  126

  Money market demand accounts             $     24             ($25)              ($1)            ($2)

  Certificate accounts                     $  3,326           $3,208            $  465          $6,999

  Borrowed funds                               ($66)          $  138               ($2)         $   70
                                           --------           ------            ------          ------

Total interest bearing liabilities         $  3,212           $3,430            $  464          $7,106


Net change in net interest income           ($2,074)          $3,199             ($349)         $  776
                                           ========           ======            ======          ======
------------------------------------------------------------------------------------------------------

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

                                                                        Nine Months Ended March 31,

                                                             2001                                          2000
--------------------------------------------------------------------------------------------------------------------------------
                                              AVERAGE.     INTEREST      AVG               AVERAGE       INTEREST         AVG.
                                              BALANCE                   YIELD/             BALANCE                       YIELD
                                                                         COST                                            /COST
--------------------------------------------------------------------------------------------------------------------------------
 ASSETS:
 ------
 Interest earning assets:

  Loans receivable (a) (b)                    $2,677,988     $165,495    8.24%            $2,408,663      $145,261          8.04%

  Mortgage-backed securities (c)              $  432,691     $ 21,863    6.74%            $  411,075      $ 20,072          6.51%

  Investment securities (c) (d) (e)           $  226,600     $ 13,189    7.76%            $  222,020      $ 11,902          7.15%

  FHLB stock                                  $   21,269     $  1,129    7.08%            $   20,371      $  1,050          6.87%

  Other interest earning deposits             $   14,219     $    520    4.88%            $   14,073      $    703          6.66%
                                              ----------     --------    ----             ----------      --------          ----
                                              $3,372,767     $202,196    7.99%            $3,076,202      $178,988          7.76%
 Total interest earning assets

 Noninterest earning assets (f)               $  161,510                                  $  175,838
                                              ----------                                  ----------

 TOTAL ASSETS                                 $3,534,277                                  $3,252,040
                                              ==========                                  ==========


 LIABILITIES AND SHAREHOLDERS' EQUITY:
 -------------------------------------

 Interest bearing liabilities:

  Savings accounts                            $  419,957     $ 10,009    3.18%            $  416,211      $ 10,212          3.27%

  Now accounts                                $  346,365     $  3,417    1.32%            $  333,408      $  3,504          1.40%

  Money market demand accounts                $  184,902     $  5,121    3.69%            $  184,843      $  5,168          3.73%

  Certificate accounts                        $1,883,626     $ 85,148    6.03%            $1,639,003      $ 65,961          5.37%

  Borrowed funds (g)                          $  278,620     $ 12,645    6.05%            $  319,134      $ 13,179          5.51%
                                              ----------     --------    ----             ----------      --------          ----

 Total interest bearing liabilities           $3,113,470     $116,340    4.98%            $2,892,599      $ 98,024          4.52%

 Noninterest bearing liabilities              $  163,301                                  $  122,561
                                              ----------
 Total liabilities                            $3,276,771                                  $3,015,160

 Shareholders' equity                         $  257,506                                  $  236,880
                                              ----------                                  ----------

 TOTAL LIABILITIES AND EQUITY                 $3,534,277                                  $3,252,040
                                              ==========                                  ==========


 Net interest income/Interest rate spread                    $ 85,856    3.01%                            $ 80,964          3.24%

 Net interest earning assets/Net interest     $  259,297                 3.39%            $  183,603                        3.51%
  margin

 Ratio of interest earning assets to              1.08 X                                      1.06 X
  interest bearing liabilities
--------------------------------------------------------------------------------------------------------------------------------

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


                   Nine months ended March 31, 2001 and 2000

-------------------------------------------------------------------------------------------------------
                                                                             Rate/          Net
                                           Rate            Volume            Volume        Change
-------------------------------------------------------------------------------------------------------

Interest earning assets:

  Loans receivable                         $  3,590          $ 16,243            $  401         $20,234

  Mortgage-backed securities               $    699          $  1,055            $   37         $ 1,791

  Investment securities                    $  1,020          $    246            $   21         $ 1,287

  FHLB stock                               $     31          $     46            $    2         $    79

  Other interest earning deposits             ($188)         $      7               ($2)          ($183)
                                           --------          --------            ------         -------
Total interest earning assets              $  5,152          $ 17,597            $  459         $23,208


Interest bearing liabilities:

  Savings accounts                            ($292)         $     92               ($3)          ($203)

  Now accounts                                ($215)         $    136               ($8)           ($87)

  Money market demand accounts                 ($49)         $      2            $    0            ($47)

  Certificate accounts                     $  8,129          $  9,845            $1,213         $19,187

  Borrowed funds                           $  1,305           ($1,673)            ($166)          ($534)
                                           --------          --------            ------         -------

Total interest bearing liabilities         $  8,878          $  8,402            $1,036         $18,316


Net change in net interest income           ($3,726)         $  9,195             ($577)        $ 4,892
                                           ========          ========            ======         =======
-------------------------------------------------------------------------------------------------------

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

Net interest income simulation. Given a parallel shift of 2% in interest rates, the estimated net interest margin may not decrease by more than 20% within a one-year period.

Market value of equity simulation. The market value of the Company's equity is the present value of the Company's assets and liabilities. Given a parallel shift of 2% in interest rates, the market value of equity may not decrease by more than 50% of total shareholders' equity.

The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at March 31, 2001 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the March 31, 2001 levels.

                                                                               Increase          Decrease
                                                                       -----------------  ---------------
Parallel shift in interest rates over the next 12 months                   1.0%     2.0%     1.0%    2.0%
                                                                       -------    -----    -----   -----
Projected percentage increase/(decrease) in net income                    13.9%    (9.0%)   45.8%   38.4%
Projected increase/(decrease) in return on average equity                  0.9%    (1.3%)    4.1%    3.4%
Projected increase/(decrease) in earnings per share                     $  .08    ($.05)   $ .26   $ .22
Projected percentage increase/(decrease) in market value of equity       (16.9%)  (33.3%)    7.9%   17.4%

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

On January 31, 2001 the Company completed its purchase of the Warren, Pennsylvania office of First Affiliated Investment Group through its subsidiary Northwest Financial Services, Inc. The First Affiliated office provides financial consulting and full service brokerage to the greater Warren Area. The acquisition was accounted for using the purchase method of accounting.

On April 27, 2001 the Company completed its acquisition of Heritage Trust Company, an independent investment management and trust company headquartered in Erie, Pennsylvania. With assets under management of almost $300 million, Heritage provides a wide range of investment management and trust services for individuals, businesses and charitable organizations throughout northwestern Pennsylvania. The transaction was accounted for using the purchase method of accounting.

Plan of Charter Conversion
--------------------------

Both the Board of Directors and shareholders have approved a Plan of Charter Conversion by which the Company would convert from a Pennsylvania corporation to a Federal corporation chartered by the Office of Thrift Supervision ("OTS"). This action was taken in light of the decision by the Board of Trustees of the Mutual Holding Company similarly to convert the Mutual Holding Company's charter to a Federal charter from a Pennsylvania Charter. The primary regulator(s) would also change from the current Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking to the OTS. Each of the Company's savings bank subsidiaries, however, would retain its state savings bank charter. The change of charter application has been submitted to the OTS and is pending final regulatory approval.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

      (a)  Exhibit No. 11 Statement re: computation of per share earnings

                                                            Three Months   Three Months
                                                               Ended          Ended
                                                           March 31,2001  March 31,2000
                                                           -------------  --------------

Net income applicable to common stock                        $ 6,636,469    $  7,216,272

Weighted-average common shares outstanding                    47,402,220      47,360,769
                                                             -----------    ------------

 Basic earnings per share                                    $      0.14    $       0.15
                                                             ===========    ============

Weighted-average common shares outstanding                    47,402,220      47,360,769

Common stock equivalents due to effect of stock options          422,969         218,176
                                                             -----------    ------------

Total weighted-average common shares and equivalents          47,825,189      47,578,945

 Diluted earnings per share                                  $      0.14    $       0.15
                                                             ===========    ============

                                                             Nine Months      Nine Months
                                                               Ended             Ended
                                                           March 31, 2000   March 31, 2001
                                                           --------------   --------------
Net income applicable to common stock                        $19,869,666    $ 19,327,288

Weighted-average common shares outstanding                    47,383,863      47,286,281
                                                             -----------    ------------

 Basic earnings per share                                    $      0.42    $       0.41
                                                             ===========    ============

Weighted-average common shares outstanding                    47,383,863      47,286,281

Common stock equivalents due to effect of stock options          328,711         291,158
                                                             -----------    ------------

Total weighted-average common shares and equivalents          47,712,574      47,577,439

 Diluted earnings per share                                  $      0.42    $       0.41
                                                             ===========    ============

      (b)  No Form 8-K reports were filed during the quarter

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                            NORTHWEST BANCORP, INC.



Date: May 14, 2001            By: /s/ William J. Wagner
      --------------              ----------------------------------------------
                                      William J. Wagner
                                      Chief Financial Officer and Chief
                                        Operating Officer
                                      (Chief Financial and Accounting Officer
                                        and Duly Authorized Representative)