Form 10-K
period 2001-06-30
NORTHWEST BANCORP INC
filed 2001-09-28
CIK 1042064

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2001

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                   to
                                        -----------------    ------------------

                           COMMISSION FILE NO. 0-23817

                             NORTHWEST BANCORP, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

                 UNITED STATES                                  23-2900888
        ---------------------------------                  --------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification Number)

LIBERTY AND SECOND STREETS, WARREN, PENNSYLVANIA                  16365
------------------------------------------------               ----------
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

         As of September 25, 2001, there were issued and outstanding 47,434,402 shares of the Registrant's Common Stock, including 35,366,218 shares held by Northwest Bancorp, M.H.C., the Registrant's mutual holding company.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, which amount includes voting stock held by officers and directors, computed by reference to the last sale price on September 25, 2001, as reported by the Nasdaq National Market, was approximately $121.9 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Proxy Statement for the 2001 Annual Meeting of Stockholders of the Registrant (Part III).

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         NORTHWEST BANCORP, INC.

         Northwest Bancorp, Inc. is a Federal corporation formed on June 29, 2001, as the successor to a Pennsylvania corporation of the same name. Both the Federal corporation and its Pennsylvania predecessor are referred to as the "Company." The Company became the stock holding company of Northwest Savings Bank (the "Bank") in a transaction (the "Two-Tier Reorganization") that was approved by the Bank's stockholders in December of 1997, and completed in February of 1998. In the Two-Tier Reorganization, each share of the Bank's common stock was converted into and became a share of common stock of the Company, par value $0.10 per share (the "Common Stock"), and the Bank became a wholly-owned subsidiary of the Company. Northwest Bancorp, MHC (the "Mutual Holding Company"), which owned a majority of the Bank's outstanding shares of common stock immediately prior to completion of the Two-Tier Reorganization, became the owner of the same percentage of the outstanding shares of Common Stock of the Company immediately following the completion of the Two-Tier Reorganization. As of June 30, 2001, the primary activity of the Company was the ownership of all of the issued and outstanding common stock of the Bank and of Jamestown Savings Bank ("Jamestown"). Jamestown was formed in November of 1995 as a de novo New York-chartered savings bank headquartered in Jamestown, New York.

         As of June 30, 2001, the Company, through the Bank and Jamestown, operated 118 community banking offices throughout its market area in northwest, southwest and central Pennsylvania, southwestern New York, and eastern Ohio. The Company, through the Bank and its wholly owned subsidiaries, also operates 44 consumer lending offices throughout Pennsylvania and one consumer lending office in New York. The Company has focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. The Company, directly or through its subsidiaries, also emphasizes the origination of consumer loans, including home equity, second mortgage, education and other consumer loans. To a lesser extent, the Company also originates multifamily residential and commercial real estate loans and commercial business loans.

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

         NORTHWEST SAVINGS BANK

         The Bank is a Pennsylvania-chartered stock savings bank headquartered in Warren, which is located in northwestern Pennsylvania. The Bank is a community-oriented institution offering traditional deposit and loan products, and through a subsidiary, consumer finance services. The Bank's mutual savings bank predecessor was founded in 1896. The Bank in its current stock form was established on November 2, 1994, as a result of the reorganization (the "Reorganization") of the Bank's mutual predecessor into a mutual holding company structure. At the time of the Reorganization, the Bank issued a majority of its to-be outstanding shares of common stock to the Mutual Holding Company (which was formed in connection with the Reorganization) and sold a minority of its to-be outstanding shares to stockholders other than the Mutual Holding Company in a stock offering conducted as part of the Reorganization.

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

         Jamestown was capitalized through an initial public offering of 761,866 shares of common stock, including 400,000 shares that were purchased by the Mutual Holding Company. The Mutual Holding Company continued to accumulate additional ownership in Jamestown and in February 1998 sold its entire ownership position, consisting of 490,050 shares, to the Company. On July 8, 1998 the Company conducted a tender offer for the remaining shares of Jamestown, and acquired 100% of the outstanding shares of Jamestown as of July 31, 1998.

         As of June 30, 2001, Jamestown had five offices in southwestern New
York.

MARKET AREA

         The Company has been, and intends to continue to be, an independent community-oriented financial institution offering a wide variety of financial services to meet the needs of the communities it serves. The Company is headquartered in Warren, Pennsylvania which is located in the northwestern region of Pennsylvania, and the Company has its highest concentration of deposits and loans in the portion of its office network located in northwestern Pennsylvania. Since the early 1990s, the Company has expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania. As of June 30, 2001, the Company operated in Pennsylvania 109 community banking offices and 44 consumer finance offices located in the counties of Allegheny, Armstrong, Bedford, Berks, Blair, Butler, Cambria, Centre, Chester, Clarion, Clearfield, Clinton, Columbia, Crawford, Cumberland, Dauphin, Elk, Erie, Fayette, Forest, Huntingdon, Indiana, Jefferson, Lawrence, Lancaster, Lebanon, Luzerne, Lycoming, McKean, Mercer, Mifflin, Northumberland, Potter, Schuylkill, Tioga, Venango, Warren, Washington, Westmoreland and York. In addition, the Company operated in Ohio four community banking offices located in the counties of Ashtabula, Geauga and Lake. Through Jamestown, the Company operated in New York five community banking offices located in the counties of Chautauqua, Erie and Cattaraugus. The Company, through the Bank and its subsidiaries, also operates one consumer finance office in southwestern New York.

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

                                                                               AT JUNE 30,
                                   ------------------------------------------------------------------------------------------------
                                          2001               2000                1999                1998               1997
                                   -----------------   -----------------   -----------------  ------------------ ------------------
                                    AMOUNT   PERCENT    AMOUNT  PERCENT     AMOUNT  PERCENT    AMOUNT   PERCENT   AMOUNT    PERCENT
                                   -------   -------   -------  -------     ------  -------    ------   -------   -------   -------
                                                                        (DOLLARS IN THOUSANDS)
Real estate:
  One- to four-family ............$2,005,020   68.7% $1,836,154   70.9%  $1,718,002   73.8%  $1,368,736    69.4%  $1,096,315   68.8%
  Multifamily and commercial......   249,049    8.5     192,897    7.5      152,466    6.6      128,831     6.5      100,912    6.3
                                   ---------  -----  ----------  -----   ----------  -----   ----------   -----   ----------  -----
    Total real estate loans....... 2,254,069   77.2   2,029,051   78.4    1,870,468   80.4    1,497,567    75.9    1,197,227   75.1
Consumer:
  Home improvement................    58,435    2.0      44,848    1.7       39,067    1.7       33,963     1.7       37,607    2.4
  Education loans.................    77,753    2.7      70,619    2.7       64,341    2.8       59,791     3.0       53,542    3.3
  Loans on savings accounts.......     8,923    0.3       8,052    0.3        6,263    0.3        6,898     0.4        7,176    0.5
  Other (1).......................   430,232   14.7     387,423   15.0      305,812   13.1      252,443    12.8      212,472   13.3
                                   ---------  -----  ----------  -----   ----------  -----   ----------   -----   ----------  -----
    Total consumer loans .........   575,343   19.7     510,942   19.7      415,483   17.9      353,095    17.9      310,797   19.5
Commercial business...............    89,784    3.1      49,992    1.9       40,039    1.7      123,188     6.2       86,087    5.4
                                   ---------  -----  ----------  -----   ----------  -----   ----------   -----   ----------  -----
    Total loans receivable, gross. 2,919,196  100.0%  2,589,985  100.0%   2,325,990  100.0%   1,973,850   100.0%   1,594,111  100.0%
                                              =====              =====               =====                =====               =====

Deferred loan fees................    (2,517)            (1,829)               (923)             (1,357)              (2,384)
Undisbursed loan proceeds.........   (39,808)           (25,266)            (23,056)            (49,435)             (41,618)
Allowance for loan losses
  (real estate loans).............   (11,629)           (11,334)            (10,619)             (8,103)              (6,898)
Allowance for loan losses
  (other loans)...................    (8,661)            (6,926)             (6,154)             (7,666)              (6,713)
                                   ----------        ----------          ----------          ----------           ----------
    Total loans receivable, net... $2,856,581        $2,544,630          $2,285,238          $1,907,289           $1,536,498
                                   ==========        ==========          ==========          ==========           ==========

----------
(1) Consist primarily of automobile loans and secured and unsecured personal loans.

         FIXED- AND ADJUSTABLE-RATE LOANS. Set forth below are selected data regarding the dollar amounts of the Company's total loans represented by fixed- and adjustable-rate loans at the dates indicated.

                                                                           AT JUNE 30,
                              ----------------------------------------------------------------------------------------------------
                                     2001                 2000                1999                 1998                 1997
                              ------------------    -----------------   -----------------   ------------------   -----------------
                               AMOUNT   PERCENT      AMOUNT  PERCENT     AMOUNT  PERCENT     AMOUNT   PERCENT     AMOUNT   PERCENT
                               ------   -------      ------  -------     ------  -------     ------   -------     ------   -------
                                                                     (DOLLARS IN THOUSANDS)
Real estate loans:
  Adjustable................ $  170,054    5.8%   $  108,628    4.2%  $   99,029    4.3%   $   55,493    2.8%   $   78,568     4.9%
  Fixed.....................  2,084,015   71.4     1,920,423   74.2    1,771,439   76.1     1,442,074   73.1     1,118,659    70.2
                             ----------  -----    ----------  -----   ----------  -----    ----------  -----    ----------   -----
   Total real estate loans..  2,254,069   77.2     2,029,051   78.4    1,870,468   80.4     1,497,567   75.9     1,197,227    75.1

Other loans:
  Adjustable................    197,403    6.8       151,177    5.8      132,873    5.7       117,100    5.9       117,301     7.4
  Fixed.....................    467,724   16.0       409,757   15.8      322,649   13.9       359,183   18.2       279,583    17.5
                             ----------  -----    ----------  -----   ----------  -----    ----------  -----    ----------   -----
   Total other loans........    665,127   22.8       560,934   21.6      455,522   19.6       476,283   24.1       396,884    24.9
                             ----------  -----    ----------  -----   ----------  -----    ----------  -----    ----------   -----
                             $2,919,196  100.0%   $2,589,985  100.0%  $2,325,990  100.0%   $1,973,850  100.0%   $1,594,111   100.0%
                             ==========  =====    ==========  =====   ==========  =====    ==========  =====    ==========   =====

         LOAN MATURITY AND REPRICING SCHEDULE. The following table sets forth the maturity or period of repricing of the Company's loan portfolio at June 30, 2001. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

                                                                                                 BEYOND
                                       WITHIN          1-2            2-3           3-5            5
                                       1 YEAR         YEARS          YEARS         YEARS          YEARS           TOTAL
                                      ---------     ---------      ---------      --------       --------       ---------
                                                                      (IN THOUSANDS)
Real estate loans:
 One- to four-family residential..   $  125,510     $   84,517     $   87,019     $  174,175     $1,493,991     $1,965,212
 Multifamily and commercial ......       80,398         21,649         19,834         56,244         70,924        249,049
Consumer loans ...................      251,699         81,831         72,735        109,662         59,416        575,343
Commercial business loans ........       49,663         12,847          8,073         11,447          7,754         89,784
                                     ----------     ----------     ----------     ----------     ----------     ----------
    Total loans ..................   $  507,270     $  200,844     $  187,661     $  351,528     $1,632,085     $2,879,388
                                     ==========     ==========     ==========     ==========     ==========     ==========


         FIXED- AND ADJUSTABLE-RATE LOAN SCHEDULE. The following table sets forth at June 30, 2001, the dollar amount of all fixed-rate and adjustable-rate loans due after June 30, 2002. Adjustable- and floating-rate loans are included in the period in which they are contractually due.

                                             FIXED        ADJUSTABLE        TOTAL
                                             -----        ----------        -----
                                                        (IN THOUSANDS)
Real estate loans:
  One- to four-family residential.....     $1,831,821     $   44,878     $1,876,699
  Multifamily and commercial .........        115,315         62,604        177,919
Consumer .............................        323,583         80,704        404,287
Commercial ...........................         34,318         38,811         73,129
                                           ----------     ----------     ----------
  Total ..............................     $2,305,037     $  226,997     $2,532,034
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

         The Company currently offers adjustable-rate mortgage loans with initial interest rate adjustment periods of one, three and five years, based on changes in a designated market index. The Company determines whether a borrower qualifies for an adjustable-rate mortgage loan based on the fully indexed rate of the adjustable-rate mortgage loan at the time the loan is originated. One- to four-family residential adjustable-rate mortgage loans totalled $47.1 million, or 1.6% of the Company's gross loan portfolio at June 30, 2001.

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

         In the past, the Company purchased loans that are serviced by other institutions and that are secured by one- to four-family residences. At June 30, 2001, the Company's portfolio of loans serviced by others totaled $1.5 million. The Company currently has no formal plans to enter into new loan participations.

         Included in the Company's $2.005 billion of one- to four-family residential real estate loans are construction loans and land loans of $60.5 million, or 2.1% of the Company's total loan portfolio. The Company offers fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one- to four-family residences in the Company's market area to builders or to owners who have a contract for construction. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. During the construction phase the loans have a fixed interest rate and convert into either a fixed-rate or an adjustable-rate mortgage loan at the end of the construction period. Advances are made as construction is completed. In addition, the Company originates loans within its market area that are secured by individual unimproved or improved lots. Land loans are currently offered with fixed-rates for terms of up to 10 years. The maximum loan-to-value ratio for the Company's land loans is 75% of the appraised value, and the maximum loan-to-value ratio for the Company's construction loans is 95% of the lower of cost or appraised value.

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

         MULTIFAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Company's multifamily residential real estate loans are secured by multifamily residences, such as rental properties. The Company's commercial real estate loans are secured by nonresidential properties such as hotels, church property, and retail establishments. At June 30, 2001, a significant portion of the Company's multifamily residential and commercial real estate loans were secured by properties located within the Company's market area. The Company's largest multifamily residential real estate loan relationship at June 30, 2001, had a principal balance of $4.7 million, and was collateralized by a condominium project in Allegheny County, Pennsylvania. The Company's largest commercial real estate loan at June 30, 2001, had a principal balance of $8.0 million and was collateralized by land and real estate in St. George, Utah. Multifamily residential and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates. The terms of each multifamily residential and commercial real estate loan are negotiated on a case-by- case basis. The Company generally makes multifamily residential and commercial real estate loans up to 75% of the appraised value of the property collateralizing the loan.

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

         CONSUMER LOANS. The principal types of consumer loans offered by the Company are adjustable-rate home equity lines of credit and variable-rate education loans, and fixed-rate consumer loans such as second mortgage loans, automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by deposit accounts. Consumer loans are offered with maturities generally of less than ten years. The Company's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less. Such loans are offered on an adjustable-rate basis with terms of up to ten years. At June 30, 2001, the disbursed portion of home equity lines of credit totalled $58.4 million, or 10.2%, of consumer loans, with $100.3 million remaining undisbursed.

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

         COMMERCIAL BUSINESS LOANS. The Company currently offers commercial business loans to existing customers to finance various activities in the Company's market area, some of which are secured in part by additional real estate collateral. The largest commercial business loan had a principal balance of $6.6 million, and was secured by marketable securities.

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

         LOAN ORIGINATIONS, SOLICITATION, PROCESSING, AND COMMITMENTS. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, mortgage brokers and walk-in customers. All of the Company's loan originators are salaried employees, and the Company does not pay commissions in connection with loan originations. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an in-house appraiser or an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. A loan processor in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. The Company has a formal loan policy which assigns lending limits to the Company's various loan officers. Also, the Company has a Credit Committee and a Senior Loan Committee which meets as needed to review and verify that the assigned lending limits are being followed and to monitor the Company's lending policies and the Company's loan activity. The Senior Loan Committee also has lending authority as designated in the Company's loan policy which is approved by the Board of Directors. Loans exceeding the limits established for the Senior Loan Committee must be approved by the Executive Committee of the Board of Directors or by the entire Board of Directors. The Company's policy is to make no loans either individually or in the aggregate to one entity in excess of $7.5 million. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Company, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At June 30, 2001, the Company had commitments to originate $43.8 million of loans.

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

         ORIGINATION, PURCHASE AND SALE OF LOANS. The table below shows the Company's originations of loans for the periods indicated.

                                                                              YEARS ENDED JUNE 30,
                                                                         2001         2000         1999
                                                                       ---------    ---------    ---------
                                                                                 (IN THOUSANDS)
Loans receivable, gross, at beginning of period...................     $2,589,985   $2,325,990   $1,973,850
Originations......................................................        776,001      629,104      881,861
Principal repayments..............................................       (450,120)    (408,837)    (512,069)
Loan purchases including acquisitions.............................         57,213       46,933       22,558
Loan sales and change in undisbursed loan proceeds................        (50,503)      (1,580)     (36,832)
Transfer to REO...................................................         (3,380)      (1,625)      (3,378)
                                                                       -----------  ----------   ----------
    Loans receivable, gross, at end of period.....................     $2,919,196   $2,589,985   $2,325,990
                                                                       ==========   ==========   ==========


         LOAN ORIGINATION FEES AND OTHER INCOME. In addition to interest earned on loans, the Company generally receives loan origination fees. To the extent that loans are originated or acquired for the Company's portfolio, Statement of Financial Accounting Standards No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At June 30, 2001 the Company had $2.5 million of net deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

         In addition to loan origination fees, the Company also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from operations of real estate owned ("REO"). The Company recognized fees and service charges of $10.0 million, $7.0 million and $4.5 million, for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

         LOANS-TO-ONE BORROWER. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At June 30, 2001, the largest aggregate amount loaned by the Company to one borrower totaled $8.0 million and was secured by land and real estate. The Company's second largest lending relationship totaled $6.9 million and was secured by business personal property and commercial real estate. The Company's third largest lending relationship totaled $6.6 million and was secured by marketable securities. The Company's fourth largest lending relationship was for $5.4 million and was secured by commercial real estate. The Company's fifth largest lending relationship totaled $5.3 million and was secured by commercial real estate and inventory.

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

         Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as REO until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss reserve allocations, the difference is charged against the allowance for loan losses. Any subsequent write-down of REO is charged against earnings.

         LOANS PAST DUE AND NONPERFORMING ASSETS. The following table sets forth information regarding the Company's loans 30 days or more past due, nonaccrual loans 90 days or more past due, and real estate acquired or deemed acquired by foreclosure at the dates indicated. Effective November 1998, the Company changed its policy so that a loan is considered past due if less than 90% of a contractually-due payment has been paid. Prior to this change, a loan was considered past due only if no amount had been paid. As a result of this change, the Company recorded a significant increase in the amount of loans which were 90 days or more past due as of June 30, 1999. When a loan is delinquent 90 days or more, the Company fully reserves all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Company did not have any material restructured loans within the meaning of SFAS 15.


                                                                              AT JUNE 30,
                                                 ---------------------------------------------------------------------
                                                        2001              2000         1999         1998         1997
                                                 ------------------      -------      -------      -------      -------
                                                 NUMBER     BALANCE
                                                 ------     -------
                                                                       (DOLLARS IN THOUSANDS)
Loans past due 30 days to 59 days:
  One- to four-family residential loans ....          77     $ 3,055     $ 2,030      $ 3,632      $ 4,842      $ 3,224
  Multifamily and commercial loans .........          12       1,184         806          320           79           --
  Consumer loans ...........................         734       3,439       2,108        3,491        3,632        2,477
  Commercial business loans ................          18         418         535           --          458          183
                                                 -------     -------     -------      -------      -------      -------
   Total loans past due 30 days to 59 days .         841     $ 8,096     $ 5,479      $ 7,443      $ 9,011      $ 5,884
                                                 -------     -------     -------      -------      -------      -------

Loans past due 60 days to 89 days:
  One- to four-family residential loans ....          81     $ 3,001     $ 2,205      $ 4,895      $ 2,386      $ 1,491
  Multifamily and commercial loans .........           5         248         152          314          219         --
  Consumer loans ...........................         354       1,262         777          957          954          908
  Commercial business loans ................           9         758          47         --            841          180
                                                 -------     -------     -------      -------      -------      -------
   Total loans past due 60 days to 89 days .         449     $ 5,269     $ 3,181      $ 6,166      $ 4,400      $ 2,579
                                                 -------     -------     -------      -------      -------      -------

Loans past due 90 days or more (1):
  One- to four-family residential loans ....         144     $ 6,874     $ 5,753      $ 8,623      $ 6,013      $ 6,229
  Multifamily and commercial loans .........          12       2,296       1,923        2,141          390        2,585
  Consumer loans ...........................         755       3,129       2,459        2,202        1,631        1,161
  Commercial business loans ................          14       5,336         125        3,150          578          455
                                                 -------     -------     -------      -------      -------      -------
   Total loans past due 90 days or more ....         925     $17,635     $10,260      $16,116      $ 8,612      $10,430
                                                 -------     -------     -------      -------      -------      -------

Total loans 30 days or more past due .......       2,215     $31,000     $18,920      $29,725      $22,023      $18,893
                                                 =======     =======     =======      =======      =======      =======

Total loans 90 days or more past due (1) ...         925     $17,635     $10,260      $16,116      $ 8,612      $10,430

Total REO ..................................          51       3,697       2,144        3,383        3,506        4,549
                                                 -------     -------     -------      -------      -------      -------

Total loans 90 days or more past due
  and REO to total assets ..................         976     $21,332     $12,404      $19,499      $12,118      $14,979
                                                 =======     =======     =======      =======      =======      =======

Total loans 90 days or more past due to
  net loans receivable .....................                     .62%        .40%         .71%         .45%         .68%

Total loans 90 days or more past due
  and REO to total assets ..................                     .55%        .36%         .63%         .47%         .72%

----------

(1) The Company classifies as nonperforming all loans 90 days or more delinquent.

         During the fiscal year ended June 30, 2001, gross interest income of approximately $1.4 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. No interest income on nonaccrual loans was included in income during such period.

         CLASSIFICATION OF ASSETS. The Company's policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as debt and equity securities, considered to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. At June 30, 2001, the Company had 17 loans, with an aggregate principal balance of $17.6 million, designated as special mention.

         When a savings bank classifies problem assets as either substandard or doubtful, it is required to establish general valuation allowances or "loss reserves" in an amount deemed prudent by management. General valuation represents loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings bank classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. A savings bank's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations. The Company's largest classified assets are also the Company's largest nonperforming assets.

         The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                                                        AT JUNE 30,
                                                                       -----------------------------------------
                                                                        2001             2000              1999
                                                                       -------          -------          -------
                                                                                    (IN THOUSANDS)
Substandard assets............................................         $35,011          $21,448          $30,852
Doubtful assets...............................................              33               35               99
Loss assets...................................................             160               20               20
                                                                       -------          -------          -------
   Total classified assets....................................         $35,204          $21,503          $30,971
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

         ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                YEARS ENDED JUNE 30,
                                                         ----------------------------------------------------------------------
                                                            2001           2000           1999           1998           1997
                                                         ----------     ----------     ----------     ----------     ----------
                                                                                     (IN THOUSANDS)
Net loans receivable .................................   $2,856,581     $2,544,630     $2,285,238     $1,907,289     $1,536,498
Average loans outstanding ............................    2,715,012      2,436,260      2,128,480      1,690,412      1,449,807

Allowance for loan losses balance at
  beginning of period ................................       18,260         16,773         15,769         13,611         13,130
Provision for loan losses ............................        5,347          4,149          3,629          4,072          2,491
Charge-offs:
  Real estate loans ..................................         (176)          (289)          (514)          (132)          (383)
  Consumer loans .....................................       (3,528)        (2,987)        (3,049)        (2,384)        (2,004)
  Commercial loans ...................................         (158)          --             (101)          --             (150)
                                                         ----------     ----------     ----------     ----------     ----------
   Total charge-offs .................................       (3,862)        (3,276)        (3,664)        (2,516)        (2,537)
                                                         ----------     ----------     ----------     ----------     ----------
Recoveries:
  Real estate loans ..................................           32             75            367           --               10
  Consumer loans .....................................          453            481            470            393            363
  Commercial loans ...................................           60             33             61           --                1
                                                         ----------     ----------     ----------     ----------     ----------
   Total recoveries ..................................          545            589            898            393            374
Acquired through acquisition .........................         --               25            141            209            153
                                                         ----------     ----------     ----------     ----------     ----------
  Allowance for loan losses balance at end of period..   $   20,290     $   18,260     $   16,773     $   15,769     $   13,611
                                                         ==========     ==========     ==========     ==========     ==========

Allowance for loan losses as a percentage of net
  loans receivable ...................................         0.71%          0.72%          0.73%          0.83%          0.89%
Net loans charged-off as a percentage of average
  loans outstanding ..................................         0.14%          0.13%          0.17%          0.15%          0.17%
Allowance for loan losses as a percentage of
  nonperforming loans ................................       115.06%        177.97%        104.08%        183.10%        130.50%
Allowance for loan losses as a percentage
  of nonperforming loans and REO .....................        95.12%        147.21%         86.02%        130.13%         90.87%


         ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.

                                                                       AT JUNE 30,
                             ---------------------------------------------------------------------------------------------------
                                    2001                2000                1999               1998                  1997
                             ------------------   -----------------   -----------------   -----------------   ------------------
                                        % OF                % OF                 % OF               % OF                 % OF
                                        TOTAL               TOTAL                TOTAL              TOTAL                TOTAL
                              AMOUNT   LOANS(1)   AMOUNT   LOANS(1)   AMOUNT   LOANS(1)   AMOUNT   LOANS(1)   AMOUNT    LOANS(1)
                             -------   --------   -------  --------   ------   --------   ------   --------   -------   --------
                                                                   (DOLLARS IN THOUSANDS)
Balance at end of period
  applicable to:
Real estate loans .........  $11,629     77.2%    $11,334     78.4%    $10,619     80.4%  $ 8,103     75.9%   $ 6,898     75.1%
Consumer loans ............    6,682     19.7       5,976     19.7       5,318     17.9     4,957     17.9      4,499     19.5
Commercial business loans..    1,979      3.1         950      1.9         836      1.7     2,709      6.2      2,214      5.4
                             -------    -----     -------    -----     -------    -----   -------    -----    -------    -----

Total allowance for
loan losses ...............  $20,290    100.0%    $18,260    100.0%    $16,773    100.0%  $15,769    100.0%   $13,611    100.0%
                             =======    =====     =======    =====     =======    =====   =======    =====    =======    =====

----------

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

                                                                                      YEARS ENDED JUNE 30,
                                                                             ---------------------------------------
                                                                               2001           2000            1999
                                                                             ---------      ---------      ---------
                                                                                        (IN THOUSANDS)
Mortgage-backed securities balance at beginning of period (1) ..........     $ 420,177      $ 348,257      $ 305,764
Purchases ..............................................................       114,926         96,320        118,514
Sales ..................................................................       (11,127)            --           (772)
Securities acquired by business combination ............................            --             --            351
Increase (decrease) in market value of securities available for sale....         5,725         (5,308)           128
Principal payments and amortization of premiums and discounts ..........       (25,427)       (19,092)       (75,728)
                                                                             ---------      ---------      ---------
Mortgage-backed securities balance at end of period (1) ................     $ 504,274      $ 420,177      $ 348,257
                                                                             =========      =========      =========

Investment securities balance at beginning of period (2) ...............     $ 205,562      $ 240,230      $ 204,213
Purchases ..............................................................        68,982         26,108        108,474
Sales ..................................................................        (3,985)       (29,934)       (26,544)
Securities acquired by business combination ............................            --             --          2,771
Increase (decrease) in market value of securities available for sale ...         7,012         (6,075)        (2,095)
Maturities and amortization of premiums and discounts ..................       (50,935)       (24,767)       (46,589)
                                                                             ---------      ---------      ---------
Investment securities balance at end of period (2) .....................     $ 226,636      $ 205,562      $ 240,230
                                                                             =========      =========      =========

---------
(1) Includes mortgage-backed securities available for sale and held to maturity.

(2) Includes investment securities available for sale and held to maturity.

         AMORTIZED COST AND MARKET VALUE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES. The following table sets forth certain information regarding the amortized cost and market values of the Company's investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.


                                                                                        AT JUNE 30,
                                                         --------------------------------------------------------------------------
                                                                  2001                     2000                      1999
                                                         ---------------------     --------------------      ----------------------
                                                         AMORTIZED      MARKET     AMORTIZED     MARKET      AMORTIZED      MARKET
                                                            COST        VALUE        COST         VALUE         COST         VALUE
                                                         ---------     --------    ---------     --------    ---------     --------
                                                                                      (IN THOUSANDS)
Mortgage-backed securities held to maturity:
  Fixed-rate pass through certificates ..............     $  3,379     $  3,387     $  1,298     $  1,311     $    731     $    772
  Variable-rate pass through certificates ...........        4,743        4,834        5,967        5,967        7,212        7,307
  Fixed-rate collateralized mortgage
   obligations (CMOs) ...............................        2,284        2,373           --           --           --           --
  Variable-rate CMOs ................................      198,934      194,356      132,901      128,197      127,614      126,603
                                                          --------     --------     --------     --------     --------     --------
    Total mortgage-backed securities held
      to maturity ...................................      209,340      204,950      140,166      135,475      135,557      134,682
                                                          --------     --------     --------     --------     --------     --------

Mortgage-backed securities available for sale:
  Fixed-rate pass through certificates ..............     $ 72,522     $ 74,038     $ 84,487     $ 82,772     $ 53,898     $ 52,814
  Variable-rate pass through certificates ...........       15,148       15,252       30,670       29,862        9,342        9,326
  Fixed-rate collateralized mortgage
   obligations (CMOs) ...............................            3            3            8            8           17           17
  Variable-rate CMOs ................................      206,149      205,641      169,459      167,369      148,748      150,543
                                                          --------     --------     --------     --------     --------     --------
    Total mortgage-backed securities available for...      293,822      294,934      284,624      280,011      212,005      212,700
                                                          --------     --------     --------     --------     --------     --------


    Total mortgage-backed securities ................     $503,162     $499,884     $424,790     $415,486     $347,562     $347,382
                                                          ========     ========     ========     ========     ========     ========

Investment securities held to maturity:
  U.S. Government and agency ........................     $ 34,518     $ 35,819     $ 35,993     $ 34,588     $ 56,692     $ 56,614
  Municipal securities ..............................       50,641       50,388       31,848       27,850       31,842       30,422
  Corporate debt issues .............................       44,832       42,215       29,749       24,451       29,773       28,633
                                                          --------     --------     --------     --------     --------     --------
    Total investment securities held to maturity ....     $129,991     $128,422     $ 97,590     $ 86,889     $118,307     $115,669
                                                          ========     ========     ========     ========     ========     ========


Investment securities available for sale:
  U.S. Government and agency ........................     $ 27,220     $ 27,793     $ 50,970     $ 50,593     $ 65,597     $ 65,232
  Municipal securities ..............................       57,538       57,588       55,810       51,387       51,440       50,830
  Corporate debt issues .............................          986          905          985          949          985          955
  Equity securities .................................        7,123       10,359        3,441        5,043        2,155        4,906
                                                          --------     --------     --------     --------     --------     --------
    Total investment securities available for sale        $ 92,867     $ 96,645     $111,206     $107,972     $120,177     $121,923
                                                          ========     ========     ========     ========     ========     ========


         ISSUERS OF MORTGAGE-BACKED SECURITIES. The following table sets forth information regarding the issuers and the carrying value of the Company's mortgage-backed securities held to maturity and mortgage-backed securities available for sale.

                                                                                        AT JUNE 30,
                                                                       --------------------------------------------
                                                                         2001              2000             1999
                                                                       ---------        ---------         ---------
                                                                                        (IN THOUSANDS)
Mortgage-backed securities:
   FNMA...........................................................      $210,548         $149,780          $128,256
   GNMA...........................................................        91,535          103,537            57,881
   FHLMC..........................................................       181,500          146,309           141,017
   Other (non-agency).............................................        20,691           20,551            21,103
                                                                        --------         --------          --------
     Total mortgage-backed securities.............................      $504,274         $420,177          $348,257
                                                                        ========         ========          ========

         INVESTMENT PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for the Company's investment securities and mortgage-backed securities portfolios at June 30, 2001. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.


                                                                          AT JUNE 30, 2001
                           ------------------- ------------------------------------------------------------------------------------
                            ONE YEAR OR LESS   ONE TO FIVE YEARS  FIVE TO TEN YEARS  MORE THAN TEN YEARS            TOTAL
                           ------------------- ------------------ -----------------  -------------------- -------------------------
                                    ANNUALIZED         ANNUALIZED         ANNUALIZED          ANNUALIZED                 ANNUALIZED
                                     WEIGHTED           WEIGHTED           WEIGHTED            WEIGHTED                   WEIGHTED
                           AMORTIZED AVERAGE  AMORTIZED AVERAGE   AMORTIZED AVERAGE  AMORTIZED  AVERAGE  AMORTIZED MARKET  AVERAGE
                             COST     YIELD     COST     YIELD      COST     YIELD     COST      YIELD      COST   VALUE    YIELD
                           --------- -------  --------- --------  --------  -------  -------- ---------- --------  ------ ---------
                                                   (DOLLARS IN THOUSANDS)
Investment securities
held to maturity:
 U.S. Government and
   agency obligations...... $     --    --%   $   --       --%    $13,744    7.22%   $ 20,774      7.30%  $ 34,518 $ 35,819   7.27%
 Municipal securities......       --    --       100     5.25          --      --      50,541      5.08     50,641   50,388   5.08
 Corporate debt issues.....       --    --     1,027    11.51          --      --      43,805      8.65     44,832   42,215   8.71
                            --------  ----    ------    -----     -------     ---    --------      ----   -------- --------   ----
  Total investment
    securities held
    to maturity ........... $     --    --%   $1,127    10.95%    $13,744    7.22%   $115,120      6.97%  $129,991 $128,422   7.03%

Investment securities
available for sale:
 U.S. Government and
   agency obligations...... $ 13,976  6.35%   $5,516     6.08%    $ 1,494    6.41%   $  6,234      7.00%  $ 27,220 $ 27,793   6.45%
 Equity securities.........       --    --        --       --          --      --       7,123       N/A      7,123   10,359    N/A
 Municipal securities......      450  4.55       445     5.77         497    4.95      56,146      5.17     57,538   57,588   5.17
 Corporate debt issues.....       --    --        --       --          --      --         986      4.65        986      905   4.65
                            --------  ----    ------    -----     -------     ---    --------      ----   -------- --------   ----
  Total investment
    securities available
    for sale .............. $ 14,426  6.29%   $5,961     6.06%    $ 1,991    6.05%   $ 70,489      5.34%  $ 92,867 $ 96,645   5.55%

Mortgage-backed
securities held to maturity:
 Pass-through certificates. $  4,743  7.58%   $   --       --%    $    --      --%   $  3,379      7.63%  $  8,122 $  8,122   7.60%
 CMOs......................  198,934  5.54        --       --          --      --       2,284      7.94    201,218  196,729   5.56
                            --------  ----    ------    -----     -------     ---    --------      ----   -------- --------   ----
  Total mortgage-backed
   securities held
   to maturity............. $203,677  5.58%   $   --       --%    $    --      --%   $  5,663      7.75%  $209,340 $204,950   5.64%
Mortgage-backed securities
available for sale:
 Pass through certificates. $ 15,219  5.80%   $  125     5.73%    $ 6,005    6.74%   $ 66,321      7.33%  $ 87,670 $ 89,290   7.02%
 CMOs......................  206,149  5.52         3    10.15          --      --          --        --    206,152  205,644   5.52
                            --------  ----    ------    -----     -------    ----    --------      ----   -------- --------   ----
  Total mortgage-backed
  securities available
  for sale................. $221,368  5.54%   $  128     5.83%    $ 6,005    6.74%   $ 66,321      7.33%  $293,822 $294,934   5.97%
                            --------  ----    ------    -----     -------     ---    --------      ----   -------- --------   ----

Total investment
 securities and
 mortgage-backed
 securities................ $439,471  5.58%   $7,216     6.82%    $21,740    6.98%   $257,593      6.38%  $726,020 $724,951   5.92%
                            ========  ====    ======    =====     =======    ====    ========      ====   ======== ========   ====

SOURCES OF FUNDS

         GENERAL. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization and prepayment of loans and mortgage- backed securities, the maturity of investment securities, operations and, if needed, borrowings from the FHLB. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

         DEPOSITS. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. While the Company accepts deposits of $100,000 or more, it does not offer substantial premium rates for such deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Company does not obtain funds through brokers, nor does it solicit funds outside its market area.

         The following table sets forth the savings activities of the Company for the periods indicated.

                                                                                   YEARS ENDED JUNE 30,
                                                                       -------------------------------------------
                                                                         2001             2000             1999
                                                                       ---------       ---------         ---------
                                                                                        (IN THOUSANDS)
Balance at beginning of period....................................     $2,886,509      $2,463,711       $2,022,503
Net savings activity..............................................        131,763          18,222           90,938
Net checking activity.............................................          2,019          43,240           26,186
Deposits acquired.................................................        137,941         270,810          249,987
                                                                       ----------      ----------       ----------
   Net increase before interest credited..........................        271,723         332,272          367,111
Interest credited.................................................        106,708          90,526           74,097
                                                                       ----------      ----------       ----------
   Net increase in deposits.......................................        378,431         422,798          441,208
                                                                       ----------      ----------       ----------
     Balance at end of period.....................................     $3,264,940      $2,886,509       $2,463,711
                                                                       ==========      ==========       ==========

         The following table sets forth the dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.


                                                                         AT JUNE 30,
                                ------------------------------------------------------------------------------------------------
                                              2001                           2000                             1999
                                ------------------------------  -------------------------------  -------------------------------
                                 BALANCE    PERCENT(1) RATE(2)  BALANCE    PERCENT(1)  RATE(2)    BALANCE    PERCENT(1)  RATE(2)
                                 -------    ---------- -------  -------    ----------  -------    -------    ----------  -------
                                      (DOLLARS IN THOUSANDS)
Savings accounts ............   $  455,031    13.94%   3.17%  $  432,908     15.00%     3.22%    $  409,029     16.60%    3.24%
Checking accounts ...........      522,580    16.00    0.96      470,183     16.29      0.93        389,148     15.80     1.38
Money market accounts .......      208,220     6.38    3.69      183,257      6.35      3.63        164,484      6.68     3.73
Certificates of deposit:
     Maturing within 1 year .    1,691,033    51.79    6.02    1,042,401     36.11      5.24        992,723     40.29     5.22
  Maturing 1 to 3 years .....      313,697     9.61    5.79      660,620     22.89      6.22        417,367     16.94     5.11
  Maturing more than
   3 years ..................       74,379     2.28    6.02       97,140      3.36      5.93         90,960      3.69     5.65
                                ----------   ------    ----   ----------     -----     -----     ----------     -----     ----
   Total certificates .......    2,079,109    63.68    5.99    1,800,161     62.36      5.64      1,501,050     60.92     5.22
                                ----------   ------    ----   ----------     -----     -----     ----------     -----     ----

Total deposits ..............   $3,264,940    100.0%   4.65%  $2,886,509     100.0%     4.38%    $2,463,711     100.0%    4.18%
                                ==========   ======    ====   ==========     =====     =====     ==========     =====     ====

---------
(1)  Represents percentage of total deposits.

(2)  Represents weighted average nominal rate at fiscal year end.

         TIME DEPOSIT RATES. The following table sets forth the time deposits in the Company classified by rates as of the dates indicated:

                                                                                        AT JUNE 30,
                                                                       -----------------------------------------
                                                                          2001            2000          1999
                                                                       -----------    -----------  -------------
             RATE                                                                     (IN THOUSANDS)
             ----
2.00 - 2.99%.........................................................  $      301     $       --    $       --
3.00 - 3.99%.........................................................      79,616          4,485         4,016
4.00 - 4.99%.........................................................     330,509        322,494       552,807
5.00 - 5.99%.........................................................     428,362        911,908       815,790
6.00 - 6.99%.........................................................   1,124,205        546,796       120,294
7.00 - 7.99%.........................................................     116,052         14,417         7,083
8.00% or greater.....................................................          64             61         1,060
                                                                       ----------     ----------    ----------
    Total............................................................  $2,079,109     $1,800,161    $1,501,050
                                                                       ==========     ==========    ==========

         TIME DEPOSIT MATURITIES. The following table sets forth the amount and maturities of time deposits at June 30, 2001.


                                                                                AMOUNT DUE
                                                     ---------------------------------------------------------------
                                                      LESS THAN      1-2           2-3        AFTER 3
                                                      ONE YEAR      YEARS         YEARS        YEARS        TOTAL
                                                      ---------     -----         -----        -----       ------
             RATE                                                            (IN THOUSANDS)
             ----
2.00 - 2.99%......................................    $      255   $      46    $     --      $     --    $      301
3.00 - 3.99%......................................        76,868       2,181          140          427        79,616
4.00 - 4.99%......................................       261,341      39,084       26,249        3,835       330,509
5.00 - 5.99%......................................       305,465      48,749       32,825       41,323       428,362
6.00 - 6.99%......................................       958,865     140,633        8,812       15,895     1,124,205
7.00 - 7.99%......................................        88,239      12,982        1,936       12,895       116,052
8.00% or greater..................................            --          --           60            4            64
                                                      ----------   ---------    ---------     --------    ----------
Total.............................................    $1,691,033   $ 243,675    $  70,022     $ 74,379    $2,079,109
                                                      ==========   =========    =========     ========    ==========


         LARGE CERTIFICATES OF DEPOSIT MATURITIES. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2001.

                                                                                               CERTIFICATES
         MATURITY PERIOD                                                                        OF DEPOSIT
         ---------------                                                                      --------------
                                                                                              (IN THOUSANDS)
          Three months or less.............................................................    $    62,227
          Three through six months.........................................................        104,540
          Six through twelve months........................................................         86,870
          Over twelve months...............................................................         47,072
                                                                                               -----------
            Total..........................................................................    $  300,709
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

                                                                              DURING THE YEAR ENDED JUNE 30,
                                                                       --------------------------------------------
                                                                         2001              2000             1999
                                                                       ---------        ---------         ---------
                                                                                  (DOLLARS IN THOUSANDS)
FHLB Pittsburgh borrowings:
   Average balance outstanding ...................................       $247,291        $264,130         $279,410
   Maximum outstanding at end of any month during period..........        304,583         411,370          359,135
   Balance outstanding at end of period...........................        245,552         201,602          317,387
   Weighted average interest rate during period...................           5.84%           5.53%            5.28%
   Weighted average interest rate at end of period................           5.36%           5.90%            5.59%

Reverse repurchase agreements:
   Average balance outstanding ...................................       $ 24,059        $ 27,627         $ 29,525
   Maximum outstanding at end of any month during period..........         28,997          35,215           43,932
   Balance outstanding at end of period...........................         24,165          31,463           23,905
   Weighted average interest rate during period...................           6.14%           5.50%            5.20%
   Weighted average interest rate at end of period................           4.47%           6.38%            4.91%

Other borrowings:
   Average balance outstanding ...................................       $  7,208        $  8,100         $  7,995
   Maximum outstanding at end of any month during period..........         10,315          10,054            8,682
   Balance outstanding at end of period...........................          6,495           6,876            7,623
   Weighted average interest rate during period...................           7.03%           6.55%            6.74%
   Weighted average interest rate at end of period................           6.65%           6.55%            6.62%

Total borrowings:
   Average balance outstanding ...................................       $278,558        $299,857         $316,930
   Maximum outstanding at end of any month during period..........        339,531         447,281          388,471
   Balance outstanding at end of period...........................        276,212         239,941          348,915
   Weighted average interest rate during period...................           5.90%           5.55%            5.30%
   Weighted average interest rate at end of period................           5.31%           5.98%            5.56%


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

SUBSIDIARY ACTIVITIES

         The Company has two subsidiaries, the Bank and Jamestown, both of which are wholly-owned. The Bank has five wholly owned subsidiaries, Great Northwest Corporation, Northwest Financial Services, Inc., Northwest Consumer Discount Company, Inc., Allegheny Services, Inc., and Northwest Capital Group, Inc. Jamestown has no subsidiaries. Great Northwest's sole activity is holding equity investments in government-assisted low-income housing projects in various locations in the Company's market area. At June 30, 2001, the Bank had an equity investment in Great Northwest of $3.1 million. For the fiscal year ended June 30, 2001, Great Northwest had net income of $600,000 generated primarily from federal low-income housing tax credits.

         Northwest Financial Services' principal activity is the operation of retail brokerage activities for the Company. It also maintains an investment in land acquired by foreclosure and the ownership of the common stock of several financial institutions. In addition, Northwest Financial Services also holds an equity investment in one government assisted low-income housing project and owns 100% of the stock in Rid-Fed, Inc. At June 30, 2001, the Bank had an equity investment in Northwest Financial Services of $5.6 million, and for the fiscal year ended June 30, 2001, Northwest Financial Services had net income of $61,000.

         Northwest Consumer Discount Company operates 44 consumer finance offices throughout Pennsylvania and operates one consumer finance office in New York State as a separate subsidiary doing business therein as Northwest Finance Company. At June 30, 2001, the Bank had an equity investment in Northwest Consumer Discount Company of $13.3 million and the net income of Northwest Consumer Discount Company for the fiscal year ended June 30, 2001 was $854,000. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreation vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Company adds a general provision on a regular basis to its consumer loan loss allowance, based on general economic conditions and prior loss experience.

         Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through the Bank's wholesale lending business. At June 30, 2001 the Bank had an equity investment in Allegheny Services, Inc. of $359.7 million, and for the fiscal year ended June 30, 2001, Allegheny Services, Inc. had net income of $3.9 million.

         Northwest Capital Group's principal activity is the development and sale of a timeshare project in Honolulu, Hawaii which was acquired by deed in lieu of foreclosure in 1997. At June 30, 2001 the Bank had an equity investment of $26,000 in Northwest Capital Group and for the fiscal year ended June 30, 2001 Northwest Capital Group reported no net income.

         Rid-Fed, Inc., a wholly owned subsidiary of Northwest Financial Services, has as its sole activity a commercial real estate loan to Northwest Capital Group. At June 30, 2001 Northwest Financial Services had an equity investment of $1.1 million in Rid-Fed, Inc. and for the fiscal year ended June 30, 2001 Rid-Fed, Inc. had net income of $33,000.

         Northwest Finance Company, Inc. is a wholly owned subsidiary of Northwest Consumer Discount Company. Northwest Finance Company operates a consumer finance office in Jamestown, New York. As of June 30, 2001, Northwest Consumer Discount Company's equity investment in Northwest Finance Company was $(100,000). For the year ended June 30, 2001, Northwest Finance Company had a net loss of $11,000.

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

PERSONNEL

         As of June 30, 2001, the Company and its wholly owned subsidiaries had 1,149 full-time and 282 part-time employees. None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

                                   REGULATION

GENERAL

         The Company is a Federal corporation, and the Mutual Holding Company is a Federal mutual holding company. The Company and the Mutual Holding Company are required to file certain reports with, and otherwise comply with the rules and regulations of the OTS.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from 0% to .27% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. In addition, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation are paid jointly by Bank Insurance Fund ("BIF") insured institutions and SAIF-insured institutions.
Since January 1, 2000, the FICO interest payments have been paid pro rata by banks and thrifts based on approximately 2.1 basis point of deposits.

         As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations are able to convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves are subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six year period beginning in fiscal 1997. However, because the Company met the minimum level of mortgage lending test (i.e., the Company's level of mortgage lending activity (re-financings and home equity loans excluded) exceeded its average mortgage lending activity for the six years preceding fiscal 1997 and 1998, adjusted for inflation), the Company was able to suspend its tax bad debt recapture for the 1997 and 1998 tax years. During each of the fiscal years 1999, 2000, and 2001, the Company recaptured into taxable income approximately $1.3 million of the post-1987 bad debt reserves. At June 30, 2001, the Company had a balance of approximately $4.0 million of bad debt reserves in retained income that is subject to recapture equally over the next three years under this legislation.

CAPITAL REQUIREMENTS

         Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an institution's operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. Certain actions are required by law. The FDIC's capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

         The Bank is also subject to more stringent capital guidelines of the Department. Although not adopted in regulation form, the Department utilizes capital standards of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

LOANS-TO-ONE BORROWER LIMITATION

         Under federal regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an "unsecured" basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Company's internal policy, however, is to make no loans either individually or in the aggregate to one entity in excess of $7.5 million.

PROMPT CORRECTIVE ACTION

         Under federal regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of June 30, 2001, the Bank was a "well-capitalized institution" for this purpose.

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

HOLDING COMPANY REGULATION

         Generally. Federal law allows a state savings bank, such as the Bank, that qualifies as a "Qualified Thrift Lender," discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the HOLA. Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Company and the Mutual Holding Company have made such election by converting from a Pennsylvania corporation and a Pennsylvania mutual holding company to a Federal corporation and Federal mutual holding company, respectively, effective June 30, 2001. The Company and the Mutual Holding Company are savings and loan holding companies within the meaning of the HOLA. As such, the Company and the Mutual Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Holding Company and any nonsavings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, the Company and the Mutual Holding Company are generally not subject to state business organizations laws.

         Permitted Activities. Pursuant to Section 10(o) of the HOLA and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company, such as the Company, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company;
(viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. In addition, a Federal mutual holding company may engage in any activities permissible for a financial holding company under Section 4(k) of the Bank Holding Company Act and regulations of the Federal Reserve Board thereunder, including underwriting debt and equity securities, insurance agency and underwriting, and merchant banking. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

         The HOLA prohibits a savings and loan holding company, including the Company and the Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of more than 5% of the voting stock of another savings institution or savings and loan holding company without the prior approval of the OTS, and from acquiring or retaining control of any depository institution that is not FDIC-insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

         The Company is regulated as a multiple savings and loan holding company for interstate acquisition purposes by virtue of its ownership of the Bank and Jamestown Savings Bank. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Qualified Thrift Lender Test. To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), both the Bank and Jamestown Savings Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, each of the Bank and Jamestown Savings Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. As of June 30, 2001, the Bank and Jamestown Savings Bank met the Qualified Thrift Lender test.

         Waivers of Dividends by the Mutual Holding Company. OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis. Since the Mutual Holding Company converted to a federal charter it has waived all dividends paid by the Company.

         Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Mutual Holding Company to issue from the mutual to the stock form of ownership (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Mutual Holding Company's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. Based upon current OTS policy, in a Conversion Transaction, each share of Common Stock held by the Company's public stockholders ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction, subject to any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would also be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.

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

DIVIDENDS

         The Company's ability to pay dividends depends, to a large extent, upon the Bank's ability to pay dividends to the Company. The Banking Code of the Commonwealth of Pennsylvania states, in part, that dividends may be declared and paid by the Bank only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to capital. The Bank has not declared or paid any dividends which caused the Bank's retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due to the FDIC. At June 30, 2001, the Bank's retained earnings exceeded required capital by $120.5 million and the Bank was not in default of any assessment due the FDIC.

         In addition, the Bank is required to notify the OTS prior to paying a dividend to the Company, and receive the nonobjection of the OTS to any such dividend.

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

         The statute of limitations is open for potential examinations by the Internal Revenue Service for the tax years ended June 30, 1997 through June 30, 2001.

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

ITEM 2.  PROPERTIES

         As of June 30, 2001, the Company conducted its business through its main office located in Warren, Pennsylvania, 108 other full-service offices throughout its market area in northwest, southwest and central Pennsylvania, five offices in southwestern New York, and four offices in eastern Ohio. The Company and its wholly owned subsidiaries also operated 44 consumer finance offices located throughout Pennsylvania and one consumer lending office in New York. At June 30, 2001, the Company's premises and equipment had an aggregate net book value of approximately $46.8 million. The Company believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Company and Holding Company.

         Listed below is the location of each of the Company's community banking offices.

                                  PENNSYLVANIA

Austin, Potter Co.
         --        21 Turner Street

Bellefonte, Centre Co.
         --        117 North Allegheny Street

Bradford (3), McKean Co.
         --        Bradford Mall - 1001 E. Main Street
         --        33 Main Street
         --        85 West Washington Street

Bridgeville, Allegheny Co.
        --         431 Washington Avenue

Butler, Butler Co.
         --        151 Pittsburgh Road

Canonsburg, Washington Co.
        --         148 West Pike Street

Centre Hall, Centre Co.
         --        219 North Pennsylvania Avenue

Clarion (2), Clarion Co.
         --        601 Main Street
         --        97 West Main Street

Clearfield, Clearfield Co.
        --         1200 Old Town Road

Columbia, Lancaster Co.
         --        350 Locust Street

Coudersport, Potter Co.
        --         302 N. East Street

Corry, Erie Co.
         --        150 North Center Street

Cranberry, Venango Co.
         --        Cranberry Mall

Elizabethtown, Lancaster Co.
        --         2296 South Market Street

Erie (11), Erie Co.
         --        2256 West 8th Street
         --        K-Mart Plaza West
                   2863 West 26th Street
         --        K-Mart Plaza East
                   4423 Buffalo Road
        --         Millcreek Mall
        --         3805 Peach Street
        --         5624 Peach Street
        --         401 State Street
        --         121 West 26th Street
        --         K-Mart Plaza South
                   1328 East Grandview Blvd.
         --        1945 Douglas Parkway
         --        800 State Street

Franklin, Venango Co.
         --        1301 Liberty Street

Fredericktown, Washington Co.
        --         Front Street

Galeton, Potter Co.
         --        30 West Street

Gibsonia, Allegheny Co.
         --        The Village of St. Barnabus
                   5850 Meridian Road

Greenville, Mercer Co.
         --        Walmart, 45 Williamson Road

Grove City, Mercer Co.
        --         200 S. Center Street

Hanover, York Co.
         --        1 Center Square

Harborcreek, Erie Co.
         --        4270 East Lake Road

Hershey, Dauphin Co.
         --        10 West Chocolate Avenue

Johnsonburg, Elk Co.
         --        553 Market Street

Johnstown(2), Cambria Co.
         --        225 Franklin Street
         --        475 Theatre Drive

Kane, McKean Co.
         --        56 Fraley Street

Kittanning (2), Armstrong Co.
         --        Franklin Village Mall
         --        165 Butler Road

Lake City, Erie Co.
         --        2102 Rice Avenue

Lancaster(3), Lancaster County
         --        24 West Orange Street
         --        922 Columbia Avenue
         --        1195 Manheim Pike

Lawrenceville, Tioga Co.
         --        53 Main Street

Lebanon (2), Lebanon Co.
         --        770 Cumberland Street
         --        547 South 10th Street

Lewistown, Mifflin County
         --        51 West Market Street

Lititz, Lancaster Co.
         --        744 South Broad Street

Lock Haven, Clinton Co.
         --        104 East Main Street

Loyalsock, Lycoming Co.
         --        815 Westminster Drive

Mansfield, Tioga Co.
         --        50 South Main Street

Marianna, Washington Co.
         --        1784 Main Street

Marienville, Forest Co.
         --        Walnut & West Spruce Street

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

Oil City (3), Venango Co.
         --        One East First Street
         --        301 Seneca Street
         --        259 Seneca Street

Palmyra, Lebanon Co.
         --        1048 East Main Street

Pleasantville, Venango Co.
        --         102 East State Street

Pottsville, Schuylkill Co.
        --         104 North Centre Street

Ridgway, Elk Co.
         --        Main & Mill Streets

Rimersburg, Clarion Co.
         --        629 Main Street

Sarver, Butler Co.
         --        737 South Pike Road

Schaefferstown, Lebanon Co.
        --         Dutch-Way Shopping Mall
                   Route 501 North

Sheffield, Warren Co.
         --        101 South Main Street

Shinglehouse, Potter Co.
         --        105 West Academy Street

Sligo, Clarion Co.
         --        1613 Bald Eagle Street

Smethport, McKean Co.
         --        428 Main Street

Smithfield, Huntington Co.
        --         Fairgrounds Road &
                   Pennsylvania Avenue

Springboro, Crawford Co.
         --        105 South Main Street

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

Warren (3), Warren Co.
         --        Warren Mall
                   1666 Market Street Ext.
         --        125 Ludlow Street
         --        Liberty Street at Second Avenue

Washington, Washington Co.
         --        Walmart, 30 Trinity Point Drive

Wattsburg, Erie Co.
         --        14457 Main Street

Weedville, Elk Co.
        --         Bennetts Valley, Rt. 555

Wellsboro, Tioga Co.
         --        61 Main Street
         --        16 Main Street

Westfield, Tioga Co.
         --        100 East Main Street

Westmont, Cambria Co.
         --        Lyter and Entrance Drive

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

                                    NEW YORK

Jamestown (2) Chautauqua Co. NY
         --        23 West Third Street
         --        768 Foote Avenue

Lakewood, Chautauqua Co. NY
        --        311 East Fairmount Avenue

Olean, Cattaraugus Co. NY
         --        2513 West State Street

Williamsville, Erie Co. NY
        --         Eastern Hills Mall
                   4545 Transit Road




                                      OHIO

Chardon, Geauga Co. OH
         --        325 Center Street

Geneva, Ashtabula Co. OH
         --        30 East Main Street


Madison, Lake Co. OH
         --        1903 Hubbard Road

Painesville, Lake Co. OH
         --        70 Richmond Street


ITEM 3.  LEGAL PROCEEDINGS

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                   MARKET FOR COMMON STOCK AND RELATED MATTERS

         The Company's common stock is listed on the Nasdaq National Market under the symbol "NWSB." As of June 30, 2001, the Company had 16 registered market makers, 4,306 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 47,426,755 shares outstanding. As of such date, the Mutual Holding Company held 35,366,218 shares of common stock and stockholders other than the Mutual Holding Company held 12,060,537 shares. The following table sets forth market price and dividend information for the Company's common stock. Information is presented for each quarter of the previous two fiscal years.

                   FISCAL YEAR ENDED                                                CASH DIVIDENDS
                     JUNE 30, 2001                   HIGH               LOW           DECLARED
                  ------------------             -------------    -------------     --------------
                  First quarter                  $   9.000        $    6.500          $   0.04
                  Second quarter                    10.375             6.938              0.04
                  Third quarter                     13.000             8.000              0.04
                  Fourth quarter                    11.500             8.820              0.06

                  FISCAL YEAR ENDED                                                 CASH DIVIDENDS
                     JUNE 30, 2000                   HIGH               LOW           DECLARED
                  ------------------             -------------    -------------     -------------
                  First quarter                  $ 10.125         $   7.875           $   0.04
                  Second quarter                    8.750             6.938               0.04
                  Third quarter                     8.250             6.688               0.04
                  Fourth quarter                    8.188             6.125               0.04

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OTHER DATA

         Set forth below are selected consolidated financial and other data of the Company. For additional information about the Company, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes included elsewhere herein.


                                                                             AT JUNE 30,
                                                   -------------------------------------------------------------
                                                     2001          2000         1999         1998         1997
                                                   ---------    ---------    ---------    ---------     --------
SELECTED CONSOLIDATED FINANCIAL CONDITION DATA:                              (IN THOUSANDS)
Total assets ................................     $3,852,831   $3,407,292   $3,078,832   $2,562,584    $2,091,363
Investment securities held-to-maturity ......        129,991       97,590      118,307       83,021        43,419
Investment securities available-for-sale ....         96,645      107,972      121,923      121,192        76,684
Mortgage-backed securities held-to-maturity .        209,340      140,166      135,557      110,241       110,561
Mortgage-backed securities available-for-sale        294,934      280,011      212,700      195,523       181,036
Loans receivable net:
   Real estate ..............................      2,200,115    1,990,622    1,835,870    1,449,428     1,156,160
   Consumer .................................        568,661      504,966      410,165      348,096       306,228
   Commercial ...............................         87,805       49,042       39,203      109,765        74,110
     Total loans receivable, net ............      2,856,581    2,544,630    2,285,238    1,907,289     1,536,498
Deposits ....................................      3,264,940    2,886,509    2,463,711    2,022,503     1,640,815
Advances from FHLB and other borrowed funds .        276,212      239,941      348,915      289,706       223,458
Shareholders' equity ........................        275,713      247,888      233,657      217,879       198,494

                                                                    YEARS ENDED JUNE 30,
                                                ------------------------------------------------------------
                                                  2001         2000         1999         1998         1997
                                                --------     --------     --------     --------     --------
SELECTED CONSOLIDATED OPERATING DATA:                                   (IN THOUSANDS)
Total interest income .....................     $269,430     $239,724     $206,593     $175,762     $154,227
Total interest expense ....................      157,322      132,099      114,911       95,203       81,424
                                                --------     --------     --------     --------     --------
   Net interest income ....................      112,108      107,625       91,682       80,559       72,803
Provision for loan losses .................        5,347        4,149        3,629        4,072        2,491
                                                --------     --------     --------     --------     --------
   Net interest income after
     provision for loan losses ............      106,761      103,476       88,053       76,487       70,312
                                                --------     --------     --------     --------     --------
Noninterest income ........................       15,054       11,271        6,010        7,947        6,027
Noninterest expense .......................       82,339       73,634       63,110       50,318       54,203
                                                --------     --------     --------     --------     --------
Income before income tax expense ..........       39,476       41,113       30,953       34,116       22,136
Income tax expense ........................       12,699       13,910       10,914       12,995        8,472
                                                --------     --------     --------     --------     --------
Minority interest in net loss of subsidiary           --           --            3          201           --
     Net income ...........................     $ 26,777     $ 27,203     $ 20,042     $ 21,322     $ 13,664
                                                ========     ========     ========     ========     ========
Basic earnings per share ..................     $    .57     $   0.58     $   0.42     $   0.46     $   0.30
Diluted earnings per share ................     $    .56     $   0.57     $   0.42     $   0.45     $   0.30

                                                                       AT OR FOR THE YEAR ENDED JUNE 30,
                                                            --------------------------------------------------------
                                                             2001          2000       1999         1998        1997
                                                            ------        ------     ------       ------      ------
KEY FINANCIAL RATIOS AND OTHER DATA:

Return on average assets (net income divided
   by average total assets)(1) ......................          0.75%       0.83%       0.71%       0.94%       0.70%
Return on average equity (net income divided by
   average equity)(1) ...............................         10.25       11.39        8.86       10.29        7.12
Average capital to average assets ...................          7.27        7.29        8.01        9.14        9.84
Capital to total assets .............................          7.16        7.28        7.59        8.50        9.49
Net interest rate spread (average yield on
   interest-earning assets less average cost
   of interest-bearing liabilities) .................          2.97        3.26        3.20        3.34        3.53
Net interest margin (net interest income as a
   percentage of average interest-earning assets) ...          3.35        3.54        3.49        3.72        3.87
Noninterest expense to average assets ...............          2.29        2.25        2.23        2.22        2.78
Net interest income to noninterest expense(1) .......          1.36x       1.46x       1.45x       1.60x       1.34x
Nonperforming loans to net loans receivable .........          0.62        0.40        0.71        0.45        0.68
Nonperforming assets to total assets ................          0.55        0.36        0.63        0.47        0.72
Allowance for loan losses to nonperforming loans ....        115.06      177.97      104.08      183.10      130.50
Allowance for loan losses to net loans receivable ...          0.71        0.72        0.73        0.83        0.89
Average interest-bearing assets to average
   interest-bearing liabilities .....................          1.08x       1.07x       1.07x       1.09x       1.10x
Number of:
   Full-service offices .............................           118         106          94          71          57
   Consumer finance offices .........................            45          43          36          34          30
   Mortgage loan production offices .................            --          --          --           5           7

---------
(1) For the year ended June 30, 1997, return on average assets, return on average equity, and net interest income to noninterest expense would have been .96%, 9.80%, and 1.58x without the one-time charge of $8.6 million (or $5.1 million, after adjusted for taxes) to recapitalize the Savings Association Insurance Fund.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this document contains forward-looking statements. The forward- looking statements contained in the following sections are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed. Readers should not place undue reliance on these forward-looking statements, as they reflect management's analysis as of the date of this report. The Company has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and current reports filed on Form 8-K.

FINANCIAL CONDITION

         GENERAL. Total assets increased by $445.5 million, or 13.1%, to $3.853 billion at June 30, 2001 from $3.407 billion at June 30, 2000. This increase was funded primarily by a $378.4 million increase in deposits, a $36.3 million increase in borrowed funds and net income of $26.8 million. Total assets increased by $328.5 million, or 10.7%, to $3.407 billion at June 30, 2000 from $3.079 billion at June 30, 1999. This increase was funded primarily by a $422.8 million increase in deposits and net income of $27.2 million, partially offset by a decrease in borrowed funds of $109.0 million. The additional funds received in both fiscal years 2001 and 2000 were used to increase loans receivable and marketable securities.

         INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS. Interest-earning deposits in other financial institutions increased by $36.5 million to $45.0 million at June 30, 2001 from $8.5 million at June 30, 2000 as a result of significant deposit activity the last several weeks of the fiscal year. Interest-earning deposits in other financial institutions decreased by $467,000, or 5.2%, to $8.5 million at June 30,2000 from $8.9 million at June 30, 1999. The balances in these accounts fluctuate daily based on the net cash flow from the Company's activities.

         INVESTMENT SECURITIES. Investment securities increased by $21.0 million, or 10.2%, to $226.6 million at June 30, 2001 from $205.6 million at June 30, 2000. This increase was primarily due to the investment of funds received from branch acquisitions. Investment securities decreased by $34.6 million, or 14.4%, to $205.6 million at June 30, 2000 from $240.2 million at June 30, 1999. This decrease was primarily a result of a decision by the Company to change its portfolio mix by purchasing variable rate mortgage-backed securities with the funds received from the maturity of investment securities.

         MORTGAGE-BACKED SECURITIES. Mortgage-backed securities increased by $84.1 million, or 20.0%, to $504.3 million at June 30, 2001 from $420.2 million at June 30, 2000. This increase was primarily due to the investment of funds received from both internal deposit growth and branch acquisitions. Mortgage-backed securities increased by $71.9 million, or 20.6%, to $420.2 million at June 30, 2000 from $348.3 million at June 30, 1999. In addition to the change in the investment portfolio mix mentioned above, the Company utilized the funds received from both internal deposit growth and branch acquisitions to purchase additional mortgage-backed securities.

         LOANS RECEIVABLE. Net loans receivable increased by $312.0 million, or 12.3%, to $2.857 billion at June 30, 2001 from $2.545 billion at June 30, 2000.
This increase resulted primarily from strong loan demand throughout the Company's market area as well as the purchase of approximately $57.2 million of loans as part of the November 2000, purchase of 9 retail offices. Net loans receivable increased by $259.4 million, or 11.4%, to $2.545 billion at June 30, 2000 from $2.285 billion at June 30, 1999. This increase also resulted from continued growth across the Company's market area as well as the purchase of approximately $47.0 million of loans in September 1999 as part of the acquisition of eight retail offices.

         DEPOSITS. Deposits increased by $378.4 million, or 13.1% , to $3.265 billion at June 30, 2001 from $2.887 billion at June 30, 2000. This increase was primarily due to normal deposit growth in existing offices as well as successful integration and growth of recently opened offices. In addition, the acquisition of 9 retail offices in November 2000 contributed deposits of approximately $138.0 million. Deposits increased by $422.8 million, or 17.2%, to $2.887 billion at June 30, 2000 from $2.464 billion at June 30, 1999. This increase was primarily due to the purchase of eight retail offices with deposits of $270.8 million along with normal internal deposit growth from both existing offices and newly opened offices.

         BORROWINGS. Borrowings increased by $36.3 million, or 15.1%, to $276.2 million at June 30, 2001 from $239.9 million at June 30, 2000. This increase resulted from the Company utilizing its borrowing relationship with the FHLB to fund asset growth in an effort to increase net interest income. Borrowings decreased by $109.0 million, or 31.2%, to $239.9 million at June 30, 2000 from $348.9 million at June 30, 1999, as the Company utilized a portion of the aforementioned deposit growth to reduce borrowings.

         SHAREHOLDERS' EQUITY. Shareholders' equity increased by $27.8 million, or 11.2%, to $275.7 million at June 30, 2001 from $247.9 million at June 30, 2000. This increase was primarily due to net income of $26.8 million which was partially offset by the declaration of common stock dividends in the amount of $7.6 million. The remaining net increase was the result of the Company recording a net unrealized gain in the value of securities available for sale of $8.3 million due to the decrease in short-term interest rates orchestrated by the Federal Reserve Bank. Shareholders' equity increased by $14.2 million, or 6.1%, to $247.9 million at June 30, 2000 from $233.7 million at June 30, 1999. This increase was primarily due to net income of $27.2 million which was partially offset by common stock dividends of $7.6 million. In addition, the Company recorded a net unrealized loss in the value of securities available for sale of $7.1 million as a result of the decrease in market value of fixed-rate securities during a period of rising interest rates.

RESULTS OF OPERATIONS

         GENERAL. The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on the Company's interest-earning assets, consisting primarily of loans, mortgage-backed securities and other investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and borrowed funds. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. The Company's earnings also are affected by its level of service charges, gains and losses on sale of assets, and its level of general administrative and other expenses, including employee compensation and benefits, occupancy and equipment costs, and deposit insurance premiums.

         INTEREST INCOME. Interest income increased by $30.0 million, or 12.4%, on a taxable equivalent basis, to $272.0 million for the fiscal year ended June 30, 2001 from $242.0 million for the fiscal year ended June 30, 2000. This increase in interest income was primarily attributable to a $320.5 million, or 10.3%, increase in average interest- earning assets to $3.424 billion from $3.104 billion. Also contributing to this increase in interest income was an increase in the taxable equivalent yield on average interest-earning assets to 7.94% from 7.80%. The increase in average interest-earning assets was primarily due to strong internal growth and the investment of funds received from the acquisition of retail offices with average deposits of approximately $150.0 million. The increase in the overall yield on interest earning assets resulted primarily from the aforementioned growth occurring during a period of higher long-term interest rates which increased the yields on both fixed rate mortgages and long-term fixed rate investment securities. Interest income increased by $33.9 million, or 16.3%, on a taxable equivalent basis, to $242.0 million for the fiscal year ended June 30, 2000 from $208.1 million for the fiscal year ended June 30, 1999. This increase in interest income was primarily attributable to a $432.7 million, or $16.2%, increase in average interest-earning assets to $3.104 billion from $2.671 billion. Also contributing to this increase in interest income was an increase in the taxable equivalent yield on average interest -earning assets to 7.80% from 7.79%. The increase in average interest-earning assets was primarily due to the investment of funds received from the acquisition of offices over the last 12 months with average deposits of approximately $350.0 million combined with continued strong internal growth. The increase in the overall yield on interest-earning assets resulted primarily from an increase in the yield on variable rate mortgage-backed securities due to an increase in market interest rates.

         Interest income on loans receivable increased by $26.1 million, or 13.3%, to $222.7 million for the year ended June 30, 2001 from $196.6 million for the year ended June 30, 2000. This increase was primarily due to $278.8 million, or 11.4%, increase in average loans outstanding to $2.715 billion from $2.436 billion. Also contributing to the increase in loan interest income was an increase in the yield on average loans to 8.20% from 8.07%. Average loans receivable increased primarily because of strong loan demand throughout the Company's market area as well as the acquisition of retail offices over the past twelve months with average loans of approximately $48.0 million. The increase in average yield resulted primarily from the growth in the Company's loan portfolio over the past year at interest rate levels higher than the existing average portfolio rate. Interest income on loans receivable increased by $22.2 million, or 12.7%, to $196.6 million for the year ended June 30, 2000 from $174.4 million for the year ended June 30, 1999. This increase primarily resulted from a $307.8 million, or 14.5%, increase in average loans receivable to $2.436 billion from $2.128 billion. Partially offsetting this increase was a decrease in the yield on average loans to 8.07% from 8.19%. The increase in average loans receivable primarily resulted from strong loan demand throughout the Company's market area as well as the purchase of approximately $47.0 million of loans in September, 1999 as part of the acquisition of eight retail offices. Despite an overall increase in market rates in general, the average yield on loans declined as the weighted average rate on a substantial number of loans refinanced in the prior year continued to impact the average rate on the overall loan portfolio.

         Interest income on mortgage-backed securities increased by $2.0 million, or 7.4%, to $29.2 million for the year ended June 30, 2001 from $27.2 million for the year ended June 30, 2000. This increase was primarily due to an increase in the average balance of mortgage-backed securities of $28.5 million, or 6.9%, to $443.0 million from $414.5 million, combined with an increase in the average yield to 6.58% from 6.57%. The average balance increased primarily as a result of investing the funds received from the aforementioned acquisition of retail offices. The slight change in the average yield on mortgage-backed securities, 86% of which are variable rate, reflects the increase in short term market interest rates during the first six months of the current fiscal year. Interest income on mortgage- backed securities increased by $9.6 million, or 54.5%, to $27.2 million for the year ended June 30, 2000 from $17.6 million for the year ended June 30, 1999. This increase resulted primarily from a $108.8 million, or 35.6%, increase in average mortgage-backed securities to $414.5 million from $305.7 million, combined with an increase in the average yield to 6.57% from 5.77%. The increase in average balance was primarily due to the investment of the funds received from branch acquisitions. The average yield on mortgage-backed securities, most of which are variable rate, increased in response to an increase in market interest rates for short-term securities.

          Interest income on investment securities increased by $1.8 million, or 11.3%, on a taxable equivalent basis, to $17.7 million for the year ended June 30, 2001 from $15.9 million for the year ended June 30, 2000. This increase resulted primarily from an increase in the average taxable equivalent yield to 7.76% from 7.24% combined with a $9.4 million, or 4.3%, increase in the average balance of investment securities to $228.5 million from $219.1 million. These increases resulted from the investment of the proceeds received from the aforementioned acquisition of retail offices and from maturing bonds primarily into higher yielding municipal bonds and trust preferred securities. Interest income on investment securities increased by $2.1 million, or 15.2%, on a taxable equivalent basis, to $15.9 million for the year ended June 30, 2000 from $13.8 million for the year ended June 30, 1999. This increase resulted primarily from a $23.3 million, or 11.9%, increase in the average balance of investment securities to $219.1 million from $195.8 million, combined with an increase in the average taxable equivalent yield to 7.24% from 7.05%. The increase in the average balance was primarily due to the investment of a portion of the Company's deposit growth. The increase in the average taxable equivalent yield resulted primarily from the maturity or sale of approximately $45.0 million of U.S. Treasury securities with an average yield of only 6.31%, the proceeds of which were invested in higher yielding securities.

         Interest income on interest-earning deposits decreased by $3,000, or 0.3%, to $877,000 for the year ended June 30, 2001 from $880,000 for the year ended June 30, 2000. This decrease resulted primarily from a decrease in the average yield to 5.36% from 6.54% partially offset by an increase in the average balance of interest-earning deposits by $2.9 million, or 21.5%, to $16.4 million from $13.5 million. The volatility in the average yield and average balance is largely influenced by the timing as to when the Company begins to earn interest on its daily deposits and the float experienced on checks issued. Interest income on interest-earning deposits decreased by $143,000, or 14.0%, to $880,000 for the year ended June 30, 2000 from $1.0 million for the year ended June 30, 1999. This decrease resulted primarily from an $11.2 million, or 45.3%, decrease in average interest-earning deposits to $13.5 million from $24.7 million. Partially offsetting this decrease in average balance was an increase in the average yield on interest-earning deposits to 6.54% from 4.15%. The decrease in average balance was primarily due to improved efficiencies by the Company in managing its cash in other institutions. The increase in average yield is primarily due to the increase in market interest rates in general.

         INTEREST EXPENSE. Interest expense increased by $25.2 million, or 19.1%, to $157.3 million for the year ended June 30, 2001 from $132.1 million for the year ended June 30, 2000. This increase resulted primarily from an increase in the average balance of interest-bearing liabilities by $254.9 million, or 8.8%, to $3.164 billion for the year ended June 30, 2001 from $2.909 billion for the year ended June 30, 2000. In addition, the average cost of interest-bearing liabilities increased to 4.97% from 4.54%. The increase in average interest-bearing liabilities resulted from an increase of $276.2 million, or 10.6%, in the average balance of deposits, attributed primarily to the acquisition and opening of new offices along with the internal growth of existing offices. Partially offsetting this increase in deposits was a decrease in average borrowed funds of $21.3 million, or 7.1%, to $278.8 million for the year ended June 30, 2001 from $299.9 million for the year ended June 30, 2000. The Company utilized a portion of its deposit growth to repay borrowed funds. The overall increase in the average cost of funds resulted primarily from increases in the interest rates on term deposits over the last two years in response to significant increases in short-term interest rates as directed by the Federal Reserve Board during that time period. These deposits have not yet repriced in response to the recent change in strategy by the Federal Reserve Board to decrease short-term interest rates. In addition, the average cost of borrowings with the Federal Home Loan Bank increased to 5.90% from 5.55% as the average cost of these borrowings has not had sufficient time to reflect the decreases experienced in short-term interest rates over the last six months. Interest expense increased by $17.2 million, or 15.0%, to $132.1 million for the year ended June 30, 2000 from $114.9 million for the year ended June 30, 1999. This increase resulted primarily from a $406.3 million, or 16.2%, increase in average interest-bearing liabilities to $2.909 billion for the year ended June 30, 2000 from $2.503 billion for the year ended June 30, 1999. Partially offsetting the increase in average balance of interest-bearing liabilities was a decrease in the average cost of funds to 4.54% from 4.59%. The increase in average interest-bearing liabilities resulted primarily from the increase in deposits from the aforementioned acquisitions over the last 12 months with average deposits of approximately $350.0 million combined with internal growth throughout the Company's market areas. Partially offsetting this increase in deposits was a decrease of $17.0 million, or 5.4%, in average borrowed funds to $299.9 million for the year ended June 30, 2000 from $316.9 million for the year ended June 30, 1999. This change in mix between deposits and borrowed funds resulted from the Company utilizing a portion of the funds received from acquisitions to repay borrowed funds. The decrease in the average cost of funds resulted primarily from a decrease in the average interest rate paid on the Company's checking accounts to 1.36% from 1.69% in response to competitive forces in its market. In addition, lower interest rates for certificates of deposit issued in the prior year carried over and caused the average rate paid to decline to 5.41% from 5.49%. Partially offsetting the decrease in interest expense due to lower average interest rates on deposits was an increase in the average interest rate on borrowed funds to 5.55% for the year ended June 30, 2000 from 5.30% for the year ended June 30, 1999. This increase in the interest rate on borrowed funds was directly related to the increase in the rate for overnight borrowings which reprice immediately with changes in short term interest rates.

         NET INTEREST INCOME. Net interest income increased by $4.8 million, or 4.4%, on a taxable equivalent basis, to $114.7 million for the year ended June 30, 2001 from $109.9 million for the year ended June 30, 2000. As previously summarized, this increase in net interest income was attributable to the significant increase in net interest earning assets as the Company's interest rate spread decreased to 2.97% from 3.26% in response to higher short-term interest rates and an inverted yield curve during much of the last two years. Net interest income increased by $16.7 million, or 17.9%, on a taxable equivalent basis, to $109.9 million for the year ended June 30, 2000 from $93.2 million for the year ended June 30, 1999. This increase resulted primarily from a $432.7 million, or 16.2%, increase in average interest-earning assets and an increase in the Company's net interest spread to 3.26% for the year ended June 30, 2000 from 3.20% for the year ended June 30, 1999, the effect of which was partially offset by a $406.3 million, or 16.2%, increase in average interest-bearing liabilities.

         PROVISION FOR LOAN LOSSES. The Company establishes valuation allowances for losses inherent in the Company's loan portfolio. In providing such allowances, management of the Company considers, among other factors, economic trends within its market area, concentrations of credit risk and trends affecting the valuation of collateral for the Company's loans. The Company provided $5.3 million, $4.1 million and $3.6 million in loan loss provisions for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

         The allowance for loan losses is based on management's estimate of the fair value of collateral, the Company's actual loss experience, as well as standards applied by state and federal bank regulators. The Company provides both general valuation allowances and specific valuation allowances with respect to its loan portfolio. General valuation allowances are included, subject to limitation, in the Company's regulatory capital for purposes of computing the Company's regulatory risk-based capital. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances.

         NONINTEREST INCOME. Noninterest income increased by $3.8 million, or 33.6%, to $15.1 million for the year ended June 30, 2001 from $11.3 million for the year ended June 30, 2000. Of this increase, approximately $1.8 million was attributable to increases in fee income relating to the Company's growth in loans and deposits as well as an increase in overdraft charges. In addition, debit card transaction income and surcharges for foreign ATM use contributed an increase of approximately $672,000 while the investment management and trust and brokerage lines of business added additional income of approximately $560,000 primarily related to the additional fees generated by Heritage Trust Company which was acquired in April 2001. Also occurring in the current fiscal year was the sale of approximately $61.0 million of mortgage loans from the wholesale lending business for a net gain of $478,000. These higher coupon loans were sold in response to the decrease in market interest rates which typically results in an acceleration of prepayments. Noninterest income increased by $5.3 million, or 88.3%, to $11.3 million for the year ended June 30, 2000 from $6.0 million for the year ended June 30, 1999. This increase was primarily the result of additional loan and deposit fee income of approximately $1.5 million due to growth in loans and deposits as well as an increase in fees associated with overdraft charges. In addition, income from the sale of insurance to the Company's loan customers increased by approximately $600,000, debit card transaction fee income increased by $485,000 and surcharges for foreign ATM transactions contributed approximately $400,000 to the increase in noninterest income. Also, the current fiscal year contained a net gain on the sale of marketable securities, loans and real estate owned of $944,000 compared to a net loss in the prior fiscal year of $1.0 million from the sale of such assets.

         NONINTEREST EXPENSE. Noninterest expense increased by $8.7 million, or 11.8%, to $82.3 million for the year ended June 30, 2001 from $73.6 million for the year ended June 30, 2000. This increase resulted primarily from a $5.6 million, or 14.7%, increase in compensation and employee benefit expense to $43.6 million for the year ended June 30, 2001 from $38.0 million for the year ended June 30, 2000. This increase in compensation and employee benefit expense resulted from the growth of the Company's network of community banking and consumer finance offices, along with the expansion of its investment management, trust and brokerage lines of business. Occupancy costs as well as data processing and check processing expenses also increased by $1.5 million, or 16.5%, $331,000, or 12.4%, and $187,000, or 5.7%, respectively, as a result of the aforementioned increases in the Company's network of offices. In addition, the expense for the amortization of intangibles increased by $1.6 million, or 27.6%, to $7.4 million for the year ended June 30, 2001 from $5.8 million for the year ended June 30, 2000. This was primarily a result of the additional intangible recorded for the acquisition of nine retail offices in November of 2000. Partially offsetting these increases in expense was a decrease in the deposit insurance expense of $313,000, or 35.0%, as a result of the last of a series of scheduled decreases in the FICO debt assessment rate. This rate was reduced on January 1, 2000 to $.21 from $.58 for every $1,000 in deposits. Noninterest expense increased by $10.5 million, or 16.6%, to $73.6 million for the year ended June 30, 2000 from $63.1 million for the year ended June 30, 1999. This increase resulted primarily from expected increases associated with a 14% increase in the Company's network of community banking and finance company offices. Partially mitigating these growth related increases were nonrecurring expenses in the prior year relating to the Company's conversion to a new core application data processing system. As a result of the Company's growth, along with normal inflationary increases in costs, all expenses categories, except FDIC premium expense, increased for the year ended June 30, 2000 compared to the year ended June 30, 1999. Compensation and employee benefit expense increased by $3.0 million, or 8.6%, to $38.0 million; premises and occupancy costs increased by $2.0 million, or 28.2%, to $9.1 million; and all other expenses increased by $3.3 million, or 20.1%, to $19.7 million. In addition, as a result of recording intangible assets relating to the acquisition of eight offices with deposits over the last twelve months, the expense for the amortization of intangibles increased by $2.3 million, or 65.7%, to $5.8 million for the year ended June 30, 2000 from $3.5 million for the year ended June 30, 1999. Deposit insurance expense decreased by $238,000, or 21.0%, to $894,000 for the year ended June 30, 2000 from $1.1 million for the year ended June 30, 1999 as a result of the last of a series of incremental decreases to the FICO debt assessment rate. The premium was reduced on January 1, 2000 to $.21 from $.58 for every $1,000 in deposits.

         INCOME TAXES. Income tax expense decreased by $1.2 million, or 8.6%, to $12.7 million for the year ended June 30, 2001 from $13.9 million for the year ended June 30, 2000. This decrease was primarily due to a decrease in net income before tax as well as a decrease in the effective tax rate to 32.2% for the year ended June 30, 2001 from 33.8% for the year ended June 30, 2000. The decrease in the effective tax rate was due to an increase in the Company's portfolio of tax-exempt assets. Income tax expense increased by $3.0 million, or 27.5%, to $13.9 million for the year ended June 30, 2000 from $10.9 million for the year ended June 30, 1999. This increase was primarily due to an increase in net income before tax which was partially offset by a decrease in the effective tax rate to 33.8% for the year ended June 30, 2000 from 35.3% for the year ended June 30, 1999. This decrease in effective tax rate was due to an increase in the Company's portfolio of tax-exempt assets.

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

                                                                         YEARS ENDED JUNE 30
                                 -----------------------------------------------------------------------------------------------
                                               2001                             2000                             1999
                                 -------------------------------  -------------------------------  -----------------------------
                                                       AVERAGE                          AVERAGE                          AVERAGE
                                  AVERAGE               YIELD/     AVERAGE               YIELD/     AVERAGE               YIELD/
                                  BALANCE    INTEREST    COST      BALANCE   INTEREST     COST      BALANCE   INTEREST     COST
                                 ---------  ---------  -------    ---------  ---------  -------    ---------  ---------  -------
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable(1)(2)....... $2,715,012  $ 222,740    8.20%   $2,436,260  $ 196,596    8.07%   $2,128,480  $ 174,393    8.19%
  Mortgage-backed securities(3)    442,985     29,161    6.58       414,548     27,236    6.57       305,676     17,649    5.77
  Investment securities(3)(4)(5)   228,503     17,733    7.76       219,073     15,861    7.24       195,788     13,806    7.05
  FHLB stock...................     21,521      1,506    7.00        20,578      1,420    6.90        16,551      1,195    7.22
  Interest-earning deposits....     16,361        877    5.36        13,450        880    6.54        24,669      1,023    4.15
                                ----------  ---------            ----------  ---------            ----------  ---------
  Total interest-earning assets  3,424,382    272,017    7.94     3,103,909    241,993    7.80     2,671,164    208,066    7.79
Noninterest-earning assets(6)..    169,737                          171,675                          154,601
                                ----------                       ----------                       ----------
   Total assets................ $3,594,119                       $3,275,584                       $2,825,765
                                ==========                       ==========                       ==========

Interest-bearing liabilities:
  Savings accounts............. $  425,583     13,501    3.17    $  418,871     13,650    3.26    $  359,137     11,819    3.29
  NOW accounts.................    351,883      4,611    1.31       335,775      4,559    1.36       296,786      5,001    1.69
  Money market demand accounts.    187,823      6,929    3.69       185,261      6,855    3.70       136,810      4,830    3.53
  Certificate accounts.........  1,920,171    115,840    6.03     1,669,375     90,386    5.41     1,393,199     76,457    5.49
  Borrowed funds(7)............    278,558     16,441    5.90       299,857     16,649    5.55       316,930     16,804    5.30
                                ----------  ---------            ----------  ---------            ----------  ---------
  Total interest-bearing
    liabilities................  3,164,018    157,322    4.97     2,909,139    132,099    4.54     2,502,862    114,911    4.59
Noninterest-bearing liabilities    168,925                          127,596                           96,315
                                ----------                       ----------                       ----------
  Total liabilities............  3,332,943                        3,036,735                        2,599,177
Minority interest in subsidiary         --                               --                              294
Shareholders' equity...........    261,176                          238,849                          226,294
                                ----------                       ----------                       ----------

  Total liabilities and equity. $3,594,119                       $3,275,584                       $2,825,765
                                ==========                       ==========                       ==========
Net interest income............             $ 114,695                        $ 109,894                        $  93,155
                                            =========                        =========                        =========
Net interest rate spread(8)....                          2.97%                            3.26%                            3.20%
                                                       ======                           ======                           ======
Net interest-earning assets.... $  260,364                       $  194,770                       $  168,302
                                ==========                       ==========                       ==========
Net interest margin(9).........                          3.35%                            3.54%                            3.49%
                                                       ======                           ======                           ======
Ratio of average
  interest-earning assets
  to average interest-bearing
  liabilities..................      1.08x                            1.07x                            1.07x
                                ==========                       ==========                       ==========

---------
(1) Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2) Interest income includes accretion/amortization of deferred loan fees/expenses.

(3) Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(4) Interest income on tax-free investment securities is presented on a taxable equivalent basis.

(5)  Average balances include FNMA and FHLMC stock.

(6) Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(7) Average balances include FHLB advances, securities sold under agreements to repurchase and other borrowings.

(8) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(9) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

                                                                   YEARS ENDED JUNE 30,
                                  ----------------------------------------------------------------------------------
                                                2001 VS. 2000                            2000 VS. 1999
                                  ----------------------------------------  ----------------------------------------
                                       INCREASE/(DECREASE)                      INCREASE/(DECREASE)
                                            DUE TO                                      DUE TO
                                  ----------------------------     TOTAL    -----------------------------   TOTAL
                                                        RATE/    INCREASE                          RATE/   INCREASE
                                  RATE      VOLUME     VOLUME    (DECREASE)   RATE      VOLUME    VOLUME  (DECREASE)
                                  ----      ------     ------    ----------   ----      ------    ------  ----------
                                                                    (IN THOUSANDS)
Interest-earning assets:
 Loans receivable..............  $ 3,275    $22,494    $   375    $26,144    $(2,633)   $25,217    $(381)   $22,203
 Mortgage-backed securities....       53      1,868          4      1,925      2,434      6,286      867      9,587
 Investment securities.........    1,140        683         49      1,872        369      1,642       44      2,055
 FHLB stock....................       20         65          1         86        (53)       291      (13)       225
 Interest-earning deposits.....     (159)       190        (34)        (3)       591       (465)    (269)      (143)
                                 --------   -------    --------   --------   -------    -------    -----    -------
   Total interest-earning assets   4,329     25,300        395     30,024        708     32,971      248     33,927

Interest-bearing liabilities:
 Savings accounts..............     (362)       219         (6)      (149)      (116)     1,966      (19)     1,831
 NOW accounts..................     (159)       219         (8)        52       (971)       657     (128)      (442)
 Money market demand accounts..      (21)        95         --         74        232      1,711       82      2,025
 Certificate accounts..........   10,324     13,579      1,551     25,454     (1,024)    15,156     (203)    13,929
 Borrowed funds................    1,050     (1,183)       (75)      (208)       793       (906)     (42)      (155)
                                 -------    -------    -------    -------    -------    -------    -----    -------
  Total interest-bearing
    liabilities................   10,832     12,929      1,462     25,223     (1,086)    18,584     (310)    17,188

   Net change in net interest
     income....................  $(6,503)   $12,371    $(1,067)   $ 4,801    $ 1,794    $14,387    $ 558    $16,739
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

         The Company's policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of its interest-earning assets. The Company (i) emphasizes the origination of short-term, fixed-rate consumer loans, and at June 30, 2001, such loans constituted $425.6 million, or 14.6%, of the Company's total loan portfolio; (ii) emphasizes the origination of one- to four-family residential mortgage loans with terms of 15 years or less, and purchases shorter term or adjustable-rate investment securities and mortgage-backed securities; and (iii) originates adjustable-rate mortgage loans, adjustable-rate consumer loans, and adjustable-rate commercial loans, which at June 30, 2001, totalled $367.5 million or 12.6% of the Company's total loan portfolio. Of the Company's $3.655 billion of interest-earning assets at June 30, 2001, $837.0 million, or 22.9%, consisted of assets with adjustable rates of interest. The Company also attempts to reduce interest rate risk by lengthening the maturities of its interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer term certificates of deposit.

         At June 30, 2001, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $459.6 million, representing a cumulative negative one-year gap ratio of 11.9%. The Company has an Asset/Liability Committee with members consisting of various individuals from Senior Management. This committee meets monthly in an effort to effectively manage the Company's balance sheet and to monitor activity and set pricing. The Company also has a Risk Management Committee comprised of certain members of the Board of Directors which is responsible for reviewing the Company's asset and liability management policies. The Committee meets quarterly and, as part of their risk management assessment, reviews interest rate risks and trends, the Company's interest sensitivity position and the liquidity and market value of the Company's investment portfolio.

         The following table sets forth, on an amortized cost basis, the amounts of interest-earning assets and interest- bearing liabilities outstanding at June 30, 2001, which are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of the term of repricing or the contractual term of the asset or liability. Management believes that these assumptions approximate the standards used in the savings industry and considers them appropriate and reasonable. For information regarding the contractual maturities of the Company's loans, investments and deposits, see "Business of the Company--Lending Activities," "--Investment Activities" and "--Sources of Funds."

                                                             AMOUNTS MATURING OR REPRICING
                                      -------------------------------------------------------------------------------------------
                                       WITHIN        1-3           3-5         5-10         10-20        OVER 20
                                       1 YEAR       YEARS         YEARS        YEARS        YEARS         YEARS          TOTAL
                                     ----------    --------      --------     --------     --------      ---------     ----------
                                                                     (DOLLARS IN THOUSANDS)
Rate-sensitive assets:
  Interest-earning deposits .......  $   45,008    $     --      $     --     $     --    $      --      $      --     $   45,008
  Mortgage-backed securities:
   Fixed ..........................      18,958      24,116        14,599       16,983        5,048             --         79,704
   Variable .......................     424,570          --            --           --           --             --        424,570
  Investment securities ...........      33,440      11,660         6,293       14,752      160,491             --        226,636
  Real estate loans:
   Adjustable-rate ................      40,852       6,121            --           --           --             --         46,973
   Fixed-rate .....................     379,025     564,690       407,848      538,643       28,033             --      1,918,239
  Home equity lines of credit .....      52,934       2,343         1,569        1,589           --             --         58,435
  Education loans .................      77,753          --            --           --           --             --         77,753
  Other consumer loans ............     245,235     193,827            93           --           --             --        439,155
  Commercial loans ................     181,125      96,338        52,837        8,533           --             --        338,833
                                     ----------    --------      --------     --------    ---------      ---------     ----------
   Total rate-sensitive assets ....  $1,498,900    $899,095      $483,239     $580,500    $ 193,572      $       0     $3,655,306
                                     ==========    ========      ========     ========    =========      =========     ==========

Rate-sensitive liabilities:
  Fixed maturity deposits .........  $1,692,515    $312,133      $ 63,963     $ 10,429    $      69      $      --     $2,079,109
  Money market deposit accounts ...      69,407      75,294        63,519           --           --             --        208,220
  Savings accounts ................     109,536      80,000            --           --      265,495             --        455,031
  Checking accounts ...............      50,000          --            --           --       27,757        444,823        522,580
  FHLB advances ...................      10,000      34,350        25,000      175,000        1,202             --        245,552
  Other borrowings ................      27,027       1,947         1,676           10           --             --         30,660
                                     ----------    --------      --------     --------    ---------      ---------     ----------
   Total rate-sensitive liabilities  $1,958,485    $503,724      $154,158     $185,439    $ 294,523      $ 444,823     $3,541,152
                                     ==========    ========      ========     ========    =========      =========     ==========
Interest sensitivity gap per period  $ (459,585)   $395,371      $329,081     $395,061    $(100,951)     $(444,823)    $  114,154
                                     ==========    ========      ========     ========    =========      =========     ==========

Cumulative interest sensitivity gap  $ (459,585)   $(64,214)     $264,867     $659,928    $ 558,977      $ 114,154     $  114,154
                                     ==========    ========      ========     ========    =========      =========     ==========

Cumulative interest sensitivity
  gap as a percentage
  of total assets...................     (11.95)%     (1.67)%        6.89%       17.16%       14.53%          2.97%          2.97%
Cumulative interest-earning assets
  as a  percent of cumulative
  interest-bearing liabilities......      76.53%      97.39%       110.12%      123.55%      118.05%        103.22%        103.22%


         When assessing the interest rate sensitivity of the company, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates. In preparing the table above, it has been assumed market rates will remain constant at current levels and as a result, the Company's loans will be affected as follows: (i) adjustable-rate mortgage loans will prepay at an annual rate of 20%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 10% to 15%; (iii) commercial loans will prepay at an annual rate of 15%; (iv) consumer loans held by the Bank will prepay at an annual rate of 25%; and (v) consumer loans held by Northwest Consumer will prepay at an annual rate of 60% to 65%. In regards to the Company's deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) money market accounts will gradually reprice over the next five years; and (iii) savings accounts and checking accounts will reprice either when the rates on such accounts reprice as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates. For purposes of this analysis, management has estimated, based on historical trends, that only $50 million of the Company's checking accounts and $110 million of the Company's savings accounts are interest sensitive and will reprice in one year or less, and that the remainder will reprice over longer time periods.

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

         The Company has established the following guidelines for assuming interest rate risk:

          o Net interest margin simulation. Given a parallel shift of 2% in interest rates, the estimated net interest margin may not decrease by more than 20% within a one-year period.

          o Market value of equity simulation. The market value of the Company's equity is the net present value of the Company's assets and liabilities. Given a parallel shift of 2% in interest rates, equity may not decrease by more than 50% of total shareholder equity.

         The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net interest income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at June 30, 2001 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from the June 30, 2001 levels.

                                                              MOVEMENTS IN INTEREST RATES FROM
                                                                      JUNE 30, 2001 RATES
                                                         ------------------------------------------
                                                             INCREASE                  DECREASE
                                                         -----------------        -----------------
                                                          1%          2%           1%           2%
                                                         ----        ----         ----         ----
Simulated impact over the next
  12 months compared with June 30, 2001:
Percentage increase/(decrease) in net income.......      45.2%       21.7%        66.1%        41.8%

Increase/(decrease) in return on average equity....      13.7%       11.5%        15.7%        13.4%
Increase/(decrease) in diluted earnings per share..     $0.25       $0.12        $0.37        $0.23
Percentage increase/(decrease)
  in market value of equity........................     (16.5)%     (47.0)%       12.6%        23.1%

         REGULATORY CAPITAL REQUIREMENTS. The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit card relationships.

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

         The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2001, the Company exceeded each of its capital requirements.

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

         The following table summarizes the actual and minimum regulatory capital requirements of the Bank and Jamestown at June 30, 2001 and June 30, 2000.

                                                                          JUNE 30, 2001
                                            ---------------------------------------------------------------------
                                                                         MINIMUM CAPITAL       WELL CAPITALIZED
                                                    ACTUAL                REQUIREMENTS           REQUIREMENTS
                                            ----------------------   ---------------------   --------------------
                                              AMOUNT        RATIO     AMOUNT        RATIO     AMOUNT       RATIO
                                              ------        -----     ------        -----     ------       -----
                                                                    (DOLLARS IN THOUSANDS)
Total capital (to risk weighted assets):
   Northwest Savings Bank.................   $214,670      10.39%    $165,364       8.00%    $206,705      10.00%
   Jamestown Savings Bank.................      8,232      10.72        6,142       8.00        7,678      10.00

Tier I capital (to risk weighted assets):
   Northwest Savings Bank.................   $193,570       9.36%    $ 82,682       4.00%    $124,023       6.00%
   Jamestown Savings Bank.................      7,596       9.89        3,071       4.00        4,607       6.00

Tier I capital (leverage to average assets):
   Northwest Savings Bank.................   $193,570       5.33%    $108,916       3.00%*   $181,526       5.00%
   Jamestown Savings Bank.................      7,596       5.96        3,821       3.00 *      6,368       5.00

                                                                          JUNE 30, 2000
                                            -----------------------------------------------------------------------
                                                                         MINIMUM CAPITAL        WELL CAPITALIZED
                                                    ACTUAL                REQUIREMENTS            REQUIREMENTS
                                            ----------------------   ---------------------   ----------------------
                                              AMOUNT        RATIO     AMOUNT        RATIO     AMOUNT        RATIO
                                            ---------     --------   --------     --------   --------     ---------
Total capital (to risk weighted assets):
   Northwest Savings Bank.................   $204,018      11.33%    $144,043       8.00%    $180,054      10.00%
   Jamestown Savings Bank.................      7,845      14.21        4,416       8.00        5,520      10.00

Tier I capital (to risk weighted assets):
   Northwest Savings Bank.................   $185,509      10.30%    $ 72,022       4.00%    $108,032       6.00%
   Jamestown Savings Bank.................      7,367      13.35        2,208       4.00        3,312       6.00

Tier I capital (leverage to average assets):
   Northwest Savings Bank.................   $185,509       5.71%    $ 97,403       3.00%*   $162,338       5.00%
   Jamestown Savings Bank.................      7,367       7.57        2,920       3.00*       4,867       5.00

-------------------

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of June 30, 2001, the Company had not been advised of any additional requirements in this regard.


         The Bank is also subject to Pennsylvania Department of Banking ("Department") capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

         LIQUIDITY AND CAPITAL RESOURCES. The Bank and Jamestown are required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy of the Company, to be eligible for liquidity. Liquidity is quantified through the use of a standard liquidity ratio of liquid assets to short- term borrowings plus deposits. Using this formula, the Bank's and Jamestown's liquidity ratios were 21.0% and 35.6%, respectively, as of June 30, 2001. The Bank and Jamestown adjust their liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset and liability management objectives.

         The Company's primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits with the FHLB of Pittsburgh amounted to $33.4 million at June 30, 2001. Other assets qualifying for liquidity outstanding at June 30, 2001, amounted to $732.3 million. For additional information about cash flows from the Company's operating, financing, and investing activities, see Statements of Cash Flows included in the Consolidated Financial Statements.

         A major portion of the Company's liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.

         Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2001, the Company had $245.6 million in advances from the FHLB. The Company borrows from the FHLB to reduce interest rate risk and to provide liquidity when necessary.

         At June 30, 2001, the Company's customers had $100.3 million of unused lines of credit available. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at June 30, 2001, totaled $1.691 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company.

         The major sources of the Company's cash flows are the areas of loans, marketable securities, deposits and borrowed funds.

         Deposits are the Company's primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of management's control, such as the general level of short-term and long-term interest rates in the economy, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as the Company, are also subject to deposit outflows. The Company's net deposits excluding interest credits and acquisitions, increased by $133.8 million, $61.5 million and $117.1 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

         Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of interest rates in the economy. Funds received from principal payments on loans for the fiscal years ended in June 30, 2001, 2000 and 1999 were $450.1 million, $408.8 million and $512.1 million, respectively. Loan originations for the years ended June 30, 2001, 2000 and 1999 were $776.0 million, $629.1 million and $881.9 million, respectively. The Company also sells a portion of the loans it originates and the cash flows from such sales for the fiscal years ended June 30, 2001, 2000 and 1999 were $61.4 million, $1.1 million and $7.4 million, respectively.

         The Company also experiences significant cash flows from its portfolio of marketable securities as principal payments are received on mortgage-backed securities and investment securities, which generally are of short duration, mature. During recent years, the Company has utilized cash to increase its portfolio of marketable securities. Cash flow from the repayment of principal and the maturity of marketable securities for the fiscal years ended June 30, 2001, 2000 and 1999 were $77.9 million, $44.4 million and $122.5 million, respectively. During the fiscal years ended June 30, 2001, 2000 and 1999, the bank utilized cash to purchase marketable securities in the amount of $183.9 million, $122.4 million and $195.1 million, respectively.

         The Company utilizes borrowings as a source of liquidity, when necessary, and as a source of funds for long term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net increase of $36.3 million for the fiscal year ended June 30, 2001, a net decrease of $109.0 million for the fiscal year ended June 30, 2000 and a net increase of $57.6 million for the fiscal year ended June 30, 1999.

         Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $7.6 million, $7.6 million and $7.5 million for the fiscal years ended June 30 2001, 2000 and 1999, respectively.

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

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") released SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This effective date was changed, however, in June 1999, when the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133 - an Amendment of FASB Statement 133," which delayed the adoption of FASB Statement 133 until the first quarter of the Company's fiscal year 2001. Adoption of this statement had no effect on the Company's financial position or results of operations as the Company did not use derivative instruments in the current fiscal year.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25." This Interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) for only certain issues. The issues addressed by this interpretation were resolved within the framework of the intrinsic value method prescribed by APB 25, and do not amend APB 25. Among the issues this interpretation clarifies are (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

         This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Adoption of this statement did not have a material effect on the Company's position or results of operations.

         In September 2000, the FASB released SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 ("SFAS 140")". SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement provides accounting and reporting standards based upon a financial- components approach that focuses on control of the underlying asset or liability after the transfer. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those specific exceptions, earlier or retroactive application of its accounting provisions is not permitted. Adoption of this statement did not have a material effect on the Company's financial position or results of operations.

         In July 2001, the FASB released SFAS 141 "Business Combinations"("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". This statement effectively eliminates the use of the pooling method of accounting for business combinations and states that all business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Because the Company has always used purchase accounting for its business combinations, it is not expected that this statement will have a material change in its operations.

         Also in July 2001, and concurrently with SFAS 141, the FASB released SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement, among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach will most likely cause more volatility in a company's reported net income because impairment losses, if any, are likely to occur irregularly and in varying amounts. The Company adopted this statement on July 1, 2001, the beginning of its fiscal year, and immediately upon adoption stopped amortizing the existing goodwill of $63.3 million. As a result of this pronouncement, the amortization expense savings for fiscal 2002 is expected to be $8.2 million which is approximately $5.5 million after tax, or $0.11 per diluted share.

SUBSEQUENT BUSINESS ACQUISITIONS

         On September 6, 2001 the Company announced its intention to purchase the Ebensburg, Pennsylvania office of Reliance Bank. The cash purchase includes approximately $26 million of deposits and related fixed assets. Pending regulatory approval this transaction is expected to be completed in the fourth calendar quarter of 2001.

         On August 16, 2001 the Company announced it had entered into a definitive agreement to acquire Leeds Federal Bankshares, Inc. of Baltimore, Maryland. As of June 30, 2001 Leeds Bankshares had total assets of $378.5 million, deposits of $320.5 million and shareholders equity of $50.9 million. Pending approval by Leeds Bankshares stockholders and applicable regulatory authorities the transaction is expected to be completed in the first calendar quarter of 2002.

         Also on August 16, 2001 the Company announced it had reached a definitive agreement with Sun Bancorp, Inc. to purchase Sun's Johnsonburg and Emporium branch offices. The sale is expected to close in the fourth calendar quarter of 2001, subject to regulatory approval, and will include approximately $57 million in deposits, $21 million in loans and the related fixed assets.

         On August 3, 2001 the Company announced its intention to purchase a retail office from Prestige Bank. The office is located within the Shop 'n Save supermarket in Washington, Pennsylvania. The cash purchase includes $4.7 million in deposits, as well as related fixed assets, and upon regulatory approval is expected to close in the fourth calendar quarter of 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section set forth above is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements are included in Part III, Item 14 of this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Northwest Bancorp, Inc.:


We have audited the accompanying consolidated statements of financial condition of Northwest Bancorp, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancorp, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                /s/ KPMG LLP
                                                -----------------------
                                                KPMG LLP


Pittsburgh, Pennsylvania
July 20, 2001

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                             June 30, 2001 and 2000

                  (Amounts in thousands, excluding share data)


                        ASSETS                                            2001                   2000
                                                                          ----                   ----

Cash and cash equivalents                                              $    50,958                82,305
Interest-earning deposits in other financial institutions                   45,008                 8,461
Marketable securities available-for-sale (amortized cost of
    $386,689 and $395,830)                                                 391,579               387,983
Marketable securities held-to-maturity (market value of
    $333,372 and $222,364)                                                 339,331               237,756
Loans receivable, net of allowance for estimated
    losses of $20,290 and $18,260                                        2,856,581             2,544,630
Accrued interest receivable                                                 18,795                15,978
Real estate owned, net                                                       3,697                 2,144
Federal Home Loan Bank stock, at cost                                       22,499                21,269
Premises and equipment, net                                                 46,767                40,953
Goodwill and other intangibles                                              65,053                52,300
Other assets                                                                12,563                13,513
                                                                       -----------           -----------
                   Total assets                                        $ 3,852,831             3,407,292
                                                                       ===========           ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits                                                             3,264,940             2,886,509
    Borrowed funds                                                         276,212               239,941
    Advances by borrowers for taxes and insurance                           21,832                22,557
    Accrued interest payable                                                 3,720                 2,352
    Other liabilities                                                       10,414                 8,045
                                                                       -----------           -----------
                   Total liabilities                                     3,577,118             3,159,404
Shareholders' equity
    Common stock, $.10 par value, authorized 100,000,000
       shares; 47,426,755 and 47,360,769 issued and
       outstanding at June 30, 2001 and 2000, respectively                   4,743                 4,736
    Paid-in capital                                                         71,283                70,949
    Retained earnings, substantially restricted                            196,566               177,371
    Accumulated other comprehensive income (loss), net                       3,178                (5,104)
    Unearned recognition and retention plan shares                             (57)                  (64)
                                                                       -----------           -----------
                   Total shareholders' equity                              275,713               247,888
                                                                       -----------           -----------
                   Total liabilities and shareholders' equity          $ 3,852,831             3,407,292
                                                                       ===========           ===========


See accompanying notes to consolidated financial statements.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                For the Years Ended June 30, 2001, 2000 and 1999

                  (Amounts in thousands, excluding share data)


                                                                  2001              2000               1999
                                                                  ----              ----               ----
Interest income:
    Loans receivable                                            $222,740           196,596            174,393
    Mortgage-backed securities                                    29,161            27,236             17,649
    Taxable investment securities                                 11,630            10,608             10,669
    Tax-free investment securities                                 5,022             4,404              2,859
    Interest-earning deposits                                        877               880              1,023
                                                                --------          --------           --------
                   Total interest income                         269,430           239,724            206,593
Interest expense:
    Deposits                                                     140,881           115,450             98,107
    Borrowed funds                                                16,441            16,649             16,804
                                                                --------          --------           --------
                   Total interest expense                        157,322           132,099            114,911
                                                                --------          --------           --------
                   Net interest income                           112,108           107,625             91,682
Provision for loan losses                                          5,347             4,149              3,629
                                                                --------          --------           --------
                   Net interest income after provision
                     for loan losses                             106,761           103,476             88,053
Noninterest income:
    Service charges and fees                                      10,030             7,020              4,500
    Gain (loss) on sale of marketable securities, net                368               397               (686)
    Gain (loss) on sale of loans                                     478               (74)              (481)
    Gain on sale of real estate owned                                602               621                150
    Insurance income                                               1,913             2,135              1,527
    Other operating income                                         1,663             1,172              1,000
                                                                --------          --------           --------
                   Total noninterest income                       15,054            11,271              6,010

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                For the Years Ended June 30, 2001, 2000 and 1999

                  (Amounts in thousands, excluding share data)


                                                              2001              2000             1999
                                                              ----              ----             ----
Noninterest expense:
    Compensation and employee benefits                       $43,569           38,028           35,005
    Premises and occupancy costs                              10,570            9,138            7,116
    Federal insurance premiums                                   581              894            1,132
    Data processing                                            2,992            2,661            2,149
    Check processing                                           3,450            3,263            2,364
    Advertising                                                1,631            2,048            1,809
    Amortization of intangibles                                7,371            5,831            3,458
    Other expenses                                            12,175           11,771           10,077
                                                             -------          -------          -------
                   Total noninterest expense                  82,339           73,634           63,110
                                                             -------          -------          -------
                   Income before income taxes                 39,476           41,113           30,953
Provision for income taxes
    Federal                                                   10,488           11,263            8,910
    State                                                      2,211            2,647            2,004
                                                             -------          -------          -------
                   Total provision for income taxes           12,699           13,910           10,914
Minority interest in net loss of subsidiary                       --               --                3
                                                             -------          -------          -------
                   Net income                                $26,777           27,203           20,042
                                                             =======          =======          =======
Basic earnings per share                                     $   .57              .58              .42
                                                             =======          =======          =======
Diluted earnings per share                                   $   .56              .57              .42
                                                             =======          =======          =======


See accompanying notes to consolidated financial statements.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                For the Years Ended June 30, 2001, 2000 and 1999

                  (Amounts in thousands, excluding share data)


                                                                                                                   ACCUMULATED
                                                                                                                      OTHER
                                                            COMMON            PAID-IN          RETAINED           COMPREHENSIVE
                                                            STOCK             CAPITAL          EARNINGS         INCOME (LOSS), NET
                                                            -----             -------          --------         ------------------
Balance at June 30, 1998                                   $  4,684            67,248           145,259              3,371
Comprehensive income:
    Net income                                                   --                --            20,042                 --
    Change in unrealized gain on securities,
       net of tax and reclassification adjustment                --                --                --             (1,393)
                                                           --------          --------          --------           --------
                   Total comprehensive income                    --                --            20,042             (1,393)
Stock issuance for acquisition*                                  48             1,145                --                 --
Exercise of stock options                                         4               216                --                 --
Tax benefit for excess of fair value above
    cost of stock option and retention plans                     --               214                --                 --
ESOP shares released                                             --             1,551                --                 --
RRP shares released                                              --                --                --                 --
Dividends declared                                               --                --            (7,556)                --
                                                           --------          --------          --------           --------
Balance at June 30, 1999                                      4,736            70,374           157,745              1,978

Comprehensive income:
    Net income                                                   --                --            27,203                 --
    Change in unrealized gain on securities,
       net of tax and reclassification adjustment                --                --                --             (7,082)
                                                           --------          --------          --------           --------
                   Total comprehensive income                    --                --            27,203             (7,082)
Exercise of stock options                                        --                20                --                 --
Tax benefit for excess of fair value above
    cost of stock option and retention plans                     --               162                --                 --
ESOP shares released                                             --               393                --                 --
RRP shares released                                              --                --                --                 --
Dividends declared                                               --                --            (7,577)                --
                                                           --------          --------          --------           --------
Balance at June 30, 2000                                      4,736            70,949           177,371             (5,104)


                                                            UNEARNED          UNEARNED
                                                            EMPLOYEE         RECOGNITION
                                                             STOCK               AND               TOTAL
                                                           OWNERSHIP          RETENTION        SHAREHOLDERS'
                                                          PLAN SHARES        PLAN SHARES           EQUITY
                                                          -----------        -----------           ------

Balance at June 30, 1998                                     (1,412)            (1,271)           217,879
Comprehensive income:
    Net income                                                   --                 --             20,042
    Change in unrealized gain on securities,
       net of tax and reclassification adjustment                --                 --             (1,393)
                                                           --------           --------           --------
                   Total comprehensive income                    --                 --             18,649
Stock issuance for acquisition*                                  --                 --              1,193
Exercise of stock options                                        --                 --                220
Tax benefit for excess of fair value above
    cost of stock option and retention plans                     --                 --                214
ESOP shares released                                            851                 --              2,402
RRP shares released                                              --                656                656
Dividends declared                                               --                 --             (7,556)
                                                           --------           --------           --------
Balance at June 30, 1999                                       (561)              (615)           233,657

Comprehensive income:
    Net income                                                   --                 --             27,203
    Change in unrealized gain on securities,
       net of tax and reclassification adjustment                --                 --             (7,082)
                                                           --------           --------           --------
                   Total comprehensive income                    --                 --             20,121
Exercise of stock options                                        --                 --                 20
Tax benefit for excess of fair value above
    cost of stock option and retention plans                     --                 --                162
ESOP shares released                                            561                 --                954
RRP shares released                                              --                551                551
Dividends declared                                               --                 --             (7,577)
                                                           --------           --------           --------
Balance at June 30, 2000                                         --                (64)           247,888


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                For the Years Ended June 30, 2001, 2000 and 1999

                  (Amounts in thousands, excluding share data)

                                                                                                                 ACCUMULATED
                                                                                                                    OTHER
                                                            COMMON            PAID-IN          RETAINED         COMPREHENSIVE
                                                            STOCK             CAPITAL          EARNINGS       INCOME (LOSS), NET
                                                            -----             -------          --------       ------------------
Comprehensive income:
    Net income                                             $     --                --            26,777                 --
    Change in unrealized loss on securities,
       net of tax and reclassification adjustment                --                --                --              8,282
                                                                             --------          --------           --------
                   Total comprehensive income                    --                --            26,777              8,282
Exercise of stock options                                         7               301                --                 --
Tax benefit for excess of fair value above
    cost of stock option and retention plans                     --                33                --                 --
RRP shares released                                              --                --                --                 --
Dividends declared                                               --                --            (7,582)                --
                                                           --------          --------          --------           --------
Balance at June 30, 2001                                   $  4,743            71,283           196,566              3,178
                                                           ========          ========          ========           ========



                                                       UNEARNED         UNEARNED
                                                       EMPLOYEE        RECOGNITION
                                                         STOCK             AND              TOTAL
                                                       OWNERSHIP        RETENTION       SHAREHOLDERS'
                                                      PLAN SHARES      PLAN SHARES          EQUITY
                                                      -----------      -----------          ------
Comprehensive income:
    Net income                                             --                --             26,777
    Change in unrealized loss on securities,
       net of tax and reclassification adjustment          --                --              8,282
                                                           --          --------           --------
                   Total comprehensive income              --                --             35,059
Exercise of stock options                                  --                --                308
Tax benefit for excess of fair value above
    cost of stock option and retention plans               --                --                 33
RRP shares released                                        --                 7                  7
Dividends declared                                         --                --             (7,582)
                                                           --          --------           --------
Balance at June 30, 2001                                   --               (57)           275,713
                                                           ==          ========           ========



* Represents shares issued for the acquisition of Corry Savings Bank (see note 3, Business Combinations).

See accompanying notes to financial statements.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                For the Years Ended June 30, 2001, 2000 and 1999

                  (Amounts in thousands, excluding share data)


                                                                          2001                 2000                1999
                                                                          ----                 ----                ----
Operating activities:
    Net income                                                          $  26,777              27,203              20,042
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Provision for loan losses                                         5,347               4,149               3,629
          Net loss (gain) on sales of assets                               (1,448)               (944)              1,017
          Purchase of marketable securities, trading                           --                  --             (31,863)
          Proceeds from sale of marketable securities,
            trading                                                            --               8,822              22,160
          Amortization of goodwill and other intangible assets              7,371               5,831               3,458
          Net depreciation, amortization and accretion                      5,449               4,002               2,503
          Decrease (increase) in other assets                              (6,080)              1,080              (4,662)
          Increase (decrease) in other liabilities                          3,011              (3,682)                943
          Net accretion of discounts on marketable securities              (1,839)               (541)               (255)
          Noncash compensation expense related to
            stock benefit plans                                                 7               1,145               2,244
          Other                                                                26                  --                 241
                                                                        ---------           ---------           ---------
                   Net cash provided by operating
                     activities                                            38,621              47,065              19,457
                                                                        ---------           ---------           ---------
Investing activities:
    Purchase of marketable securities held-to-maturity                   (126,420)             (9,252)           (106,562)
    Purchase of marketable securities available-for-sale                  (57,488)           (113,176)            (88,563)
    Proceeds from maturities and principal reductions
       of marketable securities held-to-maturity                           25,662              25,514              48,051
    Proceeds from maturities and principal reductions
       of marketable securities available-for-sale                         52,291              18,884              74,491
    Proceeds from sales of marketable securities available-
       for-sale                                                            15,477              21,616               4,470
    Loan originations                                                    (776,001)           (629,104)           (881,861)
    Proceeds from loan maturities and principal
       reductions                                                         450,120             408,837             512,069
    Proceeds from loan sales                                               61,365               1,137               7,365
    Purchase of Federal Home Loan Bank stock                               (1,230)             (3,112)             (4,511)
    Proceeds from sale of real estate owned                                 2,429               3,473               3,312
    Sale of real estate owned for investment                                   97                 534                 245
    Purchase of premises and equipment                                     (8,166)             (8,282)             (7,821)
    Acquisitions, net of cash received                                     59,681             203,319             198,627
                                                                        ---------           ---------           ---------
                   Net cash used by investing activities                 (302,183)            (79,612)           (240,688)
                                                                        ---------           ---------           ---------

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                For the Years Ended June 30, 2001, 2000 and 1999

                  (Amounts in thousands, excluding share data)

                                                                        2001                2000                  1999
                                                                        ----                ----                  ----
Financing activities:
    Increase in deposits, net                                         $ 240,490             151,988             191,221
    Proceeds from long-term borrowings                                  116,963              37,112             101,281
    Repayments of long-term borrowings                                  (31,217)            (33,607)            (87,413)
    Net increase (decrease) in short-term borrowings                    (49,475)           (112,479)             43,720
    Increase (decrease) in advances by borrowers for
       taxes and insurance                                                 (725)              3,603               3,423
    Cash dividends paid                                                  (7,582)             (7,577)             (7,556)
    Stock issuance for acquisition                                           --                  --               1,193
    Proceeds from options exercised                                         308                  20                 220
                                                                      ---------           ---------           ---------
                   Net cash provided by financing activities            268,762              39,060             246,089
                                                                      ---------           ---------           ---------
                   Net increase in cash and
                     cash equivalents                                 $   5,200               6,513              24,858
                                                                      =========           =========           =========
Cash and cash equivalents at beginning of period                         90,766              84,253              59,395
Net increase in cash and cash equivalents                                 5,200               6,513              24,858
                                                                      ---------           ---------           ---------
Cash and cash equivalents at end of period                            $  95,966              90,766              84,253
                                                                      =========           =========           =========
Cash paid during the year for:
    Interest on deposits and borrowings (including
       interest credited to deposit accounts of
       $106,708, $90,526 and $74,097, respectively)                   $ 155,954             133,445             114,145
                                                                      =========           =========           =========
    Income taxes                                                      $  15,808              13,926              12,858
                                                                      =========           =========           =========
Noncash activities:
    Business acquisitions:
       Fair value of assets acquired                                     79,253              68,643              50,457
       Net cash received                                                 59,681             203,319             198,627
       Minority interest                                                     --                  --               1,913
                                                                      ---------           ---------           ---------
                   Liabilities assumed                                $ 138,934             271,962             250,997
                                                                      =========           =========           =========
    Loan foreclosures and repossessions                               $   3,380               1,625               3,378
                                                                      =========           =========           =========
    Sale of real estate owned financed by the Company                 $     315                 536                 456
                                                                      =========           =========           =========


See accompanying notes to consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)



(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    NATURE OF OPERATIONS

              Northwest Bancorp, Inc. (the "Company") headquartered in Warren, Pennsylvania, is a Bank Holding Company for its wholly owned subsidiaries Northwest Savings Bank ("Northwest") and Jamestown Savings Bank ("Jamestown"). These retail oriented financial institutions offer traditional deposit and loan products through their 109 banking locations in Pennsylvania, five banking locations in southwestern New York and four banking locations in eastern Ohio. The Company and its subsidiaries also offer loan products through 44 consumer finance offices in Pennsylvania and one in New York. The Company maintains geographic diversification in its real estate loan portfolio by originating loans through correspondent originators by way of a mortgage production office in Pittsburgh, Pennsylvania.

       (b)    CONSOLIDATION

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions.

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

                          June 30, 2001, 2000 and 1999

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

              The Company has identified certain residential loans which will be sold prior to maturity. These loans are recorded at the lower of amortized cost or market value and are not significant as of June 30, 2001 and 2000.

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

       (g)    PROVISION FOR LOAN LOSSES

              Provisions for estimated losses on the loan portfolios, other than those specifically identified, are charged to earnings in an amount that results in a loss allowance sufficient, in management's judgment, to cover losses based on past experience and economic conditions. Estimated losses on specific loans are charged to the allowance for loan losses when, in the opinion of management, a significant decline reduces the estimated fair value of the underlying collateral to less than the loan's current carrying value.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

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

       (h)    GOODWILL AND OTHER INTANGIBLES

              Goodwill and other intangible assets are amortized using the straight-line method over the estimated benefit period of ten years. Intangible assets are reviewed annually for possible impairment or when events or changed circumstances may affect the underlying basis of the asset.

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

       (j)    DEPOSITS

              Interest on deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the accounts.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

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

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


(2)    CHARTER CONVERSION

       Effective June 29, 2001, the Company converted its charter from a Pennsylvania corporation to a Federal corporation as approved by its stockholders at the annual meeting held on December 20, 2000. In addition, Northwest Bancorp, MHC, the Company's Mutual Holding Company, also changed its charter from a Pennsylvania mutual holding company to a federal mutual holding company. As a result of this conversion, the primary regulator(s) also changed from the current Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking to the Office of Thrift Supervision. The Company's savings bank subsidiaries, however, have both retained their state savings bank charters.


(3)    BUSINESS COMBINATIONS

       On April 27, 2001, the Company completed its acquisition of Heritage Trust Company, an independent investment management and trust company headquartered in Erie, Pennsylvania. With assets under management of almost $300 million, Heritage provides a wide range of investment management and trust services for individuals, businesses and charitable organizations throughout northwestern Pennsylvania. The transaction was accounted for using the purchase method of accounting resulting in goodwill of approximately $4,170,000.

       On January 31, 2001, the Company completed its purchase of the Warren, Pennsylvania, office of First Affiliated Investment Group through its subsidiary, Northwest Financial Services, Inc. The new office provides financial consulting and full service brokerage to the greater Warren area. The transaction was accounted for using the purchase method of accounting resulting in goodwill of approximately $50,000.

       On November 3, 2000, the Company acquired nine retail office facilities in Potter and Tioga counties in north central Pennsylvania from another financial institution. The acquisition included approximately $138 million in deposits and $57 million in consumer and business loans, along with the related fixed assets. The transaction was accounted for using the purchase method of accounting and resulted in recording an intangible asset of approximately $15,325,000.

       In September 1999, the Company purchased eight retail office facilities located in Western Pennsylvania from another financial institution. This acquisition included approximately $270,000,000 in deposits, $47,000,000 in consumer and business loans and the related office facilities and equipment. The acquisition was accounted for using the purchase method of accounting and resulted in an intangible asset of approximately $20,400,000.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


       During fiscal 1999, the Company purchased 11 retail office facilities in northwest and central Pennsylvania from two financial institutions and assumed deposits of approximately $225,500,000. A premium of approximately $20,600,000 was paid for these offices.

       On October 21, 1998, the Company acquired Corry Savings Bank, a Pennsylvania chartered mutual savings bank headquartered in Corry, Pennsylvania, with assets of approximately $25,000,000 and capital of approximately $2,500,000. In conjunction with this acquisition, 146,815 shares of the common stock of Northwest Bancorp, Inc. were sold in a stock offering at an average price of $8.13 per share, net of expenses, with priority given to the depositors of Corry Savings Bank. In addition, Northwest Bancorp, MHC, the mutual holding company for Northwest Bancorp, Inc., received 328,313 shares of the common stock of Northwest Bancorp, Inc. in exchange for the assets and liabilities of Corry Savings Bank. As a result of this transaction, Northwest Bancorp MHC continued to own approximately 69.2% of the outstanding shares of Northwest Bancorp, Inc. This acquisition was accounted for using the purchase method of accounting and resulted in the Company recording negative goodwill of approximately $3,000,000.

       In addition, during fiscal 1999, the Company made a tender offer and purchased the remaining outstanding shares of Jamestown from the minority shareholders resulting in additional goodwill of approximately $3,000,000.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


(4)    MARKETABLE SECURITIES

       Marketable securities at June 30, 2001, are as follows:


                                                                   GROSS             GROSS
                                                                 UNREALIZED        UNREALIZED
                                               AMORTIZED           HOLDING           HOLDING            MARKET
                                                  COST              GAINS             LOSSES            VALUE
                                                  ----              -----             ------            -----
HELD-TO-MATURITY:

U.S. government and agencies:
    Due in five years - ten years               $ 13,744               690                --             14,434
    Due after ten years                           20,774               620                (9)            21,385
Municipal securities:
    Due in five years - ten years                    100                 5                --                105
    Due after ten years                           50,541               811            (1,069)            50,283
Corporate debt issues:
    Due in five years - ten years                  1,027                --               (47)               980
    Due after ten years                           43,805                82            (2,652)            41,235
Mortgage-backed securities:
    Fixed rate pass-through                        3,379                38               (30)             3,387
    Variable rate pass-through                     4,743               115               (24)             4,834
    Fixed rate CMO                                 2,284                89                --              2,373
    Variable rate CMO                            198,934               772            (5,350)           194,356
                                                --------          --------          --------           --------
                   Total mortgage-
                     backed securities           209,340             1,014            (5,404)           204,950
                                                --------          --------          --------           --------
                   Total securities
                     held-to-maturity           $339,331             3,222            (9,181)           333,372
                                                ========          ========          ========           ========


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


                                                                     GROSS             GROSS
                                                                   UNREALIZED        UNREALIZED
                                                AMORTIZED           HOLDING           HOLDING             MARKET
                                                   COST              GAINS             LOSSES             VALUE
                                                   ----              -----             ------             -----
AVAILABLE-FOR-SALE:

U.S. government and agencies:
    Due in one year or less                      $ 13,976               229                --             14,205
    Due in one year - five years                    5,516               140                --              5,656
    Due in five years - ten years                   1,494                 7                --              1,501
    Due after ten years                             6,234               197                --              6,431
Equity securities                                   7,123             3,236                --             10,359
Municipal securities:
    Due in one year or less                           450                 3                --                453
    Due in one year - five years                      445                 9                --                454
    Due in five years - ten years                     497                 7                --                504
    Due after ten years                            56,146               354              (323)            56,177
Corporate debt issues:
    Due after ten years                               986                --               (81)               905
Mortgage-backed securities:
    Fixed rate pass-through                        72,522             1,620              (104)            74,038
    Variable rate pass-through                     15,148               109                (5)            15,252
    Fixed rate CMO                                      3                --                --                  3
    Variable rate CMO                             206,149             1,912            (2,420)           205,641
                                                 --------          --------          --------           --------
                   Total mortgage-
                     backed securities            293,822             3,641            (2,529)           294,934
                                                 --------          --------          --------           --------
                   Total securities
                     available-for-sale          $386,689             7,823            (2,933)           391,579
                                                 ========          ========          ========           ========


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


       Marketable securities at June 30, 2000, are as follows:

                                                                     GROSS             GROSS
                                                                   UNREALIZED        UNREALIZED
                                                AMORTIZED           HOLDING           HOLDING             MARKET
                                                   COST              GAINS             LOSSES             VALUE
                                                   ----              -----             ------             -----
HELD-TO-MATURITY:

U.S. government and agencies:
    Due in one year or less                     $  6,006                11                --              6,017
    Due in one year - five years                      --                --                --                 --
    Due in five years - ten years                  9,987                --              (365)             9,622
    Due after ten years                           20,000                --            (1,051)            18,949
Municipal securities:
    Due in five years - ten years                    100                 2                --                102
    Due after ten years                           31,748                --            (4,000)            27,748
Corporate debt issues:
    Due in five years - ten years                    250                --                --                250
    Due after ten years                           29,499                --            (5,298)            24,201
Mortgage-backed securities:
    Fixed rate pass-through                        1,298                13                --              1,311
    Variable rate pass-through                     5,967                80               (80)             5,967
    Variable rate CMO                            132,901               510            (5,214)           128,197
                                                --------          --------          --------           --------
                   Total mortgage-
                     backed securities           140,166               603            (5,294)           135,475
                                                --------          --------          --------           --------
                   Total securities
                     held-to-maturity           $237,756               616           (16,008)           222,364
                                                ========          ========          ========           ========

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


                                                                     GROSS             GROSS
                                                                   UNREALIZED        UNREALIZED
                                                AMORTIZED           HOLDING           HOLDING             MARKET
                                                   COST              GAINS             LOSSES             VALUE
                                                   ----              -----             ------             -----
AVAILABLE-FOR-SALE:

U.S. government and agencies:
    Due in one year or less                      $ 25,506                71                (7)            25,570
    Due in one year - five years                   21,973                --              (279)            21,694
    Due in five years - ten years                   3,491                --              (162)             3,329
Equity securities                                   3,441             1,753              (151)             5,043
Municipal securities:
    Due in one year - five years                      795                 7                (3)               799
    Due in five years - ten years                     697                --               (17)               680
    Due after ten years                            54,318                51            (4,461)            49,908
Corporate debt issues:
    Due after ten years                               985                --               (36)               949
Mortgage-backed securities:
    Fixed rate pass-through                        84,487               189            (1,904)            82,772
    Variable rate pass-through                     30,670                 7              (815)            29,862
    Fixed rate CMO                                      8                --                --                  8
    Variable rate CMO                             169,459             1,367            (3,457)           167,369
                                                 --------          --------          --------           --------
                   Total mortgage-
                     backed securities            284,624             1,563            (6,176)           280,011
                                                 --------          --------          --------           --------
                   Total securities
                     available-for-sale          $395,830             3,445           (11,292)           387,983
                                                 ========          ========          ========           ========


       Expected maturities for mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


       The following table presents information regarding the issuers and the carrying value of the Company's mortgage-backed securities:

                                                                 JUNE 30,
                                                        --------------------------
                                                          2001              2000
                                                          ----              ----
                Mortgage-backed securities:
                  FNMA                                  $210,548           149,780
                  GNMA                                    91,535           103,537
                  FHLMC                                  181,500           146,309
                  Other (nonagency)                       20,691            20,551
                                                        --------          --------
                         Total mortgage-backed
                           securities                   $504,274           420,177
                                                        ========          ========


       Marketable securities having a carrying value of $89,165,000 at June 30, 2001, were pledged under collateral agreements. During the fiscal years 2001, 2000 and 1999, the Company sold marketable securities classified as either available-for-sale or trading for $15,477,000, $30,438,000, and $26,630,000, respectively. The gross pretax profit on these sales was $368,000, $397,000, and $304,000. In addition, during fiscal 1999, the
       Company experienced trading portfolio writedowns of $990,000.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


(5)    LOANS RECEIVABLE

       Loans receivable at June 30, 2001 and 2000, are summarized in the table below:

                                                              2001                  2000
                                                              ----                  ----
Real estate loans:
    One- to four-family                                   $ 2,005,020             1,836,154
    Multi-family and commercial                               249,049               192,897
                                                          -----------           -----------
                   Total real estate loans                  2,254,069             2,029,051
Consumer loans:
    Automobile                                                 94,475                72,955
    Home improvement                                           58,435                44,848
    Education                                                  77,753                70,619
    Loans on savings accounts                                   8,923                 8,052
    Other                                                     335,757               314,468
                                                          -----------           -----------
                   Total consumer loans                       575,343               510,942
Commercial loans                                               89,784                49,992
                                                          -----------           -----------
                   Total loans receivable, gross            2,919,196             2,589,985
Deferred loan fees                                             (2,517)               (1,829)
Allowance for loan losses                                     (20,290)              (18,260)
Undisbursed loan proceeds (real estate loans)                 (39,808)              (25,266)
                                                          -----------           -----------
                   Total loans receivable, net            $ 2,856,581             2,544,630
                                                          ===========           ===========


       At June 30, 2001 and 2000, the Company serviced loans for others approximating $110,700,000 and $63,700,000, respectively. These loans serviced for others are not assets of the Company and are appropriately excluded from the Company's financial statements.

       At June 30, 2001, approximately 94% of the Company's net loan portfolio was secured by properties located in Pennsylvania. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

       Loans receivable at June 30, 2001, include $367,457,000 of adjustable rate loans and $2,551,739,000 of fixed rate loans.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


       Loans receivable at June 30, 2000, include $259,805,000 of adjustable rate loans and $2,330,180,000 of fixed rate loans.

       The Company's exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. The Company uses the same credit policies in making commitments for off-balance-sheet financial instruments as it does for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of June 30, 2001 and 2000, are presented in the following table:

                                                              JUNE 30,
                                                     --------------------------
                                                       2001              2000
                                                       ----              ----
                Mortgage loan commitments            $ 43,764            29,864
                Undisbursed lines of credit           100,302            84,141
                Standby letters of credit               4,742             3,968
                                                     --------          --------
                                                     $148,808           117,973
                                                     ========          ========


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

       Outstanding mortgage loan commitments at June 30, 2001, for fixed rate loans, are $39,141,000. The interest rates on these commitments approximate market rates at June 30, 2001. Outstanding mortgage loan commitments at June 30, 2001, for adjustable rate loans are $4,623,000. The fair value of these commitments are affected by fluctuations in market rates of interest.

       All of the Company's nonaccrual loans, which totaled $17,635,000 at June 30, 2001, $10,260,000 at June 30, 2000, and $16,116,000 at June 30, 1999,
       are considered to be impaired loans. Average impaired loans during 2001, 2000 and 1999 were $12,979,000, $13,886,000, and $14,049,000, respectively. All of the Company's impaired loans at June 30, 2001, were collateral dependent. At June 30, 2001 and 2000, the value of the collateral for each impaired loan exceeded the carrying value of the impaired loan and no impairment reserve was established.

       There were no commitments to lend additional funds to debtors on nonaccrual status.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


(6)    ACCRUED INTEREST RECEIVABLE

       Accrued interest receivable as of June 30, 2001 and 2000, is presented in the following table:

                                                             JUNE 30,
                                                    ------------------------
                                                      2001             2000
                                                      ----             ----
                Investment securities               $ 3,318            2,706
                Mortgage-backed securities            2,027            1,905
                Loans receivable                     13,450           11,367
                                                    -------          -------
                                                    $18,795           15,978
                                                    =======          =======


(7)    ALLOWANCE FOR LOAN LOSSES

       Changes in the allowance for losses on loans receivable for the years ended June 30, 2001, 2000 and 1999, are presented in the following table:

                                                     2001               2000                1999
                                                     ----               ----                ----
        Balance, beginning of fiscal year          $ 18,260             16,773             15,769
            Provision                                 5,347              4,149              3,629
            Charge-offs                              (3,862)            (3,276)            (3,664)
            Acquisitions                                 --                 25                141
            Recoveries                                  545                589                898
                                                   --------           --------           --------
        Balance, end of fiscal year                $ 20,290             18,260             16,773
                                                   ========           ========           ========



       Management believes that the allowance for estimated loan losses is appropriate as of June 30, 2001. While management uses available information to provide for losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

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


(9)    PREMISES AND EQUIPMENT

       Premises and equipment at June 30, 2001 and 2000, are summarized by major classification in the following table:

                                                                 2001             2000
                                                                 ----             ----
        Land and land improvements                              $ 3,726            3,336
        Office buildings and improvements                        40,228           35,132
        Furniture, fixtures and equipment                        31,350           27,372
        Leasehold improvements                                    4,660            3,983
                                                                -------          -------
                           Total, at cost                        79,964           69,823
            Less accumulated depreciation and
               amortization                                      33,197           28,870
                                                                -------          -------
                           Premises and equipment, net          $46,767           40,953
                                                                =======          =======


Depreciation and amortization expense for the years ended June 30, 2001, 2000 and 1999, was $4,517,000, $3,840,000, and $2,503,000, respectively.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)



       Premises used by certain of the Company's branches and offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2013. Minimum annual rentals by fiscal year are summarized in the following table:

                2002                  $ 1,840
                2003                    1,543
                2004                    1,396
                2005                    1,108
                2006                      819
                Thereafter              3,580
                                      -------
                                      $10,286
                                      =======


       Rental expense for the years ended June 30, 2001, 2000 and 1999, was $2,237,000, $1,962,000 and $1,770,000, respectively.


(10)   DEPOSITS

       Deposit balances at June 30, 2001 and 2000, are shown in the table below:

                                                                  2001                2000
                                                                  ----                ----
                Savings accounts                               $  455,031             432,908
                Interest-bearing checking accounts                378,334             355,306
                Noninterest-bearing checking accounts             144,246             114,877
                Money market deposit accounts                     208,220             183,257
                Certificates of deposit                         2,079,109           1,800,161
                                                               ----------          ----------
                                                               $3,264,940           2,886,509
                                                               ==========          ==========


       The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $300,709,000 at June 30, 2001 and $241,483,000 at June 30, 2000.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


       The following table summarizes the contractual maturity of the certificate accounts:

                                                         2001                2000
                                                         ----                ----
                Due within 12 months                  $1,691,033           1,042,401
                Due between 12 and 24 months             243,675             523,497
                Due between 24 and 36 months              70,022             137,123
                Due between 36 and 48 months              47,690              37,712
                Due between 48 and 60 months              16,191              46,118
                After 60 months                           10,498              13,310
                                                      ----------          ----------
                                                      $2,079,109           1,800,161
                                                      ==========          ==========


       The following table summarizes the interest expense incurred on the respective deposits:

                                                                 YEARS ENDED JUNE 30,
                                                    --------------------------------------------
                                                      2001              2000               1999
                                                      ----              ----               ----
        Savings accounts                            $ 13,501            13,650            11,819
        Interest-bearing checking accounts             4,612             4,559             5,001
        Money market deposit accounts                  6,929             6,855             4,830
        Certificate accounts                         115,839            90,386            76,457
                                                    --------          --------          --------
                                                    $140,881           115,450            98,107
                                                    ========          ========          ========

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


(11)   BORROWED FUNDS

       Borrowed funds at June 30, 2001 and 2000, are presented in the following table:

                                                                 2001                            2000
                                                       -------------------------      --------------------------
                                                                         AVERAGE                         AVERAGE
                                                        AMOUNT             RATE        AMOUNT              RATE
                                                        ------             ----        ------              ----
Term notes payable to the FHLB of Pittsburgh:
       Due within one year                             $  8,000            6.15%      $  8,000             6.07%
       Due between one and two years                     34,200            6.04          8,000             6.15
       Due between two and three years                      150            4.00         34,200             6.04
       Due between three and four years                  25,000            6.05            150             4.00
       Due between four and five years                       --              --         25,000             6.05
       Due between five and ten years                   175,000            5.13         75,000             5.32
       Due between ten and twenty years                   1,202            2.75          1,252             2.74
                                                       --------                       --------
                                                        243,552            5.37        151,602             5.66
Revolving line of credit, Federal
    Home Loan Bank of Pittsburgh                          2,000            4.11         50,000             6.62
Other borrowings due between
    two and three years                                     180           10.00             --               --
Investor notes payable, due
    various dates through 2004                            6,315            6.55          6,876             6.55
Securities sold under agreement to
    Repurchase, due various dates
    through fiscal 2002                                  24,165            4.47         31,463             6.38
                                                       --------                       --------
                   Total borrowed funds                $276,212                       $239,941
                                                       ========                       ========



       Borrowings from the Federal Home Loan Bank of Pittsburgh are secured by the Company's investment securities, mortgage-backed securities and qualifying residential first mortgage loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

       The revolving line of credit with the Federal Home Loan Bank of Pittsburgh carries a commitment of $175,000,000 maturing on January 2, 2002. The rate is adjusted daily by the Federal Home Loan Bank and any borrowings on this line may be repaid at any time without penalty.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


       The securities sold under agreements to repurchase are collateralized by various securities held in safekeeping by the Federal Home Loan Bank of Pittsburgh. The market value of such securities exceeds the value of the securities sold under agreements to repurchase. The average amount of agreements outstanding in fiscal years 2001 and 2000 was $24,059,000 and $27,627,000, respectively. The maximum amount of security repurchase agreements outstanding during fiscal years 2001 and 2000 was $28,997,000 and $35,215,000, respectively.


(12)   INCOME TAXES

       Total income tax was allocated for the years ended June 30, 2001, 2000 and 1999, as follows:

                                                               2001               2000                1999
                                                               ----               ----                ----
        Income before income taxes                           $ 12,699             13,910             10,914
        Shareholders' equity for unrealized gain/
            (loss) on securities available-for-sale             4,455             (3,951)              (820)
        Shareholders' equity for tax benefit for
            excess of fair value above cost of
            stock option and recognition and
            retention plans                                       (33)              (162)              (214)
                                                             --------           --------           --------
                                                             $ 17,121              9,797              9,880
                                                             ========           ========           ========


       Income tax expense (benefit) applicable to income before taxes consists of:

                                        YEARS ENDED JUNE 30,
                          ----------------------------------------------
                            2001                2000               1999
                            ----                ----               ----
        Current           $ 14,002             15,601             11,668
        Deferred            (1,303)            (1,691)              (754)
                          --------           --------           --------
                          $ 12,699             13,910             10,914
                          ========           ========           ========

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


       The significant components of deferred income tax expense (benefit) are as follows:

                                                               JUNE 30,
                                             -------------------------------------------
                                               2001              2000              1999
                                               ----              ----              ----
        Deferred income tax benefit          $(1,473)           (1,768)             (783)
        NOL carryforward                         170                77                29
                                             -------           -------           -------
                                             $(1,303)           (1,691)             (754)
                                             =======           =======           =======


       A reconciliation from the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income, is as follows:

                                                                   YEARS ENDED JUNE 30,
                                                            -----------------------------------
                                                            2001            2000           1999
                                                            ----            ----           ----
        Expected tax rate                                   35.0%           35.0           35.0
        Tax-exempt interest income                          (5.5)           (4.4)          (4.1)
        State income tax, net of federal benefit             3.6             4.2            4.2
        Valuation allowance                                 (0.3)           (0.1)          (0.5)
        Other                                               (0.6)           (0.9)           0.7
                                                            ----            ----           ----
        Effective tax rate                                  32.2%           33.8           35.3
                                                            ====            ====           ====

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2001 and 2000, are presented below:

                                                               2001                2000
                                                               ----                ----
        Deferred tax assets:
           Deferred fee income                               $    907                977
           Deferred compensation expense                        1,221              1,015
           Net operating loss carryforwards                       597                691
           Bad debts                                            4,880              4,226
           Accrued postretirement benefit cost                    447                436
           Pension expense                                        517                511
           Other                                                2,100              1,301
           Marketable securities available-for-sale                --              2,744
                                                             --------           --------
                                                               10,669             11,901
             Valuation allowance                                 (492)              (606)
                                                             --------           --------
                                                               10,177             11,295
        Deferred tax liabilities:
           Marketable securities available-for-sale             1,711                 --
           Other                                                  536                275
                                                             --------           --------
                                                                2,247                275
                                                             --------           --------
                    Net deferred tax asset                   $  7,930             11,020
                                                             ========           ========


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

       Under provisions of the Internal Revenue Code, Northwest has approximately $300,000 of net operating losses which expire in years 2006 through 2020. Jamestown has net operating losses of approximately $1,405,000 which expire in years 2011 through 2013.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


(13)   SHAREHOLDERS' EQUITY

       Retained earnings are partially restricted in connection with regulations related to the insurance of savings accounts which require Northwest and Jamestown to maintain certain statutory reserves. Northwest and Jamestown may not pay dividends on or repurchase any of their common stock if the effect thereof would reduce retained earnings below the level of adequate capitalization as defined by federal and state regulators.

       In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code (the Code), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at June 30, 2001, includes approximately $28,293,000 representing such bad debt deductions for which no deferred income taxes have been provided.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

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

                                                                         YEARS ENDED JUNE 30,
                                                               -----------------------------------------
                                                                2001              2000            1999
                                                                ----              ----            ----
        Net income applicable to common
            stock                                              $26,777           27,203           20,042
        Weighted-average common shares
            outstanding                                         47,392           47,305           46,998
                                                               -------          -------          -------
                           Basic earnings per share            $   .57              .58              .42
                                                               =======          =======          =======
        Net income applicable to common
            stock                                              $26,777           27,203           20,042
                                                               =======          =======          =======
        Weighted-average common shares
            outstanding                                         47,392           47,305           46,998
        Common stock equivalents due to
            effect of stock options                                357              268              490
                                                               -------          -------          -------
        Total weighted-average common
            shares and equivalents                             $47,749           47,573           47,488
                                                               =======          =======          =======
                           Diluted earnings per share          $   .56              .57              .42
                                                               =======          =======          =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

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

              Total expense for all retirement plans, including defined benefit pension plans, was approximately $2,652,000, $2,310,000 and $1,895,000 for the years ended June 30, 2001, 2000 and 1999, respectively. Net periodic pension cost for the Company's defined benefit pension plans consist of the following:

                                                           YEARS ENDED JUNE 30,
                                                -------------------------------------------
                                                  2001              2000              1999
                                                  ----              ----              ----
        Service cost                            $ 1,913             1,625             1,302
        Interest cost                             1,693             1,444             1,229
        Expected return on plan assets           (1,698)           (1,491)           (1,266)
        Net amortization and deferral                60                55                80
                                                -------           -------           -------
        Net periodic pension cost               $ 1,968             1,633             1,345
                                                =======           =======           =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


              The following table sets forth, for the Company's defined benefit pension plans, the plans' funded status and amounts recognized in the Company's consolidated statements of financial condition at June 30, 2001 and 2000:

                                                                      2001                2000
                                                                      ----                ----
        Change in benefit obligation:
            Benefit obligation at beginning of year                 $ 24,407             20,784
            Service cost                                               1,913              1,625
            Interest cost                                              1,693              1,444
            Actuarial loss                                               394                904
            Benefits paid                                               (454)              (350)
                                                                    --------           --------
            Benefit obligation at end of year                       $ 27,953             24,407
                                                                    ========           ========
        Change in plan assets:
            Fair value of plan assets at beginning of year            21,454             18,799
            Actual return on plan assets                                (216)             1,555
            Employer contribution                                      1,952              1,450
            Benefits paid                                               (454)              (350)
                                                                    --------           --------
            Fair value of plan assets at end of year                $ 22,736             21,454
                                                                    ========           ========
            Funded status                                             (5,217)            (2,953)
            Unrecognized transition asset                               (258)              (298)
            Unrecognized prior service cost                              612                706
            Unrecognized net actuarial loss                            3,510              1,208
            Adjustment to recognize minimum liability                   (151)              (131)
                                                                    --------           --------
            Accrued benefit cost                                    $ (1,504)            (1,468)
                                                                    ========           ========

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


              The following table sets forth the assumptions used to develop the preceding information for the net pension cost and benefits:

                                                              YEARS ENDED JUNE 30,
                                                           ---------------------------
                                                           2001        2000       1999
                                                           ----        ----       ----
        Discount rate                                        7%          7          7
        Expected long-term rate of return on assets          8           8          8
        Rate increase in compensation levels                 4           4          4


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

              Net periodic cost for the Company's postretirement healthcare benefits consist of the following:

                                                             YEARS ENDED JUNE 30,
                                                     ---------------------------------
                                                     2001           2000          1999
                                                     ----           ----          ----
                Service cost                         $ 12             32            44
                Interest cost                          65             72            57
                Recognized actuarial gain             (48)            --           (44)
                                                     ----           ----          ----
                Net periodic (benefit) cost          $ 29            104            57
                                                     ====           ====          ====

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


              The following table sets forth the funded status of the Company's postretirement healthcare benefit plan and the amounts recognized in the Company's consolidated statements of financial condition at June 30, 2001 and 2000:

                                                                       2001              2000
                                                                       ----              ----
                Change in benefit obligation:
                    Benefit obligation at beginning of year          $   968             1,049
                    Service cost                                          12                32
                    Interest cost                                         65                72
                    Actuarial gain                                      (166)             (162)
                    Benefits paid                                        (42)              (23)
                                                                     -------           -------
                    Benefit obligation at end of year                    837               968
                Fair value of plan assets at end of year                  --                --
                                                                     -------           -------
                Funded status                                           (837)             (968)
                Unrecognized net actuarial gain                         (262)             (144)
                                                                     -------           -------
                Accrued benefit cost                                 $(1,099)           (1,112)
                                                                     =======           =======


              The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:


                                                                           YEARS ENDED JUNE 30,
                                                                   ------------------------------------
                                                                            2001      2000        1999
                                                                            ----      ----        ----
                Discount rate                                    %              7          7          7
                Monthly cost of healthcare insurance
                    per beneficiary                              $         117.31     134.26     140.00
                Annual rate of increase in healthcare costs      %              4          4          4


              If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the service and interest cost components of net periodic postretirement healthcare benefit cost would increase by $6,028, in the aggregate, and the accumulated postretirement benefit obligation for healthcare benefits would increase by $76,391.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


       (c)    EMPLOYEE STOCK OWNERSHIP PLAN

              The Company has continued its previously leveraged employee stock ownership plan (ESOP) for employees who have attained age 21 and who have completed a 12-month period of employment with the Company during which they worked at least 1,000 hours. The Company now makes annual contributions to the ESOP at the Board's discretion based on current year earnings. Company shares are then purchased periodically in the open market and allocated to employee accounts based on each employee's relative portion of the Company's total eligible compensation recorded during the year.

              The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the Company's consolidated statement of financial condition. As shares are earned, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are paid to the trustee for debt service. ESOP compensation expense was $831,000, $909,000, and $1,600,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

              The ESOP shares as of June 30, 2001 and 2000, were as follows:

                                                                     2001                2000
                                                                     ----                ----
                Allocated shares                                   1,154,484           1,114,278
                Unearned shares                                           --                  --
                                                                  ----------          ----------
                                                                   1,154,484           1,114,278
                                                                  ==========          ==========
                Fair value of unearned shares at June 30          $       --                  --
                                                                  ==========          ==========

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


       (d)    RECOGNITION AND RETENTION PLAN

              On November 21, 1995, the Company established a Recognition and Retention Plan for Employees and Outside Directors (RRP). The objective of the RRP was to enable the Company to provide directors, officers and employees with a proprietary interest in the Company as an incentive to contribute to its success. The number of common shares issued and granted under the RRP was 552,000 (total market value of $3,243,000 at issuance date). Shares of common stock granted pursuant to the RRP were in the form of restricted stock and generally are payable over a five-year period at the rate of 20% per year, commencing on the date of the award grant. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant, was recognized pro rata over the five years during which the shares were payable. The recipients are entitled to all voting and other shareholder rights, except that the shares, while restricted, may not be sold, pledged or otherwise disposed of and are required to be held in a trust.

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


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


              The following table summarizes the activity in the Company's Option Plan during the periods ending June 30:

                                           2001                           2000                              1999
                                --------------------------     --------------------------        --------------------------
                                                  WEIGHTED                       WEIGHTED                          WEIGHTED
                                                  AVERAGE                        AVERAGE                           AVERAGE
                                                  EXERCISE                       EXERCISE                          EXERCISE
                                 NUMBER            PRICE        NUMBER            PRICE           NUMBER            PRICE
                                 ------            -----        ------            -----           ------            -----
Balance at beginning
    of year                     1,228,331          $5.98       1,155,951          $5.86          1,185,600          $5.81
Granted                                --             --          86,100           7.50(a)          15,086           9.87(a)
Exercised                         (84,815)          5.68         (11,480)          5.84            (39,135)          5.70
Forfeited                         (10,800)          5.91          (2,240)          5.68             (5,600)          5.73
                                ---------                      ---------                         ---------
Balance at end of year          1,132,716           6.00       1,228,331           5.98          1,155,951           5.86
                                =========                      =========                         =========
Exercisable at end
    of year                     1,046,750           5.86         904,925           5.84            794,683           5.82
                                =========                      =========                         =========



(a) Weighted average fair value of options at grant date: $2.70 and $2.51, respectively.

                                EXERCISE        EXERCISE       EXERCISE       EXERCISE       EXERCISE       EXERCISE
                                  PRICE           PRICE          PRICE          PRICE          PRICE          PRICE        TOTAL
                                 $5.580          $5.625         $5.875         $6.875         $7.812         $9.875       $6.003
                                 ------          ------         ------         ------         ------         ------       ------
Options outstanding:
    Number of options            113,000         87,200        831,970         28,000         57,460         15,086      1,132,716
    Weighted average
       remaining contract
       life (years)                 4.50           4.75           4.50           9.00           8.33           7.50           4.86
Options exercisable:
    Number of options            113,000         87,200        831,970          2,800          5,746          6,034      1,046,750

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


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

              The following table summarizes the activity in the Company's Option Plan during the periods ending June 30:

                                                      2001               2000                1999
                                                      ----               ----                ----
                Net income:
                    As reported                      $26,777             27,203             20,042
                    Pro forma                         26,742             26,991             19,859
                Basic earnings per share:
                    As reported                          .57                .58                .42
                    Pro forma                            .56                .57                .42
                Diluted earnings per share:
                    As reported                          .56                .57                .42
                    Pro forma                            .56                .57                .42



              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) dividend yields ranging from 1.60% to 2.30%; (2) expected volatility of 18% to 33%; (3) risk-free interest rates ranging from 4.75% to 6.50%; and
              (4) expected lives of seven years. The effects of applying SFAS No. 123 may not be representative of the effects on reported net income in future years.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

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

       The following table sets forth the carrying amount and estimated fair value of the Company's financial instruments included in the consolidated statement of financial condition as of June 30:

                                                                    2001                                    2000
                                                      -------------------------------         -------------------------------
                                                        CARRYING           ESTIMATED             CARRYING          ESTIMATED
                                                         AMOUNT            FAIR VALUE             AMOUNT           FAIR VALUE
                                                         ------            ----------             ------           ----------
        Financial assets:
            Cash and equivalents                       $   95,966              95,966              90,766              90,766
            Securities available-for-sale                 391,579             391,579             387,983             387,983
            Securities held-to-maturity                   339,331             333,372             237,756             222,364
            Loans receivable                            2,879,388           2,954,451           2,564,719           2,583,294
            Accrued interest receivable                    18,795              18,795              15,978              15,978
            FHLB stock                                     22,499              22,499              21,269              21,269
                                                       ----------          ----------          ----------          ----------
                  Total financial assets               $3,747,558           3,816,662           3,318,471           3,321,654
                                                       ==========          ==========          ==========          ==========
        Financial liabilities:
            NOW and MMDA accounts                         730,800             730,800             653,440             653,440
            Savings accounts                              455,031             455,031             432,908             432,908
            Time deposits                               2,079,109           2,108,189           1,800,161           1,816,055
            Borrowed funds                                276,212             268,606             239,941             237,174
            Accrued interest payable                        3,720               3,720               2,352               2,352
                                                       ----------          ----------          ----------          ----------
                  Total financial liabilities          $3,544,872           3,566,346           3,128,802           3,141,929
                                                       ==========          ==========          ==========          ==========


       Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at June 30, 2001 and 2000.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


       MARKETABLE SECURITIES

       Estimated market values are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Refer to note 4 of the consolidated financial statements for the detail of type of investment products.

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


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


       OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

       These financial statements generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2001 and 2000, there was no significant unrealized appreciation or depreciation on these financial instruments.


(17)   REGULATORY CAPITAL REQUIREMENTS

       The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). At June 30, 2001 and 2000, the Company and its banking subsidiaries exceed all capital adequacy requirements to which they are subject.

       As of June 15, 2001, the most recent notification from the FDIC categorized Northwest and Jamestown as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' categories.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


       The actual, required and well capitalized levels as of June 30, 2001 and 2000, are as follows: (in thousands)

                                                                          JUNE 30, 2001
                                       ----------------------------------------------------------------------------------
                                                                         MINIMUM CAPITAL             WELL CAPITALIZED
                                                ACTUAL                    REQUIREMENTS                 REQUIREMENTS
                                       -----------------------       ----------------------       -----------------------
                                       AMOUNT            RATIO       AMOUNT           RATIO       AMOUNT            RATIO
                                       ------            -----       ------           -----       ------            -----
Total capital (to risk
   weighted assets):
       Northwest Bancorp, Inc.        $227,901           10.62%     $171,610           8.00%     $214,512           10.00%
       Northwest Savings Bank          214,670           10.39       165,364           8.00       206,705           10.00
       Jamestown Savings Bank            8,232           10.72         6,142           8.00         7,678           10.00

Tier I capital (to risk
   weighted assets):
       Northwest Bancorp, Inc.         206,155            9.61        85,805           4.00       128,707            6.00
       Northwest Savings Bank          193,570            9.36        82,682           4.00       124,023            6.00
       Jamestown Savings Bank            7,596            9.89         3,071           4.00         4,607            6.00

Tier I capital (leverage)
   (to average assets):
       Northwest Bancorp, Inc.         206,155            5.52       112,100           3.00*      186,833            5.00
       Northwest Savings Bank          193,570            5.33       108,916           3.00*      181,526            5.00
       Jamestown Savings Bank            7,596            5.96         3,821           3.00*        6,368            5.00

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


                                                                          JUNE 30, 2000
                                       ----------------------------------------------------------------------------------
                                                                         MINIMUM CAPITAL             WELL CAPITALIZED
                                                ACTUAL                    REQUIREMENTS                 REQUIREMENTS
                                       -----------------------       ----------------------       -----------------------
                                       AMOUNT            RATIO       AMOUNT           RATIO       AMOUNT            RATIO
                                       ------            -----       ------           -----       ------            -----
Total capital (to risk
  weighted assets):
       Northwest Bancorp, Inc.        $217,398           11.73%     $148,279           8.00%     $185,349           10.00%
       Northwest Savings Bank          204,018           11.33       144,043           8.00       180,054           10.00
       Jamestown Savings Bank            7,845           14.21         4,416           8.00         5,520           10.00

Tier I capital (to risk
  weighted assets):
       Northwest Bancorp, Inc.         198,417           10.71        74,139           4.00       111,209            6.00
       Northwest Savings Bank          185,509           10.30        72,022           4.00       108,032            6.00
       Jamestown Savings Bank            7,367           13.35         2,208           4.00         3,312            6.00

Tier I capital (leverage)
  (to average assets):
       Northwest Bancorp, Inc.         198,417            5.93       100,455           3.00*      167,425            5.00
       Northwest Savings Bank          185,509            5.71        97,403           3.00*      162,338            5.00
       Jamestown Savings Bank            7,367            7.57         2,920           3.00*        4,867            5.00


       * The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of June 30, 2001, the Company had not been advised of any additional requirements in this regard.


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

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


(19)   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                               ----------------------------------------------------------
                                               SEPTEMBER         DECEMBER          MARCH             JUNE
                                                   30               31               31               30
                                               ---------         --------          -----             ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2001
Interest income                                 $64,266           67,499           68,544           69,121
Interest expense                                 36,435           39,762           40,143           40,982
                                                -------          -------          -------          -------
                   Net interest income           27,831           27,737           28,401           28,139
Provision for loan losses                         1,295            1,135            1,249            1,668
Noninterest income                                3,198            3,460            3,391            5,005
Noninterest expenses                             19,415           20,440           20,766           21,718
                                                -------          -------          -------          -------
                   Income before
                     income taxes                10,319            9,622            9,777            9,758
Income taxes                                      3,529            3,179            3,140            2,851
                                                -------          -------          -------          -------
                   Net income                   $ 6,790            6,443            6,637            6,907
                                                =======          =======          =======          =======
Basic earnings per share                        $   .14              .14              .14              .15
                                                =======          =======          =======          =======
Diluted earnings per share                      $   .14              .14              .14              .14
                                                =======          =======          =======          =======


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


                                                                   THREE MONTHS ENDED
                                               ----------------------------------------------------------
                                               SEPTEMBER         DECEMBER          MARCH             JUNE
                                                   30               31               31               30
                                               ---------         --------          -----             ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2000
Interest income                                 $56,824           59,749           60,818           62,333
Interest expense                                 31,650           33,337           33,037           34,075
                                                -------          -------          -------          -------
                   Net interest income           25,174           26,412           27,781           28,258
Provision for loan losses                           624              811            1,153            1,561
Noninterest income                                2,358            2,399            2,824            3,690
Noninterest expenses                             17,442           18,906           18,555           18,731
                                                -------          -------          -------          -------
                   Income before
                     income taxes                 9,466            9,094           10,897           11,656
Income taxes                                      3,473            2,976            3,681            3,780
                                                -------          -------          -------          -------
                   Net income                   $ 5,993            6,118            7,216            7,876
                                                =======          =======          =======          =======
Basic earnings per share                        $   .13              .13              .15              .17
                                                =======          =======          =======          =======
Diluted earnings per share                      $   .13              .13              .15              .16
                                                =======          =======          =======          =======


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


(20)   COMPONENTS OF COMPREHENSIVE INCOME

       For the year ended June 30:

                                                                  2001                2000               1999
                                                                  ----                ----               ----
        Unrealized gain (loss) on marketable
            securities available-for-sale                       $ 12,502            (10,852)            (1,857)
        Tax (expense) benefit                                     (4,373)             4,047                576
        Reclassification adjustment for (gains) losses
            included in net income, net of tax
            of $(82), $149 and $12, respectively                     153               (277)              (112)
                                                                --------           --------           --------
                           Net unrealized gain (loss)           $  8,282             (7,082)            (1,393)
                                                                ========           ========           ========

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


(21)   NORTHWEST BANCORP, INC. (PARENT COMPANY ONLY)

                        Statements of Financial Condition

                             (Amounts in thousands)

                                                                                        JUNE 30,
                                                                               --------------------------
                                ASSETS                                           2001              2000
                                                                                 ----              ----
        Cash and cash equivalents                                              $    393               187
        Marketable securities available-for-sale                                  4,192             4,149
        Investment in bank subsidiaries                                         268,562           240,121
        Goodwill                                                                  2,138             2,443
        Other assets                                                                441             1,069
                                                                               --------          --------
                           Total assets                                        $275,726           247,969
                                                                               ========          ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
        Liabilities:
            Other liabilities                                                        13                81
                                                                               --------          --------
                           Total liabilities                                         13                81
        Shareholders' equity                                                    275,713           247,888
                                                                               --------          --------
                           Total liabilities and shareholders' equity          $275,726           247,969
                                                                               ========          ========

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


                              Statements of Income

                                                                    YEARS ENDED
                                                    -----------------------------------------
                                                                      JUNE 30,
                                                    -----------------------------------------
                                                      2001             2000             1999
                                                      ----             ----             ----
Income:
    Interest income                                 $   212              256              312
    Dividends from bank subsidiary                    6,500            6,350           10,500
    Undistributed earnings from equity
       investment in bank subsidiaries               20,367           20,779            9,714
    Gain on sale of marketable securities
       available-for-sale                               142               39               --
    Other income                                        351              869               --
                                                    -------          -------          -------
                   Total income                      27,572           28,293           20,526
Expense:
    Compensation and benefits                           462              674              185
    Goodwill amortization                               304              307              296
    Other expense                                        29               34               80
                                                    -------          -------          -------
                   Total expense                        795            1,015              561
                                                    -------          -------          -------
                   Net income before taxes           26,777           27,278           19,965
Federal and state income taxes                           --               75              (77)
                                                    -------          -------          -------
                   Net income                       $26,777           27,203           20,042
                                                    =======          =======          =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

            (All dollar amounts presented in tables are in thousands)


                            Statements of Cash Flows

                                                                                       YEARS ENDED
                                                                      ----------------------------------------------
                                                                                         JUNE 30,
                                                                      ----------------------------------------------
                                                                        2001               2000               1999
                                                                        ----               ----               ----
Operating activities:
    Net income                                                        $ 26,777             27,203             20,042
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Undistributed earnings of subsidiaries                       (20,367)           (20,779)            (9,714)
          Depreciation and amortization                                    304                325                292
          Noncash compensation expense related to
            stock benefit plans                                              7              1,145              2,244
          Gain on sale of marketable securities
            available-for-sale                                            (142)               (39)                --
          Net change in other assets and liabilities                       432               (454)               820
                                                                      --------           --------           --------
                   Net cash provided by operating activities             7,011              7,401             13,684
                                                                      --------           --------           --------
Investing activities:
    Purchase of stock of subsidiaries                                       --                 --             (6,966)
    Principal payments on loans                                             --               (561)              (910)
    Purchase of marketable securities available-for-sale                   (69)              (497)                --
    Proceeds from sale of marketable securities
       available-for-sale                                                  538              1,261                 --
                                                                      --------           --------           --------

                   Net cash provided (used) by investing
                     activities                                            469                203             (7,876)
                                                                      --------           --------           --------
Cash flows from financing activities:
    Cash dividends paid                                                 (7,582)            (7,577)            (7,556)
    Stock issuance for acquisition                                          --                 --              1,193
    Proceeds from options exercised                                        308                 20                220
                                                                      --------           --------           --------

                   Net cash used by financing
                     activities                                         (7,274)            (7,557)            (6,143)
                                                                      --------           --------           --------

                   Net increase (decrease) increase in cash
                     and cash equivalents                             $    206                 47               (335)
                                                                      ========           ========           ========
Cash and cash equivalents at beginning of year                             187                140                475
Net increase (decrease) in cash and cash equivalents                       206                 47               (335)
                                                                      --------           --------           --------
Cash and cash equivalents at end of year                              $    393                187                140
                                                                      ========           ========           ========


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999

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


(23)   SUBSEQUENT EVENTS (UNAUDITED)

       On August 16, 2001, the Company announced it had entered into a definitive agreement to acquire Leeds Federal Bankshares, Inc. of Baltimore, Maryland. As of June 30, 2001, Leeds Bankshares had total assets of $378.5 million, deposits of $320.5 million and shareholders' equity of $50.9 million. Pending approval by Leeds Bankshares' stockholders and applicable regulatory authorities, the transaction is expected to be completed in the first calendar quarter of 2002.

       Also on August 16, 2001, the Company announced it had reached a definitive agreement with Sun Bancorp, Inc. to purchase Sun's Johnsonburg and Emporium branch offices. The sale is expected to close in the fourth calendar quarter, subject to regulatory approval, and will include approximately $57 million in deposits, $21 million in loans and the related fixed assets.

       On August 3, 2001, the Company announced its intention to purchase a retail office from Prestige Bank. The office is located within the Shop `n Save supermarket in Washington, Pennsylvania. The cash purchase includes $4.7 million in deposits, as well as related fixed assets, and is currently pending regulatory approval.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The "Proposal I--Election of Directors" section of the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The "Proposal I--Election of Directors" section of the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The "Transactions with Certain Related Persons" section of the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  Financial Statements

         The following documents are filed as part of this Form 10-K.

               (A)  Independent Auditors' Report

               (B) Consolidated Statements of Financial Condition - at June 30, 2001 and 2000

               (C) Consolidated Statements of Income - Years ended June 30, 2001, 2000 and 1999

               (D) Consolidated Statements of Changes in Shareholders' Equity - Years ended June 30, 2001, 2000 and 1999

               (E) Consolidated Statements of Cash Flows - Years ended June 30, 2001, 2000 and 1999

               (F)  Notes to Consolidated Financial Statements.

         (a)(2)  Financial Statement Schedules

         (b)      Reports on Form 8-K

         On June 29, 2001 the company filed an 8-K reporting that it and Northwest Bancorp, MHC had converted to Federal charters from Pennsylvania certificates of incorporation.

         (c)      Exhibits

(a) (3)  Exhibits:
-----------------
                                                                                    Reference to
Regulation                                                                        Prior Filing or
S-K Exhibit                                                                        Exhibit Number
  Number                                 Document                                 Attached Hereto
-----------                              --------                                 ---------------
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

9                      Voting trust agreement                                           None

10.1                   Restated Deferred Compensation Plan for                           *
                       Directors

10.2                   Retirement Plan for Outside Directors                             *

10.3                   Northwest Savings Bank Nonqualified                               *
                       Supplemental Retirement Plan

10.4                   Employee Stock Ownership Plan                                     *
10.5                   Employment Agreement between the Bank and                         *
                       John O. Hanna, President and Chief Executive
                       Officer

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

---------

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

                                         NORTHWEST BANCORP, INC.


Date:    September 28, 2001              By: /s/ William J. Wagner
                                             --------------------------------
                                             William J. Wagner, President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ John O. Hanna                 By: /s/ William J. Wagner
    ------------------------------        -------------------------------------
    John O. Hanna, Chairman               William J. Wagner, President,
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer and
                                          Financial/Accounting Officer)


Date: September 28, 2001                    Date:    September 28, 2001


By: /s/ John M. Bauer                 By: /s/ Richard L. Carr
    ------------------------------        -------------------------------------
    John M. Bauer, Director               Richard L. Carr, Director

Date: September 28, 2001                    Date:    September 28, 2001


By: /s/ Richard E. McDowell           By: /s/ Thomas K. Creal, III
    ------------------------------        -------------------------------------
    Richard E. McDowell, Director         Thomas K. Creal, III, Director

Date: September 28, 2001              Date: September 28, 2001


By: /s/ Joseph T. Stadler             By: /s/ Joseph F. Long
    ------------------------------        -------------------------------------
    Joseph T. Stadler, Director           Joseph F. Long, Director

Date: September 28, 2001              Date: September 28, 2001


By: /s/ A. Paul King                  By: /s/ Robert G. Ferrier
    ------------------------------        -------------------------------------
    A. Paul King, Director                Robert G. Ferrier, Director

Date: September 28, 2001              Date: September 28, 2001