Form 10-Q
period 2001-09-30
NORTHWEST BANCORP INC
filed 2001-11-13
CIK 1042064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________________ to _______________________________


                         Commission File Number 0-23817

                             Northwest Bancorp, Inc.
             (Exact name of registrant as specified in its charter)


               Pennsylvania                                 23-2900888
---------------------------------------------           -------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
             or organization)                           Identification No.)


Liberty Street at Second Avenue, Warren, Pennsylvania           16365
-----------------------------------------------------         ----------
    (Address of principal executive offices)                  (Zip Code)


                                 (814) 726-2140
              (Registrant's telephone number, including area code)


                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Common Stock (.10 par value) 47,444,802 shares outstanding as of October 31, 2001.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                                     INDEX


PART I            FINANCIAL INFORMATION                                                       PAGE
Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition as of
                  September 30, 2001 and June 30, 2001 (Unaudited)                             1

                  Consolidated Statements of Income for the three months
                  ended September 30, 2001 and 2000 (Unaudited)                                2

                  Consolidated Statements of Changes in Shareholders' Equity for
                  the three months ended September 30, 2001 and 2000 (Unaudited)               3

                  Consolidated Statements of Cash Flows for the three
                  months ended September 30, 2001 and 2000 (Unaudited)                         4

                  Notes to Unaudited Consolidated Financial Statements                         6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          8

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                  19


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                           20

Item 2.           Changes in Securities                                                       20

Item 3.           Defaults Upon Senior Securities                                             20

Item 4.           Submission of Matters to a Vote of Security Holders                         20

Item 5.           Other Information                                                           21

Item 6.           Exhibits and Reports on Form 8-K                                            22

                  Signature                                                                   23



                          ITEM 1. FINANCIAL STATEMENTS

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 SEPTEMBER 30,      JUNE 30,
                        ASSETS                                 2001 (unaudited)       2001
-----------------------------------------------------------    ----------------   ----------
CASH AND CASH EQUIVALENTS                                         $   65,774      $   50,958
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS             87,424          45,008
MARKETABLE SECURITIES AVAILABLE-FOR-SALE (AMORTIZED COST OF
     $413,137 AND $386,689)                                          421,417         391,579
MARKETABLE SECURITIES HELD-TO-MATURITY (MARKET VALUE OF
     $331,251 AND $333,372)                                          336,390         339,331
                                                                  ----------      ----------
          TOTAL CASH, INTEREST-EARNING DEPOSITS AND
          MARKETABLE SECURITIES                                      911,005         826,876

MORTGAGE LOANS-1 TO 4 FAMILY                                       1,983,917       1,962,695
REAL ESTATE LOANS - OTHER                                            259,205         249,049
CONSUMER LOANS                                                       589,430         575,343
COMMERCIAL LOANS                                                      79,554          89,784
                                                                  ----------      ----------
     TOTAL LOANS RECEIVABLE                                        2,912,106       2,876,871
ALLOWANCE FOR LOAN LOSSES                                            (20,740)        (20,290)
                                                                  ----------      ----------
     LOANS RECEIVABLE, NET                                         2,891,366       2,856,581

FEDERAL HOME LOAN BANK STOCK, AT COST                                 22,499          22,499
ACCRUED INTEREST RECEIVABLE                                           19,434          18,795
REAL ESTATE OWNED, NET                                                 3,550           3,697
PREMISES AND EQUIPMENT, NET                                           48,719          46,767
GOODWILL                                                              65,539          63,302
OTHER ASSETS                                                          10,313          14,314
                                                                  ----------      ----------
     TOTAL ASSETS                                                 $3,972,425      $3,852,831
                                                                  ==========      ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------
LIABILITIES:
     NONINTEREST-BEARING DEMAND DEPOSITS                          $  151,386      $  144,246
     INTEREST-BEARING DEMAND DEPOSITS                                387,144         378,334
     SAVINGS DEPOSITS                                                720,678         663,251
     TIME DEPOSITS                                                 2,135,084       2,079,109
                                                                  ----------      ----------
          TOTAL DEPOSITS                                           3,394,292       3,264,940

     BORROWED FUNDS                                                  266,415         276,212
     ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                     9,803          21,832
     ACCRUED INTEREST PAYABLE                                          3,790           3,720
     OTHER LIABILITIES                                                10,456          10,414
                                                                  ----------      ----------
         TOTAL LIABILITIES                                         3,684,756       3,577,118

SHAREHOLDERS' EQUITY:
     COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
       AUTHORIZED, 47,434,402 AND 47,426,755 ISSUED
       AND OUTSTANDING, RESPECTIVELY                                   4,743           4,743
     PAID-IN CAPITAL                                                  71,321          71,283
     RETAINED EARNINGS                                               206,280         196,566
     ACCUMULATED OTHER COMPREHENSIVE INCOME:
       NET UNREALIZED GAIN/(LOSS) ON SECURITIES AVAILABLE-
       FOR-SALE, NET OF INCOME TAXES                                   5,382           3,178
     UNEARNED RECOGNITION AND RETENTION PLAN SHARES                      (57)            (57)
                                                                  ----------      ----------
                                                                     287,669         275,713
                                                                  ----------      ----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $3,972,425      $3,852,831
                                                                  ==========      ==========

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                             THREE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                          --------------------
                                                            2001        2000
                                                          --------    --------
INTEREST INCOME:
     LOANS RECEIVABLE                                     $ 57,273    $ 53,009
     MORTGAGE-BACKED SECURITIES                              7,317       7,260
     TAXABLE INVESTMENT SECURITIES                           2,941       2,805
     TAX-FREE INVESTMENT SECURITIES                          1,416       1,080
     INTEREST-EARNINGS DEPOSITS                                710         112
                                                          --------    --------
          TOTAL INTEREST INCOME                             69,657      64,266

INTEREST EXPENSE:
     DEPOSITS                                               37,539      32,430
     BORROWED FUNDS                                          3,663       4,005
                                                          --------    --------
          TOTAL INTEREST EXPENSE                            41,202      36,435

          NET INTEREST INCOME                               28,455      27,831
PROVISION FOR LOAN LOSSES                                    1,418       1,295
                                                          --------    --------
          NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                   27,037      26,536

NONINTEREST INCOME:
     LOAN FEES AND SERVICE CHARGES                             483         258
     SERVICE CHARGES ON DEPOSIT ACCOUNTS                     2,403       1,983
     GAIN ON SALE OF MARKETABLE SECURITIES, NET                 30           0
     GAIN (LOSS) ON SALE OF LOANS, NET                         103          57
     GAIN ON SALE OF REAL ESTATE OWNED, NET                    328          12
     INSURANCE COMMISSION INCOME                               464         566
     TRUST INCOME                                              457          77
     OTHER OPERATING INCOME                                    395         245
                                                          --------    --------
          TOTAL NONINTEREST INCOME                           4,663       3,198

NONINTEREST EXPENSE:
     COMPENSATION AND EMPLOYEE BENEFITS                     11,330      10,732
     PREMISES AND OCCUPANCY COSTS                            2,788       2,431
     OFFICE OPERATIONS                                       1,643       1,204
     PROCESSING EXPENSES                                     1,688       1,497
     FEDERAL DEPOSIT INSURANCE PREMIUMS                        149         146
     BANK SERVICE CHARGES                                      447         498
     ADVERTISING                                               435         380
     LEGAL, AUDIT AND PROFESSIONAL SERVICES                    382         217
     REAL ESTATE OWNED EXPENSE                                 181         113
     AMORTIZATION OF GOODWILL                                    0       1,572
     OTHER EXPENSES                                            747         625
                                                          --------    --------
          TOTAL NONINTEREST EXPENSE                         19,790      19,415

          INCOME BEFORE INCOME TAXES AND
            CUMULATIVE EFFECT OF ACCOUNTING CHANGE          11,910      10,319
          FEDERAL AND STATE INCOME TAXES                     3,708       3,529
                                                          --------    --------
          INCOME BEFORE CUMULATIVE EFFECT OF
            ACCOUNTING CHANGE                                8,202       6,790
          CUMULATIVE EFFECT OF ACCOUNTING CHANGE             2,237           0
                                                          --------    --------
               NET INCOME                                 $ 10,439    $  6,790
                                                          ========    ========

BASIC AND DILUTED PER SHARE AMOUNTS:
     INCOME BEFORE CUMULATIVE EFFECT OF
       ACCOUNTING CHANGE                                     $0.17       $0.14
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  $0.05       $0.00
                                                          --------    --------
     NET INCOME                                              $0.22       $0.14

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                         Accum.         Unearned
                                                                                         Other         Recognition
                                          Common Stock                                   Compre-           and           Total
                                      --------------------     Paid-in    Retained       hensive        Retention     Shareholders'
                                        Shares      Amount     Capital    Earnings    Income (Loss)    Plan Shares       Equity
                                      ----------    ------     -------    --------    -------------    -----------    -------------
Beginning balance at June 30, 2000    47,360,769    $4,736      70,949     177,371           (5,104)           (64)         247,888
Comprehensive income:
   Net income                             -           -           -          6,790           -              -                 6,790
   Change in unrealized loss on
     securities, net of tax and
     reclassification adjustment          -           -           -           -               1,443         -                 1,443
                                      ----------    ------     -------    --------    -------------    -----------    -------------
Total comprehensive income                -           -           -          6,790            1,443         -                 8,233
Exercise of stock options                 12,800         1          71        -              -              -                    72
RRP shares released                       -           -           -           -              -              -                     0
Dividends declared                        -           -           -         (1,895)          -              -                (1,895)
                                      ----------    ------     -------    --------    -------------    -----------    -------------
Ending balance at September 30, 2000  47,373,569    $4,737      71,020     182,266           (3,661)           (64)         254,298
                                      ==========    ======     =======    ========    =============    ===========    =============



                                                                                         Accum.         Unearned
                                                                                         Other         Recognition
                                          Common Stock                                   Compre-           and           Total
                                      --------------------     Paid-in    Retained       hensive        Retention     Shareholders'
                                        Shares      Amount     Capital    Earnings       Income        Plan Shares       Equity
                                      ----------    ------     -------    --------    -------------    -----------    -------------
Beginning balance at June 30, 2001    47,426,755    $4,743      71,283     196,566            3,178            (57)         275,713
Comprehensive income:
   Net income                             -           -           -         10,439           -              -                10,439
   Change in unrealized gain on
   securities, net of tax and
   reclassification adjustment            -           -           -           -               2,204         -                 2,204
                                      ----------    ------     -------    --------    -------------    -----------    -------------
Total comprehensive income                -           -           -         10,439            2,204         -                12,643
Exercise of stock options                  7,647      -             38        -              -              -                    38
RRP shares released                       -           -           -           -              -              -                     0
Dividends declared                        -           -           -           (725)          -              -                  (725)
                                      ----------    ------     -------    --------    -------------    -----------    -------------
Ending balance at September 30, 2001  47,434,402    $4,743      71,321     206,280            5,382            (57)         287,669
                                      ==========    ======     =======    ========    =============    ===========    =============


See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                    Three Months   Three Months
                                                                       Ended          Ended
                                                                      9/30/01        9/30/00
                                                                    ------------   ------------

OPERATING ACTIVITIES:
 Net Income                                                          $   10,439          6,790
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                            1,418          1,295
     Net loss (gain) on sale of assets                                     (461)           (69)
     Amortization of goodwill                                               -            1,572
     Net depreciation, amortization and accretion                         1,263          1,397
     Decrease (increase) in other assets                                  2,576           (468)
     Increase (decrease) in other liabilities                               112            142
     Net accretion of discount on marketable securities                  (1,009)          (364)
     Noncash compensation expense related to stock benefit plans            -              -
     Noncash cumulative change in accounting principle                   (2,237)           -
     Other                                                                  -              -
                                                                     ----------    -----------
        Net cash provided by operating activities                        12,101         10,295

INVESTING ACTIVITIES:
     Purchase of marketable securities held-to-maturity                 (18,098)       (21,388)
     Purchase of marketable securities available-for-sale               (43,236)        (1,592)
     Proceeds from maturities and principal reductions
        of marketable securities held-to-maturity                        21,709            763
     Proceeds from maturities and principal reductions
        of marketable securities available-for-sale                      16,625         11,447
     Proceeds from sales of marketable securities,
        available-for-sale                                                  530            -
     Loan originations                                                 (211,831)      (176,076)
     Proceeds from loan maturities and principal reductions             145,251         88,511
     Proceeds from loan sales                                            29,794          4,426
     Purchase of Federal Home Loan Bank Stock                               -              -
     Proceeds from sale of real estate owned                                942            658
     Net (purchase) sale of real estate owned for investment               (171)          (166)
     Purchase of premises and equipment                                  (3,223)        (1,575)
     Acquisitions, net of cash received                                     -              -
                                                                     ----------    -----------
        Net cash used by investing activities                        $  (61,708)       (94,992)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                  Three Months      Three Months
                                                     Ended              Ended
                                                    9/30/01            9/30/00
                                                  ------------      ------------
FINANCING ACTIVITIES:
    Increase (decrease) in deposits, net            $129,352          (1,446)
    Proceeds from long-term borrowings                   541           9,090
    Repayments of long-term borrowings                (8,607)         (7,717)
    Net increase (decrease) in short-term
       borrowings                                     (1,731)         73,600
    Increase (decrease) in advances by
       borrowers for taxes and insurance             (12,029)        (11,319)
    Cash dividends paid                                 (725)         (1,895)
    Proceeds from stock options exercised                 38              72
                                                    --------          ------
       Net cash provided by financing activities     106,839          60,385

Net increase (decrease) in cash and
    cash equivalents                                $ 57,232         (24,312)
                                                    ========          ======
Cash and cash equivalents at beginning of period    $ 95,966          90,766
Net increase (decrease) in cash and
    cash equivalents                                  57,232         (24,312)
                                                    --------          ------
Cash and cash equivalents at end of period          $153,198          66,454
                                                    ========          ======

Cash paid during the period for:
    Interest on deposits and borrowings
       (including interest credited to deposit
       accounts of $28,303 and $24,367
       respectively)                                $ 41,132          36,789
                                                    ========          ======
    Income taxes                                    $    400           1,623
                                                    ========          ======
Business acquisitions:
    Fair value of assets acquired                   $   --               --
    Cash received (paid)                                --               --
                                                    --------          ------
       Liabilities assumed                          $   --               --
                                                    ========          ======
Non-cash activities:
    Loans transferred to real estate owned          $   467              540
                                                    --------          ------
    Sale of real estate owned financed
       by the Company                               $   334              122
                                                    ========          ======


See accompanying notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include information for footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in Northwest Bancorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as amended by the adoption of Statements of Financial Accounting Standards ("SFAS") No. 141 and 142. Certain items previously reported have been reclassified to conform with the current period's reporting format. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.


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


(3)      ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") released SFAS 141 "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." This statement effectively eliminates the use of the pooling method of accounting for business combinations and states that all business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Because the Company has always used purchase accounting for its business combinations, it is not expected that this statement will have a material change on its operations.

Also in June 2001, and concurrently with SFAS 141, the FASB released SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement, among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company adopted this statement on July 1, 2001 the beginning of its fiscal year, and immediately upon adoption stopped amortizing existing goodwill of $65.5 million.

In addition, as a result of these pronouncements, remaining negative goodwill of $2.2 million was recorded in income as a cumulative effect of a change in accounting principle. The following table shows the effect on net income and earnings per share as a result of adopting SFAS No. 141 and 142:


                                                              For the three months ended September 30,
                                                              ----------------------------------------
                                                                    2001                    2000
                                                              ---------------         ----------------

Reported net income                                               $10,439                  $6,790
Deduct: Cumulative effect of accounting change                    $ 2,237                      --
Add back: Goodwill amortization                                        --                  $1,042
                                                              ---------------         ----------------
Adjusted net income                                               $ 8,202                  $7,832

Basic earnings per share
Reported net income                                                 $0.22                   $0.14
Deduct: Cumulative effect of accounting change                      $0.05                      --
Add back: Goodwill amortization                                        --                   $0.03
                                                              ---------------         ----------------
Adjusted net income                                                 $0.17                   $0.17

Diluted earnings per share
Reported net income                                                 $0.22                   $0.14
Deduct: Cumulative effect of accounting change                      $0.05                      --
Add back: Goodwill amortization                                        --                   $0.02
                                                              ---------------         ----------------
Adjusted net income                                                 $0.17                   $0.16

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2001 TO SEPTEMBER 30,
2001

ASSETS

At September 30, 2001 the Company had total assets of $3.972 billion, an increase of approximately $119.6 million, or 3.1%, from $3.853 billion at June 30, 2001. This increase was funded primarily by a $129.4 million increase in deposits and net income of $10.4 million.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $911.0 million at September 30, 2001, an increase of $84.1 million, or 10.2%, from $826.9 million at June 30, 2001. This increase resulted from the investment of funds received from the growth in deposits. Net loans receivable increased by $34.8 million, or 1.2%, to $2.891 billion at September 30, 2001 from $2.857 billion at June 30, 2001. This increase in loans resulted primarily from loan growth across the Company's market.

LIABILITIES

Deposits increased by $129.4 million, or 4.0%, to $3.394 billion at September 30, 2001 from $3.265 billion at June 30, 2001. This increase resulted primarily from strong internal deposit growth in all of the Company's deposit product lines. Borrowed funds decreased by $9.8 million, or 3.5%, to $266.4 million at September 30, 2001 from $276.2 million at June 30, 2001 as the Company replaced retail repurchase agreements with deposits and reduced its borrowings from the Federal Home Loan Bank of Pittsburgh. Advances by borrowers for taxes and insurance (escrow) decreased by $12.0 million, or 55.0%, to $9.8 million at September 30, 2001 from $21.8 million at June 30, 2001. This decrease typically occurs in the third calendar quarter of each year as real estate taxes are paid for a substantial number of mortgage customers.

CAPITAL RESOURCES AND LIQUIDITY

Total capital at September 30, 2001 was $287.7 million, an increase of $12.0 million, or 4.4%, from $275.7 million at June 30, 2001. This increase was primarily attributable to net income for the quarter of $10.4 million which was partially offset by the declaration of common stock dividends of $725,000. Also affecting capital was a $2.2 million improvement in the net market value of securities available-for-sale as the market value of fixed-rate securities increased as a result of recent declines in short-term interest rates.

The banking subsidiaries of the Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).

As of September 30, 2001, all regulatory capital requirements were exceeded. The actual, required, and well capitalized levels as of September 30, 2001 and June 30, 2001 are as follows: (dollars in thousands)


                               September 30, 2001

                                                                         Minimum Capital        Well Capitalized
                                                      Actual             Requirements             Requirements
                                             ---------------------- ----------------------- -----------------------
                                               Amount      Ratio      Amount      Ratio       Amount      Ratio
                                             ----------- ---------- ----------- ----------- ----------- -----------
Total Capital (to risk weighted assets):
Northwest Savings Bank                         $225,395     10.94%    $164,776      8.00%     $205,970      10.00%
Jamestown Savings Bank                           $9,382     10.20%      $7,358      8.00%       $9,198      10.00%

Tier 1 Capital (to risk weighted assets):
Northwest Savings Bank                         $203,973      9.90%     $82,388      4.00%     $123,582       6.00%
Jamestown Savings Bank                           $8,689      9.45%      $3,679      4.00%       $5,519       6.00%

Tier 1 Capital (leverage) (to average assets):
Northwest Savings Bank                         $203,973      5.47%    $111,779     3.00%*     $186,299       5.00%
Jamestown Savings Bank                           $8,689      5.69%      $4,581     3.00%*       $7,635       5.00%

                                  June 30, 2001

                                                                         Minimum Capital        Well Capitalized
                                                      Actual             Requirements             Requirements
                                             ---------------------- ----------------------- -----------------------
                                               Amount      Ratio      Amount      Ratio       Amount      Ratio
                                             ----------- ---------- ----------- ----------- ----------- -----------
Total Capital (to risk weighted assets):
Northwest Savings Bank                         $214,670     10.39%    $165,364      8.00%     $206,705      10.00%
Jamestown Savings Bank                           $8,232     10.72%      $6,142      8.00%       $7,678      10.00%

Tier 1 Capital (to risk weighted assets):
Northwest Savings Bank                         $193,570      9.36%     $82,682      4.00%     $124,023       6.00%
Jamestown Savings Bank                           $7,596      9.89%      $3,071      4.00%       $4,607       6.00%

Tier 1 Capital (leverage) (to average assets):
Northwest Savings Bank                         $193,570      5.33%    $108,916     3.00%*     $181,526       5.00%
Jamestown Savings Bank                           $7,596      5.96%      $3,821     3.00%*       $6,368       5.00%

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of September 30, 2001, the Company had not been advised of any additional requirements in this regard.


The Company is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the Department of Banking of the Commonwealth of Pennsylvania during their regular examinations. The Company's internal liquidity requirement is based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Company has always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at September 30, 2001 was 23.4%. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual when they are more than 90 days contractually delinquent and may also be placed on nonaccrual status even if not 90 days or more delinquent but other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell or the principal balance of the related loan. Nonperforming assets decreased by $701,000, or 3.3%, to $20.6 million at September 30, 2001 from $21.3 million at June 30, 2001. Management believes that the generally low level of nonperforming assets is attributable to stringent credit policies and sustained collection procedures.


                                                                               (Dollars in Thousands)
                                                                    --------------------------------------------
Loans accounted for on a nonaccrual basis:                          September 30, 2001             June 30, 2001
                                                                    ------------------            --------------
One-to-four family residential loans                                            $8,420                    $6,874
Multifamily and commercial real estate loans                                     2,791                     2,296
Consumer loans                                                                   3,471                     3,129
Commercial business loans                                                        2,399                     5,336
                                                                     -----------------            --------------
                Total                                                          $17,081                   $17,635
                                                                     -----------------            --------------
Total nonperforming loans as a percentage of net loans
receivable                                                                        .59%                      .62%
                                                                     -----------------             -------------
Total real estate acquired through foreclosure and other
real estate owned                                                               $3,550                    $3,697
                                                                     -----------------             -------------
                Total nonperforming assets                                     $20,631                   $21,332
                                                                     -----------------             -------------
Total nonperforming assets as a percentage of total assets                        .52%                      .55%
                                                                     -----------------             -------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL

Net income for the three months ended September 30, 2001 was $10.4 million, or $.22 per share, and was significantly enhanced by the adoption of Statement of Financial Accounting Standards No. 141 "Business Combinations." This pronouncement required that the Company's remaining negative goodwill of approximately $2.2 million be taken into income as a one-time cumulative change in accounting principle. Excluding the effects of this one-time item, net income for the current quarter would have been $8.2 million, or $.17 per share, an increase of $1.4 million, or 20.6%, from $6.8 million, or $.14 per share, for the same quarter last year. This increase in net income resulted from a $624,000 increase in net interest income, a $1.5 million increase in noninterest income and the elimination of approximately $2.1 million of goodwill amortization expense as promulgated by the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" discussed below.


NET INTEREST INCOME

For the three months ended September 30, 2001 total interest income increased by $5.6 million, or 8.6%, on a taxable equivalent basis, to $70.4 million compared to $64.8 million for the three months ended September 30, 2000. This increase resulted primarily from a $415.5 million, or 12.7%, increase in average interest earning assets to $3.683 billion for the three months ended September 30, 2001 from $3.267 billion for the three months ended September 30, 2000. Partially offsetting this increase in total interest income was a decrease in the yield on average interest earning assets to 7.65% for the three months ended September 30, 2001 from 7.94% for the same period last year. The substantial growth in average interest earning assets was primarily due to the strong internal growth of the Company's existing franchise as well as the investment of funds received from the acquisition of retail offices in November of 2000 with deposits of approximately $137.9 million. The decrease in the overall yield on interest earning assets from quarter to quarter resulted primarily from the aforementioned growth occurring during a period of declining interest rates which decreased the yields on both fixed rate mortgages and variable rate investment securities.

Interest income on loans receivable increased by $4.3 million, or 8.1%, to $57.3 million for the quarter ended September 30, 2001 compared to $53.0 million during the same quarter last year. This increase resulted primarily from a $278.3 million, or 10.7%, increase in average loans outstanding to $2.872 billion for the quarter ended September 30, 2001 from $2.593 billion for the same quarter last year. Average loans outstanding increased because of strong loan demand throughout the Company's market area as well as the acquisition of retail offices in November of 2000 which contributed approximately $57 million to the average loan increase for the quarter. Partially offsetting this increase in interest income on loans was a decrease in the yield on average loans to 7.98% for the quarter ended September 30, 2001 from 8.18% for the comparable period last year. This decrease in average yield resulted primarily from the growth in the Company's loan portfolio over the past year at interest rate levels lower than the existing average portfolio rate.

Interest income on mortgage-backed securities increased by $57,000, or less than 1%, when comparing the current fiscal quarter with the same time period last year. This increase resulted from an increase in the average balance of mortgage-backed securities of $81.3 million, or 19.1%, to $506.9 million for the quarter ended September 30, 2001 from $425.6 million for the same quarter last year. Partially offsetting this increase in average balance outstanding was a decrease in the average yield to 5.77% for the three months ended September 30, 2001 from 6.82% for the three months ended September 30, 2000. The average balance increased primarily as a result of investing the funds from the aforementioned deposit growth and acquisition of retail offices. The average yield on mortgage-backed securities, approximately 87% of which are variable rate, decreased in response to the significant reduction in short-term interest rates by the Federal Reserve Board since the beginning of the calendar year.

Interest income on investment securities increased by $649,000, or 16.0%, on a taxable equivalent basis, to $4.7 million for the three months ended September 30, 2001 from $4.1 million for the three months ended September 30, 2000. This increase resulted primarily from an increase in the average taxable equivalent yield to 8.25% for the three months ended September 30, 2001 from 7.59% for the three months ended September 30, 2000. In addition, interest income on investment securities increased due to an increase in the average balance by $14.3 million, or 6.7%, to $228.1 million for the quarter ended September 30, 2001 from $213.8 million for the same quarter last year. The increase in the taxable equivalent yield was primarily due to the September 2001 call of a $4.0 million bond which had been purchased at a significant discount of which approximately $266,000 was recognized as interest income upon being called. The remaining increase in the yield was a result of the Company purchasing long-term investments, primarily municipal bonds and trust preferred securities, with favorable yields. The increase in the average balance of investment securities was due to the investment of funds generated from deposit growth.

Interest income on interest-earning deposits increased by $598,000 to $710,000 for the three months ended September 30, 2001 from $112,000 for the three months ended September 30, 2000. This increase resulted primarily from an increase in the average balance of interest-earning deposits by $40.4 million to $53.5 million for the three months ended September 30, 2001 from $13.1 million for the three months ended September 30, 2000. This increase in average balance is a result of the Company accumulating overnight investments as the increase in deposits exceeded the Company's growth in loans and investment securities. Also contributing to the increase in interest income on interest-earning deposits was an increase in the average yield to 5.31% for the current fiscal quarter from 3.42% for the same quarter last year. The significant volatility in the average yield is largely influenced by the timing as to when the Company begins to earn interest on its daily deposits and the float experienced on checks issued.

Interest expense increased by $4.8 million, or 13.2%, to $41.2 million for the three months ended September 30, 2001 from $36.4 million for the three months ended September 30, 2000. This increase resulted primarily from an increase in the average balance of interest-bearing liabilities by $410.5 million, or 13.6%, to $3.421 billion for the quarter ended September 30, 2001 from $3.011 billion for the quarter ended September 30, 2000. Partially offsetting this increase in the average balance was a slight decrease in the average cost of interest-bearing liabilities to 4.82% for the quarter ended September 30, 2001 from 4.84% for the quarter ended September 30, 2000. The increase in average interest-bearing liabilities resulted from an increase of $396.5 million, or 14.4%, in the average balance of deposits, attributed primarily to the growth of existing offices along with new office openings and acquisitions. In addition, average borrowed funds increased by $13.8 million, or 5.3%, to $272.8 million for the quarter ended September 30, 2001 from $259.0 million for the quarter ended September 30, 2000. This increase resulted from the Company borrowing long-term funds to help reduce interest rate risk. The slight decrease in the cost of funds resulted from a decrease in the cost of borrowed funds in a lower interest rate environment which was partially offset by an increase in deposit rates which occurred during the fourth calendar quarter of 2000. Although market interest rates have since dropped dramatically, many certificates of deposit originated in that quarter remain outstanding.

Net interest income increased by $797,000, or 2.8%, on a taxable equivalent basis, to $29.2 million for the three months ended September 30, 2001 compared to $28.4 million for the three months ended September 30, 2000. As previously summarized, this increase in net interest income was attributable to the significant increase in net interest earning assets over the past twelve months which offset the decrease in the Company's net interest margin. The Company's net interest margin decreased as interest-earning assets repriced more quickly than interest-bearing liabilities in response to lower market interest rates.


PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $123,000, or 9.5%, to $1.4 million for the quarter ended September 30, 2001 from $1.3 million for the quarter ended September 30, 2000. Provisions for losses on the loan portfolio are charged to earnings in an amount sufficient, in management's judgement, to cover losses based upon the risk in the Company's loan portfolio, current economic conditions and historical trends. Management believes that credit quality remains strong as nonperforming loans at September 30, 2001 were only $17.1 million which is 0.59% of total loans outstanding. In addition, the Company's loan portfolio at September 30, 2001, consisting of 68% one-to-four family mortgages, 20% consumer loans, 9% commercial real estate loans and 3% commercial business loans, remains heavily collateralized by real estate.


NONINTEREST INCOME

Noninterest income increased by $1.5 million, or 46.9%, to $4.7 million for the three months ended September 30, 2001 from $3.2 million for the three months ended September 30, 2000.

The Company experienced favorable increases in almost all categories of noninterest income related primarily to the Company's growth. The increase in trust income was primarily due to the addition of the Heritage Trust Company which was acquired in April 2001. In addition, the increase in gains on sale of REO was primarily related to the continued sale of units from a previously foreclosed townhouse development project near Atlanta, Georgia.


NONINTEREST EXPENSE

Noninterest expense increased by $375,000, or 1.9%, to $19.8 million for the three months ended September 30, 2001 from $19.4 million for the three months ended September 30, 2000. During the current quarter the Company adopted SFAS 142 "Goodwill and Other Intangible Assets," and as a result stopped the regularly scheduled amortization of goodwill to expense. Adoption of this pronouncement decreased operating expenses for the current quarter by $2.1 million, or $1.4 million after tax. Accordingly, excluding this accounting change, noninterest expense increased by $2.5 million, or 12.9%, which was the result of normal increases associated with the growth of the Company, its network of community banking and consumer finance offices and the expansion of its lines of business like investment management, trust and brokerage services.


INCOME TAXES

The provision for income taxes for the three months ended September 30, 2001 increased by $179,000, or 5.1%, to $3.7 million compared to $3.5 million for the same period last year. This increase was primarily due to an increase in net income before tax of $1.6 million, or 15.5%, to $11.9 million for the quarter ended September 30, 2001 from $10.3 million for the quarter ended September 30, 2000. The increase in income taxes due to an increase in net income before tax was partially offset by a decrease in the effective tax rate to 31.1% for the current fiscal quarter from 34.2% the prior year due to an increase in the Company's portfolio of tax-exempt assets.

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

                                                                 Three Months Ended September 30,
                                          -----------------------------------------------------------------------------
                                                           2001                                  2000
                                          ------------------------------------ ----------------------------------------
                                             AVERAGE      INTEREST      AVG.      AVERAGE        INTEREST       AVG.
                                             BALANCE                   YIELD/     BALANCE                      YIELD/
                                                                        COST                                    COST
                                          ------------- ------------ --------- ---------------- ----------- -----------
ASSETS:

Interest earning assets:
  Loans receivable (a) (b)                  $2,871,596      $57,273     7.98%       $2,593,270     $53,009       8.18%
  Mortgage-backed securities (c)              $506,901       $7,317     5.77%         $425,643      $7,260       6.82%
  Investment securities (c) (d) (e)           $228,104       $4,703     8.25%         $213,773      $4,054       7.59%
  FHLB stock                                   $22,499         $383     6.81%          $21,269        $387       7.28%
  Other interest earning deposits              $53,485         $710     5.31%          $13,107        $112       3.42%
                                            ----------      -------     -----       ----------     -------       -----
Total interest earning assets               $3,682,585      $70,386     7.65%       $3,267,062     $64,822       7.94%
Noninterest earning assets (f)                $208,164                                $141,018
                                            ----------                              ----------
TOTAL ASSETS                                $3,890,749                              $3,408,080
                                            ==========                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest bearing liabilities:
  Savings accounts                            $460,269       $3,686     3.20%         $424,426      $3,418       3.22%
  Now accounts                                $382,760       $1,178     1.23%         $334,862      $1,056       1.26%
  Money market demand accounts                $224,305       $2,134     3.81%         $178,700      $1,630       3.65%
  Certificate accounts                      $2,080,908      $30,541     5.87%       $1,813,701     $26,326       5.81%
  Borrowed funds (g)                          $272,842       $3,663     5.37%         $258,960      $4,005       6.19%
                                            ----------      -------     -----       ----------     -------       -----
Total interest bearing liabilities          $3,421,084      $41,202     4.82%       $3,010,649     $36,435       4.84%
Noninterest bearing liabilities               $189,310                                $146,349
                                            ----------                              ----------
Total liabilities                           $3,610,394                              $3,156,998
Shareholders' equity                          $280,355                                $251,082
                                            ----------                              ----------
TOTAL LIABILITIES AND  EQUITY               $3,890,749                              $3,408,080
                                            ==========                              ==========

Net interest income/Interest rate spread                    $29,184     2.83%                      $28,387       3.10%
Net interest earning assets/Net
interest margin                               $261,501                  3.17%         $256,413                   3.48%
Ratio of interest earning assets to
interest bearing liabilities                    1.08 X                                  1.09 X


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


                                                            Three months ended September 30, 2001 and 2000
                                                 ----------------------------------------------------------------
                                                                                     RATE/               NET
                                                     RATE             VOLUME        VOLUME             CHANCE
                                                 -----------        ----------    -----------        ------------
Interest earning assets:
  Loans receivable                                   ($1,287)           $5,689          ($138)          $4,264
  Mortgage-backed securities                         ($1,116)           $1,386          ($213)             $57
  Investment securities                                 $354              $272            $23             $649
  FHLB stock                                           ($25)               $22            ($1)             ($4)
  Other interest earning deposits                        $62              $345           $191             $598
                                                     -------            ------          -----           ------
TOTAL INTEREST EARNING ASSETS                        ($2,012)           $7,714          ($138)          $5,564

Interest bearing liabilities:
  Savings accounts                                      ($19)             $289            ($2)            $268
  Now accounts                                          ($25)             $151            ($4)            $122
  Money market demand accounts                           $70              $416            $18             $504
  Certificate accounts                                  $293            $3,879            $43           $4,215
  Borrowed funds                                       ($528)             $214           ($28)           ($342)
                                                     -------            ------          -----           ------
Total interest bearing liabilities                     ($209)           $4,949            $27           $4,767

Net change in net interest income                    ($1,803)           $2,765          ($165)            $797
                                                     =======            ======          =====           ======

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

The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at September 30, 2001 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the September 30, 2001 levels.


                                                                              Increase               Decrease
                                                                       --------------------     ------------------
Parallel shift in interest rates over the next 12 months                    1.0%      2.0%        1.0%        2.0%
                                                                       ---------    -------     ------       -----
Projected percentage increase/(decrease) in net income                     31.4%     16.0%       58.8%       44.1%
Projected increase/(decrease) in return on average equity                   4.0%      2.2%        7.2%        5.5%
Projected increase/(decrease) in earnings per share                         $.24      $.12        $.44        $.33
Projected percentage increase/(decrease) in market value of equity        (18.5%)   (43.4%)       4.0%       15.5%



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

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.

ITEM 5. OTHER INFORMATION

BUSINESS COMBINATIONS

On October 26, 2001 the Company completed its acquisition of a retail office from Prestige Bank. The office is located within the Shop `n Save supermarket in Washington, Pennsylvania. The cash purchase included approximately $4.5 million in deposits and the related fixed assets.

On September 6, 2001 the Company announced its intention to purchase the Ebensburg, Pennsylvania office of Reliance Bank. The cash purchase includes approximately $26 million of deposits and related fixed assets. Pending regulatory approval, this transaction is expected to be completed in the fourth calendar quarter of 2001.

On August 16, 2001 the Company announced it had entered into a definitive agreement to acquire Leeds Federal Bankshares, Inc. of Arbutus, Maryland. As of September 30, 2001 Leeds had total assets of $395.2 million, deposits of $338.2 million and shareholders equity of $51.4 million. Pending approval by Leeds stockholders and depositors as well as the Office of Thrift Supervision the transaction is expected to be completed in the first calendar quarter of 2002.

Also on August 16, 2001 the Company announced it had reached a definitive agreement with Sun Bancorp, Inc. to purchase Sun's offices located in the Pennsylvania communities of Johnsonburg and Emporium. The sale is expected to close in the fourth calendar quarter of 2001, subject to regulatory approval, and will include approximately $57 million in deposits, $21 million in loans and the related fixed assets.

TRUST PREFERRED SECURITIES

The Company announced that it filed a registration statement with the Securities and Exchange Commission in connection with the offering of up to 2,400,000 newly issued shares of Trust Preferred Securities at $25 each. The securities will be offered through Northwest Capital Trust I, a Delaware business trust and newly-formed subsidiary of the Company. The underwriters, Ryan, Beck & Co., LLC and Janney Montgomery Scott LLC, have been granted a 30-day option to purchase up to 360,000 additional shares of the Trust Preferred Securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit No. 11 Statement re: computation of per share earnings

                                                                 Three Months           Three Months
                                                                    Ended                  Ended
                                                              September 30,2001      September 30,2000
                                                              -----------------      -----------------
Reported net income applicable to common stock                $    10,438,638          $    6,790,015

Deduct: Cumulative effect of accounting change                $     2,236,918                     --
                                                              ---------------          --------------

Adjusted net income applicable to common stock                $     8,201,720          $    6,790,015


Weighted-average common shares outstanding                         47,432,161              47,369,039

Common stock equivalents due to effect of stock options               473,150                 263,888
                                                              ---------------          --------------

Total weighted-average common shares and equivalents               47,905,311              47,632,927


BASIC EARNINGS PER SHARE:

Reported net income                                           $          0.22          $         0.14

Deduct: Cumulative effect of accounting change                $          0.05          $          --
                                                              ---------------          --------------

Adjusted net income                                           $          0.17          $         0.14
                                                              ===============          ==============


DILUTED EARNINGS PER SHARE:

Reported net income                                           $          0.22          $         0.14

Deduct: Cumulative effect of accounting change                $          0.05          $           --
                                                              ---------------          --------------

Adjusted net income                                           $          0.17          $         0.14
                                                              ===============          ==============



(b) On August 24, 2001 the Company filed a current report on Form 8-K reporting that on August 16, 2001 the Company and its mutual holding company, Northwest Bancorp, MHC, entered into an agreement to acquire through a merger transaction Leeds Federal Bankshares, Inc. and its mutual holding company, Leeds Federal Bankshares, MHC, of Arbutus, Maryland.

(c) On October 23, 2001 the Company filed a current report on Form 8-K, which included as an exhibit the Company's press release that announced earnings for the September 30, 2001 quarter.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                             NORTHWEST BANCORP, INC.



Date: November 13, 2001             By: /s/ William J. Wagner
     ---------------------              ----------------------------------------
                                        William J. Wagner
                                        President and Chief Executive Officer


Date: November 13, 2001             By: /s/ William W. Harvey, Jr.
     ---------------------              ----------------------------------------
                                        William W. Harvey, Jr.
                                        Vice President of Finance and
                                        Chief Accounting Officer