Form 10-Q/A
period 2001-09-30
NORTHWEST BANCORP INC
filed 2002-02-13
CIK 1042064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from                    to
                                        ------------------    ------------------


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


                                 Not Applicable
                         -------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock (.10 par value) 47,444,802 shares outstanding as of October 31, 2001.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                                      INDEX


PART I      FINANCIAL INFORMATION                                           PAGE

Item 1.     Financial Statements - Restated (see Note 1(b))

            Consolidated Statements of Financial Condition as of
            September 30, 2001 and June 30, 2001 (Unaudited)                   1

            Consolidated Statements of Income for the three months
            ended September 30, 2001 and 2000 (Unaudited)                      2

            Consolidated Statements of Changes in Shareholders' Equity for
            the three months ended September 30, 2001 and 2000 (Unaudited)     3

            Consolidated Statements of Cash Flows for the three
            months ended September 30, 2001 and 2000 (Unaudited)               4

            Notes to Unaudited Consolidated Financial Statements               6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk        22


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                 23

Item 2.     Changes in Securities                                             23

Item 3.     Defaults Upon Senior Securities                                   23

Item 4.     Submission of Matters to a Vote of Security Holders               23

Item 5.     Other Information                                                 24

Item 6.     Exhibits and Reports on Form 8-K                                  25

            Signature                                                         26

                             ITEM 1. FINANCIAL STATEMENTS


                       NORTHWEST BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                               SEPTEMBER 30,           JUNE 30,
                            ASSETS                                            2001 (restated)           2001
--------------------------------------------------------------                ---------------        -----------
CASH AND CASH EQUIVALENTS                                                     $    65,774                 50,958
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
    INSTITUTIONS                                                                   87,424                 45,008
MARKETABLE SECURITIES AVAILABLE-FOR-SALE (AMORTIZED
    COST OF $413,137 AND $386,689)                                                421,417                391,579
MARKETABLE SECURITIES HELD-TO-MATURITY (MARKET
    VALUE OF $331,251 AND $333,372)                                               336,390                339,331
                                                                              -----------            -----------

         TOTAL CASH, INTEREST-EARNING DEPOSITS AND
         MARKETABLE SECURITIES                                                    911,005                826,876

MORTGAGE LOANS - 1 TO 4 FAMILY                                                  1,983,917              1,962,695
REAL ESTATE LOANS - OTHER                                                         259,205                249,049
CONSUMER LOANS                                                                    589,430                575,343
COMMERCIAL LOANS                                                                   79,554                 89,784
                                                                              -----------            -----------
    TOTAL LOANS RECEIVABLE                                                      2,912,106              2,876,871
ALLOWANCE FOR LOAN LOSSES                                                         (20,740)               (20,290)
                                                                              -----------            -----------
    LOANS RECEIVABLE, NET                                                       2,891,366              2,856,581

FEDERAL HOME LOAN BANK STOCK, AT COST                                              22,499                 22,499
ACCRUED INTEREST RECEIVABLE                                                        19,434                 18,795
REAL ESTATE OWNED, NET                                                              3,550                  3,697
PREMISES AND EQUIPMENT, NET                                                        48,719                 46,767
OTHER INTANGIBLE ASSETS                                                            53,264                 55,012
GOODWILL                                                                           11,268                  9,031
OTHER ASSETS                                                                       10,296                 13,573
                                                                              -----------            -----------
    TOTAL ASSETS                                                              $ 3,971,401              3,852,831
                                                                              ===========            ===========


            LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------
LIABILITIES:
    NONINTEREST-BEARING DEMAND DEPOSITS                                       $   151,386                144,246
    INTEREST-BEARING DEMAND DEPOSITS                                              387,144                378,334
    SAVINGS DEPOSITS                                                              720,678                663,251
    TIME DEPOSITS                                                               2,135,084              2,079,109
                                                                              -----------            -----------
        TOTAL DEPOSITS                                                          3,394,292              3,264,940

    BORROWED FUNDS                                                                266,415                276,212
    ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                                   9,803                 21,832
    ACCRUED INTEREST PAYABLE                                                        3,790                  3,720
    OTHER LIABILITIES                                                              10,456                 10,414
                                                                              -----------            -----------
        TOTAL LIABILITIES                                                       3,684,756              3,577,118

SHAREHOLDERS' EQUITY:
    COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
        AUTHORIZED, 47,434,402 AND 47,426,755 ISSUED
        AND OUTSTANDING, RESPECTIVELY                                               4,743                  4,743
    PAID-IN CAPITAL                                                                71,321                 71,283
    RETAINED EARNINGS                                                             205,256                196,566
    ACCUMULATED OTHER COMPREHENSIVE INCOME:
        NET UNREALIZED GAIN/(LOSS) ON SECURITIES AVAILABLE-
        FOR-SALE, NET OF INCOME TAXES                                               5,382                  3,178
    UNEARNED RECOGNITION AND RETENTION PLAN SHARES                                    (57)                   (57)
                                                                              -----------            -----------
                                                                                  286,645                275,713
                                                                              -----------            -----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 3,971,401              3,852,831
                                                                              ===========            ===========

See accompanying notes to unaudited consolidated financial statements


                                NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                         THREE MONTHS
                                                                                      ENDED SEPTEMBER 30,
                                                                                2001 (restated)      2000
INTEREST INCOME:                                                                ---------------   ----------
    LOANS RECEIVABLE                                                              $  57,273          53,009
    MORTGAGE-BACKED SECURITIES                                                        7,317           7,260
    TAXABLE INVESTMENT SECURITIES                                                     2,941           2,805
    TAX-FREE INVESTMENT SECURITIES                                                    1,416           1,080
    INTEREST-EARNING DEPOSITS                                                           710             112
                                                                                  ---------       ---------
            TOTAL INTEREST INCOME                                                    69,657          64,266

INTEREST EXPENSE:
    DEPOSITS                                                                         37,539          32,430
    BORROWED FUNDS                                                                    3,663           4,005
                                                                                  ---------       ---------
            TOTAL INTEREST EXPENSE                                                   41,202          36,435

            NET INTEREST INCOME                                                      28,455          27,831
PROVISION FOR LOAN LOSSES                                                             1,418           1,295
                                                                                  ---------       ---------
            NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                                          27,037          26,536

NONINTEREST INCOME:
    LOAN FEES AND SERVICE CHARGES                                                       483             258
    SERVICE CHARGES ON DEPOSIT ACCOUNTS                                               2,403           1,983
    GAIN ON SALE OF MARKETABLE SECURITIES, NET                                           30               0
    GAIN (LOSS) ON SALE OF LOANS, NET                                                   103              57
    GAIN ON SALE OF REAL ESTATE OWNED, NET                                              328              12
    INSURANCE COMMISSION INCOME                                                         464             566
    TRUST INCOME                                                                        457              77
    OTHER OPERATING INCOME                                                              395             245
                                                                                  ---------       ---------
            TOTAL NONINTEREST INCOME                                                  4,663           3,198

NONINTEREST EXPENSE:
    COMPENSATION AND EMPLOYEE BENEFITS                                               11,330          10,732
    PREMISES AND OCCUPANCY COSTS                                                      2,788           2,431
    OFFICE OPERATIONS                                                                 1,643           1,204
    PROCESSING EXPENSES                                                               1,688           1,497
    FEDERAL DEPOSIT INSURANCE PREMIUMS                                                  149             146
    BANK SERVICE CHARGES                                                                447             498
    ADVERTISING                                                                         435             380
    LEGAL, AUDIT AND PROFESSIONAL SERVICES                                              382             217
    REAL ESTATE OWNED EXPENSE                                                           181             113
    AMORTIZATION OF GOODWILL AND INTANGIBLES                                          1,706           1,572
    OTHER EXPENSES                                                                      747             625
                                                                                  ---------       ---------
            TOTAL NONINTEREST EXPENSE                                                21,496          19,415

            INCOME BEFORE INCOME TAXES AND
                CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               10,204          10,319
            FEDERAL AND STATE INCOME TAXES                                            3,026           3,529
                                                                                  ---------       ---------
            INCOME BEFORE CUMULATIVE EFFECT OF
                ACCOUNTING CHANGE                                                     7,178           6,790
            CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                    2,237               0
                                                                                  ---------       ---------
                    NET INCOME                                                    $   9,415           6,790
                                                                                  =========       =========

BASIC AND DILUTED PER SHARE AMOUNTS:
    INCOME BEFORE CUMULATIVE EFFECT OF                                            $    0.15       $    0.14
        ACCOUNTING CHANGE
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                        $    0.05       $    0.00
                                                                                  ---------       ---------
    NET INCOME                                                                    $    0.20       $    0.14

See accompanying notes to unaudited consolidated financial statements

                                              NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                                       (DOLLARS IN THOUSANDS)


                                                                                                                      Accum.
                                                                                                                      Other
                                                                                                                      Compre-
                                                                     Common Stock          Paid-in      Retained      hensive
                                                                 Shares       Amount       Capital      Earnings    Income (Loss)
                                                               ----------   ----------   ----------   ----------    -------------
Beginning balance at June 30, 2000                             47,360,769   $    4,736       70,949      177,371        (5,104)

Comprehensive income:
       Net income                                                    --           --           --          6,790          --
       Change in unrealized loss on securities,
       net of tax and reclassification adjustment                    --           --           --           --           1,443
                                                               ----------   ----------   ----------   ----------    ----------
Total comprehensive income                                           --           --           --          6,790         1,443

Exercise of stock options                                          12,800            1           71         --            --

RRP shares released                                                  --           --           --           --            --

Dividends declared                                                   --           --           --         (1,895)         --
                                                               ----------   ----------   ----------   ----------    ----------

Ending balance at September 30, 2000                           47,373,569   $    4,737       71,020      182,266        (3,661)
                                                               ==========   ==========   ==========   ==========    ==========

                                                               Unearned
                                                               Recognition
                                                                 and            Total
                                                               Retention     Shareholders'
                                                               Plan Shares      Equity
                                                               ----------    ----------
Beginning balance at June 30, 2000                                    (64)      247,888

Comprehensive income:
       Net income                                                    --           6,790
       Change in unrealized loss on securities,
       net of tax and reclassification adjustment                    --           1,443
                                                               ----------    ----------
Total comprehensive income                                           --           8,233

Exercise of stock options                                            --              72

RRP shares released                                                  --               0

Dividends declared                                                   --          (1,895)
                                                               ----------    ----------

Ending balance at September 30, 2000                                  (64)      254,298
                                                               ==========    ==========

                                                                                                                      Accum.
                                                                                                                      Other
                                                                                                                      Compre-
                                                                     Common Stock          Paid-in      Retained      hensive
                                                                 Shares       Amount       Capital      Earnings    Income (Loss)
                                                               ----------   ----------   ----------   ----------    -------------
Beginning balance at June 30, 2001                             47,426,755   $    4,743       71,283      196,566         3,178

Comprehensive income:
       Net income (restated)                                         --           --           --          9,415          --
       Change in unrealized gain on securities,
       net of tax and reclassification adjustment                    --           --           --           --           2,204
                                                               ----------   ----------   ----------   ----------    ----------
Total comprehensive income (restated)                                --           --           --          9,415         2,204

Exercise of stock options                                           7,647         --             38         --            --

RRP shares released                                                  --           --           --           --            --

Dividends declared                                                   --           --           --           (725)         --
                                                               ----------   ----------   ----------   ----------    ----------

Ending balance at September 30, 2001 (restated)                47,434,402   $    4,743       71,321      205,256         5,382
                                                               ==========   ==========   ==========   ==========    ==========





                                                              Unearned
                                                              Recognition
                                                                 and            Total
                                                              Retention     Shareholders'
                                                              Plan Shares      Equity
                                                              ----------    ----------
Beginning balance at June 30, 2001                                  (57)      275,713

Comprehensive income:
       Net income (restated)                                       --           9,415
       Change in unrealized gain on securities,
       net of tax and reclassification adjustment                  --           2,204
                                                             ----------    ----------
Total comprehensive income (restated)                              --          11,619

Exercise of stock options                                          --              38

RRP shares released                                                --               0

Dividends declared                                                 --            (725)
                                                             ----------    ----------

Ending balance at September 30, 2001 (restated)                     (57)      286,645
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


                                                                             Three Months       Three Months
                                                                                Ended               Ended
                                                                          9/30/01 (restated)       9/30/00
                                                                          ------------------    -------------

OPERATING ACTIVITIES:
  Net Income                                                                  $   9,415             6,790
  Adjustments to reconcile net income to net cash
     provided by operating activities:
           Provision for loan losses                                              1,418             1,295
           Net loss (gain) on sale of assets                                       (461)              (69)
           Amortization of goodwill and intangibles                               1,706             1,572
           Net depreciation, amortization and accretion                           1,263             1,397
           Decrease (increase) in other assets                                    1,894              (468)
           Increase (decrease) in other liabilities                                 112               142
           Net accretion of discount on marketable securities                    (1,009)             (364)
           Noncash compensation expense related to stock benefit plans                -                 -
           Noncash cumulative change in accounting principle                     (2,237)                -
           Other                                                                      -                 -
                                                                              ---------         ---------
           Net cash provided by operating activities                             12,101            10,295

INVESTING ACTIVITIES:
           Purchase of marketable securities held-to-maturity                   (18,098)          (21,388)
           Purchase of marketable securities available-for-sale                 (43,236)           (1,592)
           Proceeds from maturities and principal reductions
             of marketable securities held-to-maturity                           21,709               763
           Proceeds from maturities and principal reductions
             of marketable securities available-for-sale                         16,625            11,447
           Proceeds from sales of marketable securities,
             available-for-sale                                                     530                 -
           Loan originations                                                   (211,831)         (176,076)
           Proceeds from loan maturities and principal reductions               145,251            88,511
           Proceeds from loan sales                                              29,794             4,426
           Purchase of Federal Home Loan Bank Stock                                   -                 -
           Proceeds from sale of real estate owned                                  942               658
            Net (purchase) sale of real estate owned for investment                (171)             (166)
           Purchase of premises and equipment                                    (3,223)           (1,575)
           Acquisitions, net of cash received                                         -                 -
                                                                              ---------         ---------
             Net cash used by investing activities                            $ (61,708)          (94,992)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                    Three Months        Three Months
                                                                        Ended              Ended
                                                                  9/30/01 (restated)      9/30/00
                                                                  ------------------    -------------
FINANCING ACTIVITIES:
           Increase (decrease) in deposits, net                       $ 129,352            (1,446)
           Proceeds from long-term borrowings                               541             9,090
           Repayments of long-term borrowings                            (8,607)           (7,717)
           Net increase (decrease) in short-term borrowings              (1,731)           73,600
           Increase (decrease) in advances by borrowers for
             taxes and insurance                                        (12,029)          (11,319)
           Cash dividends paid                                             (725)           (1,895)
           Proceeds from stock options exercised                             38                72
                                                                      ---------         ---------
             Net cash provided by financing activities                  106,839            60,385

Net increase (decrease) in cash and cash equivalents                  $  57,232           (24,312)
                                                                      =========         =========

Cash and cash equivalents at beginning of period                      $  95,966            90,766
Net increase (decrease) in cash and cash equivalents                     57,232           (24,312)
                                                                      ---------         ---------
Cash and cash equivalents at end of period                            $ 153,198            66,454
                                                                      =========         =========


Cash paid during the period for:
       Interest on deposits and borrowings (including interest
           credited to deposit accounts of $28,303 and $24,367
             respectively)                                            $  41,132            36,789
                                                                      =========         =========
       Income taxes                                                   $     400             1,623
                                                                      =========         =========


Business acquisitions:
       Fair value of assets acquired                                       $  -                 -
       Cash received (paid)                                                   -                 -
                                                                      ---------         ---------
           Liabilities assumed                                             $  -                 -
                                                                      =========         =========


Non-cash activities:
       Loans transferred to real estate owned                         $     467               540
                                                                      ---------         =========
       Sale of real estate owned financed by the Company              $     334               122
                                                                      =========         =========





See accompanying notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      (a) BASIS OF PRESENTATION

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

         (b) RESTATEMENT OF FINANCIAL STATEMENTS

As a result of the Company's further consideration of its adoption of Financial Accounting Standards Board ("FASB") Statement No. 142 (see Note 3) in light of an action alert issued by the FASB in which it "affirmed that paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, applies to all acquisitions of financial institutions (or branches thereof) whether 'troubled' or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired;" the Company determined that it should have continued to amortize the intangibles which resulted from all acquisitions which meet the requirements of FASB Statement No. 72 when it adopted FASB Statement No. 142 on July 1, 2001. Accordingly, the Company has restated its consolidated financial statements as of and for the three months ended September 30, 2001. The effects of this restatement on previously reported consolidated financial statements as of and for the three months ended September 30, 2001 include:


(Dollars in thousands, except per share amounts)                             "Restated"     "As Reported"
                                                                           -------------    -------------


Amortization of intangibles                                                 $    1,706                0
Income before income taxes and cumulative effect of
accounting change                                                               10,204           11,910
Federal and state income taxes                                                   3,026            3,708
Income before cumulative effect of accounting change                             7,178            8,202
Net income                                                                       9,415           10,439
Basic and diluted earnings per share before cumulative
effect of accounting change                                                       0.15             0.17
Basic and diluted earnings per share                                              0.20             0.22
Other intangible assets                                                         53,264                0
Goodwill                                                                        11,268           65,539
Other assets                                                                    10,296           10,313
Total assets                                                                 3,971,401        3,972,425
Retained earnings                                                           $  205,256          206,280

Conforming changes as a result of the above have been made in Notes 3 and 4 and in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations

(2)      PRINCIPLES OF CONSOLIDATION

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


(3)      ACCOUNTING DEVELOPMENTS

In June 2001, the FASB released SFAS 141 "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." This statement effectively eliminates the use of the pooling method of accounting for business combinations and states that all business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Because the Company has always used purchase accounting for its business combinations, it is not expected that this statement will have a material change on its operations.

Also in June 2001, and concurrently with SFAS 141, the FASB released SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." This statement does not change, however, the accounting prescribed in FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" (paragraphs 4-7). The FASB affirmed in an Action Alert "that paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, applies to all acquisitions of financial institutions (or branches thereof) whether 'troubled' or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired." The Company notes that the FASB has decided to undertake a limited- scope project to reconsider part of the guidance, specifically paragraphs 5 and 6, of Statement No. 72. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement, among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company adopted this statement on July 1, 2001 the beginning of its fiscal year, and immediately upon adoption stopped amortizing existing goodwill of $11.3 million.

In addition, as a result of these pronouncements, remaining negative goodwill of $2.2 million was recorded in income as a cumulative effect of a change in accounting principle. The following table shows the effect on net income and earnings per share as a result of adopting SFAS No. 141 and 142:

                                                          For the three months ended September 30,
                                                                2001                    2000
                                                             ---------                ---------
Reported net income                                          $   9,415                $   6,790
Deduct: Cumulative effect of accounting change               $   2,237                     --
Add back: Goodwill amortization                                   --                  $     251
                                                             ---------                ---------
Adjusted net income                                          $   7,178                $   7,041

Basic earnings per share
Reported net income                                          $    0.20                $    0.14
Deduct: Cumulative effect of accounting change               $    0.05                     --
Add back: Goodwill amortization                                   --                  $    0.01
                                                             ---------                ---------
Adjusted net income                                          $    0.15                $    0.15

Diluted earnings per share
Reported net income                                          $    0.20                $    0.14
Deduct: Cumulative effect of accounting change               $    0.05                     --
Add back: Goodwill amortization                                   --                  $    0.01
                                                             ---------                ---------
Adjusted net income                                          $    0.15                $    0.15


(4)      BUSINESS SEGMENTS

The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banks segment includes the two savings bank subsidiaries of the Company, Northwest Savings Bank and Jamestown Savings Bank, as well as the subsidiaries of the savings banks that provide similar products and services. The savings banks are community-oriented institutions that offer a full array of traditional deposit and loan products, including mortgage, consumer and commercial loans, as well as trust, investment management and brokerage services typically offered by a full-service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest Savings Bank, that operates forty-four offices in Pennsylvania and one in southwestern New York. This subsidiary compliments the services of the banks by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Northwest Savings Bank. The following tables provide financial information for these segments. The All Other column represents the parent company, other nonbank subsidiaries and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.


At or for the three months ended                  Community            Consumer
September 30, 2001 ($ in 000's)                     Banks              Finance           All Other *      Consolidated
-------------------------------                     -----              -------           -----------      ------------
External interest income                        $   64,660                4,943                54            69,657
Intersegment interest income                         2,087                 --              (2,087)             --
Interest expense                                    41,073                2,218            (2,089)           41,202
Provision for loan losses                              660                  758              --               1,418
Noninterest income                                   4,276                  387              --               4,663
Noninterest expense                                 19,645                1,704               147            21,496
Income tax expense (benefit)                         2,807                  270               (51)            3,026
Cumulative effect of accounting
change                                               2,237                 --                --               2,237
Net income                                           9,075                  380               (40)            9,415
Total assets                                    $3,829,105              137,100             5,196         3,971,401




At or for the three months ended                  Community            Consumer
September 30, 2000 ($ in 000's)                     Banks              Finance           All Other *      Consolidated
-------------------------------                     -----              -------           -----------      ------------
External interest income                        $   59,211                4,999                56            64,266
Intersegment interest income                         2,827                 --              (2,827)             --
Interest expense                                    36,328                2,935            (2,828)           36,435
Provision for loan losses                              645                  650              --               1,295
Noninterest income                                   2,773                  425              --               3,198
Noninterest expense                                 17,672                1,530               213            19,415
Income tax expense (benefit)                         3,433                  142               (46)            3,529
Net income                                           6,733                  167              (110)            6,790
Total assets                                    $3,332,383              137,035             6,634         3,476,052

* Eliminations consist of intercompany interest income and interest expense

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this document may contain certain forward-looking statements, as defined in the Securities and Exchange Act of 1934, as amended, and the regulations thereunder. These forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, economic, regulatory and other factors as discussed herein. Readers are cautioned not to place undue reliance on these forward- looking statements, as they reflect management's analysis only as of the date of this report. The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2001 TO SEPTEMBER 30,
2001

ASSETS

At September 30, 2001 the Company had total assets of $3.971 billion, an increase of approximately $118.6 million, or 3.1%, from $3.853 billion at June 30, 2001. This increase was funded primarily by a $129.4 million increase in deposits and net income of $9.4 million.

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

CAPITAL RESOURCES AND LIQUIDITY

Total capital at September 30, 2001 was $286.6 million, an increase of $10.9 million, or 4.0%, from $275.7 million at June 30, 2001. This increase was primarily attributable to net income for the quarter of $9.4 million which was partially offset by the declaration of common stock dividends of $725,000. Also affecting capital was a $2.2 million improvement in the net market value of securities available-for-sale as the market value of fixed-rate securities increased as a result of recent declines in short-term interest rates.

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

                                                     September 30, 2001

                                                                            Minimum Capital         Well Capitalized
                                                           Actual             Requirements             Requirements
                                                     -----------------   ---------------------    --------------------

                                                     Amount      Ratio     Amount        Ratio     Amount       Ratio
                                                   --------      -----    --------       -----    --------      -----
Total Capital (to risk weighted assets):
Northwest Savings Bank                             $226,076      10.98%   $164,776       8.00%    $205,970      10.00%
Jamestown Savings Bank                             $  9,382      10.20%   $  7,358       8.00%    $  9,198      10.00%

Tier 1 Capital (to risk weighted assets):
Northwest Savings Bank                             $204,654       9.94%   $ 82,388       4.00%    $123,582       6.00%
Jamestown Savings Bank                             $  8,689       9.45%   $  3,679       4.00%    $  5,519       6.00%

Tier 1 Capital (leverage) (to average assets):
Northwest Savings Bank                             $204,654       5.49%   $111,805       3.00%*   $186,342       5.00%
Jamestown Savings Bank                             $  8,689       5.69%   $  4,581       3.00%*   $  7,635       5.00%



                                                     June 30, 2001


                                                                            Minimum Capital        Well Capitalized
                                                         Actual               Requirements            Requirements
                                                ---------------------   --------------------    ---------------------
                                                  Amount       Ratio      Amount      Ratio       Amount     Ratio
                                                  ------       -----      ------      -----       ------     -----
Total Capital (to risk weighted assets):
Northwest Savings Bank                           $214,670     10.39%     $165,364     8.00%      $206,705     10.00%
Jamestown Savings Bank                           $  8,232     10.72%     $  6,142     8.00%      $  7,678     10.00%

Tier 1 Capital (to risk weighted assets):
Northwest Savings Bank                           $193,570      9.36%     $ 82,682     4.00%      $124,023      6.00%
Jamestown Savings Bank                           $  7,596      9.89%     $  3,071     4.00%      $  4,607      6.00%

Tier 1 Capital (leverage) (to average assets):
Northwest Savings Bank                           $193,570      5.33%     $108,916     3.00%*     $181,526      5.00%
Jamestown Savings Bank                           $  7,596      5.96%     $  3,821     3.00%*     $  6,368      5.00%


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

                                                                       (Dollars in Thousands)


Loans accounted for on a nonaccrual basis:                  September 30, 2001         June 30, 2001
------------------------------------------                  ------------------         -------------
One-to-four family residential loans                              $ 8,420                 $ 6,874
Multifamily and commercial real estate loans                        2,791                   2,296
Consumer loans                                                      3,471                   3,129
Commercial business loans                                           2,399                   5,336
      Total                                                       $17,081                 $17,635
Total nonperforming loans as a percentage of net
loans receivable                                                      .59%                    .62%
Total real estate acquired through foreclosure
and other real estate owned                                       $ 3,550                 $ 3,697
      Total nonperforming assets                                  $20,631                 $21,332
Total nonperforming assets as a percentage of
total assets                                                          .52%                    .55%



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL

Net income for the three months ended September 30, 2001 was $9.4 million, or $.20 per share, and was significantly enhanced by the adoption of Statement of Financial Accounting Standards No. 141 "Business Combinations." This pronouncement required that the Company's remaining negative goodwill of approximately $2.2 million be taken into income as a one-time cumulative change in accounting principle. Excluding the effects of this one-time item, net income for the current quarter would have been $7.2 million, or $.15 per share, an increase of $388,000, or 5.7%, from $6.8 million, or $.14 per share, for the same quarter last year.This increase in net income resulted from a $624,000 increase in net interest income and a $1.5 million increase in noninterest income which was partially offset by a $2.1 million increase in noninterest expense.


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

NONINTEREST EXPENSE

Noninterest expense increased by $2.1 million, or 10.8%, to $21.5 million for the three months ended September 30, 2001 from $19.4 million for the three months ended September 30, 2000. Each major expense category on the operating statement increased primarily as a result of normal increases associated with the growth of the Company, its network of community banking and consumer finance offices and the expansion of its lines of business like investment management, trust and brokerage services.


INCOME TAXES

The provision for income taxes for the three months ended September 30, 2001 decreased by $503,000, or 14.3%, to $3.0 million compared to $3.5 million for the same period last year. This decrease was in part due to a decrease in net income before tax of $115,000, or 1.1%, to $10.2 million for the quarter ended September 30, 2001 from $10.3 million for the quarter ended September 30, 2000. Also contributing to this decrease in income taxes was a decrease in the effective tax rate to 29.7% for the current fiscal quarter from 34.2% the prior year due to an increase in the Company's portfolio of tax-exempt assets.

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

                                                                                         Three Months Ended September 30,

                                                                         2001                                    2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                         AVERAGE.      INTEREST      AVG          AVERAGE      INTEREST      AVG.
                                                         BALANCE                    YIELD/        BALANCE                   YIELD
                                                                                     COST                                   /COST
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
-------
Interest earning assets:
  Loans receivable (a) (b)                              $2,871,596    $   57,273    7.98%        $2,593,270    $ 53,009     8.18%
  Mortgage-backed securities (c)                        $  506,901    $    7,317    5.77%        $  425,643    $  7,260     6.82%
  Investment securities (c) (d) (e)                     $  228,104    $    4,703    8.25%        $  213,773    $  4,054     7.59%
  FHLB stock                                            $   22,499    $      383    6.81%        $   21,269    $    387     7.28%
  Other interest earning deposits                       $   53,485    $      710    5.31%        $   13,107    $    112     3.42%
                                                        ----------    ----------    ----         ----------    --------     ----
Total interest earning assets                           $3,682,585    $   70,386    7.65%        $3,267,062    $ 64,822     7.94%
Noninterest earning assets (f)                          $  207,652                               $  141,018
                                                        ----------                               ----------
TOTAL ASSETS                                            $3,890,237                               $3,408,080
                                                        ==========                               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

Interest bearing liabilities:
  Savings accounts                                      $  460,269    $    3,686    3.20%        $  424,426    $  3,418     3.22%
  Now accounts                                          $  382,760    $    1,178    1.23%        $  334,862    $  1,056     1.26%
  Money market demand accounts                          $  224,305    $    2,134    3.81%        $  178,700    $  1,630     3.65%
  Certificate accounts                                  $2,080,908    $   30,541    5.87%        $1,813,701    $ 26,326     5.81%
  Borrowed funds (g)                                    $  272,842    $    3,663    5.37%        $  258,960    $  4,005     6.19%
                                                        ----------    ----------    ----         ----------    --------     ----
Total interest bearing liabilities                      $3,421,084    $   41,202    4.82%        $3,010,649    $ 36,435     4.84%
Noninterest bearing liabilities                         $  189,310                               $  146,349
                                                        ----------                               ----------
Total liabilities                                       $3,610,394                               $3,156,998
Shareholders' equity                                    $  279,843                               $  251,082
                                                        ----------                               ----------
TOTAL LIABILITIES AND  EQUITY                           $3,890,237                               $3,408,080
                                                        ==========                               ==========

Net interest income/Interest rate spread                              $   29,184    2.83%                      $ 28,387     3.10%
Net interest earning assets/Net interest margin           $261,501                  3.17%        $  256,413                 3.48%
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

                                  Three months ended September 30, 2001 and 2000



                                                                                 RATE/             NET
                                              RATE              VOLUME           VOLUME           CHANGE
                                              ----              ------           ------           ------
Interest earning assets:
  Loans receivable                           ($1,287)           $5,689           ($138)           $ 4,264
  Mortgage-backed securities                 ($1,116)           $1,386           ($213)           $    57
  Investment securities                      $   354            $  272           $  23            $   649
  FHLB stock                                    ($25)           $   22             ($1)               ($4)
  Other interest earning deposits            $    62            $  345           $ 191            $   598
                                             -------            ------           -----            -------
Total interest earning assets                ($2,012)           $7,714           ($138)           $ 5,564

Interest bearing liabilities:
  Savings accounts                              ($19)           $  289             ($2)           $   268
  Now accounts                                  ($25)           $  151             ($4)           $   122
  Money market demand accounts               $    70            $  416           $  18            $   504
  Certificate accounts                       $   293            $3,879           $  43            $ 4,215
  Borrowed funds                               ($528)           $  214            ($28)             ($342)
                                             -------            ------           -----            -------
Total interest bearing liabilities             ($209)           $4,949           $  27            $ 4,767

Net change in net interest income            ($1,803)           $2,765           ($165)           $   797
                                             =======            ======           =====            =======


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

                                                                              Increase                    Decrease
                                                                       --------------------         --------------------
                                                                          1.0%        2.0%           1.0%          2.0%
                                                                       ---------    -------         ------        ------
Parallel shift in interest rates over the next 12 months
Projected percentage increase/(decrease) in net income                    31.4%         16.0%         58.8%        44.1%
Projected increase/(decrease) in return on average equity                  4.0%          2.2%          7.2%         5.5%
Projected increase/(decrease) in earnings per share                     $  .24        $  .12        $  .44       $  .33
Projected percentage increase/(decrease) in market value of equity       (18.5%)       (43.4%)         4.0%        15.5%


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit No. 11 Statement re: computation of per share earnings

                                                                Three Months Ended          Three Months
                                                                September 30, 2001              Ended
                                                                    (restated)            September 30,2000
                                                                 ----------------        ------------------

Reported net income applicable to common stock                   $    9,415,335             $    6,790,015

Deduct: Cumulative effect of accounting change                   $    2,236,918                       --
                                                                 --------------             --------------

Adjusted net income applicable to common stock                   $    7,178,417             $    6,790,015


Weighted-average common shares outstanding                           47,432,161                 47,369,039

Common stock equivalents due to effect of stock options                 473,150                    263,888
                                                                 --------------             --------------

Total weighted-average common shares and equivalents                 47,905,311                 47,632,927

BASIC EARNINGS PER SHARE:

Reported net income                                              $         0.20             $         0.14

Deduct: Cumulative effect of accounting change                   $         0.05             $         --
                                                                 --------------             --------------

Adjusted net income                                              $         0.15             $         0.14
                                                                 ==============             ==============

DILUTED EARNINGS PER SHARE:

Reported net income                                              $         0.20             $         0.14

Deduct: Cumulative effect of accounting change                   $         0.05             $         --
                                                                 --------------             --------------

Adjusted net income                                              $         0.15             $         0.14
                                                                 ==============             ==============


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

                             NORTHWEST BANCORP, INC.



Date: February 13, 2002          By: /s/ William J. Wagner
     ---------------------           -------------------------------------------
                                         William J. Wagner
                                         President and Chief Executive Officer


Date: February 13, 2002          By: /s/ William W. Harvey, Jr.
     ---------------------           -------------------------------------------
                                         William W. Harvey, Jr.
                                         Vice President of Finance and
                                         Chief Accounting Officer