Form 10-Q
period 2001-12-31
NORTHWEST BANCORP INC
filed 2002-02-14
CIK 1042064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from                               to

                         Commission File Number 0-23817

                             Northwest Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                23-2900888
(State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                  Identification No.)

Liberty Street at Second Avenue, Warren, Pennsylvania             16365
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
         Common Stock (.10 par value) 47,490,432 shares outstanding as of January 31, 2002.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                                      INDEX


PART I            FINANCIAL INFORMATION                                                  PAGE

Item 1.           Financial Statements
                  Consolidated Statements of Financial Condition as of
                  December 31, 2001 and June 30, 2001 (Unaudited)                          1

                  Consolidated Statements of Income for the three and six
                  months ended December 31, 2001 and 2000 (Unaudited)                      2

                  Consolidated Statements of Changes in Shareholders' Equity for
                  the six months ended December 31, 2001 and 2000 (Unaudited)              3

                  Consolidated Statements of Cash Flows for the three and six
                  months ended December 31, 2001 and 2000 (Unaudited)                      4

                  Notes to Unaudited Consolidated Financial Statements                     6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     12

Item 3.           Quantitative and Qualitative Disclosures about Market Risk              27

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                       28

Item 2.           Changes in Securities                                                   28

Item 3.           Defaults Upon Senior Securities                                         28

Item 4.           Submission of Matters to a Vote of Security Holders                     28

Item 5.           Other Information                                                       29

Item 6.           Exhibits and Reports on Form 8-K                                        30

                  Signature                                                               32

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                   DECEMBER 31,          JUNE 30,
                   ASSETS                                              2001                2001
----------------------------------------------------             -----------------    -----------------

CASH AND CASH EQUIVALENTS                                           $    47,986            50,958
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
    INSTITUTIONS                                                        127,245            45,008
MARKETABLE SECURITIES AVAILABLE-FOR-SALE (AMORTIZED
    COST OF $423,297 AND $386,689)                                      429,569           391,579
MARKETABLE SECURITIES HELD-TO-MATURITY (MARKET
    VALUE OF $377,155 AND $333,372)                                     383,430           339,331
                                                                    -----------         ---------
         TOTAL CASH, INTEREST-EARNING DEPOSITS AND
         MARKETABLE SECURITIES                                          988,230           826,876

MORTGAGE LOANS - 1 TO 4 FAMILY                                        2,007,035         1,962,695
REAL ESTATE LOANS - OTHER                                               278,605           249,049
CONSUMER LOANS                                                          594,904           575,343
COMMERCIAL LOANS                                                         87,887            89,784
                                                                    -----------         ---------
    TOTAL LOANS RECEIVABLE                                            2,968,431         2,876,871
ALLOWANCE FOR LOAN LOSSES                                               (21,299)          (20,290)
                                                                    -----------         ---------
    LOANS RECEIVABLE, NET                                             2,947,132         2,856,581

FEDERAL HOME LOAN BANK STOCK, AT COST                                    22,499            22,499
ACCRUED INTEREST RECEIVABLE                                              18,587            18,795
REAL ESTATE OWNED, NET                                                    3,636             3,697
PREMISES AND EQUIPMENT, NET                                              52,332            46,767
OTHER INTANGIBLE ASSETS                                                  59,312            55,012
GOODWILL                                                                 11,268             9,031
OTHER ASSETS                                                             18,297            13,573
                                                                    -----------         ---------
    TOTAL ASSETS                                                    $ 4,121,293         3,852,831
                                                                    ===========         =========


                LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------
LIABILITIES:
    NONINTEREST-BEARING DEMAND DEPOSITS                             $   163,049           144,246
    INTEREST-BEARING DEMAND DEPOSITS                                    406,780           378,334
    SAVINGS DEPOSITS                                                    851,510           663,251
    TIME DEPOSITS                                                     2,023,576         2,079,109
                                                                    -----------         ---------
        TOTAL DEPOSITS                                                3,444,915         3,264,940

    BORROWED FUNDS                                                      254,141           276,212
    ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                        17,684            21,832
    ACCRUED INTEREST PAYABLE                                              3,395             3,720
    OTHER LIABILITIES                                                     9,637            10,414
    GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S
    JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES                   99,000                 0
                                                                    -----------         ---------
        TOTAL LIABILITIES                                             3,828,772         3,577,118

SHAREHOLDERS' EQUITY:
    COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
        AUTHORIZED, 47,488,832 AND 47,426,755 ISSUED
        AND OUTSTANDING, RESPECTIVELY                                     4,749             4,743
    PAID-IN CAPITAL                                                      71,460            71,283
    RETAINED EARNINGS                                                   212,292           196,566
    ACCUMULATED OTHER COMPREHENSIVE INCOME:
        NET UNREALIZED GAIN/(LOSS) ON SECURITIES AVAILABLE-
        FOR-SALE, NET OF INCOME TAXES                                     4,077             3,178
    UNEARNED RECOGNITION AND RETENTION PLAN SHARES                          (57)              (57)
                                                                    -----------         ---------
                                                                       292,521            275,713
                                                                    -----------         ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 4,121,293         3,852,831
                                                                    ===========         =========


See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   DECEMBER 31,              DECEMBER 31,
                                                                2001         2000           2001        2000
                                                             -----------   -----------   ----------   ----------
INTEREST INCOME:
    LOANS RECEIVABLE                                        $ 56,702        55,754        113,975       108,763
    MORTGAGE-BACKED SECURITIES                                 6,478         7,375         13,795        14,635
    TAXABLE INVESTMENT SECURITIES                              3,137         2,926          6,078         5,731
    TAX-FREE INVESTMENT SECURITIES                             1,455         1,255          2,871         2,335
    INTEREST-EARNING DEPOSITS                                    885           189          1,595           301
                                                            --------      --------       --------      --------
            TOTAL INTEREST INCOME                             68,657        67,499        138,314       131,765

INTEREST EXPENSE:
    DEPOSITS                                                  34,249        35,043         71,788        67,473
    BORROWED FUNDS                                             3,982         4,719          7,645         8,724
                                                            --------      --------       --------      --------
            TOTAL INTEREST EXPENSE                            38,231        39,762         79,433        76,197

            NET INTEREST INCOME                               30,426        27,737         58,881        55,568
PROVISION FOR LOAN LOSSES                                      1,473         1,135          2,891         2,430
                                                            --------      --------       --------      --------
            NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                   28,953        26,602         55,990        53,138

NONINTEREST INCOME:
    LOAN FEES AND SERVICE CHARGES                                557           450          1,040           708
    SERVICE CHARGES ON DEPOSIT ACCOUNTS                        2,515         2,030          4,918         4,013
    GAIN ON SALE OF MARKETABLE SECURITIES, NET                     0             0             30             0
    GAIN ON SALE OF LOANS, NET                                   362           252            465           309
    GAIN (LOSS) ON SALE OF REAL ESTATE OWNED, NET                126           (40)           454           (28)
    INSURANCE COMMISSION INCOME                                  342           479            806         1,045
    TRUST INCOME                                                 468            82            925           159
    OTHER OPERATING INCOME                                       387           207            782           452
                                                            --------      --------       --------      --------
            TOTAL NONINTEREST INCOME                           4,757         3,460          9,420         6,658

NONINTEREST EXPENSE:
    COMPENSATION AND EMPLOYEE BENEFITS                        12,016        10,615         23,346        21,347
    PREMISES AND OCCUPANCY COSTS                               2,890         2,512          5,678         4,943
    OFFICE OPERATIONS                                          1,798         1,553          3,441         2,757
    PROCESSING EXPENSES                                        1,697         1,668          3,385         3,165
    FEDERAL DEPOSIT INSURANCE PREMIUMS                           152           149            301           295
    BANK SERVICE CHARGES                                         446           466            893           964
    ADVERTISING                                                  520           439            955           819
    LEGAL, AUDIT AND PROFESSIONAL SERVICES                       468           236            850           453
    REAL ESTATE OWNED EXPENSE                                    112           121            293           234
    AMORTIZATION OF GOODWILL AND INTANGIBLES                   1,753         1,826          3,459         3,398
    OTHER EXPENSES                                               855           855          1,602         1,480
                                                            --------      --------       --------      --------
            TOTAL NONINTEREST EXPENSE                         22,707        20,440         44,203        39,855

            INCOME BEFORE INCOME TAXES AND
                CUMULATIVE EFFECT OF ACCOUNTING CHANGE        11,003         9,622         21,207        19,941
            FEDERAL AND STATE INCOME TAXES                     3,242         3,179          6,268         6,708
                                                            --------      --------       --------      --------
            INCOME BEFORE CUMULATIVE EFFECT OF
                ACCOUNTING CHANGE                              7,761         6,443         14,939        13,233
            CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 0             0          2,237             0
                                                            --------      --------       --------      --------
                    NET INCOME                              $  7,761         6,443         17,176        13,233
                                                            ========      ========       ========      ========

BASIC AND DILUTED PER SHARE AMOUNTS:
    INCOME BEFORE CUMULATIVE EFFECT OF                      $    0.16     $    0.14      $    0.31     $    0.28
        ACCOUNTING CHANGE
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  $    0.00     $    0.00      $    0.05     $    0.00
                                                             --------      --------       --------      --------
    NET INCOME                                              $    0.16     $    0.14      $    0.36     $    0.28

 See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                             Accum.       Unearned
                                                                                             Other       Recognition
                                                                                            Compre-          and         Total
                                                  Common Stock        Paid-in  Retained     hensive       Retention   Shareholders'
                                             ----------------------
                                           Shares          Amount     Capital  Earnings   Income (Loss)  Plan Shares     Equity
                                         ----------       -------    --------  --------   ------------   -----------   ----------
Beginning balance
at June 30, 2000                         47,360,769        $ 4,736     70,949   177,371    (5,104)          (64)       247,888

Comprehensive income:
  Net income                                  --               --         --     13,233      --              --         13,233
  Change in unrealized
  loss on securities,
  net of tax and
  reclassification adjustment                 --               --         --        --      5,452            --          5,452
                                         ----------        -------     ------   -------    ------           ---        -------
Total comprehensive income                    --               --         --     13,233     5,452            --         18,685

Exercise of stock options                    30,305              3        149       --       --              --            152

RRP shares released                           --               --         --        --       --               7              7

Dividends declared                            --               --         --     (3,790)     --              --        (3,790)
                                         ----------        -------     ------   -------    ------           ---        -------

Ending balance at
December 31, 2000                        47,391,074        $ 4,739     71,098   186,814       348           (57)      262,942
                                         ==========        =======     ======   =======    ======           ===        =======

                                                                                        Accum.      Unearned
                                                                                        Other      Recognition
                                                                                        Compre-       and          Total
                                        Common Stock          Paid-in      Retained     hensive    Retention     Shareholders'
                                    ----------------------
                                     Shares        Amount     Capital      Earnings      Income    Plan Shares     Equity
                                    --------      -------     -------      --------     --------   -----------   -------------
Beginning balance
at June 30, 2001                   47,426,755      $4,743      71,283       196,566       3,178      (57)         275,713

Comprehensive income:
  Net income                               --          --          --        17,176          --       --           17,176
  Change in unrealized
  gain on securities,
  net of tax and
  reclassification adjustment              --          --          --            --         899       --              899
                                   ----------      ------      ------       -------       -----      ---          -------
Total comprehensive income                 --          --          --        17,176         899       --           18,075

Exercise of stock options              62,077           6         177            --          --       --              183

RRP shares released                        --          --          --            --          --       --                0

Dividends declared                         --          --          --        (1,450)         --       --           (1,450)
                                   ----------      ------      ------       -------       -----      ---          -------

Ending balance at
December 31, 2001                  47,488,832      $4,749      71,460       212,292       4,077      (57)         292,521
                                   ==========      ======      ======       =======       =====      ===          =======


         See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


                                                                    Three Months    Three Months     Six Months       Six Months
                                                                        Ended           Ended           Ended           Ended
                                                                       12/31/01        12/31/00        12/31/01         12/31/00
                                                                    ------------    ------------   --------------   -------------
OPERATING ACTIVITIES:
  Net Income                                                         $   7,761          6,443         17,176         13,233
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                                        1,473          1,135          2,891          2,430
        Net loss (gain) on sale of assets                                 (488)          (212)          (949)          (281)
        Amortization of goodwill and intangibles                         1,753          1,826          3,459          3,398
        Net depreciation, amortization and accretion                     1,952          1,254          3,215          2,651
        Decrease (increase) in other assets                             (5,824)        (3,929)        (3,930)        (4,397)
        Increase (decrease) in other liabilities                        (1,425)          (393)        (1,313)          (251)
        Net accretion of discount on marketable securities              (1,157)          (422)        (2,166)          (786)
        Noncash compensation expense related
          to stock benefit plans                                            --             --             --             --
        Noncash cumulative change in accounting principle                   --             --         (2,237)            --
             Other                                                          --             --             --             --
                                                                     ---------       --------       --------       --------
           Net cash provided by operating activities                     4,045          5,702         16,146         15,997

INVESTING ACTIVITIES:
        Purchase of marketable securities held-to-maturity             (60,305)       (18,875)       (78,403)       (40,263)
        Purchase of marketable securities available-for-sale           (54,480)       (23,649)       (97,716)       (25,241)
        Proceeds from maturities and principal reductions
           of marketable securities held-to-maturity                    13,776          6,500         35,485          7,263
        Proceeds from maturities and principal reductions
           of marketable securities available-for-sale                  31,152          4,495         47,777         15,942
        Proceeds from sales of marketable securities,
           available-for-sale                                           13,815             --         14,345             --
        Loan originations                                             (279,579)      (170,225)      (491,410)      (346,301)
        Proceeds from loan maturities and principal reductions         185,217         98,978        330,468        187,489
        Proceeds from loan sales                                        57,830         12,946         87,624         17,372
        Purchase of Federal Home Loan Bank Stock                            --             --             --             --
        Proceeds from sale of real estate owned                            554            278          1,496            936
        Net (purchase) sale of real estate owned for investment             90            157            (81)            (9)
        Purchase of premises and equipment                              (4,164)        (2,133)        (7,387)        (3,708)
        Acquisitions, net of cash received                              54,392         63,777         54,392         63,777
                                                                     ---------       --------       --------       --------
           Net cash used by investing activities                     $ (41,702)       (27,751)      (103,410)      (122,743)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                               Three Months    Three Months    Six Months     Six Months
                                                                 Ended           Ended           Ended         Ended
                                                                12/31/01        12/31/00        12/31/01      12/31/00
                                                              ------------    ------------   --------------  -----------
FINANCING ACTIVITIES:
        Increase (decrease) in deposits, net                  $ (34,337)        42,139         95,015         40,693
        Proceeds from long-term borrowings                           --          2,872            541         11,962
        Repayments of long-term borrowings                       (8,630)       (16,824)       (17,237)       (24,541)
        Net increase (decrease) in short-term borrowings         (3,644)        13,294         (5,375)        86,894
        Increase (decrease) in advances by borrowers for
        taxes and insurance                                       7,881          7,500         (4,148)        (3,819)
        Proceeds from issuance of
        guaranteed preferred beneficial
        interests in the Company's
        junior subordinated debentures                           99,000             --         99,000             --
        Cash dividends paid                                        (725)        (1,895)        (1,450)        (3,790)
        Proceeds from stock options exercised                       145             80            183            152
                                                              ---------       --------       --------       --------
        Net cash provided by financing activities                59,690         47,166        166,529        107,551

Net increase (decrease) in cash and cash equivalents          $  22,033         25,117         79,265            805
                                                              =========       ========       ========       ========

Cash and cash equivalents at beginning of period              $ 153,198         66,454         95,966         90,766
Net increase (decrease) in cash and cash equivalents             22,033         25,117         79,265            805
                                                              ---------       --------       --------       --------
Cash and cash equivalents at end of period                    $ 175,231         91,571        175,231         91,571
                                                              =========       ========       ========       ========


Cash paid during the period for:
       Interest on deposits and borrowings
       (including interest credited to deposit
        accounts of $29,230, $27,008,
        $57,533 and $51,375, respectively)                    $  38,626         39,342         79,758         76,131
                                                              =========       ========       ========       ========
       Income taxes                                           $   6,835          7,470          7,235          9,093
                                                              =========       ========       ========       ========


Business acquisitions:
       Fair value of assets acquired                          $  30,779         74,774         30,779         74,774
       Cash received (paid)                                      54,392         63,777         54,392         63,777
                                                              ---------       --------       --------       --------
        Liabilities assumed                                   $  85,171        138,551         85,171        138,551
                                                              =========       ========       ========       ========


Non-cash activities:
       Loans transferred to real estate owned                 $     514            831            981          1,371
                                                              ---------       ========       ========       ========
       Sale of real estate owned financed by the Company      $     177             53            511            175
                                                              =========       ========       ========       ========

See accompanying notes to unaudited consolidated financial statements

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include information for footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in Northwest Bancorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as amended by the adoption of Statements of Financial Accounting Standards ("SFAS") No. 141 and 142. Certain items previously reported have been reclassified to conform with the current period's reporting format. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.


(2)   PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Northwest Bancorp, Inc. (the "Company") and its wholly owned subsidiaries, Northwest Savings Bank ("Northwest"), Jamestown Savings Bank ("Jamestown"), Northwest Capital Trust I, Northwest Bancorp Statutory Trust I, Northwest Consumer Discount Company, Northwest Finance Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Rid Fed, Inc., Allegheny Services, Inc. and Great Northwest Corporation. All significant intercompany items have been eliminated.


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

Also in June 2001, and concurrently with SFAS 141, the FASB released SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement, among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company adopted this statement on July 1, 2001 the beginning of its fiscal year, and immediately upon adoption stopped amortizing existing goodwill of $11.3 million. In addition, the Company performed its initial impairment analysis of goodwill and other intangible assets noting that the estimated fair value of each reporting unit exceeded its carrying amount.

SFAS 142 does not change, however, the accounting prescribed in FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" (paragraphs 4-7). The FASB affirmed in an Action Alert "that paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, applies to all acquisitions of financial institutions (or branches thereof) whether `troubled' or not, in which the fair value of liabilities assumed exceeds the fair value of tangible and intangible assets acquired." As a result, the Company continues to amortize intangible assets of $59.3 million which meet the requirements of FASB Statement No. 72. The Company notes that the FASB has decided to undertake a limited-scope project to reconsider part of the guidance, specifically paragraphs 5 and 6, of Statement No. 72.

In addition, as a result of these pronouncements, remaining negative goodwill of $2.2 million was recorded in income as a cumulative effect of a change in accounting principle. The following table shows the effect on net income and earnings per share as a result of adopting SFAS No. 141 and 142:

                                           For the three months         For the six months
                                            ended  December 31,         ended December 31,
(Dollars in thousands, except              2001           2000          2001           2000
                                           ----           ----          ----           ----
per share amounts)
Reported net income                     $   7,761         6,443         17,176         13,233

Deduct: Cumulative effect of
 accounting change                             --            --          2,237             --
Add back: Goodwill amortization                --           248             --            499
Adjusted net income                     $   7,761         6,691         14,939         13,732


Basic earnings per share
Reported net income                     $    0.16          0.14           0.36           0.28

Deduct: Cumulative effect of
accounting change                              --            --           0.05             --
Add back: Goodwill amortization                --            --             --           0.01
Adjusted net income                     $    0.16          0.14           0.31           0.29


Diluted earnings per share
Reported net income                     $    0.16          0.14           0.36           0.28

Deduct: Cumulative effect of
accounting change                              --            --           0.05          --
Add back: Goodwill amortization                --            --             --           0.01
Adjusted net income                     $    0.16          0.14           0.31           0.29

(4)   BUSINESS SEGMENTS

The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banks segment includes the two savings bank subsidiaries of the Company, Northwest Savings Bank and Jamestown Savings Bank, as well as the subsidiaries of the savings banks that provide similar products and services. The savings banks are community-oriented institutions that offer a full array of traditional deposit and loan products, including mortgage, consumer and commercial loans, as well as trust, investment management and brokerage services typically offered by a full-service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest Savings Bank, that operates forty-five offices in Pennsylvania and two in southwestern New York. This subsidiary compliments the services of the banks by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Northwest Savings Bank. Net income is primarily used by management to measure segment performance. The following tables provide financial information for these segments. The All Other column represents the parent company, other nonbank subsidiaries and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

At or for the three months            Community     Consumer
ended                                   Banks        Finance    All Other*   Consolidated
------------------------------------------------------------------------------------------
December 31, 2001 ($ in 000's)
External interest income            $   63,835        4,772          50          68,657
Intersegment interest income             1,683           --      (1,683)             --
Interest expense                        37,623        1,785      (1,177)         38,231
Provision for loan losses                  770          703          --           1,473
Noninterest income                       4,445          312          --           4,757
Noninterest expense                     20,888        1,744          75          22,707
Income tax expense (benefit)             3,089          356         203           3,242
Net income                               7,593          496         328           7,761
Total assets                        $3,976,734      134,588       9,971       4,121,293

At or for the three months          Community     Consumer     All
ended                                 Banks       Finance      Other*     Consolidated
------------------------------------------------------------------------------------------
December 31, 2000 ($ in 000's)
External interest income          $   62,419        5,025          55          67,499
Intersegment interest income           2,880           --      (2,880)             --
Interest expense                      39,681        2,962      (2,881)         39,762
Provision for loan losses                645          490          --           1,135
Noninterest income                     3,068          392          --           3,460
Noninterest expense                   18,677        1,563         200          20,440
Income tax expense (benefit)           3,043          179         (43)          3,179
Net income                             6,321          223        (101)          6,443
Total assets                      $3,525,554      139,242       7,031       3,671,827

At or for the six months ended      Community     Consumer      All
December 31, 2001 ($ in 000's)        Banks       Finance       Other*       Consolidated
-----------------------------------------------------------------------------------------
External interest income          $  128,495        9,715         104         138,314
Intersegment interest income           3,770           --      (3,770)             --
Interest expense                      78,696        4,003      (3,266)         79,433
Provision for loan losses              1,430        1,461          --           2,891
Noninterest income                     8,721          699          --           9,420
Noninterest expense                   40,533        3,448         222          44,203
Income tax expense (benefit)           5,896          626        (254)          6,268
Cumulative effect of
accounting change                      2,237           --          --           2,237
Net income                            16,668          876        (368)         17,176
Total assets                      $3,976,734      134,588       9,971       4,121,293

At or for the six months ended      Community     Consumer    All
December 31, 2000 ($ in 000's)        Banks       Finance     Other*       Consolidated
--------------------------------------------------------------------------------------
External interest income          $  121,630       10,024         111         131,765
Intersegment interest income           5,707           --      (5,707)             --
Interest expense                      76,009        5,897      (5,709)         76,197
Provision for loan losses              1,290        1,140          --           2,430
Noninterest income                     5,841          817          --           6,658
Noninterest expense                   36,349        3,093         413          39,855
Income tax expense (benefit)           6,476          321         (89)          6,708
Net income                            13,054          390        (211)         13,233
Total assets                      $3,525,554      139,242       7,031       3,671,827


* Eliminations consist of intercompany interest income and interest expense


(5)   BUSINESS COMBINATIONS

On February 7, 2002 the Company announced that it had entered into a definitive agreement to acquire Prestige Bancorp headquartered in Pleasant Hills, Pennsylvania. Prestige Bancorp, with assets of approximately $200 million, is the parent company of Prestige Bank which operates four offices in the South Hills of Pittsburgh. Under terms of the agreement, shareholders will receive $13.75 in cash for each share of Prestige Bancorp, resulting in a cash payment of approximately $14.7 million. The transaction is expected to be completed in third calendar quarter of 2002 and is subject to approval by Prestige Bancorp shareholders and applicable regulatory authorities.

On December 14, 2001 the Company completed its acquisition with Sun Bancorp, Inc. to purchase Sun's two offices located in the Pennsylvania communities of Johnsonburg and Emporium. The cash purchase included approximately $55 million in deposits, $22 million in loans and the related fixed assets.

On November 16, 2001 the Company purchased the Ebensburg, Pennsylvania office of Reliance Bank. The cash purchase included approximately $26 million of deposits and the related fixed assets.

On October 26, 2001 the Company purchased a retail office from Prestige Bank. The office is located within the Shop `n Save supermarket in Washington, Pennsylvania. The cash purchase included approximately $4.5 million in deposits and the related fixed assets.

On August 16, 2001 the Company announced it had entered into a definitive agreement to acquire Leeds Federal Bankshares, Inc. of Arbutus, Maryland. As of December 31, 2001 Leeds had total assets of $395.2 million, deposits of $338.2 million and shareholders equity of $51.4 million. Pending approval by Leeds stockholders and depositors as well as the Office of Thrift Supervision the transaction is expected to be completed in the first half of 2002.


(6)   TRUST PREFERRED SECURITIES

During the current quarter the Company issued $99 million of Trust Preferred Securities in two separate offerings. The first offering involved the issuance of $69 million of 8.75% Cumulative Trust Preferred Securities (liquidation amount $25 per preferred security) of Northwest Capital Trust I, a Delaware business trust and newly formed subsidiary of the Company. This security trades on the Nasdaq Stock Market under the symbol NWSBP. The second offering of $30 million was also issued through a special purpose business trust formed by the Company and was sold in a private transaction to a pooled investment vehicle with a floating rate of interest equal to LIBOR plus 3.60%.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2001 TO DECEMBER 31,
2001

ASSETS

At December 31, 2001 the Company had total assets of $4.121 billion, an increase of $268.5 million, or 7.0%, from $3.853 billion at June 30, 2001. This increase was funded primarily by an increase in deposits of $180.0 million, the issuance of Trust Preferred Securities in the amount of $99 million during the current fiscal quarter as described in Note 6 and net income of $17.2 million.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $988.2 million at December 31, 2001, an increase of $161.3 million, or 19.5%, from $826.9 million at June 30, 2001. This increase resulted from the investment of funds received from the growth in deposits as well as the proceeds received from the Trust Preferred offerings. Net loans receivable increased by $90.6 million, or 3.2%, to $2.947 billion at December 31, 2001 from $2.857 billion at June 30, 2001. This increase in loans resulted primarily from loan growth across the Company's market area as well as the purchase of $21.9 million of loans as part of the acquisition of retail offices by the Company in the current fiscal quarter.

LIABILITIES

Deposits increased by $180.0 million, or 5.5%, to $3.445 billion at December 31, 2001 from $3.265 billion at June 30, 2001. This increase resulted primarily from strong internal deposit growth along with the purchase of four retail offices with deposits of approximately $85.0 million. Borrowed funds decreased by $22.1 million, or 8.0%, to $254.1 million at December 31, 2001 from $276.2 million at June 30, 2001 as the Company replaced retail repurchase agreements with deposits and reduced its borrowings from the Federal Home Loan Bank of Pittsburgh.

CAPITAL RESOURCES AND LIQUIDITY

Total capital at December 31, 2001 was $292.5 million, an increase of $16.8 million, or 6.1%, from $275.7 million at June 30, 2001. This increase was primarily attributable to net income for the six month period of $17.2 million which was partially offset by the declaration of common stock dividends of $1.5 million. Also affecting capital was an $899,000 improvement in the net market value of securities available-for-sale as the market value of fixed-rate securities increased as a result of recent declines in short-term interest rates.

The Company's banking subsidiaries, Northwest and Jamestown, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).

As of December 31, 2001, all regulatory capital requirements were exceeded. The actual, required, and well capitalized levels as of December 31, 2001 and June 30, 2001 are as follows: (dollars in thousands)

                                December 31, 2001

                                                           Minimum Capital       Well Capitalized
                                    Actual                  Requirements            Requirements
-----------------------------------------------------------------------------------------------------
                            Amount            Ratio    Amount           Ratio     Amount       Ratio
-----------------------------------------------------------------------------------------------------
Total Capital
(to risk weighted
assets):

Northwest Savings Bank      $252,197         11.93%   $169,107         8.00%    $211,383         10.00%
Jamestown Savings Bank      $ 11,676         11.80%   $  7,919         8.00%    $  9,899         10.00%

Tier 1 Capital
(to risk weighted
assets):

Northwest Savings Bank      $230,173         10.89%   $ 84,553         4.00%    $126,830          6.00%
Jamestown Savings Bank      $ 10,916         11.03%   $  3,960         4.00%    $  5,939          6.00%

Tier 1 Capital
(leverage)
(to average assets):

Northwest Savings Bank      $230,173          6.02%   $114,775         3.00%*   $191,291          5.00%

Jamestown Savings Bank      $ 10,916          6.02%   $  5,440         3.00%*   $  9,067          5.00%

                                  June 30, 2001

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

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of December 31, 2001, the Company had not been advised of any additional requirements in this regard.


The Company's banking subsidiaries, Northwest and Jamestown, are required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the applicable State Department of Banking during their regular examinations. The Banks' internal liquidity requirements are based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Banks have always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at December 31, 2001 was 25.3% and 45.2% for Northwest and Jamestown, respectively. The Company and its subsidiaries adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual when they are more than 90 days contractually delinquent and may also be placed on nonaccrual status even if not 90 days or more delinquent but other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell or the principal balance of the related loan. Nonperforming assets increased by $334,000, or 1.6%, to $21.7 million at December 31, 2001 from $21.3 million at June 30, 2001. Management believes that the generally low level of nonperforming assets is attributable to stringent credit policies and sustained collection procedures.


                                                 (Dollars in Thousands)
Loans accounted for on a nonaccrual
basis:                                      December 31, 2001     June 30, 2001
-------------------------------------------------------------------------------
One-to-four family residential loans           $ 8,724             $ 6,874
Multifamily and commercial real estate
loans                                            2,960               2,296
Consumer loans                                   4,046               3,129
Commercial business loans                        2,300               5,336
                 Total                         $18,030             $17,635
Total nonperforming loans as a
percentage of  loans receivable                    .61%                .61%
Total real estate acquired through
foreclosure and other real estate owned        $ 3,636             $ 3,697
      Total nonperforming assets               $21,666             $21,332
Total nonperforming assets as a
percentage of total assets                         .53%                .55%

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

GENERAL

Net income for the three months ended December 31, 2001 was $7.8 million, or $.16 per share, an increase of $1.4 million, or 21.9%, from $6.4 million, or $.14 per share, for the same quarter last year. This increase in net income resulted from a $2.7 million increase in net interest income and a $1.3 million increase in noninterest income partially offset by an increase in noninterest expense of $2.3 million.

For the six months ended December 31, 2001 net income was $17.2 million, or $.36 per share, and was significantly enhanced by the adoption of Statement of Financial Accounting Standards No. 141 "Business Combinations." This pronouncement required that the Company's remaining negative goodwill of approximately $2.2 million be taken into income as a one-time cumulative change in accounting principle. Excluding the effects of this one-time item, net income for the current six month period would have been $14.9 million, or $.31 per share, an increase of $1.7 million, or 12.9%, from $13.2 million, or $.28 per share, for the same six month period last year. This increase in net income resulted primarily from a $3.3 million increase in net interest income and a $2.7 million increase in noninterest income partially offset by an increase in noninterest expense of $4.3 million.

NET INTEREST INCOME

For the three months ended December 31, 2001 total interest income increased by $1.3 million, or 1.9%, on a taxable equivalent basis, to $69.4 million compared to $68.1 million for the three months ended December 31, 2000. This increase resulted primarily from a $434.7 million, or 12.9%, increase in average interest earning assets to $3.810 billion for the three months ended December 31, 2001 from $3.375 billion for the three months ended December 31, 2000. Partially offsetting this increase in total interest income was a decrease in the yield on average interest earning assets to 7.29% for the three months ended December 31, 2001 from 8.08% for the same period last year. The substantial growth in average interest earning assets was primarily due to the strong internal growth of the Company's existing franchise as well as the investment of funds received from the acquisition of four retail offices in the current fiscal quarter with deposits of approximately $85.0 million. The decrease in the overall yield on interest earning assets from quarter to quarter resulted primarily from the repricing of variable rate assets during a period of declining interest rates.

Interest income on loans receivable increased by $948,000, or 1.7%, to $56.7 million for the quarter ended December 31, 2001 compared to $55.8 million during the same quarter last year. This increase resulted primarily from a $221.8 million, or 8.3%, increase in average loans outstanding to $2.906 billion for the quarter ended December 31, 2001 from $2.684 billion for the same quarter last year. Average loans outstanding increased because of strong loan demand throughout the Company's market area as well as the aforementioned acquisition of four retail offices during the current quarter with loans of approximately $21.9 million. Partially offsetting this increase in interest income on loans was a decrease in the yield on average loans to 7.80% for the quarter ended December 31, 2001 from 8.31% for the comparable period last year. This decrease in average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans in a declining interest rate environment along with the growth in the Company's loan portfolio over the past year at interest rate levels lower than the existing average portfolio rate.

Interest income on mortgage-backed securities decreased by $897,000, or 12.2%, to $6.5 million for the three months ended December 31, 2001 from $7.4 million for the same period last year. This decrease resulted primarily from a decrease in the average yield to 5.08% for the three months ended December 31, 2001 from 6.88% for the three months ended December 31, 2000. Partially offsetting this decrease in the average rate was an increase in the average balance of mortgage-backed securities of $80.8 million, or 18.8%, to $509.8 million for the quarter ended December 31, 2001 from $429.0 million for the same quarter last year. The average yield on mortgage-backed securities, approximately 89% of which are variable rate, decreased in response to the significant reduction in short-term interest rates by the Federal Reserve Board since the beginning of the calendar year. The average balance increased primarily as a result of investing the funds from the aforementioned deposit growth.

Interest income on investment securities increased by $576,000, or 13.0%, on a taxable equivalent basis, to $5.0 million for the three months ended December 31, 2001 from $4.4 million for the three months ended December 31, 2000. This increase resulted primarily from a $28.9 million, or 12.7%, increase in the average balance of investment securities to $256.2 million for the quarter ended December 31, 2001 from $227.3 million for the same quarter last year combined with an increase in the average taxable equivalent yield to 7.83% for the three months ended December 31, 2001 from 7.81% for the three months ended December 31, 2000. The increase in the average balance of investment securities was primarily due to the investment of funds generated from the aforementioned deposit growth. The increase in the taxable equivalent yield was primarily due to the call of several bonds during the quarter which had been purchased at significant discounts of which approximately $505,000 was recognized as interest income upon being called. Excluding these bond discounts, the average taxable equivalent yield decreased to 7.04% for the current quarter from 7.81% the prior year as a result of purchasing investment securities in a lower yielding rate environment.

Interest income on interest-earning deposits increased by $696,000 to $885,000 for the three months ended December 31, 2001 from $189,000 for the three months ended December 31, 2000. This increase resulted primarily from an increase in the average balance of interest-earning deposits of $102.0 million to $115.6 million for the three months ended December 31, 2001 from $13.6 million for the three months ended December 31, 2000. Partially offsetting this increase in interest income on interest-earning deposits was a decrease in the average yield to 3.06% for the current fiscal quarter from 5.55% for the same quarter last year. The increase in average balance is primarily the result of the Company accumulating overnight investments as the increase in deposits exceeded the Company's growth in loans and investment securities. In addition, the Company issued $99.0 million of Trust Preferred Securities in the second-half of the current quarter and has invested the proceeds in overnight federal funds. The decrease in the average yield is a result of the sharp decline in short-term market interest rates over the last twelve months.

Interest expense decreased by $1.6 million, or 4.0%, to $38.2 million for the three months ended December 31, 2001 from $39.8 million for the three months ended December 31, 2000. This decrease resulted primarily from a decrease in the average cost of interest-bearing liabilities to 4.33% for the quarter ended December 31, 2001 from 5.11% for the quarter ended December 31, 2000. Partially offsetting this decrease in the average cost of funds was an increase in the average balance of interest-bearing liabilities of $416.2 million, or 13.4%, to $3.529 billion for the quarter ended December 31, 2001 from $3.113 billion for the quarter ended December 31, 2000. The decrease in the cost of funds resulted from the Company's deposit accounts and borrowing relationships repricing in response to the significant decreases in short-term interest rates orchestrated by the Federal Reserve Board over the last twelve months. Partially offsetting the decrease in short-term interest rates was the effect of the newly issued Trust Preferred Securities which have a weighted average interest rate of 7.77%. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $437.6 million, or 15.6%, in the average balance of deposits, attributed primarily to the growth of existing offices along with new office openings and acquisitions. In addition, the Company issued $99.0 million of Trust Preferred Securities in two separate offerings during the current quarter which increased average interest-bearing liabilities outstanding by $29.0 million over the same quarter last year. Partially offsetting these increases in average balances, was a decrease in average borrowed funds of $50.4 million, or 16.7%, to $251.6 million for the quarter ended December 31, 2001 from $302.0 million for the quarter ended December 31, 2000 as the Company replaced retail repurchase agreements and FHLB borrowings with deposits.

Net interest income increased by $2.8 million, or 9.9%, on a taxable equivalent basis, to $31.2 million for the three months ended December 31, 2001 compared to $28.4 million for the three months ended December 31, 2000. As previously summarized, this increase in net interest income was attributable to the significant increase in net interest earning assets over the past twelve months which offset the decrease in the Company's net interest margin.

For the six months ended December 31, 2001 total interest income increased by $6.8 million, or 5.1%, on a taxable equivalent basis, to $139.8 million compared to $133.0 million for the six months ended December 31, 2000. This increase resulted primarily from a $419.6 million, or 12.6%, increase in average interest earning assets to $3.737 billion for the six months ended December 31, 2001 from $3.318 billion for the six months ended December 31, 2000. Partially offsetting this increase was a decrease in the yield on average interest earning assets to 7.48% for the six months ended December 31, 2001 from 8.02% for the same period last year. The increase in average interest earning assets was primarily due to the continued strong internal growth of the Company's existing franchise along with the investment of funds received from acquisitions and new office openings. The yield on average interest earning assets decreased as a result of the aforementioned growth occurring during a period of declining market interest rates.

Interest income on loans receivable increased by $5.2 million, or 4.8%, to $114.0 million for the six months ended December 31, 2001 from $108.8 million for the six months ended December 31, 2000. This increase resulted primarily from a $251.5 million, or 9.5%, increase in average loans outstanding to $2.886 billion for the six months ended December 31, 2001 from $2.635 billion for the same period last year. Partially offsetting this increase in interest income on loans was a decrease in the average yield on loans to 7.90% for the six months ended December 31, 2001 from 8.26% for the six months ended December 31, 2000. Interest income on mortgage-backed securities decreased by $840,000, or 5.7%, to $13.8 million for the six months ended December 31, 2001 from $14.6 million for the six months ended December 31, 2000. This decrease resulted primarily from a decrease in the average yield to 5.43% for the six months ended December 31, 2001 from 6.84% for the six months ended December 31, 2000. Partially offsetting this decrease in the average rate was an increase in the average balance of mortgage-backed securities by $80.4 million, or 18.8%, to $508.1 million for the six months ended December 31, 2001 from $427.7 million for the six months ended December 31, 2000. Interest income on investment securities increased by $1.2 million, or 14.1%, on a taxable equivalent basis, to $9.7 million for the six months ended December 31, 2001 from $8.5 million for the six months ended December 31, 2000. This increase resulted primarily from a $19.6 million, or 8.9%, increase in the average balance of investment securities to $240.1 million for the six months ended December 31, 2001 from $220.5 million for the six months ended December 31, 2000 combined with an increase in the average taxable equivalent yield to 8.09% from 7.70%. Interest income on interest-earning deposits increased by $1.3 million to $1.6 million for the six months ended December 31, 2001 from $301,000 for the six months ended December 31, 2000. This increase resulted from an increase in the average balance of interest-earning deposits by $66.7 million to $80.1 million for the six months ended December 31, 2001 from $13.4 million for the six months ended December 31, 2000. Partially offsetting this increase was a decrease in the average yield to 3.98% from 4.49% These changes in average balances and average yields on interest earning assets for the first six months of the Company's fiscal year when compared to the prior year were primarily the result of the same factors discussed in the aforementioned analysis for the three months ended December 31, 2001 and 2000.

For the six months ended December 31, 2001 interest expense increased by $3.2 million, or 4.2%, to $79.4 million compared to $76.2 million for the six months ended December 31, 2000. This increase resulted from an increase in the average balance of interest-bearing liabilities of $410.9 million, or 13.4%, to $3.469 billion for the six months ended December 31, 2001 from $3.058 billion for the six months ended December 31, 2000. Partially offsetting this increase in the average balance of interest-bearing liabilities was a decrease in the average cost of interest-bearing liabilities to 4.58% for the six months ended December 31, 2001 from 4.98% for the same period last year. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $408.0 million, or 14.7%, in the average balance of deposits, attributed primarily to the growth of existing offices along with new office openings and acquisitions. In addition, the Company issued $99.0 million of Trust Preferred Securities in two separate offerings during the second fiscal quarter which increased average interest-bearing liabilities outstanding by $14.5 million over the same period last year. Partially offsetting these increases in average balances, was a decrease in average borrowed funds of $11.6 million, or 4.2%, to $263.7 million for the six months ended December 31, 2001 from $275.3 million for the six months ended December 31, 2000 as the Company replaced retail repurchase agreements and FHLB borrowings with deposits. The decrease in the cost of funds resulted from the Company's deposit accounts and borrowing relationships repricing at much lower rates in response to the significant decreases in short-term interest rates orchestrated by the Federal Reserve Board over the last twelve months. Partially offsetting the decrease in short-term interest rates was the effect of the newly issued Trust Preferred Securities which had a weighted average cost of 7.77%.

For the six months ended December 31, 2001 net interest income increased by $3.6 million, or 6.3%, on a taxable equivalent basis, to $60.4 million from $56.8 million for the six months ended December 31, 2000. This increase in net interest income was a result of the substantial increase in net interest earning assets offsetting the decline in the Company's net interest margin. The Company's net interest margin decreased as interest earning assets repriced more quickly than interest bearing liabilities in response to lower market interest rates.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $338,000, or 29.8%, to $1.5 million for the quarter ended December 31, 2001 from $1.1 million for the quarter ended December 31, 2000. For the six months ended December 31, 2001 the provision for loan losses increased by $461,000, or 19.0%, to $2.9 million from $2.4 million for the same period last year. Provisions for losses on the loan portfolio are charged to earnings in an amount sufficient, in management's judgement, to cover losses based upon the risk in the Company's loan portfolio, current economic conditions and historical trends. Management believes that credit quality remains strong as nonperforming loans at December 31, 2001 were only $18.0 million which is 0.61% of total loans outstanding. In addition, the Company's loan portfolio at December 31, 2001, consisting of 68% one-to-four family mortgages, 20% consumer loans, 9% commercial real estate loans and 3% commercial business loans, remains heavily collateralized by real estate.


NONINTEREST INCOME

Noninterest income increased by $1.3 million, or 37.1%, to $4.8 million for the three months ended December 31, 2001 from $3.5 million for the three months ended December 31, 2000. The Company experienced favorable increases in almost all categories of noninterest income related primarily to the Company's growth. The increase in trust income was primarily due to the addition of the Heritage Trust Company which was acquired in April 2001. In addition, the increase in gains on sale of REO was primarily related to the continued sale of units from a previously foreclosed townhouse development project near Atlanta, Georgia.

For the six months ended December 31, 2001 noninterest income increased by $2.7 million, or 40.3%, to $9.4 million compared to $6.7 million for the six months ended December 31, 2000. As mentioned above, this increase in noninterest income was primarily related to the Company's growth both internally and through acquisitions. Trust income increased by $766,000 for the current six month period compared to the same period last year primarily as a result of the acquisition of Heritage Trust Company in April 2001. The $454,000 gain on sale of REO for the six months ended December 31, 2001 compared to a loss of $28,000 for the same period last year is primarily the result of the continued sale of units from a previously foreclosed townhouse development project near Atlanta, Georgia. Other operating income increased by $330,000, or 73.0%, to $782,000 for the six months ended December 31, 2001 from $452,000 for the six months ended December 31, 2000. In addition to the Company's growth and an increase of approximately $88,000 in brokerage fees other operating income increased as a result of additional third party commissions from the Company's check vendors.

NONINTEREST EXPENSE

Noninterest expense increased by $2.3 million, or 11.3%, to $22.7 million for the three months ended December 31, 2001 from $20.4 million for the three months ended December 31, 2000. Almost all major expense categories increased as a result of the significant growth of the Company's retail network and the expansion of its investment management, trust and brokerage services. The amortization of goodwill and intangibles decreased slightly for the quarter because the Company adopted SFAS 142 "Goodwill and Other Intangible Assets," on July 1, 2001 and as a result stopped the regularly scheduled amortization of goodwill to expense. Adoption of this pronouncement decreased operating expenses for the current quarter by approximately $248,000.

For the six months ended December 31, 2001 noninterest expense increased by $4.3 million, or 10.8%, to $44.2 million compared to $39.9 million for the same period last year. This increase also related primarily to the aforementioned growth of the Company's network of offices and new products and services. The adoption of SFAS 142 eliminated approximately $499,000 of goodwill amortization when comparing the current six month period ended December 31, 2001 with the same period last year.

INCOME TAXES

The provision for income taxes for the three months ended December 31, 2001 increased by $63,000, or 2.0%, compared to the same period last year. This increase was primarily due to an increase in net income before tax of $1.4 million, or 14.6%, and was partially offset by a decrease in the effective tax rate to 29.5% for the current fiscal quarter from 33.0% the prior year. This decrease in the effective tax rate was due to an increase in the Company's portfolio of tax-exempt assets.

For the six months ended December 31, 2001 the provision for income taxes decreased by $440,000, or 6.6%, to $6.3 million compared to $6.7 million for the same period last year. This decrease resulted primarily from a lower effective tax rate due to an increase in tax exempt assets which was partially offset by an increase in income before tax of $1.3 million, or 6.5%.

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

                              Three Months Ended December 31,






                                                                           AVG                                              AVG.
                                       AVERAGE.             2001          YIELD/         AVERAGE              2000          YIELD
ASSETS:                                BALANCE            INTEREST        COST           BALANCE            INTEREST        /COST
-------
Interest earning assets:

  Loans receivable (a) (b)            $2,906,042           $56,702         7.80%        $2,684,217           $55,754         8.31%
  Mortgage-backed
securities (c)                        $  509,799           $ 6,478         5.08%        $  429,005           $ 7,375         6.88%
  Investment securities (c)
(d) (e)                               $  256,170           $ 5,016         7.83%        $  227,289           $ 4,440         7.81%
  FHLB stock                          $   22,499           $   326         5.80%        $   21,269           $   388         7.30%
  Other interest earning
  deposits                            $  115,578           $   885         3.06%        $   13,621           $   189         5.55%
                                      ----------           -------         ----         ----------           -------         ----
Total interest earning
assets                                $3,810,088           $69,407         7.29%        $3,375,401           $68,146         8.08%
Noninterest earning
assets (f)                            $  208,900                                        $  159,263
                                      ----------                                        ----------

TOTAL ASSETS                          $4,018,988                                        $3,534,664
                                      ==========                                        ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY:
Interest bearing
liabilities:

  Savings accounts                    $  499,291           $ 3,558         2.85%        $  413,358           $ 3,298         3.19%
  Now accounts                        $  380,840           $ 1,168         1.23%        $  345,128           $ 1,168         1.35%
  Money market demand
accounts                              $  282,949           $ 2,060         2.91%        $  183,207           $ 1,740         3.80%
  Certificate accounts                $2,085,290           $27,463         5.27%        $1,869,122           $28,837         6.17%
  Borrowed funds (g)                  $  251,605           $ 3,420         5.44%        $  301,952           $ 4,719         6.25%
  Guaranteed preferred
beneficial interests in the
  Company's junior
subordinated debentures               $   28,945           $   562         7.77%        $        0           $     0         0.00%
                                      ----------           -------         ----         ----------           -------         ----
Total interest bearing
liabilities                           $3,528,920           $38,231         4.33%        $3,112,767           $39,762         5.11%
Noninterest bearing
liabilities                           $  200,315                                        $  164,619
                                      ----------                                        ----------
Total liabilities                     $3,729,235                                        $3,277,386
Shareholders' equity                  $  289,753                                        $  257,278
                                      ----------                                        ----------
TOTAL LIABILITIES AND
EQUITY                                $4,018,988                                        $3,534,664
                                      ==========                                        ==========

Net interest
income/Interest rate spread                                $31,176         2.96%                             $28,384         2.97%
Net interest earning
assets/Net interest margin            $  281,168                           3.27%        $  262,634                           3.36%
Ratio of interest earning
assets to
 interest bearing
liabilities                                1.08X                                             1.08X



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

                Three months ended December 31, 2001 and 2000

                                                                 RATE/          NET
                                     RATE         VOLUME         VOLUME        CHANGE
Interest earning assets:
  Loans receivable                  ($3,380)      $ 4,608       ($  280)      $   948
  Mortgage-backed securities        ($1,924)      $ 1,389       ($  362)      ($  897)
  Investment securities             $    10       $   564       $     2       $   576
  FHLB stock                        ($   80)      $    22       ($    4)      ($   62)
  Other interest earning
  deposits                          ($   85)      $ 1,415       ($  634)      $   696
                                    -------       -------       -------       -------
TOTAL INTEREST EARNING ASSETS       ($5,459)      $ 7,998       ($1,278)      $ 1,261

Interest bearing liabilities:
  Savings accounts                  ($  352)      $   686       ($   74)      $   260
  Now accounts                      ($  110)      $   121       ($   11)      $     0
  Money market demand accounts      ($  406)      $   947       ($  221)      $   320
  Certificate accounts              ($4,221)      $ 3,335       ($  488)      ($1,374)
  Borrowed funds                    ($  615)      ($  787)      $   103       ($1,299)
  Guaranteed preferred
beneficial interests in
the Company's junior
subordinated debentures             $     0       $     0       $   562       $   562
                                    -------       -------       -------       -------
Total interest bearing
liabilities                         ($5,704)      $ 4,302       ($  129)      ($1,531)

Net change in net interest
income                              $   245       $ 3,696       ($1,149)      $ 2,792
                                    =======       =======       =======       =======

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

                              Six Months Ended December 31,

                                                                    2001                                      2000
                                                    AVERAGE.      INTEREST       AVG         AVERAGE         INTEREST          AVG.
                                                    BALANCE                     YIELD/        BALANCE                          YIELD
ASSETS:                                                                         COST                                           /COST
------------------------------------
Interest earning assets:
  Loans receivable (a) (b)                       $2,886,359     $  113,975        7.90%      $2,634,813      $  108,763        8.26%
  Mortgage-backed securities (c)                 $  508,143     $   13,795        5.43%      $  427,684      $   14,635        6.84%
  Investment securities (c) (d) (e)              $  240,132     $    9,719        8.09%      $  220,487      $    8,494        7.70%
  FHLB stock                                     $   22,499     $      709        6.30%      $   21,269      $      775        7.29%
  Other interest earning deposits                $   80,096     $    1,595        3.98%      $   13,422      $      301        4.49%
                                                 ----------     ----------        ----       ----------      ----------        ----
Total interest earning assets                    $3,737,229     $  139,793        7.48%      $3,317,675      $  132,968        8.02%
Noninterest earning assets (f)                   $  208,187                                  $  152,200
                                                 ----------                                  ----------
TOTAL ASSETS                                     $3,945,416                                  $3,469,875
                                                 ==========                                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
------------------------------------
Interest bearing liabilities:
  Savings accounts                               $  476,993     $    7,244        3.04%      $  419,735      $    6,716        3.20%
  Now accounts                                   $  381,937     $    2,346        1.23%      $  341,473      $    2,224        1.30%
  Money market demand accounts                   $  249,438     $    4,194        3.36%      $  182,563      $    3,370        3.69%
  Certificate accounts                           $2,082,786     $   58,004        5.57%      $1,839,396      $   55,163        6.00%
  Borrowed funds (g)                             $  263,715     $    7,083        5.37%      $  275,267      $    8,724        6.34%
  Guaranteed preferred beneficial
  interests in the Company's
  junior subordinated debentures                 $   14,473     $      562        7.77%      $        0      $        0        0.00%
                                                 ----------     ----------        ----       ----------      ----------        ----
Total interest bearing liabilities               $3,469,342     $   79,433        4.58%      $3,058,434      $   76,197        4.98%
Noninterest bearing liabilities                  $  191,984                                  $  157,735
                                                 ----------                                  ----------
Total liabilities                                $3,661,326                                  $3,216,169
Shareholders' equity                             $  284,090                                  $  253,706
                                                 ----------                                  ----------
TOTAL LIABILITIES AND  EQUITY                    $3,945,416                                  $3,469,875
                                                 ==========                                  ==========

Net interest income/Interest rate spread                        $   60,360        2.90%                      $   56,771        3.03%
Net interest earning assets
/Net interest margin                             $  267,887                       3.23%      $  259,241                        3.42%
Ratio of interest earning assets to
 interest bearing liabilities                        1.08 X                                      1.08 X


liabilities

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

                   Six months ended December 31, 2001 and 2000

                                                                   RATE/         NET
                                        RATE         VOLUME        VOLUME      CHANGE
Interest earning assets:
  Loans receivable                     ($4,721)     $ 10,384      ($  451)      $5,212
  Mortgage-backed securities           ($3,024)     $  2,753      ($  569)     ($  840)
  Investment securities                 $  430      $    757       $   38       $1,225
  FHLB stock                           ($  105)     $     45      ($    6)     ($   66)
  Other interest earning deposits      ($   34)     $  1,495      ($  167)      $1,294
                                       -------      --------      -------       ------

TOTAL INTEREST EARNING ASSETS          ($7,454)     $ 15,434      ($1,155)     $ 6,825

Interest bearing liabilities:
  Savings accounts                     ($  342)     $    916      ($   46)      $  528
  Now accounts                         ($  127)     $    264      ($   15)      $  122
  Money market demand accounts         ($  300)     $  1,234      ($  110)      $  824
  Certificate accounts                 ($3,937)     $  7,299      ($  521)      $2,841
  Borrowed funds                       ($1,331)    ($    366)      $   56      ($1,641)
  Guaranteed preferred
beneficial interests in
the Company's junior
subordinated debentures                $     0      $      0       $  562       $  562
                                       -------      --------      -------       ------
Total interest bearing liabilities     ($6,037)     $  9,347      ($   74)      $3,236

Net change in net interest income      ($1,417)     $  6,087      ($1,081)      $3,589
                                       =======      ========      =======       ======

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

The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at December 31, 2001 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the December 31, 2001 levels.

                                                                              Increase                  Decrease
                                                                              --------                  --------
Parallel shift in interest rates over the next 12 months                  1.0%         2.0%         1.0%        2.0%
                                                                       ------       ------       ------      ------
Projected percentage increase/(decrease) in net income                   35.0%        28.7%        25.9%       31.5%
Projected increase/(decrease) in return on average equity                 0.9%         0.3%         0.0%        0.5%
Projected increase/(decrease) in earnings per share                    $  .25       $  .20       $  .18      $  .22
Projected percentage increase/(decrease) in market value of equity      (17.3%)      (37.6%)       10.9%       11.0%

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Company held its Annual Meeting of Shareholders on November 14, 2001

(d)   The name of each director elected at the Annual Meeting is as follows:

            Robert G. Ferrier
            A. Paul King
            Joseph F. Long
            Richard E. McDowell
            Joseph T. Stadler

      The name of each director whose term of office continued after the Annual Meeting is as follows:

            John M. Bauer
            Richard L. Carr
            Thomas K. Creal, III
            John O. Hanna
            William J. Wagner

(e)      The following matters were voted upon at the Annual Meeting:

         (i)      Election of five directors of the Company:

                                               For                Withheld
                                               ---                --------
            Robert G. Ferrier               42,486,130             250,218
            A. Paul King                    42,486,882             249,466
            Joseph F. Long                  42,486,771             246,677
            Richard E. McDowell             42,490,427             245,921
            Joseph T. Stadler               42,485,516             250,832

         (ii) Ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2002:

                             For                     Against            Withheld
                             ---                     -------            --------
                          42,651,452                 51,175              28,321

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit No. 11 Statement re: computation of per share earnings

                                             Three Months        Three Months
                                                 Ended              Ended
                                            December 31,2001   December 31,2000
                                            ----------------   ----------------
Net income applicable to common stock          $ 7,760,884        $ 6,443,183

Weighted-average common shares outstanding      47,448,433         47,380,731
                                               -----------        -----------


      Basic earnings per share                 $      0.16        $      0.14
                                               ===========        ===========

Weighted-average common shares outstanding      47,448,433         47,380,731

Common stock equivalents due to effect of
  stock options                                    460,541            301,324
                                               -----------        -----------

Total weighted-average common shares and
  equivalents                                   47,908,974         47,682,055

      Diluted earnings per share               $      0.16        $      0.14
                                               ===========        ===========

                                                                  Six Months          Six Months
                                                                     Ended              Ended
                                                              December 31, 2001   December 31, 2000
                                                              -----------------   -----------------
Reported net income applicable to common stock                 $   17,176,017        $13,233,197

Deduct: Cumulative effect of accounting change                 $    2,236,918                 --
                                                               --------------        -----------

Adjusted net income applicable to common stock                 $   14,939,099        $13,233,197

Weighted-average common shares outstanding                         47,440,297         47,374,885

Common stock equivalents due to effect of stock options               466,845            282,606
                                                               --------------        -----------
Total weighted-average common shares and equivalents               47,907,142         47,657,491

BASIC EARNINGS PER SHARE:

Reported net income                                            $         0.36        $      0.28

Deduct: Cumulative effect of accounting change                 $         0.05        $        --
                                                               --------------        -----------
Adjusted net income                                            $         0.31        $      0.28
                                                               ==============        ===========

DILUTED EARNINGS PER SHARE:

Reported net income                                            $         0.36        $      0.28

Deduct: Cumulative effect of accounting change                 $         0.05        $        --
                                                               --------------        -----------
Adjusted net income                                            $         0.31        $      0.28
                                                               ==============        ===========

(b) On October 23, 2001 the Company filed a current report on Form 8-K, which included as an exhibit the Company's press release that announced earnings for the first fiscal quarter ended September 30, 2001.

(c) On December 5, 2001 the Company filed a current report on Form 8-K regarding the issuance of $69 million of 8.75% Cumulative Trust Preferred Securities (liquidation amount $25 per preferred security) of Northwest Capital Trust I, a Delaware business trust and newly-formed subsidiary of the Company.

(d) On February 1, 2002 the Company filed a current report on Form 8-K, which included as an exhibit the Company's press release announcing earnings for the fiscal quarter ended December 31, 2001 and restating its earnings for the fiscal quarter ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                             NORTHWEST BANCORP, INC.



Date: February 14, 2002             By: /s/ William J. Wagner
                                    -------------------------------------
                                    William J. Wagner
                                    President and Chief Executive Officer


Date: February 14, 2002             By: /s/ William W. Harvey, Jr.
                                    -------------------------------------
                                    William W. Harvey, Jr.
                                    Vice President of Finance