Form 10-Q
period 2002-03-31
NORTHWEST BANCORP INC
filed 2002-05-15
CIK 1042064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

                                       or

( )      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from       to
                                                             -----    ------

                         Commission File Number 0-23817
                                                -------

                             Northwest Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     United States of America                         23-2900888
----------------------------------       -------------------------------------
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

Liberty Street at Second Avenue, Warren, Pennsylvania           16365
-----------------------------------------------------         ----------
(Address of principal executive offices)                      (Zip Code)


                                 (814) 726-2140
                              ---------------------
              (Registrant's telephone number, including area code)


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

                 Common Stock ($.10 par value) 47,527,719 shares outstanding as of April 30, 2002.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                                      INDEX

PART I                     FINANCIAL INFORMATION                                                             PAGE
Item 1.                    Financial Statements

                           Consolidated Statements of Financial Condition as of
                           March 31, 2002 and June 30, 2001 (Unaudited)                                        1

                           Consolidated Statements of Income for the three and nine months
                           ended March 31, 2002 and 2001 (Unaudited)                                           2

                           Consolidated Statements of Changes in Shareholders' Equity for
                           the nine months ended March 31, 2002 and 2001 (Unaudited)                           3

                           Consolidated Statements of Cash Flows for the three and nine
                           months ended March 31, 2002 and 2001 (Unaudited)                                    4

                           Notes to Unaudited Consolidated Financial Statements                                6

Item 2.                    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                13

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk                         30


PART II                    OTHER INFORMATION

Item 1.                    Legal Proceedings                                                                  31

Item 2.                    Changes in Securities                                                              31

Item 3.                    Defaults Upon Senior Securities                                                    31

Item 4.                    Submission of Matters to a Vote of Security Holders                                31

Item 5.                    Other Information                                                                  31

Item 6.                    Exhibits and Reports on Form 8-K                                                   32

                           Signature                                                                          34

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   MARCH 31,       JUNE 30,
                         ASSETS                                      2002            2001
-----------------------------------------------------             -----------     -----------
CASH AND CASH EQUIVALENTS                                         $    45,549          50,958
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
    INSTITUTIONS                                                      173,745          45,008
MARKETABLE SECURITIES AVAILABLE-FOR-SALE (AMORTIZED
    COST OF $413,651 AND $386,689)                                    418,700         391,579
MARKETABLE SECURITIES HELD-TO-MATURITY (MARKET
    VALUE OF $395,993 AND $333,372)                                   402,814         339,331
                                                                  -----------     -----------
         TOTAL CASH, INTEREST-EARNING DEPOSITS AND
         MARKETABLE SECURITIES                                      1,040,808         826,876

MORTGAGE LOANS - 1 TO 4 FAMILY                                      2,003,632       1,962,695
COMMERCIAL REAL ESTATE LOANS                                          290,660         249,049
CONSUMER LOANS                                                        601,428         575,343
COMMERCIAL BUSINESS LOANS                                              93,014          89,784
                                                                  -----------     -----------
    TOTAL LOANS RECEIVABLE                                          2,988,734       2,876,871
ALLOWANCE FOR LOAN LOSSES                                             (22,178)        (20,290)
                                                                  -----------     -----------
    LOANS RECEIVABLE, NET                                           2,966,556       2,856,581

FEDERAL HOME LOAN BANK STOCK, AT COST                                  22,499          22,499
ACCRUED INTEREST RECEIVABLE                                            19,468          18,795
REAL ESTATE OWNED, NET                                                  5,607           3,697
PREMISES AND EQUIPMENT, NET                                            54,649          46,767
OTHER INTANGIBLE ASSETS                                                57,368          55,012
GOODWILL                                                               11,268           9,031
OTHER ASSETS                                                           19,034          13,573
                                                                  -----------     -----------
    TOTAL ASSETS                                                  $ 4,197,257       3,852,831
                                                                  ===========     ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------
LIABILITIES:
    NONINTEREST-BEARING DEMAND DEPOSITS                           $   173,611         144,246
    INTEREST-BEARING DEMAND DEPOSITS                                  420,758         378,334
    SAVINGS DEPOSITS                                                1,000,649         663,251
    TIME DEPOSITS                                                   1,912,230       2,079,109
                                                                  -----------     -----------
        TOTAL DEPOSITS                                              3,507,248       3,264,940

    BORROWED FUNDS                                                    256,352         276,212
    ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                      17,455          21,832
    ACCRUED INTEREST PAYABLE                                            5,083           3,720
    OTHER LIABILITIES                                                  12,006          10,414
    GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S
    JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES                 99,000               0
                                                                  -----------     -----------
        TOTAL LIABILITIES                                           3,897,144       3,577,118

SHAREHOLDERS' EQUITY:
    COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
        AUTHORIZED, 47,507,584, AND 47,426,755 ISSUED
        AND OUTSTANDING, RESPECTIVELY                                   4,751           4,743
    PAID-IN CAPITAL                                                    71,546          71,283
    RETAINED EARNINGS                                                 220,535         196,566
    ACCUMULATED OTHER COMPREHENSIVE INCOME:
        NET UNREALIZED GAIN/(LOSS) ON SECURITIES AVAILABLE-
        FOR-SALE, NET OF INCOME TAXES                                   3,281           3,178
    UNEARNED RECOGNITION AND RETENTION PLAN SHARES                          0             (57)
                                                                  -----------     -----------
                                                                      300,113         275,713
                                                                  -----------     -----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 4,197,257       3,852,831
                                                                  ===========     ===========


      See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                MARCH 31,                  MARCH 31,
                                                            2002         2001         2002         2001
                                                          --------     --------     --------     --------
INTEREST INCOME:
    LOANS RECEIVABLE                                      $ 57,181       56,732      171,156      165,495
    MORTGAGE-BACKED SECURITIES                               6,491        7,228       20,286       21,863
    TAXABLE INVESTMENT SECURITIES                            2,575        3,036        8,653        8,767
    TAX-FREE INVESTMENT SECURITIES                           1,720        1,329        4,591        3,664
    INTEREST-EARNING DEPOSITS                                  816          219        2,411          520
                                                          --------     --------     --------     --------
            TOTAL INTEREST INCOME                           68,783       68,544      207,097      200,309

INTEREST EXPENSE:
    DEPOSITS                                                29,185       36,222      100,973      103,695
    BORROWED FUNDS                                           5,306        3,921       12,951       12,645
                                                          --------     --------     --------     --------
            TOTAL INTEREST EXPENSE                          34,491       40,143      113,924      116,340

            NET INTEREST INCOME                             34,292       28,401       93,173       83,969
PROVISION FOR LOAN LOSSES                                    1,664        1,249        4,555        3,679
                                                          --------     --------     --------     --------
            NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                 32,628       27,152       88,618       80,290

NONINTEREST INCOME:
    LOAN FEES AND SERVICE CHARGES                              527          519        1,567        1,227
    SERVICE CHARGES ON DEPOSIT ACCOUNTS                      2,354        1,972        7,272        5,985
    GAIN (LOSS) ON SALE OF MARKETABLE SECURITIES, NET           (2)         147           28          147
    GAIN (LOSS) ON SALE OF LOANS, NET                           79          (65)         544          244
    GAIN (LOSS) ON SALE OF REAL ESTATE OWNED, NET               (3)          (2)         451          (30)
    INSURANCE COMMISSION INCOME                                285          442        1,091        1,487
    TRUST INCOME                                               474          103        1,399          262
    WRITEDOWN OF INVESTMENT SECURITIES                        (400)           0         (400)           0
    OTHER OPERATING INCOME                                     427          275        1,209          727
                                                          --------     --------     --------     --------
            TOTAL NONINTEREST INCOME                         3,741        3,391       13,161       10,049

NONINTEREST EXPENSE:
    COMPENSATION AND EMPLOYEE BENEFITS                      12,346       10,756       35,692       32,103
    PREMISES AND OCCUPANCY COSTS                             3,095        2,805        8,773        7,748
    OFFICE OPERATIONS                                        1,786        1,366        5,227        4,123
    PROCESSING EXPENSES                                      1,913        1,740        5,298        4,905
    FEDERAL DEPOSIT INSURANCE PREMIUMS                         154          140          455          435
    BANK SERVICE CHARGES                                       425          415        1,318        1,379
    ADVERTISING                                                576          423        1,531        1,242
    LEGAL, AUDIT AND PROFESSIONAL SERVICES                     259          258        1,109          711
    REAL ESTATE OWNED EXPENSE                                  101          132          394          366
    AMORTIZATION OF INTANGIBLES                              1,903        1,952        5,362        5,350
    OTHER EXPENSES                                             885          779        2,487        2,259
                                                          --------     --------     --------     --------
            TOTAL NONINTEREST EXPENSE                       23,443       20,766       67,646       60,621

            INCOME BEFORE INCOME TAXES AND
                CUMULATIVE EFFECT OF ACCOUNTING CHANGE      12,926        9,777       34,133       29,718
            FEDERAL AND STATE INCOME TAXES                   3,957        3,140       10,225        9,848
                                                          --------     --------     --------     --------
            INCOME BEFORE CUMULATIVE EFFECT OF
                ACCOUNTING CHANGE                            8,969        6,637       23,908       19,870
            CUMULATIVE EFFECT OF ACCOUNTING CHANGE               0            0        2,237            0
                                                          --------     --------     --------     --------
                    NET INCOME                            $  8,969        6,637       26,145       19,870
                                                          ========     ========     ========     ========
BASIC AND DILUTED PER SHARE AMOUNTS:
    INCOME BEFORE CUMULATIVE EFFECT OF
        ACCOUNTING CHANGE                                 $   0.19     $   0.14     $   0.50     $   0.42
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE                $   0.00     $   0.00     $   0.05     $   0.00
                                                          --------     --------     --------     --------
    NET INCOME                                            $   0.19     $   0.14     $   0.55     $   0.42

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            Accum.      Unearned
                                                                                            Other      Recognition
                                          Common Stock                                     Compre-         and           Total
                                      --------------------      Paid-in      Retained      hensive      Retention     Shareholders'
                                       Shares       Amount      Capital      Earnings    Income (Loss)  Plan Shares      Equity
                                       ------       ------      -------      --------    -------------  -----------   ------------
Beginning balance at June 30, 2000   47,360,769   $    4,736       70,949      177,371        (5,104)          (64)      247,888

Comprehensive income:
    Net income                             --           --           --         19,870          --            --          19,870
    Change in unrealized
      loss on securities,
      net of tax and
      reclassification adjustment          --           --           --           --           8,443          --           8,443
                                     ----------   ----------   ----------   ----------    ----------    ----------    ----------
Total comprehensive income                 --           --           --         19,870         8,443          --          28,313

Exercise of stock options                47,683            5          219         --            --            --             224

RRP shares released                        --           --           --           --            --               7             7

Dividends declared                         --           --           --         (5,687)         --            --          (5,687)
                                     ----------   ----------   ----------   ----------    ----------    ----------    ----------

Ending balance at March 31, 2001     47,408,452   $    4,741       71,168      191,554         3,339           (57)      270,745
                                     ==========   ==========   ==========   ==========    ==========    ==========    ==========

                                                                                            Accum.      Unearned
                                                                                            Other     Recognition
                                          Common Stock                                      Compre-        and          Total
                                     -----------------------    Paid-in      Retained       hensive     Retention    Shareholders'
                                       Shares       Amount      Capital      Earnings       Income     Plan Shares     Equity
                                     ----------   ----------   ----------   ----------    ----------   ----------    -------------
Beginning balance at June 30, 2001   47,426,755   $    4,743       71,283      196,566         3,178          (57)      275,713

Comprehensive income:
    Net income                             --           --           --         26,145          --           --          26,145
    Change in unrealized gain
      on securities,
      net of tax and
      reclassification adjustment          --           --           --           --             103         --             103
                                     ----------   ----------   ----------   ----------    ----------   ----------    ----------
Total comprehensive income                 --           --           --         26,145           103         --          26,248

Exercise of stock options                80,829            8          263         --            --           --             271

RRP shares released                        --           --           --           --            --             57            57

Dividends declared                         --           --           --         (2,176)         --           --          (2,176)
                                     ----------   ----------   ----------   ----------    ----------   ----------    ----------

Ending balance at March 31, 2002     47,507,584   $    4,751       71,546      220,535         3,281            0       300,113
                                     ==========   ==========   ==========   ==========    ==========   ==========    ==========


    See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                       Three Months  Three Months Nine Months   Nine Months
                                                                           Ended        Ended        Ended        Ended
                                                                          3/31/02      3/31/01      3/31/02      3/31/01
                                                                         ---------    ---------    ---------    ---------
OPERATING ACTIVITIES:
  Net Income                                                             $   8,969        6,637       26,145       19,870
  Adjustments to reconcile net income to net cash
     provided by operating activities:
           Provision for loan losses                                         1,664        1,249        4,555        3,679
           Net loss (gain) on sale of assets                                   (74)         (80)      (1,023)        (361)
           Amortization of goodwill and intangibles                          1,903        1,952        5,362        5,350
           Net depreciation, amortization and accretion                      1,253          994        4,468        3,645
           Decrease (increase) in other assets                                (994)        (346)      (4,924)      (4,743)
           Increase (decrease) in other liabilities                          3,952        1,868        2,639        1,617
           Net accretion of discount on marketable securities                 (915)        (471)      (3,081)      (1,257)
           Noncash compensation expense related to stock benefit plans          57         --             57         --
           Noncash writedown of investment securities                          400         --            400         --
           Noncash cumulative change in accounting principle                  --           --         (2,237)        --
                                                                         ---------    ---------    ---------    ---------
           Net cash provided by operating activities                        16,215       11,803       32,361       27,800

INVESTING ACTIVITIES:
           Purchase of marketable securities held-to-maturity              (39,372)     (24,909)    (117,775)     (65,172)
           Purchase of marketable securities available-for-sale            (45,084)     (25,437)    (142,800)     (50,678)
           Proceeds from maturities and principal reductions
           of marketable securities held-to-maturity                        19,991          705       55,476        7,968
           Proceeds from maturities and principal reductions
           of marketable securities available-for-sale                      50,530       10,395       98,307       26,337
           Proceeds from sales of marketable securities,
           available-for-sale                                                4,569       12,669       18,914       12,669
           Loan originations                                              (252,697)    (167,760)    (744,107)    (514,061)
           Proceeds from loan maturities and principal reductions          207,652       94,405      538,120      281,894
           Proceeds from loan sales                                         22,985        9,758      110,609       27,130
           Purchase of Federal Home Loan Bank Stock                           --           --           --           --
           Proceeds from sale of real estate owned                             169          548        1,665        1,484
            Net (purchase) sale of real estate owned for investment             74          161           (7)         152
           Purchase of premises and equipment                               (3,697)      (2,394)     (11,084)      (6,102)
           Acquisitions, net of cash received                                 (949)         (55)      53,443       63,722
                                                                         ---------    ---------    ---------    ---------
           Net cash used by investing activities                         $ (35,829)     (91,914)    (139,239)    (214,657)


                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                      Three Months Three Months Nine Months  Nine Months
                                                                         Ended        Ended        Ended       Ended
                                                                        3/31/02      3/31/01      3/31/02     3/31/01
                                                                       ---------    ---------    ---------    ---------
FINANCING ACTIVITIES:
           Increase (decrease) in deposits, net                        $  62,333      102,638      157,348      143,331
           Proceeds from long-term borrowings                               --        101,991          541      113,953
           Repayments of long-term borrowings                                (38)      (4,864)     (17,275)     (29,405)
           Net increase (decrease) in short-term borrowings                2,249     (133,551)      (3,126)     (46,657)
           Increase (decrease) in advances by borrowers for
           taxes and insurance                                              (229)      (1,085)      (4,377)      (4,904)
           Proceeds from issuance of guaranteed preferred beneficial
           interests in the Company's junior subordinated debentures        --           --         99,000         --
           Cash dividends paid                                              (726)      (1,897)      (2,176)      (5,687)
           Proceeds from stock options exercised                              88           72          271          224
                                                                       ---------    ---------    ---------    ---------
           Net cash provided by financing activities                      63,677       63,304      230,206      170,855

Net increase (decrease) in cash and cash equivalents                   $  44,063      (16,807)     123,328      (16,002)
                                                                       =========    =========    =========    =========
Cash and cash equivalents at beginning of period                       $ 175,231       91,571       95,966       90,766
Net increase (decrease) in cash and cash equivalents                      44,063      (16,807)     123,328      (16,002)
                                                                       ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period                             $ 219,294       74,764      219,294       74,764
                                                                       =========    =========    =========    =========
Cash paid during the period for:
       Interest on deposits and borrowings (including interest
           credited to deposit accounts of $23,676, $26,902,
           $81,209 and $78,277, respectively)                          $  32,803       38,857      112,561      114,988
                                                                       =========    =========    =========    =========
       Income taxes                                                    $   2,854        3,070       10,089       12,163
                                                                       =========    =========    =========    =========
Business acquisitions:
       Fair value of assets acquired                                   $   1,787           55       32,566       74,829
       Cash received (paid)                                                 (949)         (55)      53,443       63,722
                                                                       ---------    ---------    ---------    ---------
           Liabilities assumed                                         $     838            0       86,009      138,551
                                                                       =========    =========    =========    =========
Non-cash activities:
       Loans transferred to real estate owned                          $   2,143          875        3,124        2,246
                                                                       ---------    =========    =========    =========
       Sale of real estate owned financed by the Company               $     113           17          624          192
                                                                       =========    =========    =========    =========
















See accompanying notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include information for footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in Northwest Bancorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 except for the adoption of Statements of Financial Accounting Standards ("SFAS") No. 141 and 142. Certain items previously reported have been reclassified to conform with the current period's reporting format. The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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


(3)      ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") released SFAS 141 "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." This statement effectively eliminates the use of the pooling method of accounting for business combinations and states that all business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Because the Company has generally used purchase accounting for its business combinations, this statement is not expected to materially change its ongoing operations.

Also in June 2001, and concurrently with SFAS 141, the FASB released SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement, among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company adopted this statement on July 1, 2001 the beginning of its fiscal year, and immediately upon adoption stopped amortizing existing goodwill of $11.3 million. In addition, the Company performed its initial impairment analysis of goodwill and other intangible assets noting that the estimated fair value exceeded the carrying amount.

SFAS 142 does not change, however, the accounting prescribed in FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" (paragraphs 4-7). The FASB affirmed in an Action Alert "that paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, applies to all acquisitions of financial institutions (or branches thereof) whether 'troubled' or not, in which the fair value of liabilities assumed exceeds the fair value of tangible and intangible assets acquired." As a result, the Company continues to amortize intangible assets of $57.4 million which meet the requirements of FASB Statement No. 72. The Company notes that the FASB has decided to undertake a limited-scope project to reconsider part of the guidance, specifically paragraphs 5 and 6, of Statement No. 72.

In addition, as a result of the adoption of these pronouncements on July 1, 2001, remaining negative goodwill of $2.2 million was recorded in income as a cumulative effect of a change in accounting principle. The following table shows the effect on net income and earnings per share as a result of adopting SFAS No. 141 and 142:

                                   For the three months   For the nine months
                                      ended March 31,        ended March 31,
(Dollars in thousands, except       2002        2001       2002        2001
per share amounts)                ---------   ---------  ---------   ---------

Reported net income               $   8,969       6,637     26,145      19,870
Deduct: Cumulative effect of
 accounting change                     --          --        2,237        --
Add back: Goodwill amortization        --           246       --           745
Adjusted net income               $   8,969       6,883     23,908      20,615

Basic earnings per share
Reported net income               $    0.19        0.14       0.55        0.42
Deduct: Cumulative effect of
accounting change                      --          --         0.05        --
Add back: Goodwill amortization        --          --         --          0.02
Adjusted net income               $    0.19        0.14       0.50        0.44

Diluted earnings per share
Reported net income               $    0.19        0.14       0.55        0.42
Deduct: Cumulative effect of
accounting change                      --          --         0.05        --
Add back: Goodwill amortization        --          --         --          0.01
Adjusted net income               $    0.19        0.14       0.50        0.43

(4)      GOODWILL AND OTHER INTANGIBLE ASSETS

                                                        March 31, 2002   June 30, 2001
                                                        --------------   -------------
Amortized intangible assets: ($ in 000's)
         Core deposit intangibles-gross                     $  3,655        $  1,510
         Less: Accumulated amortization                     $   (957)       $   (769)
                                                            --------        --------
         Core deposit intangibles-net                       $  2,698        $    741

         Other unidentifiable intangible assets-gross       $ 73,918        $ 68,222
         Less: Accumulated amortization                     $(19,248)       $(13,951)
                                                            --------        --------
         Other unidentifiable intangible assets-net         $ 54,670        $ 54,271

The estimated intangible amortization expense for each of the five succeeding fiscal years is $7.8 million.

Goodwill: ($ in 000's)           Community     Consumer
                                   Banks        Finance        Total
                                 ---------     --------       --------
Balance at June 30, 2001          $ 8,138       $   893       $ 9,031
Goodwill acquired                    --            --            --
Impairment losses                    --            --            --
Negative goodwill write-off       $ 2,237          --         $ 2,237
                                  -------       -------       -------
Balance at March 31, 2002         $10,375       $   893       $11,268


(4)      BUSINESS SEGMENTS

The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banks segment includes the two savings bank subsidiaries of the Company, Northwest Savings Bank and Jamestown Savings Bank, as well as the subsidiaries of the savings banks that provide similar products and services. The savings banks are community-oriented institutions that offer a full array of traditional deposit and loan products, including mortgage, consumer and commercial loans, as well as trust, investment management and brokerage services typically offered by a full-service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest Savings Bank, that operates forty-seven offices in Pennsylvania and two in southwestern New York. This subsidiary compliments the services of the banks by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Northwest Savings Bank. Net income is primarily used by management to measure segment performance. The following tables provide financial information for these segments. The All Other column represents the parent company, other nonbank subsidiaries and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.


At or for the three months ended   Community         Consumer
March 31, 2002 ($ in 000's)          Banks            Finance         All Other *        Consolidated
--------------------------------   ---------         --------         -----------        ------------
External interest income           $   63,872            4,856               55            68,783
Intersegment interest income            1,157             --             (1,157)             --
Interest expense                       32,836            1,600               55            34,491
Provision for loan losses                 865              799             --               1,664
Noninterest income                      3,495              246             --               3,741
Noninterest expense                    21,520            1,832               91            23,443
Income tax expense (benefit)            4,154              350             (547)            3,957
Net income                              9,149              521             (701)            8,969
Total assets                       $4,055,592          131,516           10,149         4,197,257

At or for the three months ended   Community          Consumer
March 31, 2001 ($ in 000's)          Banks             Finance         All Other *      Consolidated
--------------------------------   ---------          --------         -----------      ------------
External interest income           $   63,241            5,247               56            68,544
Intersegment interest income            2,624             --             (2,624)             --
Interest expense                       39,997            2,773           (2,627)           40,143
Provision for loan losses                 645              604             --               1,249
Noninterest income                      2,868              381              142             3,391
Noninterest expense                    18,860            1,713              193            20,766
Income tax expense (benefit)            2,895              235               10             3,140
Net income                              6,336              303               (2)            6,637
Total assets                       $3,602,858          137,267            6,502         3,746,627


At or for the nine months ended      Community           Consumer
March 31, 2002 ($ in 000's)             Banks             Finance          All Other *     Consolidated
-------------------------------      ---------           --------          -----------     ------------
External interest income              $  192,367           14,571              159           207,097
Intersegment interest income               4,927             --             (4,927)             --
Interest expense                         111,532            5,603           (3,211)          113,924
Provision for loan losses                  2,295            2,260             --               4,555
Noninterest income                        12,216              945             --              13,161
Noninterest expense                       62,053            5,280              313            67,646
Income tax expense (benefit)              10,050              976             (801)           10,225
Cumulative effect of accounting
change                                     2,237             --               --               2,237
Net income                                25,817            1,397           (1,069)           26,145
Total assets                          $4,055,592          131,516           10,149         4,197,257



At or for the nine months ended                       Community          Consumer
March 31, 2001 ($ in 000's)           Banks            Finance           All Other *   Consolidated
-------------------------------       -----           ---------          -----------   ------------
External interest income           $  184,871           15,271              167           200,309
Intersegment interest income            8,331             --             (8,331)             --
Interest expense                      116,006            8,670           (8,336)          116,340
Provision for loan losses               1,935            1,744             --               3,679
Noninterest income                      8,709            1,198              142            10,049
Noninterest expense                    55,209            4,806              606            60,621
Income tax expense (benefit)            9,371              556              (79)            9,848
Net income                             19,390              693             (213)           19,870
Total assets                       $3,602,858          137,267            6,502         3,746,627

* Eliminations consist of intercompany interest income and interest expense

(5)      BUSINESS COMBINATIONS

On February 7, 2002, the Company announced that it had entered into a definitive agreement to acquire Prestige Bancorp, Inc., headquartered in Pleasant Hills, Pennsylvania. Prestige Bancorp, with assets of approximately $200 million, is the parent company of Prestige Bank, a Federal Savings Bank, which operates four offices in the South Hills of Pittsburgh. Under terms of the agreement, shareholders will receive $13.75 in cash for each share of Prestige Bancorp, resulting in a cash payment of approximately $14.7 million. The transaction is expected to be completed in the third calendar quarter of 2002 and is subject to approval by Prestige Bancorp shareholders and applicable regulatory authorities.

On December 14, 2001, the Company completed its acquisition with Sun Bancorp, Inc. to purchase Sun's two offices located in the Pennsylvania communities of Johnsonburg and Emporium. The cash purchase included approximately $55 million in deposits, $22 million in loans and the related fixed assets.

On November 16, 2001, the Company purchased the Ebensburg, Pennsylvania office of Reliance Bank. The cash purchase included approximately $26 million of deposits and the related fixed assets.

On October 26, 2001, the Company purchased a retail office from Prestige Bank. The office is located within the Shop 'n Save supermarket in Washington, Pennsylvania. The cash purchase included approximately $4.5 million in deposits and the related fixed assets.

On August 16, 2001, the Company announced it had entered into a definitive agreement to acquire Leeds Federal Bankshares, Inc. of Arbutus, Maryland. As of March 31, 2002 Leeds had total assets of $438.1 million, deposits of $380.2 million and shareholders equity of $52.1 million. The transaction is subject to certain conditions, including approval by Leeds stockholders and members (if necessary), and the Office of Thrift Supervision.

(6)      TRUST PREFERRED SECURITIES

During the quarter ended December 31, 2001, the Company issued $99 million of Trust Preferred Securities in two separate offerings. The first offering involved the issuance of $69 million of 8.75% Cumulative Trust Preferred Securities (liquidation amount $25 per preferred security) of Northwest Capital Trust I, a Delaware business trust and newly formed subsidiary of the Company. This security trades on the Nasdaq Stock Market under the symbol NWSBP. The second offering of $30 million was also issued through a special purpose business trust formed by the Company and was sold in a private transaction to a pooled investment vehicle with a floating rate of interest equal to LIBOR plus 3.60%.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this document may contain certain forward-looking statements, as defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder. These forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, economic, regulatory and other factors as discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, as they reflect management's analysis only as of the date of this report. The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2001 TO MARCH 31, 2002

ASSETS

At March 31, 2002 the Company had total assets of $4.197 billion, an increase of $344.4 million, or 8.9%, from $3.853 billion at June 30, 2001. This increase was funded primarily by an increase in deposits of $242.3 million, the issuance of Trust Preferred Securities in the amount of $99 million as described in Note 6, and net income of $26.1 million.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $1.041 billion at March 31, 2002, an increase of $213.9 million, or 25.9%, from $826.9 million at June 30, 2001. This increase resulted from the investment of funds received from the growth in deposits as well as the proceeds received from the Trust Preferred offerings. Net loans receivable increased by $110.0 million, or 3.9%, to $2.967 billion at March 31, 2002 from $2.857 billion at June 30, 2001. This increase in loans resulted primarily from loan growth across the Company's market area as well as the purchase of $21.9 million of loans as part of the acquisition of four retail offices during the current fiscal year.

LIABILITIES

Deposits increased by $242.3 million, or 7.4%, to $3.507 billion at March 31, 2002 from $3.265 billion at June 30, 2001. This increase resulted primarily from strong internal deposit growth along with the purchase of four retail offices with deposits of approximately $85.0 million. Borrowed funds decreased by $19.8 million, or 7.2%, to $256.4 million at March 31, 2002 from $276.2 million at June 30, 2001 as the Company replaced retail repurchase agreements with deposits and reduced its borrowings from the Federal Home Loan Bank of Pittsburgh. As noted above, the Company issued $99 million of Trust Preferred securities during the three months ended December 31, 2001.

CAPITAL RESOURCES AND LIQUIDITY

Total shareholders' at March 31, 2002 was $300.1 million, an increase of $24.4 million, or 8.9%, from $275.7 million at June 30, 2001. This increase was primarily attributable to net income for the nine month period of $26.1 million which was partially offset by the declaration of common stock dividends of $2.2 million. In the current fiscal year, Northwest Bancorp MHC, the Company's mutual holding company, applied for and received permission from the Office of Thrift Supervision (OTS) to waive its right to receive dividends paid by the Company. The OTS requires dividend waiver requests on an annual basis and reviews them on a case-by-case basis. This is the first time since Northwest Bancorp MHC converted its charter from a Pennsylvania corporation to a Federal corporation on June 29, 2001 that it has exercised this dividend waiver option.

The Company's banking subsidiaries, Northwest and Jamestown, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk- weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).

At March 31, 2002, all regulatory capital requirements were exceeded. The actual, required, and well capitalized levels at March 31, 2002 and June 30, 2001 are as follows: (dollars in thousands)

                                                                                March 31, 2002
                                                ---------------------------------------------------------------------------
                                                                             Minimum Capital           Well Capitalized
                                                      Actual                  Requirements               Requirements
                                                Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                -------------------        -------------------        -------------------
Total Capital (to risk weighted assets):

Northwest Savings Bank                          $264,628       12.38%      $170,997        8.00%      $213,746       10.00%
Jamestown Savings Bank                          $ 12,049       10.51%      $  9,171        8.00%      $ 11,463       10.00%

Tier 1 Capital (to risk weighted assets):

Northwest Savings Bank                          $241,728       11.31%      $ 85,498        4.00%      $128,247        6.00%
Jamestown Savings Bank                          $ 11,222        9.79%      $  4,585        4.00%      $  6,878        6.00%

Tier 1 Capital (leverage) (to average assets):

Northwest Savings Bank                          $241,728        6.24%      $116,303       3.00%*      $193,839        5.00%
Jamestown Savings Bank                          $ 11,222        5.38%      $  6,256       3.00%*      $ 10,427        5.00%



                                                                               June 30, 2001
                                               ------------------------------------------------------------------------
                                                                           Minimum Capital            Well Capitalized
                                                     Actual                 Requirements               Requirements
                                               Amount        Ratio       Amount        Ratio        Amount        Ratio
                                               -------------------       -------------------        -------------------
Total Capital (to risk weighted assets):

Northwest Savings Bank                          $214,670       10.39%      $165,364        8.00%      $ 206,705       10.00%
Jamestown Savings Bank                          $  8,232       10.72%      $  6,142        8.00%      $   7,678       10.00%

Tier 1 Capital (to risk weighted assets):

Northwest Savings Bank                          $193,570        9.36%      $ 82,682        4.00%      $ 124,023        6.00%
Jamestown Savings Bank                          $  7,596        9.89%      $  3,071        4.00%      $   4,607        6.00%

Tier 1 Capital (leverage) (to average assets):

Northwest Savings Bank                          $193,570        5.33%      $108,916        3.00%*     $ 181,526        5.00%
Jamestown Savings Bank                          $  7,596        5.96%      $  3,821        3.00%*     $   6,368        5.00%

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of March 31, 2002, the Company had not been advised of any additional requirements in this regard.

The Company's banking subsidiaries, Northwest and Jamestown, are required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the applicable State Department of Banking during their regular examinations. The Banks' internal liquidity requirements are based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Banks have always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at March 31, 2002 was 23.5% and 46.8% for Northwest and Jamestown, respectively. The Company and its subsidiaries adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual when they are more than 90 days contractually delinquent and may also be placed on nonaccrual status even if not more than 90 days delinquent but other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell or the principal balance of the related loan. Nonperforming assets increased by $380,000, or 1.8%, to $21.7 million at March 31, 2002 from $21.3 million at June 30, 2001. Management believes that the generally low level of nonperforming assets is attributable to stringent credit policies and sustained collection procedures.

                                                                                       (Dollars in Thousands)

Loans accounted for on a nonaccrual basis:                                   March 31, 2002                 June 30, 2001
                                                                             --------------                 -------------
One-to-four family residential loans                                             $ 7,532                       $ 6,874
Multifamily and commercial real estate loans                                       1,652                         2,296
Consumer loans                                                                     4,637                         3,129
Commercial business loans                                                          2,284                         5,336
                Total                                                            $16,105                       $17,635
Total nonperforming loans as a percentage of
loans receivable                                                                     .54%                          .61%
Total real estate acquired through
foreclosure and other real estate owned                                          $ 5,607                       $ 3,697
                Total nonperforming assets                                       $21,712                       $21,332
Total nonperforming assets as a percentage
of total assets                                                                      .52%                          .55%


ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company's Board of Directors has adopted an "Allowance for Loan and Lease Losses" (ALLL) policy designed to provide Management with a systematic methodology for determining and documenting the ALLL each reporting period. This methodology was developed to provide a consistent process and review procedure to ensure that the ALLL is in conformity with the Company's policies and procedures, generally accepted accounting principles (GAAP) and other supervisory and regulatory guidelines.

On a monthly basis the Credit Review and Administration department (CRA) as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This review includes the monthly delinquency reports as well as historical comparisons and trend analysis. On a regular basis the loan officer grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. The CRA department independently verifies the loan grading or classification on a quarterly basis. The Company's loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as "substandard", "doubtful", "loss" or "special mention." A "substandard" loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as "doubtful" have all the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make a collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as "loss" are considered uncollectible so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Loans that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated "special mention."

The loans that have been classified as substandard or doubtful are reviewed by the CRA department for possible impairment under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.

If an individual loan is deemed to be impaired the CRA department determines the proper measurement of impairment for each loan based on one of three methods as prescribed by SFAS No. 114: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is more or less than the recorded investment in the loan, the CRA department adjusts the specific allowance associated with that individual loan accordingly.

If a substandard or doubtful loan is not considered to be individually impaired, it is grouped with other loans that possess common characteristics for impairment evaluation and analysis under the provisions of SFAS No. 5, "Accounting for Contingencies." This segmentation is accomplished by grouping loans of similar product types, risk characteristics and industry concentration into homogeneous pools. Each pool is then analyzed based on historical delinquency, charge-off and recovery trends adjusting for the current economic, political, regulatory and interest rate environment. A range of losses is then established that reflects the highest and lowest loss ratios in any one fiscal year. This historical net charge-off amount as a percentage of loans outstanding for each group is used to estimate the measure of impairment.

The individual impairment measures along with the estimated range of losses for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to the Credit Committee by the Vice President of CRA on a quarterly basis. The Credit Committee is comprised of members of Senior Management from mortgage, consumer and commercial lending, appraising, administration, finance and the President of the Company. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, discusses lending products, activity, competition and collateral values, as well as economic conditions in general and in each market area of the Company. Based on this review and discussion the appropriate range of the ALLL is estimated and any adjustments to reconcile the actual ALLL with this estimate is determined. In addition, the Credit Committee considers if any changes to the methodology are needed. The Credit Committee also reviews and discusses the Company's delinquency trends, nonperforming asset amounts and ALLL levels and ratios with its peer group as well as state and national statistics. Following the Credit Committee's review and approval, a similar review is performed by the Board of Director's Risk Management Committee.

In addition to the reviews by the Credit Committee and the Risk Management Committee, regulators from either the FDIC or State Department of Banking perform an extensive review on an annual basis for the adequacy of the ALLL and its conformity with regulatory guidelines and pronouncements. The internal audit department also performs a regular review of the detailed supporting schedules for accuracy and reports their findings to the Audit Committee of the Board of Directors. Any recommendations or enhancements from these independent parties are considered by management and the Credit Committee and implemented accordingly.

Management acknowledges that this is a dynamic process and consists of factors, many of which are external and out of management's control, that can change often, rapidly and substantially. The adequacy of the ALLL is based upon estimates using all the information previously discussed as well as current and known circumstances and events. There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 VERSUS THE THREE MONTHS ENDED MARCH 31, 2001

GENERAL

Net income for the three months ended March 31, 2002 was $9.0 million, or $.19 per share, an increase of $2.4 million, or 36.4%, from $6.6 million, or $.14 per share, for the same quarter last year. This increase in net income resulted from a $5.9 million, or 20.8%, increase in net interest income and a $350,000, or 10.3%, increase in noninterest income partially offset by an increase in noninterest expense of $2.6 million, or 12.5%, and an increase in the provision for loan losses of $415,000, or 33.2%.

INTEREST INCOME

Total interest income increased by $440,000, or 0.6%, on a taxable equivalent basis, to $69.7 million primarily because average interest earning assets increased by $430.4 million, or 12.3%, to $3.921 billion, which was partially offset by a decrease in the yield on average interest earning assets to 7.11% from 7.93%. The substantial growth in average interest earning assets was primarily due to the strong internal growth of the Company's existing franchise as well as the investment of funds received from the acquisition of four retail offices in the second fiscal quarter with deposits of approximately $85.0 million. The decrease in the overall yield on interest earning assets from quarter to quarter resulted primarily from the repricing of variable rate assets, as well as the growth of interest earning assets, during a period of declining interest rates.

Interest income on loans receivable increased by $449,000, or 0.8%, to $57.2 million primarily because average loans outstanding increased by $191.9 million, or 6.9%, to $2.963 billion, which was partially offset by a decrease in the average yield on loans to 7.72% from 8.19%. Average loans outstanding increased because of strong loan demand throughout the Company's market area as well as the aforementioned acquisition of four retail offices with loans of approximately $21.9 million. The decrease in average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans in a declining interest rate environment along with the growth in the Company's loan portfolio over the past year at interest rate levels lower than the existing average portfolio rate.

Interest income on mortgage-backed securities decreased by $737,000, or 10.2%, to $6.5 million primarily because of a decrease in the average yield to 5.07% from 6.53% which was partially offset by an increase in the average balance of $69.4 million, or 15.7%, to $512.0 million. The average yield on mortgage-backed securities, approximately 86% of which are variable rate, decreased in response to the significant reduction in short-term interest rates by the Federal Reserve Board over the last twelve months. The average balance increased primarily as a result of investing the funds from the aforementioned deposit growth.

Interest income on investment securities increased by $235,000, or 5.0%, on a taxable equivalent basis, to $4.9 million primarily because the average balance of investment securities increased by $53.3 million, or 22.2%, to $293.1 million which was partially offset by a decrease in the taxable equivalent yield to 6.73% from 7.83%. The increase in the average balance of investment securities was primarily due to the investment of funds generated from the aforementioned deposit growth. The decrease in the taxable equivalent yield was primarily a result of purchasing investment securities in a lower yielding rate environment.

Interest income on interest-earning deposits increased by $597,000, or 272.6%, primarily because the average balance of interest-earning deposits increased by $114.6 million which was partially offset by a decrease in the average yield to 2.50% from 5.46%. The increase in average balance is primarily because the proceeds from the $99.0 million of Trust Preferred Securities issued by the Company is currently invested in overnight federal funds. The decrease in the average yield is a result of the sharp decline in short-term market interest rates over the last twelve months.

INTEREST EXPENSE

Total interest expense decreased by $5.6 million, or 14.0%, to $34.5 million primarily due to a decrease in the average cost of interest-bearing liabilities to 3.81% from 4.97% which was partially offset by an increase in the average balance of interest-bearing liabilities of $391.6 million, or 12.1%, to $3.621 billion. The decrease in the cost of funds resulted from the Company's deposit accounts and borrowing relationships repricing in response to the significant decreases in short-term interest rates orchestrated by the Federal Reserve Board over the last twelve months. Partially offsetting the decrease in short-term interest rates was the effect of the newly issued Trust Preferred Securities which have a weighted average interest rate of 7.78%. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $327.6 million, or 11.1%, in the average balance of deposits, attributed primarily to the growth of existing offices along with new office openings and acquisitions. In addition, the Company issued $99.0 million of Trust Preferred Securities in two separate offerings during the quarter ended December 31, 2001. Partially offsetting these increases in average balances, was a decrease in average borrowed funds of $35.0 million, or 12.1%, to $255.0 million as the Company replaced retail repurchase agreements and FHLB borrowings with deposits.

NET INTEREST INCOME

Net interest income increased by $6.1 million, or 21.0%, on a taxable equivalent basis, to $35.2 million for the three months ended March 31, 2002 compared to $29.1 million for the three months ended March 31, 2001. As previously summarized, this increase in net interest income was attributable to the significant increase in net interest earning assets over the past twelve months coupled with a favorable increase in the Company's net interest margin.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $415,000, or 33.2%, to $1.7 million for the quarter ended March 31, 2002 from $1.2 million for the quarter ended March 31, 2001. Management analyzes the allowance for loan and lease losses as described in the section entitled "Allowance for Loan and Lease Losses." The provision that is recorded is sufficient, in management's judgement, to bring this reserve to a level that reflects the risk inherent in the Company's loan portfolio relative to loan mix, economic conditions and historical loss experience. As part of this analysis, management considered the increase in net charge-offs for the period of $293,000, or 40.2%, to $1.0 million for the three months ended March 31, 2002 compared to $729,000 for the same period last year. In addition, management considered the growth in the total loan portfolio for the current quarter of $20.3 million and the increase in nonperforming loans of $3.1 million, or 23.4%, to $16.1 million at March 31, 2002 from $13.0 million at March 31, 2001.

NONINTEREST INCOME

Noninterest income increased by $350,000, or 10.3%, to $3.7 million for the three months ended March 31, 2002 from $3.4 million for the three months ended March 31, 2001. The Company experienced favorable increases in almost all categories of noninterest income related primarily to the Company's growth. The increase in trust income was primarily due to the addition of the Heritage Trust Company which was acquired in April 2001. Partially offsetting these increases in the current quarter, the Company incurred a $400,000 loss due to the write-down of two trust preferred securities of other financial institutions that it maintains in its "Held-to-Maturity" investment portfolio. This write-down to market value of these "non-rated" securities occurred primarily because of the deteriorating financial performance of the issuers.

NONINTEREST EXPENSE

Noninterest expense increased by $2.6 million, or 12.5%, to $23.4 million for the three months ended March 31, 2002 from $20.8 million for the three months ended March 31, 2001. Almost all major expense categories increased as a result of the significant growth of the Company's retail network and the expansion of its investment management, trust and brokerage services. The amortization of goodwill and intangibles decreased slightly for the quarter because the Company adopted SFAS 142 "Goodwill and Other Intangible Assets," on July 1, 2001 and as a result discontinued the scheduled amortization of goodwill. Adoption of this pronouncement decreased operating expenses for the current quarter by approximately $246,000.

INCOME TAXES

The provision for income taxes for the three months ended March 31, 2002 increased by $817,000, or 26.0%, compared to the same period last year. This increase was primarily due to an increase in net income before tax of $3.1 million, or 31.6%, which was partially offset by a decrease in the effective tax rate to 30.6% for the current fiscal quarter from 32.1% the prior year. This decrease in the effective tax rate was due to an increase in the Company's portfolio of tax- exempt assets.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2002 VERSUS THE NINE MONTHS ENDED MARCH 31, 2001

GENERAL

For the nine months ended March 31, 2002 net income was $26.1 million, or $.55 per share, and was significantly enhanced by the adoption of Statement of Financial Accounting Standards No. 141 "Business Combinations." This pronouncement required that the Company's remaining negative goodwill of approximately $2.2 million be taken into income as a one-time cumulative change in accounting principle. Excluding the effects of this one-time item, net income for the current nine month period would have been $23.9 million, or $.50 per share, an increase of $4.0 million, or 20.1%, from $19.9 million, or $.42 per share, for the same nine month period last year. This increase in net income resulted primarily from a $9.2 million, or 11.0%, increase in net interest income and a $3.1 million, or 31.0%, increase in noninterest income partially offset by an increase in noninterest expense of $7.0 million, or 11.6%, and an increase in the provision for loan losses of $876,000, or 23.8%.

INTEREST INCOME

Total interest income increased by $7.3 million, or 3.6%, on a taxable equivalent basis, to $209.5 million primarily because average interest earning assets increased by $419.6 million, or 12.4%, to $3.792 billion which was partially offset by a decrease in the yield on average interest earning assets to 7.36% from 7.99%. The increase in average interest earning assets was primarily due to the continued strong internal growth of the Company's existing franchise along with the investment of funds received from acquisitions and new office openings. The yield on average interest earning assets decreased as a result of the aforementioned growth occurring during a period of declining market interest rates and the repricing of variable rate assets at these lower interest rates.

Interest income on loans receivable increased by $5.7 million, or 3.4%, to $171.2 million primarily because average loans outstanding increased by $231.3 million, or 8.6%, to $2.909 billion, which was partially offset by a decrease in the average yield on loans to 7.84% from 8.24%. Interest income on mortgage-backed securities decreased by $1.6 million, or 7.3%, to $20.3 million primarily because of a decrease in the average yield to 5.31% from 6.74% which was partially offset by an increase in the average balance of mortgage-backed securities of $76.6 million, or 17.7%, to $509.3 million. Interest income on investment securities increased by $1.5 million, or 11.4%, on a taxable equivalent basis, to $14.7 million primarily because the average balance of investment securities increased by $29.4 million, or 13.0%, to $256.0 million, which was partially offset by a decrease in the average taxable equivalent yield to 7.63% from 7.76%. The current year interest income on investment securities was enhanced by approximately $505,000 due to the exercise of a call option in the quarter ended December 31, 2001 by the issuers of several bonds which had been purchased by the Company at significant discounts. Excluding the income recognized from these discounts, the taxable equivalent yield for the nine months ended March 31, 2002 would have been approximately 7.23%. Interest income on interest-earning deposits increased by $1.9 million primarily because the proceeds from the Company's Trust Preferred Securities issuance increased the average balance of interest-earning deposits by $81.1 million which was partially offset by a decrease in the average yield to 3.37% from 4.88% The changes above in average balances and average yields on interest earning assets for the first nine months of the Company's fiscal year when compared to the prior year were primarily the result of the same factors discussed in the aforementioned analysis for the three months ended March 31, 2002 versus 2001.

INTEREST EXPENSE

Total interest expense decreased by $2.4 million, or 2.1%, to $113.9 million primarily due to a decrease in the average cost of interest-bearing liabilities to 4.32% from 4.98% which was partially offset by an increase in the average balance of interest-bearing liabilities of $404.1 million, or 13.0%, to $3.518 billion. The decrease in the cost of funds resulted from the Company's deposit accounts and borrowing relationships repricing at much lower rates in response to the significant decreases in short-term interest rates orchestrated by the Federal Reserve Board over the last twelve months. Partially offsetting the decrease in short-term interest rates was the effect of the newly issued Trust Preferred Securities which had a weighted average cost of 7.78%. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $379.0 million, or 13.4%, in the average balance of deposits, attributed primarily to the growth of existing offices along with new office openings and acquisitions. In addition, the Company issued $99.0 million of Trust Preferred Securities in two separate offerings during the second fiscal quarter which increased average interest-bearing liabilities outstanding by $42.6 million. Partially offsetting these increases in average balances was a decrease in average borrowed funds of $17.5 million, or 6.3%, to $261.1 million as the Company replaced retail repurchase agreements and FHLB borrowings with deposits.

NET INTEREST INCOME

Net interest income increased by $9.6 million, or 11.2%, on a taxable equivalent basis, to $95.5 million for the nine months ended March 31, 2002 from $85.9 million for the nine months ended March 31, 2001. This increase in net interest income was a result of the substantial increase in net interest earning assets as the Company's net interest margin remained relatively flat.

PROVISION FOR LOAN LOSSES

For the nine months ended March 31, 2002 the provision for loan losses increased by $876,000, or 23.8%, to $4.6 million from $3.7 million for the same period last year. Management analyzes the allowance for loan and lease losses as described in the section entitled "Allowance for Loan and Lease Losses." The provision that is recorded is sufficient, in management's judgement, to bring this reserve to a level that reflects the risk inherent in the Company's loan portfolio relative to loan mix, economic conditions and historical loss experience. As part of this analysis, management considered the increase in net charge-offs for the period of $764,000, or 35.7%, to $2.9 million for the nine months ended March 31, 2002 compared to $2.1 million for the same period last year. In addition, management considered the growth in the total loan portfolio for the current period of $111.9 million and the increase in nonperforming loans of $3.1 million, or 23.4%, to $16.1 million at March 31, 2002 from $13.0 million at March 31, 2001.

NONINTEREST INCOME

For the nine months ended March 31, 2002 noninterest income increased by $3.1 million, or 31.0%, to $13.2 million compared to $10.1 million for the nine months ended March 31, 2001. As mentioned above, this increase in noninterest income was primarily related to the Company's growth both internally and through acquisitions. Trust income increased by $1.1 million for the current nine month period compared to the same period last year primarily as a result of the acquisition of Heritage Trust Company in April 2001. The $451,000 gain on sale of REO for the nine months ended March 31, 2002 compared to a loss of $30,000 for the same period last year is primarily the result of the continued sale of units from a foreclosed townhouse development project near Atlanta, Georgia. Other operating income increased by $482,000, or 66.3%, to $1.2 million for the nine months ended March 31, 2002 from $727,000 for the nine months ended March 31, 2001. In addition to the Company's growth and an increase of approximately $141,000 in brokerage fees other operating income increased as a result of additional third party commissions from the Company's check vendors.

NONINTEREST EXPENSE

For the nine months ended March 31, 2002 noninterest expense increased by $7.0 million, or 11.6%, to $67.6 million compared to $60.6 million for the same period last year. This increase also related primarily to the aforementioned growth of the Company's network of offices and new products and services. The adoption of SFAS 142 eliminated approximately $745,000 of goodwill amortization when comparing the current nine month period ended March 31, 2002 with the same period last year.

INCOME TAXES

For the nine months ended March 31, 2002 the provision for income taxes increased by $377,000, or 3.8%, to $10.2 million compared to $9.8 million for the same period last year. This increase was primarily due to the increase in net income before tax of $4.4 million, or 14.8%, and was partially offset by a decrease in the effective tax rate to 30.0% from 33.1% due to an increase in tax exempt assets.

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

                                                                  Three Months Ended March 31,
                                             ----------------------------------------------------------------------------------
                                                             2002                                       2001
                                             -------------------------------------      ---------------------------------------
                                             AVERAGE.      INTEREST        AVG          AVERAGE        INTEREST        AVG.
                                             BALANCE                     YIELD/         BALANCE                       YIELD
                                                                          COST                                        /COST
                                             -------------------------------------      ---------------------------------------
ASSETS:
-------
Interest earning assets:
  Loans receivable (a) (b)                    $2,962,873       $57,181       7.72%        $2,771,015      $56,732         8.19%
  Mortgage-backed securities (c)              $  512,044       $ 6,491       5.07%        $  442,619      $ 7,228         6.53%
  Investment securities (c) (d) (e)           $  293,072       $ 4,931       6.73%        $  239,783      $ 4,696         7.83%
  FHLB stock                                  $   22,499       $   250       4.44%        $   21,269      $   354         6.66%
  Other interest earning deposits             $  130,658       $   816       2.50%        $   16,047      $   219         5.46%
                                                --------          ----       -----           -------         ----         -----
Total interest earning assets                 $3,921,146       $69,669       7.11%        $3,490,733      $69,229         7.93%
Noninterest earning assets (f)                $  220,448                                  $  181,795
                                                --------                                    --------
TOTAL ASSETS                                  $4,141,594                                  $3,672,528
                                              ==========                                  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest bearing liabilities:
  Savings accounts                            $  591,773       $ 3,853       2.60%        $  418,263      $ 3,293         3.15%
  Now accounts                                $  388,347       $ 1,183       1.22%        $  358,617      $ 1,193         1.33%
  Money market demand accounts                $  355,408       $ 2,231       2.51%        $  191,310      $ 1,751         3.66%
  Certificate accounts                        $1,931,302       $21,918       4.54%        $1,971,055      $29,985         6.09%
  Borrowed funds (g)                          $  255,003       $ 3,380       5.30%        $  290,034      $ 3,921         5.41%
  Guaranteed preferred beneficial interests
  in the Company's junior subordinated
  debentures                                  $   99,000       $ 1,926       7.78%        $        0      $     0         0.00%
                                                 -------        ------       -----                --           --         -----
Total interest bearing liabilities            $3,620,833       $34,491       3.81%        $3,229,279      $40,143         4.97%
Noninterest bearing liabilities               $  224,409                                  $  177,735
                                                --------                                    --------
Total liabilities                             $3,845,242                                  $3,407,014
Shareholders' equity                          $  296,352                                  $  265,514
                                                --------                                    --------
TOTAL LIABILITIES AND  EQUITY                 $4,141,594                                  $3,672,528
                                              ==========                                  ==========
Net interest income/Interest rate spread                       $35,178       3.30%                        $29,086         2.96%
Net interest earning assets/Net interest
 margin                                       $  300,313                     3.59%        $  261,454                      3.33%
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

                                                                  Three months ended March 31, 2002 and 2001
                                                     ---------------------------------------------------------------------
                                                                                                RATE/               NET
                                                        RATE               VOLUME               VOLUME             CHANGE
                                                     --------              ------              -------            --------
Interest earning assets:
  Loans receivable                                   ($3,254)              $3,928               ($225)              $449
  Mortgage-backed securities                         ($1,617)              $1,134               ($254)             ($737)
  Investment securities                                ($662)              $1,044               ($147)              $235
  FHLB stock                                           ($117)                 $20                 ($7)             ($104)
  Other interest earning deposits                      ($119)              $1,564               ($848)              $597
                                                       ------              ------               ------              ----
Total interest earning assets                        ($5,769)              $7,690             ($1,481)              $440

Interest bearing liabilities:
  Savings accounts                                     ($570)              $1,366               ($236)              $560
  Now accounts                                         ($101)                 $99                 ($8)              ($10)
  Money market demand accounts                         ($550)              $1,502               ($472)              $480
  Certificate accounts                               ($7,616)               ($605)               $154            ($8,067)
  Borrowed funds                                        ($76)               ($474)                 $9              ($541)
  Guaranteed preferred beneficial
  interests in the Company's junior
  subordinated debentures                                 $0                   $0              $1,926             $1,926
                                                          --                   --              ------             ------
Total interest bearing liabilities                   ($8,913)              $1,888              $1,373            ($5,652)

Net change in net interest income                     $3,144               $5,802             ($2,854)            $6,092
                                                      ======               ======             ========            ======

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

                                                                      Nine Months Ended March 31,
                                              ---------------------------------------------------------------------------------
                                                              2002                                       2001
                                              ------------------------------------      ---------------------------------------
                                              AVERAGE.      INTEREST          AVG        AVERAGE        INTEREST          AVG.
                                              BALANCE                       YIELD/       BALANCE                         YIELD
                                                                             COST                                        /COST
                                              ------------------------------------      ---------------------------------------
ASSETS:
-------
Interest earning assets:
  Loans receivable (a) (b)                    $2,909,313      $171,156       7.84%        $2,677,988     $165,495         8.24%
  Mortgage-backed securities (c)              $  509,313      $ 20,286       5.31%        $  432,691     $ 21,863         6.74%
  Investment securities (c) (d) (e)           $  256,014      $ 14,650       7.63%        $  226,600     $ 13,189         7.76%
  FHLB stock                                  $   22,499      $    959       5.68%        $   21,269     $  1,129         7.08%
  Other interest earning deposits             $   95,265      $  2,411       3.37%        $   14,219     $    520         4.88%
                                                 -------        ------       -----           -------         ----         -----
Total interest earning assets                 $3,792,404      $209,462       7.36%        $3,372,767     $202,196         7.99%
Noninterest earning assets (f)                $  211,865                                  $  161,510
                                                --------                                    --------
TOTAL ASSETS                                  $4,004,269                                  $3,534,277
                                              ==========                                  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest bearing liabilities:
  Savings accounts                            $  511,427      $ 11,097       2.89%        $  419,957     $ 10,009         3.18%
  Now accounts                                $  383,860      $  3,529       1.23%        $  346,365     $  3,417         1.32%
  Money market demand accounts                $  281,229      $  6,425       3.05%        $  184,902     $  5,121         3.69%
  Certificate accounts                        $2,037,341      $ 79,922       5.23%        $1,883,626     $ 85,148         6.03%
  Borrowed funds (g)                          $  261,101      $ 10,463       5.34%        $  278,620     $ 12,645         6.05%
  Guaranteed preferred beneficial interests
  in the Company's junior subordinated
  debentures                                  $   42,648      $  2,488       7.78%                $0           $0         0.00%
                                                 -------        ------       -----                --           --         -----
Total interest bearing liabilities            $3,517,606      $113,924       4.32%        $3,113,470     $116,340         4.98%
Noninterest bearing liabilities               $  198,894                                  $  163,301
                                                --------                                    --------
Total liabilities                             $3,716,500                                  $3,276,771
Shareholders' equity                          $  287,769                                  $  257,506
                                                --------                                    --------
TOTAL LIABILITIES AND  EQUITY                 $4,004,269                                  $3,534,277
                                              ==========                                  ==========

Net interest income/Interest rate spread                      $ 95,538       3.05%                       $ 85,856         3.01%
Net interest earning assets/Net interest
 margin                                       $  274,798                     3.36%        $  259,297                      3.39%
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

                                                                 Nine months ended March 31, 2002 and 2001
                                                                                                RATE/             NET
                                                       RATE               VOLUME               VOLUME            CHANGE
                                                    ---------            --------             --------          --------
Interest earning assets:
  Loans receivable                                   ($7,948)             $14,295               ($686)           $5,661
  Mortgage-backed securities                         ($4,629)              $3,872               ($820)          ($1,577)
  Investment securities                                ($222)              $1,712                ($29)           $1,461
  FHLB stock                                           ($222)                 $65                ($13)            ($170)
  Other interest earning deposits                      ($160)              $2,964               ($913)           $1,891
                                                       ------              ------               ------           ------
Total interest earning assets                       ($13,181)             $22,908             ($2,461)           $7,266

Interest bearing liabilities:
  Savings accounts                                     ($897)              $2,180               ($195)           $1,088
  Now accounts                                         ($233)                $370                ($25)             $112
  Money market demand accounts                         ($897)              $2,668               ($467)           $1,304
  Certificate accounts                              ($11,256)              $6,949               ($919)          ($5,226)
  Borrowed funds                                     ($1,480)               ($795)                $93           ($2,182)
  Guaranteed preferred beneficial
  interests in the Company's junior
  subordinated debentures                                 $0                   $0              $2,488            $2,488
                                                          --                   --              ------            ------
Total interest bearing liabilities                  ($14,763)             $11,372                $975           ($2,416)
Net change in net interest income                     $1,582              $11,536             ($3,436)           $9,682
                                                      ======              =======            ========            ======

ITEM 3.           MARKET RISK

As a savings bank holding company, the Company's primary market risk is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. This sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company's interest sensitive liabilities typically have repricing periods or maturities of short duration, the Company has attempted to shorten the maturities of its assets by emphasizing the origination of short-term, fixed-rate consumer loans, one-to-four family residential mortgage loans with terms of fifteen years or less and adjustable rate mortgage loans, consumer loans and commercial loans. In addition, the Company has purchased shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.

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

The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at March 31, 2002 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the March 31, 2002 levels.

                                                                               Increase                        Decrease
                                                                       -------------------------        ---------------------
Parallel shift in interest rates over the next 12 months                   1.0%           2.0%           1.0%          2.0%
                                                                        ---------        -------        ------       --------
Projected percentage increase/(decrease) in net income                      3.5%          (7.8%)         17.0%         14.2%
Projected increase/(decrease) in return on average equity                  (1.4%)         (2.6%)          0.0%         (0.3%)
Projected increase/(decrease) in earnings per share                      $ 0.02         ($0.05)        $ 0.12        $ 0.10
Projected percentage increase/(decrease) in market value of equity        (12.8%)        (31.0%)          7.8%         10.6%


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit No. 11 Statement re: computation of per share earnings

                                                            Three Months        Three Months
                                                                Ended              Ended
                                                            March 31,2002      March 31,2001
                                                              -----------       -----------
Net income applicable to common stock                         $ 8,969,011       $ 6,636,469

Weighted-average common shares outstanding                     47,500,025        47,402,220
                                                              -----------       -----------
         Basic earnings per share                             $      0.19       $      0.14
                                                              ===========       ===========
Weighted-average common shares outstanding                     47,500,025        47,402,220

Common stock equivalents due to effect of stock options           519,760           422,969
                                                              -----------       -----------
Total weighted-average common shares and equivalents           48,019,785        47,825,189

         Diluted earnings per share                           $      0.19       $      0.14
                                                              ===========       ===========

                                                                Nine Months         Nine Months
                                                                   Ended               Ended
                                                               March 31,2002       March 31,2001
                                                               -------------       -------------
Reported net income applicable to common stock                $   26,145,028       $19,869,666

Deduct: Cumulative effect of accounting change                $    2,236,918              --
                                                              --------------       -----------

Adjusted net income applicable to common stock                $   23,908,110       $19,869,666

Weighted-average common shares outstanding                        47,459,915        47,383,863

Common stock equivalents due to effect of stock options              484,227           328,711
                                                              --------------       -----------

Total weighted-average common shares and equivalents              47,944,142        47,712,574

BASIC EARNINGS PER SHARE:

Reported net income                                           $         0.55       $      0.42

Deduct: Cumulative effect of accounting change                $         0.05       $      --
                                                              --------------       -----------
Adjusted net income                                           $         0.50       $      0.42
                                                              ==============       ===========
DILUTED EARNINGS PER SHARE:

Reported net income                                           $         0.55       $      0.42

Deduct: Cumulative effect of accounting change                $         0.05       $      --
                                                              --------------       -----------
Adjusted net income                                           $         0.50       $      0.42
                                                              ==============       ===========



         (b) On February 1, 2002 the Company filed a current report on Form 8-K, which included as an exhibit the Company's press release announcing earnings for the fiscal quarter ended December 31, 2001 and restating its earnings for the fiscal quarter ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                        NORTHWEST BANCORP, INC.

Date: May 14, 2002    By: /s/ William J. Wagner
      ------------        -------------------------------------------
                               William J. Wagner
                               President and Chief Executive Officer


Date: May 14, 2002    By: /s/ William W. Harvey, Jr.
      ------------        -------------------------------------------
                               William W. Harvey, Jr.
                               Vice President of Finance