Form 10-K
period 2002-06-30
NORTHWEST BANCORP INC
filed 2002-09-30
CIK 1042064

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Fiscal Year Ended June 30, 2002
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to  _____________________

                           COMMISSION FILE NO. 0-23817

                             NORTHWEST BANCORP, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                      UNITED STATES                            23-2900888
            -------------------------------               ---------------------
             (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)               Identification Number)

        LIBERTY AND SECOND STREETS, WARREN, PENNSYLVANIA              16365
        ------------------------------------------------              -----
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES  X   NO    .
                                       ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

         As of August 31, 2002, there were issued and outstanding 47,566,949 shares of the Registrant's Common Stock, including 35,366,218 shares held by Northwest Bancorp, M.H.C., the Registrant's mutual holding company.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, which amount includes voting stock held by officers and directors, computed by reference to the last sale price on August 31, 2002, as reported by the Nasdaq National Market, was approximately $152.5 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2002 Annual Meeting of Stockholders of the Registrant (Part III).

                                     PART I
                                     ------
ITEM 1.  BUSINESS

GENERAL

         NORTHWEST BANCORP, INC.

         Northwest Bancorp, Inc. is a Federal corporation formed on June 29, 2001, as the successor to a Pennsylvania corporation of the same name. Both the Federal corporation and its Pennsylvania predecessor are referred to as the "Company." The Company became the stock holding company of Northwest Savings Bank (the "Bank") in a transaction (the "Two-Tier Reorganization") that was approved by the Bank's stockholders in December of 1997, and completed in February of 1998. In the Two-Tier Reorganization, each share of the Bank's common stock was converted into and became a share of common stock of the Company, par value $0.10 per share (the "Common Stock"), and the Bank became a wholly-owned subsidiary of the Company. Northwest Bancorp, MHC (the "Mutual Holding Company"), which owned a majority of the Bank's outstanding shares of common stock immediately prior to completion of the Two-Tier Reorganization, became the owner of the same percentage of the outstanding shares of Common Stock of the Company immediately following the completion of the Two-Tier Reorganization. As of June 30, 2002, the primary activity of the Company was the ownership of all of the issued and outstanding common stock of the Bank and of Jamestown Savings Bank ("Jamestown"). Jamestown was formed in November of 1995 as a de novo New York-chartered savings bank headquartered in Jamestown, New York.

         As of June 30, 2002, the Company, through the Bank and Jamestown, operated 126 community banking offices throughout its market area in northwest, southwest and central Pennsylvania, western New York, and eastern Ohio. The Company, through the Bank and its wholly owned subsidiaries, also operates 47 consumer lending offices throughout Pennsylvania and two consumer lending offices in New York. The Company has focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. The Company, directly or through its subsidiaries, also emphasizes the origination of consumer loans, including home equity, second mortgage, education and other consumer loans. To a lesser extent, the Company also originates multifamily residential and commercial real estate loans and commercial business loans.

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

         JAMESTOWN SAVINGS BANK

         Jamestown began operations on November 9, 1995 as a de novo New York-chartered stock savings bank. The bank was organized to engage in the retail savings bank business in the area surrounding Jamestown, New York, which is located in Chautauqua County.

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

         As of June 30, 2002, Jamestown had six offices in western New York.

MARKET AREA

         The Company has been, and intends to continue to be, an independent community-oriented financial institution offering a wide variety of financial services to meet the needs of the communities it serves. The Company is headquartered in Warren, Pennsylvania which is located in the northwestern region of Pennsylvania, and the Company has its highest concentration of deposits and loans in the portion of its office network located in northwestern Pennsylvania. Since the early 1990s, the Company has expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania. As of June 30, 2002, the Company operated in Pennsylvania 116 community banking offices and 47 consumer finance offices located in the counties of Allegheny, Armstrong, Bedford, Berks, Blair, Butler, Cambria, Cameron, Centre, Chester, Clarion, Clearfield, Clinton, Columbia, Crawford, Cumberland, Dauphin, Elk, Erie, Fayette, Forest, Huntingdon, Indiana, Jefferson, Lancaster, Lawrence, Lebanon, Luzerne, Lycoming, McKean, Mercer, Mifflin, Northumberland, Potter, Schuylkill, Tioga, Venango, Warren, Washington, Westmoreland and York. These 41 counties, which comprise 66% of the counties in Pennsylvania, are primarily experiencing a flat to declining growth rate in total population. In addition, like most of Pennsylvania, approximately 40% of the total population is 45 years old or older with approximately 25% of the population under the age of 18. Per capita income in these counties averages approximately $20,500 and the median house value is $74,500. Pennsylvania, like most of the nation, is experiencing an economic slowdown with unemployment rising from 4.6% in May 2001 to 5.7% in May 2002 which is slightly below the national average of approximately 5.8%. Most of the communities the Company serves, while showing improvement, are still dependent on the manufacturing sector which accounts for approximately 15.7% of all Pennsylvania jobs compared to the national average of 13.5%. This sector has been hardest hit by the downturn in the economy and has seen an increase in foreign competition. Bankruptcy filings have also increased with 10.6 out of every 1,000 people in Pennsylvania filing for bankruptcy protection which is below the national average of 13.5 out of every 1,000 people. In addition, the Company operated in Ohio four community banking offices located in the counties of Ashtabula, Geauga and Lake. Through Jamestown, the Company operated in New York six community banking offices located in the counties of Chautauqua, Erie and Cattaraugus. The Company, through the Bank and its subsidiaries, also operates two consumer finance offices in southwestern New York.

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

         In an effort to manage interest rate risk, the Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as adjustable-rate mortgage loans, home equity loans, and education loans, and by originating short-term and medium-term fixed-rate consumer loans. The Company also purchases mortgage-backed securities that generally have adjustable interest rates. Because the Company also originates a substantial amount of long-term fixed-rate mortgage loans collateralized by one- to four-family residential real estate, when possible, such loans are originated and underwritten according to standards that allow the Company to sell them in the secondary mortgage market for purposes of managing interest-rate risk and liquidity. The Company currently sells in the secondary market a limited amount of fixed-rate residential mortgage loans with maturities of more than 15 years, and retains all adjustable-rate mortgage loans and fixed-rate residential mortgage loans with maturities of 15 years or less. The Company is primarily a portfolio lender and at any one time the Company holds only a nominal amount of loans identified as available-for-sale. The Company retains servicing on the mortgage loans it sells and realizes monthly service fee income. The Company generally retains in its portfolio all consumer loans, multifamily residential and commercial real estate loans, and commercial business loans that it originates.

         ANALYSIS OF LOAN PORTFOLIO. Set forth below are selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                                                          AT JUNE 30,
                                   ------------------------------------------------------------------------------------
                                          2002                  2001                  2000                  1999
                                   ------------------     -----------------     -----------------    ------------------
                                    AMOUNT   PERCENT       AMOUNT  PERCENT       AMOUNT  PERCENT      AMOUNT   PERCENT
                                                                             (DOLLARS IN THOUSANDS)
Real estate:
  One- to four-family ..........  $2,056,105     66.9%  $2,005,020     68.7%  $1,836,154     70.9%  $1,718,002     73.8%
  Multifamily and commercial....     304,456      9.9      249,049      8.5      192,897      7.5      152,466      6.6
                                  ----------    -----   ----------    -----   ----------    -----   ----------    -----
  Total real estate loans.......   2,360,561     76.8    2,254,069     77.2    2,029,051     78.4    1,870,468     80.4
Consumer:
  Automobile....................     117,240      3.8       94,475      3.2       72,955      2.8       58,885      2.5
  Home improvement..............     293,865      9.6      260,169      8.9      212,049      8.2      129,960      5.6
  Education loans...............      84,817      2.8       77,753      2.7       70,619      2.7       64,341      2.8
  Loans on savings accounts.....       7,733      0.2        8,923      0.3        8,052      0.3        6,263      0.3
  Other (1).....................     113,570      3.7      134,023      4.6      147,267      5.7      156,034      6.7
                                  ----------    -----   ----------    -----   ----------    -----   ----------    -----
  Total consumer loans .........     617,225     20.1      575,343     19.7      510,942     19.7      415,483     17.9
Commercial business.............      95,968      3.1       89,784      3.1       49,992      1.9       40,039      1.7
                                  ----------    -----   ----------    -----   ----------    -----   ----------    -----
    Total loans receivable, gross  3,073,754    100.0%   2,919,196    100.0%   2,589,985    100.0%   2,325,990    100.0%
                                                -----                 -----                 =====                 =====
Deferred loan fees..............      (2,938)               (2,517)               (1,829)                 (923)
Undisbursed loan proceeds.......     (36,168)              (39,808)              (25,266)              (23,056)
Allowance for loan losses
  (real estate loans)...........     (11,703)              (11,629)              (11,334)              (10,619)
Allowance for loan losses
  (other loans).................     (10,339)               (8,661)               (6,926)               (6,154)
                                   ---------            -----------           ----------            ----------
    Total loans receivable, net.  $3,012,606            $2,856,581            $2,544,630            $2,285,238
                                  ==========            ==========            ==========            ==========

                                         AT JUNE 30,
                                     -------------------
                                           1998
                                     ------------------
                                     AMOUNT     PERCENT
                                     ------     -------
                                   (DOLLARS IN THOUSANDS)
Real estate:
  One- to four-family ..........    $1,368,736     69.4%
  Multifamily and commercial....       128,831      6.5
                                    ----------    -----
  Total real estate loans.......     1,497,567     75.9
Consumer:
  Automobile....................        52,784      2.7
  Home improvement..............       152,036      7.7
  Education loans...............        59,791      3.0
  Loans on savings accounts.....         6,898      0.4
  Other (1).....................        81,586      4.1
                                    ----------    -----
  Total consumer loans .........       353,095     17.9
Commercial business.............       123,188      6.2
                                    ----------    -----
    Total loans receivable, gross    1,973,850    100.0%
                                                  =====
Deferred loan fees..............        (1,357)
Undisbursed loan proceeds.......       (49,435)
Allowance for loan losses
  (real estate loans)...........        (8,103)
Allowance for loan losses
  (other loans).................        (7,666)
                                    ----------
    Total loans receivable, net.    $1,907,289
                                    ==========

---------------------------------------
(1) Consist primarily of automobile loans and secured and unsecured personal loans.


         FIXED- AND ADJUSTABLE-RATE LOANS. Set forth below are selected data regarding the dollar amounts of the Company's total loans represented by fixed- and adjustable-rate loans at the dates indicated.

                                                                                   AT JUNE 30,
                                   ---------------------------------------------------------------------------------------
                                          2002                  2001                  2000                  1999
                                   ------------------     -----------------     -----------------    ------------------
                                    AMOUNT   PERCENT       AMOUNT  PERCENT       AMOUNT  PERCENT      AMOUNT   PERCENT
                                                                  (DOLLARS IN THOUSANDS)
Real estate loans:
  Adjustable....................  $  229,596      7.5%  $  170,054      5.8%  $  108,628      4.2%  $   99,029      4.3%
  Fixed.........................   2,130,965     69.3    2,084,015     71.4    1,920,423     74.2    1,771,439     76.1
                                   ---------   ------   ----------   ------   ----------  -------   ----------  -------
   Total real estate loans......   2,360,561     76.8    2,254,069     77.2    2,029,051     78.4    1,870,468     80.4

Other loans:
  Adjustable....................     225,889      7.3      197,403      6.8      151,177      5.8      132,873      5.7
  Fixed.........................     487,304     15.9      467,724     16.0      409,757     15.8      322,649     13.9
                                   ---------   ------   ----------   ------   ----------  -------   ----------  -------
   Total other loans............     713,193     23.2      665,127     22.8      560,934     21.6      455,522     19.6
                                   ---------   ------   ----------   ------   ----------  -------   ----------  -------
                                  $3,073,754    100.0%  $2,919,196    100.0%  $2,589,985    100.0%  $2,325,990    100.0%
                                   ==========  ======   ==========   ======   ==========  =======   ==========  =======

                                         AT JUNE 30,
                                    -------------------
                                            1998
                                     ------------------
                                       AMOUNT   PERCENT

Real estate loans:
  Adjustable....................    $   55,493      2.8%
  Fixed.........................     1,442,074     73.1
                                    ----------  -------
   Total real estate loans......     1,497,567     75.9

Other loans:
  Adjustable....................       117,100      5.9
  Fixed.........................       359,183     18.2
                                    ----------  -------
   Total other loans............       476,283     24.1
                                    ----------  -------
                                    $1,973,850    100.0%
                                    ==========  =======

         LOAN MATURITY AND REPRICING SCHEDULE. The following table sets forth the maturity or period of repricing of the Company's loan portfolio at June 30, 2002. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

                                                                                              BEYOND
                                         WITHIN          1-2          2-3          3-5           5
                                         1 YEAR         YEARS       YEARS         YEARS        YEARS        TOTAL
                                        ---------    ---------    ---------     --------     --------     ---------
                                                                      (IN THOUSANDS)
Real estate loans:
 One- to four-family residential....... $ 113,050   $   98,833    $  91,506     $187,263     $1,529,285  $2,019,937
 Multifamily and commercial............   100,526       21,760       26,944       94,696         60,530     304,456
Consumer loans.........................   263,235       83,113       73,503      114,740         82,634     617,225
Commercial business loans..............    51,269        7,347        8,938       11,070         17,344      95,968
                                        ---------   ----------    ---------     --------     ----------  ----------
    Total loans........................ $ 528,080   $  211,053    $ 200,891     $407,769     $1,689,793  $3,037,586
                                        =========   ==========    =========     ========     ==========  ==========

         FIXED- AND ADJUSTABLE-RATE LOAN SCHEDULE. The following table sets forth at June 30, 2002, the dollar amount of all fixed-rate and adjustable-rate loans due after June 30, 2003. Adjustable- and floating-rate loans are included in the table based on the contractual due date of the loan.

                                                                         FIXED      ADJUSTABLE     TOTAL
                                                                       ----------   ----------   ---------
                                                                                 (IN THOUSANDS)
Real estate loans:
  One- to four-family residential.................................     $1,877,706   $   37,051   $1,914,757
  Multifamily and commercial......................................        108,153      127,323      235,476
Consumer..........................................................        350,483       91,272      441,755
Commercial........................................................         33,816       39,811       73,627
                                                                       ----------   ----------   ----------
Total.............................................................     $2,370,158   $  295,457   $2,665,615
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

         The Company currently offers adjustable-rate mortgage loans with initial interest rate adjustment periods of one, three and five years, based on changes in a designated market index. The Company determines whether a borrower qualifies for an adjustable-rate mortgage loan based on the fully indexed rate of the adjustable-rate mortgage loan at the time the loan is originated. One- to four-family residential adjustable-rate mortgage loans totaled $42.5 million, or 1.4% of the Company's gross loan portfolio at June 30, 2002.

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

         Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Appraisals are either performed by the Company's in-house appraisal staff or by an appraiser who has been deemed qualified by the Company's chief appraiser. Such regulations permit a maximum loan-to-value ratio of 95% for residential property and 80% for all other real estate loans. The Company's lending policies generally limit the maximum loan-to-value ratio on both fixed-rate and adjustable-rate mortgage loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the real estate that serves as collateral for the loan. The Company makes a limited amount of one- to four-family real estate loans with loan-to-value ratios in excess of 80%. For one- to four-family real estate loans with loan-to-value ratios in excess of 80%, the Company generally requires the borrower to obtain private mortgage insurance on the entire amount of the loan. The Company requires fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing real estate loans made by the Company.

         In the past, the Company purchased loans that are serviced by other institutions and that are secured by one- to four-family residences. At June 30, 2002, the Company's portfolio of loans serviced by others totaled $1.0 million. The Company currently has no formal plans to enter into new loan participations.

         Included in the Company's $2.056 billion of one- to four-family residential real estate loans are construction loans of $53.7 million, or 1.7% of the Company's total loan portfolio. The Company offers fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one- to four-family residences in the Company's market area to builders or to owners who have a contract for construction. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. During the construction phase the loans have a fixed interest rate and convert into either a fixed-rate or an adjustable-rate mortgage loan at the end of the construction period. Advances are made as construction is completed. In addition, the Company originates loans within its market area that are secured by individual unimproved or improved lots. Land loans are currently offered with fixed-rates for terms of up to 10 years. The maximum loan-to-value ratio for the Company's land loans is 75% of the appraised value, and the maximum loan-to-value ratio for the Company's construction loans is 95% of the lower of cost or appraised value.

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

         MULTIFAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Company's multifamily residential real estate loans are secured by multifamily residences, such as rental properties. The Company's commercial real estate loans are secured by nonresidential properties such as hotels, church property, and retail establishments. At June 30, 2002, a significant portion of the Company's multifamily residential and commercial real estate loans were secured by properties located within the Company's market area. The Company's largest multifamily residential real estate loan relationship at June 30, 2002, had a principal balance of $4.9 million, and was collateralized by a condominium project in Allegheny County, Pennsylvania. The Company's largest commercial real estate loan relationship at June 30, 2002, had a principal balance of $9.3 million and was collateralized by nursing home facilities in northwestern, Pennsylvania. Multifamily residential and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates. The terms of each multifamily residential and commercial real estate loan are negotiated on a case-by-case basis. The Company generally makes multifamily residential and commercial real estate loans up to 75% of the appraised value of the property collateralizing the loan.

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

         CONSUMER LOANS. The principal types of consumer loans offered by the Company are adjustable-rate home equity lines of credit and variable-rate education loans, and fixed-rate consumer loans such as second mortgage loans, home equity loans, automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by deposit accounts. Consumer loans are offered with maturities generally of less than ten years. The Company's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less. Such loans are offered on an adjustable-rate basis with terms of up to ten years. At June 30, 2002, the disbursed portion of home equity lines of credit totaled $69.5 million, or 11.3%, of consumer loans, with $116.6 million remaining undisbursed.

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

         COMMERCIAL BUSINESS LOANS. The Company currently offers commercial business loans to existing customers to finance various activities in the Company's market area, some of which are secured in part by additional real estate collateral. The largest commercial business loan relationship had a principal balance of $5.5 million, and was secured by commercial real estate and inventory.

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

         LOAN ORIGINATIONS, SOLICITATION, PROCESSING, AND COMMITMENTS. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, mortgage brokers and walk-in customers. All of the Company's loan originators are salaried employees, and the Company does not pay commissions in connection with loan originations. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an in-house appraiser or an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. A loan processor in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. The Company has a formal loan policy which assigns lending limits to the Company's various loan officers. Also, the Company has a Credit Committee which meets as needed to review and verify that the assigned lending limits are being followed and to monitor the Company's lending policies and the Company's loan activity. The Company has a Senior Loan Committee which has lending authority as designated in the Company's loan policy that is approved by the Board of Directors. Loans exceeding the limits established for the Senior Loan Committee must be approved by the Executive Committee of the Board of Directors or by the entire Board of Directors. The Company's policy is to make no loans either individually or in the aggregate to one entity in excess of $7.5 million without prior approval from the Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Company, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At June 30, 2002, the Company had commitments to originate $74.6 million of loans.

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

         ORIGINATION, PURCHASE AND SALE OF LOANS. The table below shows the Company's originations of loans for the periods indicated.

                                                                              YEARS ENDED JUNE 30,
                                                                       -----------------------------------
                                                                         2002         2001         2000
                                                                       ---------    ---------    ---------
                                                                                 (IN THOUSANDS)

Loans receivable, gross, at beginning of period...................     $2,919,196   $2,589,985   $2,325,990
Originations......................................................        974,413      776,001      629,104
Principal repayments..............................................       (697,427)    (450,120)    (408,837)
Loan purchases including acquisitions.............................         22,945       57,213       46,933
Loan sales and change in undisbursed loan proceeds................       (140,991)     (50,503)      (1,580)
Transfer to REO...................................................         (4,382)      (3,380)      (1,625)
                                                                       ----------   ----------   ----------
    Loans receivable, gross, at end of period.....................     $3,073,754   $2,919,196   $2,589,985
                                                                       ==========   ==========   ==========

         LOAN ORIGINATION FEES AND OTHER INCOME. In addition to interest earned on loans, the Company generally receives loan origination fees. To the extent that loans are originated or acquired for the Company's portfolio, Statement of Financial Accounting Standards No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At June 30, 2002 the Company had $2.9 million of net deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

         In addition to loan origination fees, the Company also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from operations of real estate owned ("REO"). The Company recognized fees and service charges of $11.9 million, $10.0 million and $7.0 million, for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

         LOANS-TO-ONE BORROWER. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At June 30, 2002, the largest aggregate amount loaned by the Company to one borrower totaled $9.3 million and was secured by commercial real estate. The Company's second largest lending relationship totaled $8.1 million and was secured by land and real estate. The Company's third largest lending relationship totaled $5.9 million and was secured by commercial real estate. The Company's fourth largest lending relationship was for $5.5 million and was secured by commercial real estate and inventory. The Company's fifth largest lending relationship totaled $5.2 million and was secured by real estate, marketable securities and business personal property.

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

         LOANS PAST DUE AND NONPERFORMING ASSETS. The following table sets forth information regarding the Company's loans 30 days or more past due, nonaccrual loans 90 days or more past due, and real estate acquired or deemed acquired by foreclosure at the dates indicated. Effective November 1998, the Company changed its policy so that a loan is considered past due if less than 90% of a contractually due payment has been paid. Prior to this change, a loan was considered past due only if no amount had been paid. As a result of this change, the Company recorded a significant increase in the amount of loans which were 90 days or more past due as of June 30, 1999. When a loan is delinquent 90 days or more, the Company fully reserves all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Company did not have any material restructured loans within the meaning of SFAS 15.



                                                                              AT JUNE 30,
                                               -----------------------------------------------------------------------
                                                      2002              2001         2000         1999         1998
                                               ------------------    ---------     --------     --------     ---------
                                               NUMBER     BALANCE
                                                                        (DOLLARS IN THOUSANDS)
Loans past due 30 days to 59 days:
  One- to four-family residential loans.            97    $ 4,068    $ 3,055       $2,030       $3,632       $4,842
  Multifamily and commercial loans......            16      1,278      1,184          806          320           79
  Consumer loans........................           780      3,243      3,439        2,108        3,491        3,632
  Commercial business loans.............             8        165        418          535           --          458
                                               -------    -------    -------       ------       ------       ------
   Total loans past due 30 days to 59 days         901   $  8,754    $ 8,096       $5,479       $7,443       $9,011
                                               -------   --------    -------       ------       ------       ------

Loans past due 60 days to 89 days:
  One- to four-family residential loans.            70   $ 3,478     $ 3,001       $2,205       $4,895       $2,386
  Multifamily and commercial loans......             2       269         248          152          314          219
  Consumer loans........................           393     1,604       1,262          777          957          954
  Commercial business loans.............             2        35         758           47           --          841
                                               -------   -------     -------       ------       ------       ------
   Total loans past due 60 days to 89 days         467   $ 5,386     $ 5,269       $3,181       $6,166       $4,400
                                                ------   -------     -------       ------       ------       ------

Loans past due 90 days or more (1):
  One- to four-family residential loans.           163   $ 7,278    $ 6,874        $5,753       $8,623       $6,013
  Multifamily and commercial loans......            17     2,407      2,296         1,923        2,141          390
  Consumer loans........................         1,055     3,991      3,129         2,459        2,202        1,631
  Commercial business loans.............            19     2,124      5,336           125        3,150          578
                                               -------   -------    -------        ------       ------       ------
   Total loans past due 90 days or more.         1,254   $15,800    $17,635       $10,260      $16,116       $8,612
                                               -------   -------    -------       -------      -------       ------

Total loans 30 days or more past due....         2,622   $29,940    $31,000       $18,920      $29,725      $22,023
                                               =======   =======    =======       =======      =======      =======

Total loans 90 days or more past due (1)         1,254   $15,800    $17,635       $10,260      $16,116      $ 8,612

Total REO...............................            67     5,157      3,697         2,144        3,383        3,506
                                               -------   -------    -------        ------       ------      -------

Total loans 90 days or more past due and REO     1,321   $20,957    $21,332       $12,404      $19,499      $12,118
                                               =======    =======   =======       =======      =======      =======

Total loans 90 days or more past due to
  net loans receivable..................                    0.52%      0.62%         0.40%        0.71%        0.45%
Total loans 90 days or more past due
  and REO to total assets...............                    0.49%      0.55%         0.36%        0.63%        0.47%

------------------------------------
(1) The Company classifies as nonperforming all loans 90 days or more delinquent.

         During the fiscal year ended June 30, 2002, gross interest income of approximately $1.2 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. No interest income on nonaccrual loans was included in income during such period.

         CLASSIFICATION OF ASSETS. The Company's policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as debt and equity securities, considered to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. At June 30, 2002, the Company had 29 loans, with an aggregate principal balance of $17.5 million, designated as special mention.

         The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations. The Company's largest classified assets are also the Company's largest nonperforming assets.

         The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                                              AT JUNE 30,
                                                             --------------------------------------------
                                                               2002              2001             2000
                                                             ---------        ---------         ---------
                                                                              (IN THOUSANDS)
Substandard assets...................................        $38,398          $ 35,011          $ 21,448
Doubtful assets......................................          1,465                33                35
Loss assets..........................................             --               160                20
                                                             -------          --------          --------
   Total classified assets...........................        $39,863          $ 35,204          $ 21,503
                                                             =======          ========          ========


         ALLOWANCE FOR LOAN LOSSES. The loans that have been classified as substandard or doubtful are reviewed by the Credit Review and Administration ("CRA") department for possible impairment under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.

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

         The individual impairment measures along with the estimated range of losses for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to the Credit Committee by the Vice President of CRA on a quarterly basis. The Credit Committee is comprised of members of Senior Management from mortgage, consumer and commercial lending, appraising, administration, finance and the President of the Company. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, discusses lending products, activity, competition and collateral values, as well as economic conditions in general and in each market area of the Company. Based on this review and discussion the appropriate range of the allowance for loan losses is estimated and any adjustments to reconcile the actual allowance for loan losses with this estimate is determined. In addition, the Credit Committee considers if any changes to the methodology are needed. The Credit Committee also reviews and discusses the Company's delinquency trends, nonperforming asset amounts and allowance for loan losses levels and ratios with its peer group as well as state and national statistics. Following the Credit Committee's review and approval, a similar review is performed by the Board of Director's Risk Management Committee.

         In addition to the reviews by the Credit Committee and the Risk Management Committee, regulators from either the FDIC or State Department of Banking perform an extensive review on an annual basis for the adequacy of the allowance for loan losses and its conformity with regulatory guidelines and pronouncements. The internal audit department also performs a regular review of the detailed supporting schedules for accuracy and reports their findings to the Audit Committee of the Board of Directors. Any recommendations or enhancements from these independent parties are considered by management and the Credit Committee and implemented accordingly.

         Management acknowledges that this is a dynamic process and consists of factors, many of which are external and out of management's control, that can change often, rapidly and substantially. The adequacy of the allowance for loan losses is based upon estimates using all the information previously discussed as well as current and known circumstances and events. There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.

         ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                   YEARS ENDED JUNE 30,
                                                        --------------------------------------------------------------------------
                                                             2002            2001          2000            1999          1998
                                                         -----------     -----------    -----------    -----------    -----------
                                                                                        (IN THOUSANDS)
Net loans receivable ...................................  $ 3,012,606    $ 2,856,581    $ 2,544,630    $ 2,285,238    $ 1,907,289
Average loans outstanding ..............................    2,935,629      2,715,012      2,436,260      2,128,480      1,690,412

Allowance for loan losses balance at beginning of period       20,290         18,260         16,773         15,769
                                                                                                                           13,611
Provision for loan losses ..............................        6,360          5,347          4,149          3,629          4,072
Charge-offs:
  Real estate loans ....................................         (292)          (176)          (289)          (514)          (132)
  Consumer loans .......................................       (4,452)        (3,528)        (2,987)        (3,049)        (2,384)
  Commercial loans .....................................         (569)          (158)          --             (101)          --
                                                          -----------    -----------    -----------    -----------    -----------
   Total charge-offs ...................................       (5,313)        (3,862)        (3,276)        (3,664)        (2,516)
                                                          -----------    -----------    -----------    -----------    -----------
Recoveries:
  Real estate loans ....................................           63             32             75            367           --
  Consumer loans .......................................          382            453            481            470            393
  Commercial loans .....................................           23             60             33             61           --
                                                          -----------    -----------    -----------    -----------    -----------
   Total recoveries ....................................          468            545            589            898            393
Acquired through acquisition ...........................          237           --               25            141            209
                                                          -----------    -----------    -----------    -----------    -----------
  Allowance for loan losses balance at end of period ...  $    22,042    $    20,290    $    18,260    $    16,773    $    15,769
                                                          ===========    ===========    ===========    ===========    ===========

Allowance for loan losses as a percentage of net
  loans receivable .....................................         0.73%          0.71%          0.72%          0.73%          0.83%
Net charge-offs as a percentage of average
  loans outstanding ....................................         0.17%          0.12%          0.11%          0.13%          0.13%
Allowance for loan losses as a percentage of
  nonperforming loans ..................................       139.51%        115.06%        177.97%        104.08%        183.10%
Allowance for loan losses as a percentage
  of nonperforming loans and REO .......................       105.18%         95.12%        147.21%         86.02%        130.13%

         ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated.

                                                                AT JUNE 30,
                                   ---------------------------------------------------------------------------
                                            2002                    2001                    2000
                                   ----------------------    ---------------------    -----------------------
                                                   % OF                    % OF                     % OF
                                                  TOTAL                     TOTAL                   TOTAL
                                    AMOUNT      LOANS (1)    AMOUNT       LOANS (1)   AMOUNT       LOANS (1)
                                   -------      ---------    ------       --------    -------      ----------
Balance at end of period
  applicable to:
Real estate loans ...........      $11,703         76.8%    $11,629         77.2%    $11,334         78.4%
Consumer loans ..............        8,855         20.1       6,682         19.7       5,976         19.7
Commercial business loans ...        1,484          3.1       1,979          3.1         950          1.9
                                   -------        -----     -------        -----     -------        -----
Total allowance for loan loss      $22,042        100.0%    $20,290        100.0%    $18,260        100.0%
                                   =======        =====     =======        =====     =======        =====

                                                      AT JUNE 30,
                                  ---------------------------------------------
                                            1999                   1998
                                  -----------------------    -------------------
                                                  % OF                   % OF
                                                  TOTAL                  TOTAL
                                   AMOUNT       LOANS (1)    AMOUNT    LOANS (1)
                                  -------       ---------    ------    ---------
Balance at end of period
  applicable to:
Real estate loans.........        $ 10,619         80.4%    $  8,103      75.9%
Consumer loans............           5,318         17.9        4,957      17.9
Commercial business loans.             836          1.7        2,709       6.2
                                  --------        -----      -------     ------
Total allowance for loan loss     $ 16,773        100.0%    $ 15,769     100.0%
                                  ========        ======    ========     ======

------------------------------
(1)  Represents percentage of loans in each category to total loans.

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

                                                                                   YEARS ENDED JUNE 30,
                                                                      ---------------------------------------------
                                                                         2002              2001             2000
                                                                       ---------        ---------         ---------
                                                                                        (IN THOUSANDS)

Mortgage-backed securities balance at beginning of period (1).         $ 504,274        $ 420,177         $ 348,257
Purchases.....................................................           160,665          114,926            96,320
Sales.........................................................                --          (11,127)               --
Securities acquired by business combination...................                --               --                --
Increase (decrease) in market value of securities available for sale       4,519            5,725            (5,308)
Principal payments and amortization of premiums and discounts.          (144,857)         (25,427)          (19,092)
                                                                       ---------        ---------         ---------
Mortgage-backed securities balance at end of period (1).......         $ 524,601        $ 504,274         $ 420,177
                                                                       =========        =========         =========
Investment securities balance at beginning of period (2)......         $ 226,636        $ 205,562         $ 240,230
Purchases.....................................................           177,778           68,982            26,108
Sales.........................................................           (50,647)          (3,985)          (29,934)
Securities acquired by business combination...................                --               --                --
Increase (decrease) in market value of securities available for sale         154            7,012            (6,075)
Writedowns....................................................              (400)              --                --
Maturities and amortization of premiums and discounts.........           (45,896)         (50,935)          (24,767)
                                                                       ---------        ---------         ---------
Investment securities balance at end of period (2)............         $ 307,625        $ 226,636         $ 205,562
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

                                                                                        AT JUNE 30,
                                                              -----------------------------------------------------------------
                                                                      2002                  2001                  2000
                                                              -------------------  --------------------    --------------------
                                                              AMORTIZED   MARKET    AMORTIZED    MARKET    AMORTIZED     MARKET
                                                                COST       VALUE      COST       VALUE       COST         VALUE
                                                             ---------  ---------  ---------    ---------  ---------    ---------
                                                                                       (IN THOUSANDS)

Mortgage-backed securities held to maturity:
  Fixed-rate pass through certificates ..................    $  3,663    $  3,713    $  3,379    $  3,387    $  1,298    $  1,311
  Variable-rate pass through certificates ...............      52,278      52,426       4,743       4,834       5,967       5,967
  Fixed-rate collateralized mortgage obligations ("CMOs")       8,318       8,494       2,284       2,373          --          --
  Variable-rate CMOs ....................................     199,601     200,179     198,934     194,356     132,901     128,197
                                                             --------    --------    --------    --------    --------    --------
    Total mortgage-backed securities held to maturity ...     263,860     264,812     209,340     204,950     140,166     135,475
                                                             --------    --------    --------    --------    --------    --------

Mortgage-backed securities available for sale:
  Fixed-rate pass through certificates ..................    $ 61,502    $ 63,974    $ 72,522    $ 74,038    $ 84,487    $ 82,772
  Variable-rate pass through certificates ...............      12,958      13,040      15,148      15,252      30,670      29,862
  Fixed-rate collateralized mortgage obligations ("CMOs")      35,315      35,685           3           3           8           8
  Variable-rate CMOs ....................................     145,335     148,042     206,149     205,641     169,459     167,369
                                                             --------    --------    --------    --------    --------    --------
    Total mortgage-backed securities available for sale .     255,110     260,741     293,822     294,934     284,624     280,011
                                                             --------    --------    --------    --------    --------    --------
    Total mortgage-backed securities ....................     518,970     525,553    $503,162    $499,884    $424,790    $415,486
                                                             --------    --------    ========    ========    ========    ========

Investment securities held to maturity:
  U.S. Government and agency ............................    $ 18,040    $ 20,156    $ 34,518    $ 35,819    $ 35,993    $ 34,588
  Municipal securities ..................................      65,274      65,759      50,641      50,388      31,848      27,850
  Corporate debt issues .................................      49,329      48,164      44,832      42,215      29,749      24,451
                                                             --------    --------    --------    --------    --------    --------
    Total investment securities held to maturity ........    $132,643    $134,079    $129,991    $128,422    $ 97,590    $ 86,889
                                                             ========    ========    ========    ========    ========    ========
Investment securities available for sale:
  U.S. Government and agency ............................    $ 23,604    $ 23,952    $ 27,220    $ 27,793    $ 50,970    $ 50,593
  Municipal securities ..................................      77,742      78,011      57,538      57,588      55,810      51,387
  Corporate debt issues .................................       1,476       1,333         986         905         985         949
  Equity securities and mutual funds ....................      68,228      71,686       7,123      10,359       3,441       5,043
                                                             --------    --------    --------    --------    --------    --------
    Total investment securities available for sale ......    $171,050    $174,982    $ 92,867    $ 96,645    $111,206    $107,972
                                                             ========    ========    ========    ========    ========    ========

         ISSUERS OF MORTGAGE-BACKED SECURITIES. The following table sets forth information regarding the issuers and the carrying value of the Company's mortgage-backed securities held to maturity and mortgage-backed securities available for sale.

                                                                                        AT JUNE 30,
                                                                       --------------------------------------------
                                                                         2002              2001             2000
                                                                       ---------        ---------         ---------
                                                                                      (IN THOUSANDS)
Mortgage-backed securities:
   FNMA................................................................$ 193,814        $ 210,548         $ 149,780
   GNMA...........................................................        76,412           91,535           103,537
   FHLMC..........................................................       235,344          181,500           146,309
   Other (non-agency).............................................        19,031           20,691            20,551
                                                                       ---------        ---------         ---------
     Total mortgage-backed securities.............................     $ 524,601        $ 504,274         $ 420,177
                                                                       =========        =========         =========

         INVESTMENT PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for the Company's investment securities and mortgage-backed securities portfolios at June 30, 2002. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.



                                                                                   AT JUNE 30, 2002
                                                                 ---------------------------------------------------
                                                                   ONE YEAR OR LESS          ONE TO FIVE YEARS
                                                                 ----------------------   -----------------------
                                                                            ANNUALIZED                 ANNUALIZED
                                                                             WEIGHTED                   WEIGHTED
                                                                 AMORTIZED   AVERAGE       AMORTIZED    AVERAGE
                                                                    COST      YIELD           COST        YIELD
                                                                 ---------  ----------     ---------    ----------

Investment securities held to maturity:
  U.S. Government and agency obligations .....................    $   --         --%        $    --           --%
  Municipal securities .......................................        --         --             100         5.25
  Corporate debt issues ......................................        --         --           1,019        11.51
                                                                 ---------  ----------     ---------    ----------

   Total investment securities held
        to maturity ..........................................    $   --         --%        $ 1,119        10.95%

Investment securities available for sale:
  U.S. Government and agency obligations .....................    $  5,501      6.08%       $ 10,974        5.25%
  Equity securities and mutual funds .........................        --          --              --          --
  Municipal securities .......................................         100      5.30              --          --
  Corporate debt issues ......................................        --          --              --          --
                                                                 ---------  ----------     ---------    ----------
   Total investment securities available
         for sale ............................................    $  5,601      6.07%       $ 10,974       5.25%

Mortgage-backed securities held to maturity:
  Pass-through certificates ..................................    $ 52,278      4.72%       $     --         --%
  CMOs .......................................................     199,601      3.98              --         --
                                                                 ---------  ----------     ---------    ----------
   Total mortgage-backed securities held
    to maturity ..............................................    $251,879      4.13%       $     --        --%
Mortgage-backed securities available for sale:
  Pass through certificates ..................................    $ 12,989      4.68%       $  1,873      6.86%
  CMOs .......................................................     145,335      4.22               1     10.15
                                                                 ---------  ----------     ---------    ----------
   Total mortgage-backed securities available
   for sale ..................................................    $158,324      4.26%       $  1,874      6.86%
                                                                 ---------  ----------     ---------    ----------

Total investment securities and mortgage-backed
  securities .................................................    $415,804      4.21%       $ 13,967      5.92%
                                                                  ========      ====        ========      ====



                                                                                  AT JUNE 30, 2002
                                                                 ---------------------------------------------------
                                                                    FIVE TO TEN YEARS      MORE THAN TEN YEARS
                                                                 -----------------------  -----------------------
                                                                               ANNUALIZED              ANNUALIZED
                                                                                WEIGHTED                WEIGHTED
                                                                 AMORTIZED       AVERAGE    AMORTIZED    AVERAGE
                                                                   COST           YIELD        COST       YIELD
                                                                 -----------   ---------- ----------  ----------
                                                                        DOLLARS IN THOUSANDS
Investment securities held to maturity:
  U.S. Government and agency obligations .....................       $ 10,013      7.14%     $  8,027     7.51%
  Municipal securities .......................................             --        --        65,174     5.08
  Corporate debt issues ......................................             --        --        48,310     8.15
                                                                     --------     -----      --------    -----
   Total investment securities held
        to maturity ..........................................       $ 10,013      7.14%     $121,511     6.46%

Investment securities available for sale:
  U.S. Government and agency obligations .....................       $  7,129      5.18%     $    --        --%
  Equity securities and mutual funds .........................             --        --        68,228     3.45
  Municipal securities .......................................            498      4.95        77,144     5.13
  Corporate debt issues ......................................             --        --         1,476     4.21
                                                                     --------     -----      --------    -----
   Total investment securities available
         for sale ............................................       $  7,627      5.16%     $146,848     4.34%

Mortgage-backed securities held to maturity:
  Pass-through certificates ..................................       $     --        --%     $  3,663     6.95%
  CMOs .......................................................             --        --         8,318     5.61
                                                                     --------     -----      --------    -----
   Total mortgage-backed securities held
    to maturity ..............................................       $     --        --%     $ 11,981     6.02%
Mortgage-backed securities available for sale:
  Pass through certificates ..................................       $  1,184      6.02%     $ 58,414     7.06%
  CMOs .......................................................          5,725      5.46        29,589     5.61
                                                                     --------     -----      --------    -----
   Total mortgage-backed securities available
   for sale ..................................................       $  6,909      5.56%     $ 88,003     6.57%
                                                                     --------     -----      --------    -----

Total investment securities and mortgage-backed
  securities .................................................       $ 24,549      6.08%     $368,343     5.63%
                                                                     ========     =====      ========    =====



                                                                       AT JUNE 30, 2002
                                                                 ----------------------------------
                                                                               TOTAL
                                                                  ---------------------------------
                                                                                         ANNUALIZED
                                                                   AMOR-                  WEIGHTED
                                                                   TIZED      MARKET      AVERAGE
                                                                    COST       VALUE       YIELD
                                                                   ------     -------    ----------
Investment securities held to maturity:
  U.S. Government and agency obligations .....................   $  18,040     $ 20,156     7.30%
  Municipal securities .......................................      65,274       65,759     5.08
  Corporate debt issues ......................................      49,329       48,164     8.22
                                                                  --------     --------     ----
   Total investment securities held
        to maturity ..........................................    $132,643     $134,079     6.55%

Investment securities available for sale:
  U.S. Government and agency obligations .....................     $23,604     $ 23,952     5.42%
  Equity securities and mutual funds .........................      68,228       71,686     3.45
  Municipal securities .......................................      77,742       78,011     5.13
  Corporate debt issues ......................................       1,476        1,333     4.21
                                                                  --------     --------     ----
   Total investment securities available
         for sale ............................................    $171,050      174,982     4.49%

Mortgage-backed securities held to maturity:
  Pass-through certificates ..................................    $ 55,941     $ 56,139     4.87%
  CMOs .......................................................     207,919      208,673     4.05
                                                                  --------     --------     ----
   Total mortgage-backed securities held
    to maturity ..............................................    $263,860     $264,812     4.22%
Mortgage-backed securities available for sale:
  Pass through certificates ..................................    $ 74,460     $ 77,014     6.62%
  CMOs .......................................................     180,650      183,727     4.49
                                                                  --------     --------     ----
   Total mortgage-backed securities available
   for sale ..................................................    $255,110     $260,741     5.11%
                                                                  --------     --------     ----
Total investment securities and mortgage-backed
  securities .................................................    $822,663     $834,614     4.93%
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

                  The following table sets forth the savings activities of the Company for the periods indicated.

                                                             YEARS ENDED JUNE 30,
                                                ------------------------------------------
                                                  2002              2001           2000
                                                ----------      ----------      ----------
                                                                (IN THOUSANDS)
Balance at beginning of period ...........      $3,264,940      $2,886,509      $2,463,711
Net savings activity .....................          88,883         131,763          18,222
Net checking activity ....................          49,913           2,019          43,240
Deposits acquired ........................          84,960         137,941         270,810
                                                ----------      ----------      ----------
     Net increase before interest credited         223,756         271,723         332,272
Interest credited ........................         104,426         106,708          90,526
                                                ----------      ----------      ----------
     Net increase in deposits ............         328,182         378,431         422,798
                                                ----------      ----------      ----------
         Balance at end of period ........      $3,593,122      $3,264,940      $2,886,509
                                                ==========      ==========      ==========


                  The following table sets forth the dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                                                         AT JUNE 30,
                                     ------------------------------------------------------------------------------------------
                                                        2002                                        2001
                                     ------------------------------------------    -----------------------------------------
                                       BALANCE       PERCENT (1)      RATE (2)      BALANCE        PERCENT (1)     RATE (2)
                                     ----------      ----------     ----------     ----------      ----------     ----------
                                                                      (DOLLARS IN THOUSANDS)
Savings accounts ..............      $  698,336           19.44%          2.62%    $  455,031           13.94%          3.17%
Checking accounts .............         605,582           16.85           0.86        522,580           16.00           0.96
Money market accounts .........         407,974           11.35           2.71        208,220            6.38           3.69
Certificates of deposit:
     Maturing within 1 year ...       1,046,783           29.14           3.80      1,691,033           51.79           6.02
     Maturing 1 to 3 years ....         542,222           15.09           4.39        313,697            9.61           5.79
     Maturing more than 3 years         292,225            8.13           5.02         74,379            2.28           6.02
                                     ----------      ----------     ----------     ----------      ----------     ----------
     Total certificates .......       1,881,230           52.36           4.16      2,079,109           63.68           5.99
                                     ----------      ----------     ----------     ----------      ----------     ----------
Total deposits ................      $3,593,122          100.00%          3.14%    $3,264,940          100.00%          4.65%
                                     ==========      ==========     ==========     ==========      ==========     ==========
                                                    AT JUNE 30,
                                      ---------------------------------------
                                                         2000
                                      ---------------------------------------
                                       BALANCE        PERCENT (1)   RATE (2)
                                      ----------      ----------   ----------
Savings accounts ..............       $  432,908           15.00%        3.22%
Checking accounts .............          470,183           16.29         0.93
Money market accounts .........          183,257            6.35         3.63
Certificates of deposit:
     Maturing within 1 year ...        1,042,401           36.11         5.24
     Maturing 1 to 3 years ....          660,620           22.89         6.23
     Maturing more than 3 years           97,140            3.36         5.93
                                      ----------      ----------   ----------
     Total certificates .......        1,800,161           62.36         5.64
                                      ----------      ----------   ----------
Total deposits ................       $2,886,509          100.00%        4.38%
                                      ==========      ==========   ==========

----------------------------------------------------------------
(1)  Represents percentage of total deposits.
(2)  Represents weighted average nominal rate at fiscal year end.

         TIME DEPOSIT RATES. The following table sets forth the time deposits in the Company classified by rates as of the dates indicated:

                                                                    AT JUNE 30,
                                                 -----------------------------------------------
                                                     2002                2001           2000
                                                 ------------       -----------     -----------

                   RATE                                            (IN THOUSANDS)

Less than 2.00%...............................   $     24,433       $        --     $        --
2.00 - 2.99%..................................        431,963               301              --
3.00 - 3.99%..................................        410,835            79,616           4,485
4.00 - 4.99%..................................        579,715           330,509         322,494
5.00 - 5.99%..................................        233,925           428,362         911,908
6.00 - 6.99%..................................        171,645         1,124,205         546,796
7.00 - 7.99%..................................         28,653           116,052          14,417
8.00% or greater..............................             64                64              61
                                                 ------------       -----------     -----------
    Total.....................................   $  1,881,230       $ 2,079,109     $ 1,800,161
                                                 ============       ===========     ===========



         TIME DEPOSIT MATURITIES. The following table sets forth the amount and maturities of time deposits at June 30, 2002.

                                                                   AMOUNT DUE
                             ----------------------------------------------------------------------------
                              LESS THAN          1-2              2-3           AFTER 3
                              ONE YEAR          YEARS            YEARS          YEARS         TOTAL
                             ----------      ----------      ----------      ----------      ----------
RATE
                                                               (IN THOUSANDS)
Less than 2.00% .......      $   24,426      $        7      $     --        $     --        $   24,433
2.00 - 2.99% ..........         403,763          28,067              17             116         431,963
3.00 - 3.99% ..........         233,491         114,849          61,597             898         410,835
4.00 - 4.99% ..........         173,198         149,013          75,575         181,929         519,715
5.00 - 5.99% ..........          52,338          41,138          35,848         104,601         233,925
6.00 - 6.99% ..........         146,086           9,230          12,462           3,864         171,642
7.00 - 7.99% ..........          13,481           2,004          12,351             817          28,653
8.00% or greater ......              --              64              --              --              64
                             ----------      ----------      ----------      ----------      ----------
Total .................      $1,046,783      $  344,372      $  197,850      $  292,225      $1,881,230
                             ==========      ==========      ==========      ==========      ==========




         LARGE CERTIFICATES OF DEPOSIT MATURITIES. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2002.

                                                            CERTIFICATES
MATURITY PERIOD                                              OF DEPOSIT
---------------                                              ----------
                                                           (IN THOUSANDS)


  Three months or less ................................      $ 59,864
  Three through six months ............................        46,989
  Six through twelve months ...........................        52,134
  Over twelve months ..................................       130,443
                                                             --------
       Total ..........................................      $289,430
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

                                                                       DURING THE YEAR ENDED JUNE 30,
                                                                     ----------------------------------
                                                                      2002           2001          2000
                                                                    --------       --------      --------
                                                                            (DOLLARS IN THOUSANDS)
FHLB-Pittsburgh borrowings:
         Average balance outstanding .........................      $237,907       $247,291       $264,130
         Maximum outstanding at end of any month during period       243,547        304,583        411,370
         Balance outstanding at end of period ................       235,500        245,552        201,602
         Weighted average interest rate during period ........          5.47%          5.84%          5.53%
         Weighted average interest rate at end of period .....          5.35%          5.36%          5.90%

Reverse repurchase agreements:
         Average balance outstanding .........................      $ 12,798       $ 24,059       $ 27,627
         Maximum outstanding at end of any month during period        19,568         28,997         35,215
         Balance outstanding at end of period ................        17,166         24,165         31,463
         Weighted average interest rate during period ........          2.82%          6.14%          5.50%
         Weighted average interest rate at end of period .....          1.98%          4.47%          6.38%

Other borrowings:
         Average balance outstanding .........................      $  6,571       $  7,208       $  8,100
         Maximum outstanding at end of any month during period         6,647         10,315         10,054
         Balance outstanding at end of period ................         6,594          6,495          6,876
         Weighted average interest rate during period ........          6.63%          7.03%          6.55%
         Weighted average interest rate at end of period .....          6.63%          6.65%          6.55%

Total borrowings:
         Average balance outstanding .........................      $257,276       $278,558       $299,857
         Maximum outstanding at end of any month during period       269,603        339,531        447,281
         Balance outstanding at end of period ................       259,260        276,212        239,941
         Weighted average interest rate during period ........          5.37%          5.90%          5.55%
         Weighted average interest rate at end of period .....          5.16%          5.31%          5.98%


COMPETITION

                  The Company's market area in Pennsylvania, western New York and eastern Ohio has a large concentration of financial institutions, some of which are significantly larger and have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. As a result, the Company encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations, and credit unions in its market area, and the Company expects continued strong competition from such financial institutions in the foreseeable future. The Company's market area includes offices of several commercial banks that are substantially larger than the Company in terms of state-wide deposits. The Company competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services.

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

SUBSIDIARY ACTIVITIES


                  The Company has four subsidiaries: the Bank and Jamestown, as well as Northwest Capital Trust I and Northwest Bancorp Trust I, all of which are wholly-owned. The Bank has five wholly owned subsidiaries, Great Northwest Corporation, Northwest Financial Services, Inc., Northwest Consumer Discount Company, Inc., Allegheny Services, Inc., and Northwest Capital Group, Inc. Jamestown has no subsidiaries. For financial reporting purposes all of these companies are included in the consolidated financial statements of the Company.

         During fiscal 2002 the Company formed two wholly owned Delaware statutory business trusts, Northwest Capital Trust I and Northwest Bancorp Statutory Trust I. These trusts were formed solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company and engage in other activities that are incidental to those previously listed.

         Northwest Capital Trust I is a wholly owned Delaware statutory business trust. The sole activity of this Trust was the issuance of 2,760,000 of 8.75% Cumulative Trust Preferred Securities through a public offering on November 30, 2001 (liquidation value of $25 per preferred security or $69,000,000) with a stated maturity date of December 31, 2031. At June 30, 2002, the Company had an equity investment in Northwest Capital Trust I of $2.1 million. For the fiscal year ended June 30, 2002 Northwest Capital Trust I reported no net income.

         Northwest Bancorp Statutory Trust I is the second wholly owned Delaware statutory business trust formed by the Company during the 2002 fiscal year. The sole activity of this Trust was the issuance of 30,000 Cumulative Trust Preferred Securities to a pooled vehicle through a private transaction on December 18, 2001 (liquidation value of $1,000 per preferred security or $30,000,000) with a stated maturity date of December 23, 2031. At June 30, 2002, the Company had an equity investment in Northwest Bancorp Statutory Trust I of $928,000, and for the fiscal year ended June 30, 2002, Northwest Bancorp Statutory Trust I reported no net income.

         Great Northwest's sole activity is holding equity investments in government-assisted low-income housing projects in various locations in the Company's market area. At June 30, 2002, the Bank had an equity investment in Great Northwest of $3.7 million. For the fiscal year ended June 30, 2002, Great Northwest had net income of $548,000 generated primarily from federal low-income housing tax credits.

         Northwest Financial Services' principal activity is the operation of retail brokerage activities for the Company. It also maintains an investment in land acquired by foreclosure and the ownership of the common stock of several financial institutions. In addition, Northwest Financial Services also holds an equity investment in one government assisted low-income housing project and owns 100% of the stock in Rid-Fed, Inc. At June 30, 2002, the Bank had an equity investment in Northwest Financial Services of $6.5 million, and for the fiscal year ended June 30, 2002, Northwest Financial Services had net income of $563,000.

         Northwest Consumer Discount Company operates 47 consumer finance offices throughout Pennsylvania and operates two consumer finance offices in New York State as a separate subsidiary doing business therein as Northwest Finance Company. At June 30, 2002, the Bank had an equity investment in Northwest Consumer Discount Company of $15.1 million and the net income of Northwest Consumer Discount Company for the fiscal year ended June 30, 2002 was $1.8 million. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreation vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Company adds a general provision on a regular basis to its consumer loan loss allowance, based on general economic conditions and prior loss experience.

         Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through the Bank's wholesale lending business. In addition, this Company has loans to both Northwest Savings Bank and Northwest Consumer Discount Company. At June 30, 2002 the Bank had an equity investment in Allegheny Services, Inc. of $466.1 million, and for the fiscal year ended June 30, 2002, Allegheny Services, Inc. had net income of $16.4 million.

         Northwest Capital Group's principal activity is the development and sale of a timeshare project in Honolulu, Hawaii which was acquired by deed in lieu of foreclosure in 1997. At June 30, 2002 the Bank had an equity investment of $26,000 in Northwest Capital Group and for the fiscal year ended June 30, 2002 Northwest Capital Group reported no net income.

         Rid-Fed, Inc., a wholly owned subsidiary of Northwest Financial Services, has as its sole activity a commercial real estate loan to Northwest Capital Group. At June 30, 2002 Northwest Financial Services had an equity investment of $1.1 million in Rid-Fed, Inc. and for the fiscal year ended June 30, 2002 Rid-Fed, Inc. reported no net income.

         Northwest Finance Company, Inc. is a wholly owned subsidiary of Northwest Consumer Discount Company. Northwest Finance Company operates two consumer finance offices in Jamestown and Fredonia, New York. As of June 30, 2002, Northwest Consumer Discount Company's equity investment in Northwest Finance Company was $(119,000). For the year ended June 30, 2002, Northwest Finance Company had a net loss of $19,000.

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

PERSONNEL

         As of June 30, 2002, the Company and its wholly owned subsidiaries had 1,227 full-time and 289 part-time employees. None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

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

         As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations are able to convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves are subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six year period beginning in fiscal 1997. However, because the Company met the minimum level of mortgage lending test (i.e., the Company's level of mortgage lending activity (re-financings and home equity loans excluded) exceeded its average mortgage lending activity for the six years preceding fiscal 1997 and 1998, adjusted for inflation), the Company was able to suspend its tax bad debt recapture for the 1997 and 1998 tax years. During each of the fiscal years 1999, 2000, 2001 and 2002, the Company recaptured into taxable income approximately $1.3 million of the post-1987 bad debt reserves. At June 30, 2002, the Company had a balance of approximately $2.6 million of bad debt reserves in retained income that is subject to recapture equally over the next two years under this legislation.

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

LOANS-TO-ONE BORROWER LIMITATION

         Under federal regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an "unsecured" basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Company's internal policy, however, is to make no loans either individually or in the aggregate to one entity in excess of $7.5 million without prior approval from the Board of Directors.

PROMPT CORRECTIVE ACTION

         Under federal regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of June 30, 2002, the Bank and Jamestown were "well-capitalized institutions" for this purpose.

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

THE USA PATRIOT ACT

         In response to the events of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

         - Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

         - Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

         - Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

         - Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

         - Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

HOLDING COMPANY REGULATION

         Generally. Federal law allows a state savings bank, such as the Bank, that qualifies as a "Qualified Thrift Lender," discussed below, to elect to be treated as a savings association for purposes of the savings and loan company provisions of the HOLA. Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Company and the Mutual Holding Company have made such election by converting from a Pennsylvania corporation and a Pennsylvania mutual holding company to a Federal corporation and Federal mutual holding company, respectively, effective June 30, 2001. The Company and the Mutual Holding Company are savings and loan holding companies within the meaning of the HOLA. As such, the Company and the Mutual Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Holding Company and any nonsavings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, the Company and the Mutual Holding Company are generally not subject to state business organizations laws.

         Permitted Activities. Pursuant to Section 10(o) of the HOLA and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company, such as the Company, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company;
(viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. In addition, a Federal mutual holding company may engage in any activities permissible for a financial holding company under Section 4(k) of the Bank Holding Company Act and regulations of the Federal Reserve Board thereunder, including underwriting debt and equity securities, insurance agency and underwriting, and merchant banking. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

         The HOLA prohibits a savings and loan holding company, including the Company and the Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of more than 5% of the voting stock of another savings institution or savings and loan holding company without the prior approval of the OTS, and from acquiring or retaining control of an any depository institution that is not FDIC-insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

         Qualified Thrift Lender Test. To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), both the Bank and Jamestown Savings bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, each of the Bank and Jamestown Savings Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. As of June 30, 2002 the Bank and Jamestown Savings Bank met the Qualified Thrift Lender test.

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

SARBANES-OXLEY ACT OF 2002

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Company's results of operations or financial condition.

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

DIVIDENDS

         The Company's ability to pay dividends depends, to a large extent, upon the Bank's ability to pay dividends to the Company. The Banking Code of the Commonwealth of Pennsylvania states, in part, that dividends may be declared and paid by the Bank only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to capital. The Bank has not declared or paid any dividends which caused the Bank's retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due to the FDIC. At June 30, 2002, the Bank's retained earnings exceeded required capital by $146.7 million and the Bank was not in default of any assessment due the FDIC.

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

         The statute of limitations is open for potential examinations by the Internal Revenue Service for the tax years ended June 30, 1999 through June 30, 2002.

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

ITEM 2.  PROPERTIES

         As of June 30, 2002, the Company conducted its business through its main office located in Warren, Pennsylvania, 115 other full-service offices throughout its market area in northwest, southwest and central Pennsylvania, six offices in southwestern New York, and four offices in eastern Ohio. The Company and its wholly owned subsidiaries also operated 47 consumer finance offices located throughout Pennsylvania and two consumer lending office in New York. At June 30, 2002, the Company's premises and equipment had an aggregate net book value of approximately $55.4 million.

         Listed below is the location of each of the Company's community banking offices.


                                  PENNSYLVANIA

Austin, Potter Co.
   --   21 Turner Street

Bellefonte, Centre Co.
   --   117 North Allegheny Street

Bradford (4), McKean Co.
   --   Bradford Mall - 1001 E. Main Street
   --   33 Main Street
   --   85 West Washington Street
   --   950 E. Main Street

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

Clearfield, Clearfield Co.
   --   1200 Old Town Road

Columbia, Lancaster Co.
   --   350 Locust Street

Coudersport, Potter Co.
   --   302 N. East Street

Corry, Erie Co.
   --   150 North Center Street

Cranberry, Venango Co.
   --   Cranberry Mall

Ebensburg, Cambria Co.
   --   176 Lovell Avenue

Edinboro, Erie Co.
   --   Walmart, 108 Washington Towne Blvd

Elizabethtown, Lancaster Co.
   --   2296 South Market Street

Emporium, Cameron Co.
   --   2 East Fourth Street

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

Johnsonburg (2), Elk Co.
   --   553 Market Street
   --   Johnsonburg Plaza, Route 219

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

Schaefferstown, Lebanon Co.
   --   Dutch-Way Shopping Mall
        Route 501 North

Sheffield, Warren Co.
   --   101 South Main Street

Shinglehouse, Potter Co.
   --   105 West Academy Street

Sligo, Clarion Co.
   --   1613 Bald Eagle Street

Smethport, McKean Co.
   --   428 Main Street

Smithfield, Huntingdon Co.
   --   Fairgrounds Road & Pennsylvania Avenue

Springboro, Crawford Co.
   --   105 South Main Street

St. Marys (2), Elk Co.
   --   39 South St. Marys Street
   --   St. Mary's Plaza
        824 Million Dollar Highway

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

Valencia, Butler Co.
   --   1421 Pittsburgh Road

Volant, Lawrence Co.
   --   Main Street

Wampum, Lawrence Co.
   --   342 Main Street

Warren (3), Warren Co.
   --   Warren Mall
        1666 Market Street Ext.
   --   125 Ludlow Street
   --   Liberty Street at Second Avenue

Washington (2), Washington Co.
   --   Walmart, 30 Trinity Point Drive
   --   Shop-n-Save, 125 West Beau Street

Wattsburg, Erie Co.
   --   14457 Main Street

Weedville, Elk Co.
   --   Bennetts Valley, Rt. 555

Wellsboro (2), Tioga Co.
   --   61 Main Street
   --   16 Main Street

Westfield, Tioga Co.
   --   100 East Main Street

Westmont, Cambria Co.
   --   Lyter and Entrance Drive

Wrightsville, York Co.
   --   120 North 4th Street

York (3), York Co.
   --   Queensgate Shopping Center
        2220 South Queens Street
   --   Stonybrook Plaza
        3649 East Market Street
   --   1700 Roosevelt Avenue

        NEW YORK

Jamestown (2) Chautauqua Co. NY
   --   23 West Third Street
   --   768 Foote Avenue

Lakewood, Chautauqua Co. NY
   --   311 East Fairmount Avenue

Mayville, Chautauqua Co. NY
   --   29 S. Erie Street

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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET FOR COMMON STOCK AND RELATED MATTERS

         The Company's common stock is listed on the Nasdaq National Market under the symbol "NWSB." As of June 30, 2002, the Company had 19 registered market makers, 4,174 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 47,549,659 shares outstanding. As of such date, the Mutual Holding Company held 35,366,218 shares of common stock and stockholders other than the Mutual Holding Company held 12,183,441 shares. The following table sets forth market price and dividend information for the Company's common stock. Information is presented for each quarter of the previous two fiscal years.

                  FISCAL YEAR ENDED                                                          CASH DIVIDENDS
                     JUNE 30, 2002                            HIGH               LOW           DECLARED
                  ------------------                      -------------    -------------     -------------
                  First quarter                           $  12.100        $    9.700        $   0.06
                  Second quarter                             11.940             9.700            0.06
                  Third quarter                              12.800            10.981            0.06
                  Fourth quarter                             14.950            11.800            0.06


                   FISCAL YEAR ENDED                                                        CASH DIVIDENDS
                     JUNE 30, 2001                            HIGH               LOW           DECLARED
                  ------------------                      -------------    -------------     -------------
                  First quarter                           $   9.000        $    6.500        $   0.04
                  Second quarter                             10.375             6.938            0.04
                  Third quarter                              13.000             8.000            0.04
                  Fourth quarter                             11.500             8.820            0.04

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

                                                                             AT JUNE 30,
                                                   -------------------------------------------------------------
                                                     2002          2001         2000         1999         1998
                                                   ---------    ---------    ---------    ---------     --------
SELECTED CONSOLIDATED FINANCIAL CONDITION DATA:                              (IN THOUSANDS)
Total assets.....................................  $4,301,246   $3,852,831   $3,407,292   $3,078,832   $2,562,584
Investment securities held-to-maturity...........     132,643      129,991       97,590      118,307       83,021
Investment securities available-for-sale.........     174,982       96,645      107,972      121,923      121,192
Mortgage-backed securities held-to-maturity......     263,860      209,340      140,166      135,557      110,241
Mortgage-backed securities available-for-sale....     260,741      294,934      280,011      212,700      195,523
Loans receivable net:
   Real estate.................................     2,309,752    2,200,115    1,990,622    1,835,870    1,449,428
   Consumer....................................       608,370      568,661      504,966      410,165      348,096
   Commercial..................................        94,484       87,805       49,042       39,203      109,765
     Total loans receivable, net...............     3,012,606    2,856,581    2,544,630    2,285,238    1,907,289
Deposits.......................................     3,593,122    3,264,940    2,886,509    2,463,711    2,022,503
Advances from FHLB and other borrowed funds....       259,260      276,212      239,941      348,915      289,706
Shareholders' equity...........................       312,351      275,713      247,888      233,657      217,879


                                                                        YEARS ENDED JUNE 30,
                                                   -------------------------------------------------------------
                                                     2002          2001         2000         1999         1998
                                                   ---------   ----------    ---------    ---------     --------
SELECTED CONSOLIDATED OPERATING DATA:                                        (IN THOUSANDS)
Total interest income............................  $  274,500   $  269,430   $  239,724   $  206,593    $ 175,762
Total interest expense...........................     147,255      157,322      132,099      114,911       95,203
                                                   ----------   ----------   ----------   ----------    ---------
   Net interest income...........................     127,245      112,108      107,625       91,682       80,559
Provision for loan losses........................       6,360        5,347        4,149        3,629        4,072
                                                   ----------   ----------   ----------   ----------    ---------
   Net interest income after provision
       for loan losses                                120,885      106,761      103,476       88,053       76,487
                                                   ----------   ----------   ----------   ----------    ---------
Noninterest income...............................      18,173       15,054       11,271        6,010        7,947
Noninterest expense..............................      91,671       82,339       73,634       63,110       50,318
                                                   ----------   ----------   ----------   ----------    ---------
Income before income tax expense and cumulative
    effect of accounting change..................      47,387       39,476       41,113       30,953       34,116
Income tax expense...............................      13,742       12,699       13,910       10,914       12,995
Minority interest in net loss of subsidiary......          --           --           --            3          201
                                                   ----------   ----------   ----------   ----------    ---------
Income before cumulative effect of
   accounting change.............................      33,645       26,777       27,203       20,042       21,322
Cumulative effect of accounting change...........       2,237           --           --           --           --
                                                   ----------   ----------   ----------   ----------    ---------
     Net income..................................  $   35,882   $   26,777   $   27,203   $   20,042    $  21,322
                                                   ==========   ==========   ==========   ==========    =========
Basic per share amounts:
   Income before cumulative effect of
      accounting change........................    $     0.71         0.57         0.58         0.42         0.46
   Cumulative effect of accounting change......          0.05           --           --           --           --
                                                   ----------   ----------   ----------   ----------    ---------
   Net income..................................    $     0.76   $     0.57   $     0.58   $     0.42    $    0.46
                                                   ==========   ==========   ==========   ==========    =========
Diluted per share amounts:
   Income before cumulative effect of
      accounting change.........................   $     0.70   $     0.56   $     0.57    $    0.42    $    0.45
   Cumulative effect of accounting change......          0.05           --           --           --           --
                                                   ----------   ----------   ----------   ----------    ---------
   Net income..................................    $     0.75   $     0.56   $     0.57   $     0.42    $    0.45
                                                   ==========   ==========   ==========   ==========    =========

                                                                  AT OR FOR THE YEAR ENDED JUNE 30,
                                                   -------------------------------------------------------------
                                                     2002          2001         2000         1999         1998
                                                   ---------    ---------    ---------    ---------     --------
KEY FINANCIAL RATIOS AND OTHER DATA:

Return on average assets (net income divided
   by average total assets)......................     0.88%         0.75%        0.83%        0.71%        0.94%
Return on average equity (net income divided by
   average equity)...............................    12.24         10.25        11.39         8.86        10.29
Average capital to average assets................     7.19          7.27         7.29         8.01         9.14
Capital to total assets..........................     7.26          7.16         7.28         7.59         8.50
Net interest rate spread (average yield on
    interest-earning assets less average cost
     of interest-bearing liabilities)............     3.08          2.97         3.26         3.20         3.34
Net interest margin (net interest income as a
   percentage of average interest-earning assets)     3.38          3.35         3.54         3.49         3.72
Noninterest expense to average assets ...........     2.25          2.29         2.25         2.23         2.22
Net interest income to noninterest expense.......     1.39x         1.36x        1.46x        1.45x        1.60x
Nonperforming loans to net loans receivable......     0.52          0.62         0.40         0.71         0.45
Nonperforming assets to total assets.............     0.49          0.55         0.36         0.63         0.47
Allowance for loan losses to nonperforming loans.   139.51        115.06       177.97       104.08       183.10
Allowance for loan losses to net loans receivable     0.73          0.71         0.72         0.73         0.83
Average interest-earning assets to average
   interest-bearing liabilities..................     1.08x         1.08x        1.07x        1.07x        1.09x
Number of:
   Full-service offices..........................      126           118          106           94           71
   Consumer finance offices......................       49            45           43           36           34

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this document contains forward-looking statements. The forward-looking statements contained in the following sections are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed. Readers should not place undue reliance on these forward-looking statements, as they reflect management's analysis as of the date of this report. The Company has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and current reports filed on Form 8-K.

FINANCIAL CONDITION

         GENERAL. Total assets increased by $448.4 million, or 11.6%, to $4.301 billion at June 30, 2002 from $3.853 billion at June 30, 2001. This increase was funded primarily by a $328.2 million increase in deposits, the issuance of $99.0 million of trust preferred securities and net income of $35.9 million. Total assets increased by $445.5 million, or 13.1%, to $3.853 billion at June 30, 2001 from $3.407 billion at June 30, 2000. This increase was funded primarily by a $378.4 million increase in deposits, a $36.3 million increase in borrowed funds and net income of $26.8 million. The additional funds received in both fiscal years 2002 and 2001 were used to increase loans receivable and marketable securities.

         INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS. Interest-earning deposits in other financial institutions increased by $108.1 million to $153.1 million at June 30, 2002 from $45.0 million at June 30, 2001. This increase is due to the Company increasing its liquidity position as part of its asset and liability management strategy in preparation for possible rising interest rates. Interest-earning deposits in other financial institutions increased by $36.5 million to $45.0 million at June 30, 2001 from $8.5 million at June 30, 2000 as a result of significant deposit activity during the last several weeks of the fiscal year. The balances in these accounts fluctuate daily based on the net cash flow from the Company's activities.

         INVESTMENT SECURITIES. Investment securities increased by $81.0 million, or 35.7%, to $307.6 million at June 30, 2002 from $226.6 million at June 30, 2001. This increase resulted from the investment of funds received from the growth in deposits as well as the proceeds received from the trust preferred offerings. Investment securities increased by $21.0 million, or 10.2%, to $226.6 million at June 30, 2001 from $205.6 million at June 30, 2000. This increase was primarily due to the investment of funds received from both internal deposit growth and branch acquisitions.

         MORTGAGE-BACKED SECURITIES. Mortgage-backed securities increased by $20.3 million, or 4.0%, to $524.6 million at June 30, 2002 from $504.3 million at June 30, 2001. This increase resulted from the investment of funds received from the growth in deposits as well as the proceeds received from the trust preferred offerings. Mortgage-backed securities increased by $84.1 million, or 20.0%, to $504.3 million at June 30, 2001 from $420.2 million at June 30, 2000.
This increase was primarily due to the investment of funds received from both internal deposit growth and branch acquisitions.

         LOANS RECEIVABLE. Net loans receivable increased by $156.0 million, or 5.5%, to $3.013 billion at June 30, 2002 from $2.857 billion at June 30, 2001. This increase resulted primarily from loan growth across the Company's market area as well as the purchase of approximately $21.9 million of loans as part of the acquisition of four retail offices during the current fiscal year. Net loans receivable increased by $312.0 million, or 12.3%, to $2.857 billion at June 30, 2001 from $2.545 billion at June 30, 2000. This increase also resulted primarily from strong loan demand throughout the Company's market area as well as the purchase of approximately $57.2 million of loans as part of the November 2000 purchase of nine retail offices.

         BANK-OWNED LIFE INSURANCE. In June 2002, the Company purchased $50.0 million of insurance on the lives of a certain group of key employees. The investment returns from such policies will be used to offset the increase in employee benefit costs such as healthcare. The cash surrender value of these policies is included in other assets on the consolidated statements of financial condition and any increases in the cash surrender value are recorded as other noninterest income on the consolidated statements of income.

         DEPOSITS. Deposits increased by $328.2 million, or 10.1%, to $3.593 billion at June 30, 2002 from $3.265 billion at June 30, 2001. This increase was primarily due to deposit growth throughout the Company's market area as well as the successful integration and strong growth of de novo offices opened during the year. In addition, the acquisition of four retail offices during the current fiscal year contributed deposits of approximately $85.0 million. Deposits increased by $378.4 million, or 13.1%, to $3.265 billion at June 30, 2001 from $2.887 billion at June 30, 2000. This increase was primarily due to normal deposit growth in existing offices as well as the successful integration and growth of recently opened offices. In addition, the acquisition of nine retail offices in November 2000 contributed deposits of approximately $138.0 million.

         BORROWINGS. Borrowings decreased by $16.9 million, or 6.1%, to $259.3 million at June 30, 2002 from $276.2 million at June 30, 2001, as the Company utilized a portion of the aforementioned deposit growth to replace retail repurchase agreements and reduce its borrowings from the Federal Home Loan Bank of Pittsburgh. Borrowings increased by $36.3 million, or 15.1%, to $276.2 million at June 30, 2001 from $239.9 million at June 30, 2000. This increase resulted from the Company utilizing its borrowing relationship with the FHLB to fund asset growth in an effort to increase net interest income.

         TRUST PREFERRED SECURITIES. During the quarter ended December 31, 2001, the Company issued $99.0 million of Trust Preferred Securities in two separate offerings through its newly formed and wholly owned Delaware statutory business trusts, Northwest Capital Trust I and Northwest Bancorp Statutory Trust I. The first involved the issuance of $69.0 million of 8.75% Cumulative Trust Preferred Securities through a public offering on November 30, 2001 (liquidation amount $25 per preferred security). This security trades on the Nasdaq Stock Market under the symbol NWSBP. The second offering of $30.0 million was sold in a private transaction to a pooled investment vehicle on December 18, 2001 with a floating rate of interest equal to three month LIBOR plus 3.60%, reset quarterly. The trust-preferred securities qualify as regulatory Tier 1 capital and the cash distributions are tax deductible. The Company will use the proceeds from these issues for general corporate purposes, including capital contributions to its banking subsidiaries to support their growth strategies.

         SHAREHOLDERS' EQUITY. Shareholders' equity increased by $36.7 million, or 13.3%, to $312.4 million at June 30, 2002 from $275.7 million at June 30, 2001. This increase was primarily due to net income of $35.9 million which was partially offset by the declaration of common stock dividends in the amount of $2.9 million. The remaining net increase was the result of the Company recording a net unrealized gain in the value of securities available for sale of $3.0 million due to the decrease in short-term market interest rates. Shareholders' equity increased by $27.8 million, or 11.2%, to $275.7 million at June 30, 2001 from $247.9 million at June 30, 2000. This increase was primarily due to net income of $26.8 million which was partially offset by the declaration of common stock dividends in the amount of $7.6 million. The remaining net increase was the result of the Company recording a net unrealized gain in the value of securities available for sale of $8.3 million due to the decrease in short-term market interest rates.

RESULTS OF OPERATIONS

         GENERAL. The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on the Company's interest-earning assets, consisting primarily of loans, mortgage-backed securities and other investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, borrowed funds, and trust-preferred securities. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. Also contributing to the Company's earnings is noninterest income which consists primarily of service charges, fees related to insurance and investment management and trust services, and gains and losses on sale of assets. Interest income and noninterest income are offset by a provision for loan losses, general administrative and other expenses, including employee compensation and benefits, occupancy and equipment costs, as well as by state and federal income tax expense.

         For the fiscal year ended June 30, 2002 net income was $35.9 million, or $.75 per diluted share, and was significantly enhanced by the adoption of Statement of Financial Accounting Standards No. 141, "Business Combinations." This pronouncement required that the Company's remaining negative goodwill of approximately $2.2 million be taken into income as a one-time cumulative change in accounting principle. Excluding the effects of this one-time item, net income for the current fiscal year would have been $33.6 million, or $.70 per diluted share, an increase of $6.8 million, or 25.4%, from $26.8 million, or $.56 per diluted share, for the prior fiscal year ended June 30, 2001. This increase in net income resulted primarily from a $15.1 million, or 13.5%, increase in net interest income and a $3.1 million, or 20.5%, increase in noninterest income partially offset by an increase in noninterest expense of $9.4 million, or 11.4%, and an increase in the provision for loan losses of $1.1 million, or 20.8%. Net income for the fiscal year ended June 30, 2001 was $26.8 million, or $.56 per diluted share, a decrease of $426,000, or 1.6%, from $27.2 million, or $.57 per diluted share, for the prior fiscal year ended June 30, 2000. This decrease in net income resulted from an increase in noninterest expense of $8.7 million, or 11.8%, and an increase in the provision for loan losses of $1.2 million, or 29.3% partially offset by a $4.5 million, or 4.2%, increase in net interest income and a $3.8 million, or 33.6%, increase in noninterest income.

         INTEREST INCOME. Total interest income increased by $5.8 million, or 2.1%, on a taxable equivalent basis, to $277.8 million for the fiscal year ended June 30, 2002 from $272.0 million for the fiscal year ended June 30, 2001. This increase was primarily due to an increase in average interest earning assets of $434.4 million, or 12.7%, to $3.859 billion from $3.424 billion, which was partially offset by a decrease in the yield on average interest earning assets to 7.20% from 7.94%. The increase in average interest earning assets was primarily due to the continued strong internal growth of the Company's existing funding sources along with the investment of funds received from acquisitions and new office openings. The yield on average interest earning assets decreased as a result of the aforementioned growth occurring during a period of declining market interest rates and the repricing of variable rate assets at these lower interest rates. Total interest income increased by $30.0 million, or 12.4%, on a taxable equivalent basis, to $272.0 million for the fiscal year ended June 30, 2001 from $242.0 million for the fiscal year ended June 30, 2000. This increase in interest income was primarily attributable to a $320.5 million, or 10.3%, increase in average interest-earning assets to $3.424 billion from $3.104 billion. Also contributing to this increase in interest income was an increase in the taxable equivalent yield on average interest-earning assets to 7.94% from 7.80%. The increase in average interest-earning assets was primarily due to strong internal growth and the investment of funds received from the acquisition of retail offices with average deposits of approximately $150.0 million. The increase in the overall yield on interest earning assets resulted primarily from the aforementioned growth occurring during a period of higher long-term interest rates which increased the yields on both fixed rate mortgages and long-term fixed rate investment securities.

         Interest income on loans receivable increased by $5.6 million, or 2.5%, to $228.3 million for the year ended June 30, 2002 from $222.7 million for the year ended June 30, 2001. This increase resulted primarily because average loans outstanding increased by $220.6 million, or 8.1%, to $2.936 billion from $2.715 billion, which was partially offset by a decrease in the average yield on loans to 7.78% from 8.20%. Average loans outstanding increased because of strong loan demand throughout the Company's market area as well as the aforementioned acquisition of four retail offices with loans of approximately $21.9 million. The decrease in average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans in a declining interest rate environment along with the growth in the Company's loan portfolio over the past year at interest rate levels lower than the existing average portfolio rate. Interest income on loans receivable increased by $26.1 million, or 13.3%, to $222.7 million for the year ended June 30, 2001 from $196.6 million for the year ended June 30, 2000. This increase was primarily due to a $278.8 million, or 11.4%, increase in average loans outstanding to $2.715 billion from $2.436 billion. Also contributing to the increase in loan interest income was an increase in the yield on average loans to 8.20% from 8.07%. Average loans receivable increased primarily because of strong loan demand throughout the Company's market area as well as the acquisition of retail offices over the past twelve months with average loans of approximately $48.0 million. The increase in average yield resulted primarily from the growth in the Company's loan portfolio at interest rate levels higher than the existing average portfolio rate.

         Interest income on mortgage-backed securities decreased by $2.7 million, or 9.2%, to $26.5 million for the year ended June 30, 2002 from $29.2 million for the year ended June 30, 2001. This decrease occurred primarily because of a decrease in the average yield to 5.18% from 6.58% which was partially offset by an increase in the average balance of $69.0 million, or 15.6%, to $512.0 million from $443.0 million. The average yield on mortgage-backed securities, approximately 86% of which are variable rate, decreased in response to the significant reduction in short-term market interest rates during calendar 2001. The average balance increased primarily as a result of investing the funds from the aforementioned deposit growth. Interest income on mortgage-backed securities increased by $2.0 million, or 7.4%, to $29.2 million for the year ended June 30, 2001 from $27.2 million for the year ended June 30, 2000. This increase was primarily due to an increase in the average balance of mortgage-backed securities of $28.5 million, or 6.9%, to $443.0 million from $414.5 million, combined with an increase in the average yield to 6.58% from 6.57%. The average balance increased primarily as a result of investing the funds received from the aforementioned acquisition of retail offices. The slight change in the average yield on mortgage-backed securities, 86% of which are variable rate, reflects the increase in short-term market interest rates during the first six months of the fiscal year ended June 30, 2001.

         Interest income on investment securities increased by $574,000, or 3.2%, on a taxable equivalent basis, to $18.3 million for the year ended June 30, 2002 from $17.7 million for the year ended June 30, 2001. This increase resulted primarily because the average balance of investment securities increased by $42.1 million, or 18.4%, to $270.6 million from $228.5 million, which was partially offset by a decrease in the taxable equivalent yield to 6.76% from 7.76%. The increase in the average balance of investment securities was primarily due to the investment of funds generated from the aforementioned deposit growth. The decrease in the taxable equivalent yield was primarily a result of purchasing investment securities in a lower yielding rate environment. Interest income on investment securities increased by $1.8 million, or 11.3%, on a taxable equivalent basis, to $17.7 million for the year ended June 30, 2001 from $15.9 million for the year ended June 30, 2000. This increase resulted primarily from an increase in the average taxable equivalent yield to 7.76% from 7.24% combined with a $9.4 million, or 4.3%, increase in the average balance of investment securities to $228.5 million from $219.1 million. These increases resulted from the investment of the proceeds received from the aforementioned acquisition of retail offices and from maturing bonds primarily into higher yielding municipal bonds and trust preferred securities of other institutions.

         Interest income on interest-earning deposits increased by $2.6 million, or 298.2%, to $3.5 million for the year ended June 30, 2002 from $877,000 for the year ended June 30, 2001. This increase occurred primarily because the average balance of interest-earning deposits increased by $101.4 million to $117.8 million from $16.4 million, which was partially offset by a decrease in the average yield to 2.96% from 5.36%. The increase in average balance is primarily because the proceeds from the $99.0 million of Trust Preferred Securities issued by the Company are currently invested in overnight federal funds. The Company has increased its liquidity position as part of its asset and liability management strategy to be able to take advantage of possible rising interest rates. The decrease in the average yield is a result of the sharp decline in short-term market interest rates over the last eighteen months. Interest income on interest-earning deposits decreased by $3,000, or 0.3%, to $877,000 for the year ended June 30, 2001 from $880,000 for the year ended June 30, 2000. This decrease resulted primarily from a decrease in the average yield to 5.36% from 6.54% partially offset by an increase in the average balance of interest-earning deposits by $2.9 million, or 21.5%, to $16.4 million from $13.5 million. The volatility in the average yield and average balance is largely influenced by the timing as to when the Company begins to earn interest on its daily deposits and the float experienced on checks issued.

         INTEREST EXPENSE. Total interest expense decreased by $10.0 million, or 6.4%, to $147.3 million for the fiscal year ended June 30, 2002 from $157.3 million for the year ended June 30, 2001. This decrease was primarily due to a decrease in the average cost of interest-bearing liabilities to 4.12% from 4.97% which was partially offset by an increase in the average balance of interest-bearing liabilities by $411.0 million, or 13.0%, to $3.575 billion from $3.164 billion. The decrease in the cost of funds resulted from the Company's deposit accounts and borrowing relationships repricing at much lower rates in response to the significant decreases in short-term market interest rates during calendar 2001. Partially offsetting the decrease in short-term interest rates was the effect of the newly issued Trust Preferred Securities which had a weighted average cost of 7.81%. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $375.5 million, or 13.0%, in the average balance of deposits, attributed primarily to the growth of existing offices along with new office openings and acquisitions. In addition, the Company issued $99.0 million of Trust Preferred Securities in two separate offerings during the second fiscal quarter which increased average interest-bearing liabilities outstanding by $56.7 million. Partially offsetting these increases in average balances was a decrease in average borrowed funds of $21.3 million, or 7.6%, to $257.3 million from $278.6 million as the Company replaced retail repurchase agreements and FHLB borrowings with deposits. Total interest expense increased by $25.2 million, or 19.1%, to $157.3 million for the year ended June 30, 2001 from $132.1 million for the year ended June 30, 2000. This increase resulted primarily from an increase in the average balance of interest-bearing liabilities by $254.9 million, or 8.8%, to $3.164 billion for the year ended June 30, 2001 from $2.909 billion for the year ended June 30, 2000. In addition, the average cost of interest-bearing liabilities increased to 4.97% from 4.54%. The increase in average interest-bearing liabilities resulted from an increase of $276.2 million, or 10.6%, in the average balance of deposits, attributed primarily to the acquisition and opening of new offices along with the internal growth of existing offices. Partially offsetting this increase in deposits was a decrease in average borrowed funds of $21.3 million, or 7.1%, to $278.8 million for the year ended June 30, 2001 from $299.9 million for the year ended June 30, 2000. The Company utilized a portion of its deposit growth to repay borrowed funds. The overall increase in the average cost of funds resulted primarily from increases in the interest rates on term deposits over the last two years in response to significant increases in short-term market interest rates during that time period. These deposits had not yet repriced in response to recent decreases in short-term market interest rates. In addition, the average cost of borrowings increased to 5.90% from 5.55% as these fixed-rate fixed-term borrowings were not affected by the decreases experienced in short-term market interest rates over the last six months of the Company's fiscal year ended June 30, 2001.

         NET INTEREST INCOME. Net interest income increased by $15.9 million, or 13.9%, on a taxable equivalent basis, to $130.6 million for the fiscal year ended June 30, 2002 compared to $114.7 million for the fiscal year ended June 30, 2001. As previously summarized, this increase in net interest income was attributable to the significant increase in net interest earning assets over the past twelve months coupled with a favorable increase in the Company's net interest margin. The Company was also able to improve its net interest rate spread as the cost of funds on short-term interest bearing liabilities decreased by more than the yield on interest earning assets in response to lower market interest rates. Net interest income increased by $4.8 million, or 4.4%, on a taxable equivalent basis, to $114.7 million for the year ended June 30, 2001 from $109.9 million for the year ended June 30, 2000. This increase in net interest income was attributable to the significant increase in net interest earning assets as the Company's interest rate spread decreased to 2.97% from 3.26% in response to higher short-term market interest rates and an inverted yield curve during the fiscal year ended June 30, 2001.

         PROVISION FOR LOAN LOSSES. The provision for loan losses increased by $1.0 million, or 18.9%, to $6.4 million for the year ended June 30, 2002 from $5.3 million for the year ended June 30, 2001. Management analyzes the allowance for loan losses as described in the section "Allowance for Loan Losses." The provision that is recorded is sufficient, in management's judgement, to bring this reserve to a level that reflects the risk inherent in the Company's loan portfolio relative to loan mix, current economic conditions and historical loss experience. As part of this analysis, management considered the increase in net charge-offs of $1.5 million, or 46.1%, to $4.8 million for the year ended June 30, 2002 from $3.3 million for the year ended June 30, 2001. In addition, management considered the growth in the total loan portfolio for the current year of approximately $156 million and the increase in classified assets of approximately $4.7 million, or 13.2%, to $39.9 million for the year ended June 30, 2002 from $35.2 million for the year ended June 30, 2001. The provision for loan losses increased by $1.2 million, or 29.3%, to $5.3 million for the year ended June 30, 2001 from $4.1 million for the year ended June 30, 2000. In recording this provision, management considered the increase in net charge-offs of $630,000, or 23.4%, to $3.3 million for the year ended June 30, 2001 from $2.7 million for the year ended June 30, 2000. In addition, management considered the growth in the total loan portfolio of approximately $312 million and the increase in nonperforming loans of $7.4 million, or 71.9%, to $17.6 million for the year ended June 30, 2001 from $10.3 million for the year ended June 30, 2000.

         NONINTEREST INCOME. Noninterest income increased by $3.1 million, or 20.5%, to $18.2 million for the fiscal year ended June 30, 2002 from $15.1 million for the fiscal year ended June 30, 2001. This increase in noninterest income was primarily related to the increase in service charges and fees associated with the Company's growth both internally and through acquisitions. In addition, trust income increased by $1.4 million, or 301.9%, to $1.9 million for the current fiscal year from $465,000 the prior year as a result of the acquisition of Heritage Trust Company in April 2001. Other operating income increased by $678,000, or 56.6%, to $1.9 million for the year ended June 30, 2002 from $1.2 million for the year ended June 30, 2001. This increase is primarily attributable to an increase in brokerage fee income of approximately $230,000 and an increase of approximately $144,000 in the cash surrender value of bank-owned life insurance. Partially offsetting these increases was a decrease in insurance commission income of $390,000, or 20.4%, to $1.5 million for the current fiscal year from $1.9 million the prior year. This decrease in insurance commissions occurred primarily at Northwest Consumer Discount Company as a result of a decrease in both loan originations and outstandings, which is typical in the current low interest rate environment. In addition, the Company incurred a $400,000 loss due to the write-down of two trust-preferred securities of other financial institutions that it maintains in its "held-to-maturity" investment portfolio. This write-down to market value of these "non-rated" securities occurred primarily because of deteriorating financial performance of the issuers. Noninterest income increased by $3.8 million, or 33.6%, to $15.1 million for the year ended June 30, 2001 from $11.3 million for the year ended June 30, 2000. Of this increase, approximately $1.8 million was attributable to increases in fee income relating to the Company's growth in loans and deposits as well as an increase in overdraft charges. In addition, debit card transaction income and surcharges for foreign ATM use contributed an increase of approximately $672,000 while the investment management and trust and brokerage lines of business added additional income of approximately $560,000 primarily related to the additional fees generated by Heritage Trust Company which was acquired in April 2001. Also occurring in the current fiscal year was the sale of approximately $61.0 million of long-term fixed-rate mortgage loans from the wholesale lending business for a net gain of $478,000. These higher fixed coupon loans were sold in response to the decrease in market interest rates which typically results in an acceleration of prepayments.

         NONINTEREST EXPENSE. Noninterest expense increased by $9.4 million, or 11.4%, to $91.7 million for the fiscal year ended June 30, 2002 from $82.3 million for the fiscal year ended June 30, 2001. All major expense categories, except the amortization expense of intangible assets, experienced an increase in the current year. Compensation and employee benefit expense increased by $4.6 million, or 10.6%, to $48.2 million; premises and occupancy costs increased by $1.3 million, or 12.3%, to $11.9 million; processing expenses, which includes data processing, check processing and ATM processing, increased by $666,000, or 10.3%, to $7.1 million; and other operating expenses increased by $1.4 million, or 16.1%, to $10.1 million. These increases were primarily a result of the significant growth of the Company including the growth of its retail network of offices, the expansion of its investment management, trust and brokerage services as well as the addition of new products and services. The amortization of intangibles decreased slightly for the year because the Company adopted SFAS 142 "Goodwill and Other Intangible Assets", on July 1, 2001 and as a result discontinued the scheduled amortization of goodwill. Adoption of this pronouncement eliminated approximately $1.0 million of goodwill amortization in the current year. This expense reduction was, however, almost completely offset by the additional amortization of other intangibles created from the acquisition of retail offices from other institutions over the past eighteen months. Noninterest expense increased by $8.7 million, or 11.8%, to $82.3 million for the year ended June 30, 2001 from $73.6 million for the year ended June 30, 2000. This increase resulted primarily from a $5.6 million, or 14.7%, increase in compensation and employee benefit expense to $43.6 million for the year ended June 30, 2001 from $38.0 million for the year ended June 30, 2000. This increase in compensation and employee benefit expense resulted from the growth of the Company's network of community banking and consumer finance offices, along with the expansion of its investment management, trust and brokerage lines of business. Occupancy costs as well as data processing and check processing expenses also increased by $1.5 million, or 16.5%, $331,000, or 12.4%, and $187,000, or 5.7%, respectively, as a result of the aforementioned increases in the Company's network of offices. In addition, the expense for the amortization of intangibles increased by $1.6 million, or 27.6%, to $7.4 million for the year ended June 30, 2001 from $5.8 million for the year ended June 30, 2000. This was primarily a result of the additional intangible recorded for the acquisition of nine retail offices in November of 2000. Partially offsetting these increases in expense was a decrease in the deposit insurance expense of $313,000, or 35.0%, as a result of the last of a series of scheduled decreases in the FICO debt assessment rate. This rate was reduced on January 1, 2000 to $.21 from $.58 for every $1,000 in deposits.

         INCOME TAXES. Income tax expense increased by $1.0 million, or 8.2%, to $13.7 million for the year ended June 30, 2002 from $12.7 million for the year ended June 30, 2001. This increase was primarily due to an increase in net income before tax which was partially offset by a decrease in the effective tax rate to 29.0% for the year ended June 30, 2002 from 32.2% for the year ended June 30, 2001. This decrease in effective tax rate was primarily due to an increase in the Company's portfolio of tax-exempt assets as well as the incorporation of a Delaware investment company which decreased state income tax expense. Income tax expense decreased by $1.2 million, or 8.6%, to $12.7 million for the year ended June 30, 2001 from $13.9 million for the year ended June 30, 2000. This decrease was primarily due to a decrease in net income before tax as well as a decrease in the effective tax rate to 32.2% for the year ended June 30, 2001 from 33.8% for the year ended June 30, 2000. The decrease in the effective tax rate was due to an increase in the Company's portfolio of tax-exempt assets.

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

                                                                         YEARS ENDED JUNE 30
                                 ------------------------------------------------------------------------------------------------
                                                2002                            2001                            2000
                                 -------------------------------  ------------------------------  -------------------------------
                                                         AVERAGE                         AVERAGE                          AVERAGE
                                   AVERAGE               YIELD/     AVERAGE              YIELD/    AVERAGE                YIELD/
                                   BALANCE    INTEREST    COST      BALANCE   INTEREST    COST     BALANCE    INTEREST     COST
                                 -----------  ---------  -------  ----------  ---------  -------  ----------  ---------   -------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable (1)(2)......   $2,935,629  $ 228,333    7.78%  $2,715,012  $ 222,740    8.20%  $2,436,260  $ 196,596    8.07%
  Mortgage-backed securities (3)     511,965     26,531    5.18      442,985     29,161    6.58      414,548     27,236    6.57
  Investment securities(3)(4)(5)     270,647     18,307    6.76      228,503     17,733    7.76      219,073     15,861    7.24
  FHLB stock...................       22,773      1,151    5.05       21,521      1,506    7.00       20,578      1,420    6.90
  Interest-earning deposits....      117,795      3,492    2.96       16,361        877    5.36       13,450        880    6.54
                                  ----------  ---------           ----------  ---------           ----------  ---------
  Total interest-earning assets    3,858,809    277,814    7.20    3,424,382    272,017    7.94    3,103,909    241,993    7.80
Noninterest-earning assets(6)..      216,002                         169,737                         171,675
                                  ----------                      ----------                      ----------
   Total assets................   $4,074,811                      $3,594,119                      $3,275,584
                                  ==========                      ==========                      ==========

Interest-bearing liabilities:
  Savings accounts.............   $  564,448     15,473    2.74   $  425,583     13,501    3.17   $  418,871     13,650    3.26
  NOW accounts.................      393,616      4,747    1.21      351,883      4,612    1.31      335,775      4,559    1.36
  Money market demand accounts.      314,455      9,019    2.87      187,823      6,929    3.69      185,261      6,855    3.70
  Certificate accounts.........    1,988,489     99,765    5.02    1,920,171    115,839    6.03    1,669,375     90,386    5.41
  Borrowed funds(7)............      257,276     13,821    5.37      278,558     16,441    5.90      299,857     16,649    5.55
  Guaranteed preferred
   beneficial interests in the
   Company's junior
   subordinated debentures.....       56,736      4,430    7.81           --         --      --           --         --      --
                                 -----------  ---------           ----------  ---------           ----------  ---------
  Total interest-bearing
   liabilities.................    3,575,020    147,255    4.12    3,164,018    157,322    4.97    2,909,139    132,099    4.54
Noninterest-bearing liabilities      206,629                         168,925                         127,596
                                 -----------                      ----------                      ----------
  Total liabilities............    3,781,649                       3,332,943                       3,036,735
Shareholders' equity...........      293,162                         261,176                         238,849
                                 -----------                      ----------                      ----------
  Total liabilities and equity.   $4,074,811                      $3,594,119                      $3,275,584
                                  ==========                      ==========                      ==========
Net interest income............               $ 130,559                       $ 114,695                       $ 109,894
                                              =========                       =========                       =========
Net interest rate spread(8)....                            3.08%                           2.97%                           3.26%
                                                           ====                            ====                            ====
Net interest-earning assets....   $  283,789                      $  260,364                      $  194,770
                                  ==========                      ==========                      ==========
Net interest margin(9).........                            3.38%                           3.35%                           3.54%
                                                           ====                            ====                            ====
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities.         1.08x                           1.08x                           1.07x
                                  ==========                      ==========                      ==========

-------------

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


                                                                          YEARS ENDED JUNE 30,
                                       --------------------------------------------------------------------------------------------
                                                      2002 VS. 2001                                    2001 VS. 2000
                                       ---------------------------------------------   --------------------------------------------
                                            INCREASE/(DECREASE)                              INCREASE/(DECREASE)
                                                    DUE TO                                          DUE TO
                                       -------------------------------                 -------------------------------
                                                                             TOTAL                                          TOTAL
                                                                 RATE/     INCREASE                              RATE/    INCREASE
                                          RATE      VOLUME      VOLUME    (DECREASE)     RATE       VOLUME      VOLUME   (DECREASE)
                                       ---------   --------    ---------  ----------   --------    --------    --------  ----------
                                                                       (IN THOUSANDS)

Interest-earning assets:
 Loans receivable ..................   $(11,566)   $ 18,099    $   (940)   $  5,593    $  3,275    $ 22,494    $    375    $ 26,144
 Mortgage-backed securities ........     (6,205)      4,541        (966)     (2,630)         53       1,868           4       1,925
 Investment securities .............     (2,277)      3,271        (420)        574       1,140         683          49       1,872
 FHLB stock ........................       (418)         88         (25)       (355)         20          65           1          86
 Interest-earning deposits .........       (392)      5,437      (2,430)      2,615        (159)        190         (34)         (3)
                                       --------    --------    --------    --------    --------    --------    --------    --------
   Total interest-earning assets ...    (20,858)     31,436      (4,781)      5,797       4,329      25,300         395      30,024

Interest-bearing liabilities:
 Savings accounts ..................     (1,835)      4,405        (598)      1,972        (362)        219          (6)       (149)
 NOW accounts ......................       (367)        547         (44)        136        (159)        219          (8)         52
 Money market demand accounts ......     (1,542)      4,672      (1,040)      2,090         (21)         95        --            74
 Certificate accounts ..............    (19,502)      4,121        (694)    (16,075)     10,324      13,579       1,551      25,454
 Borrowed funds ....................     (1,477)     (1,256)        113      (2,620)      1,050      (1,183)        (75)       (208)
 Guaranteed preferred beneficial
   interests in the Company's junior
   subordinated debentures .........       --          --         4,430       4,430        --          --          --          --
                                       --------    --------    --------    --------    --------    --------    --------    --------
  Total interest-bearing liabilities    (24,723)     12,489       2,167     (10,067)     10,832      12,929       1,462      25,223

   Net change in net interest income   $  3,865    $ 18,947    $ (6,948)   $ 15,864    $ (6,503)   $ 12,371    $ (1,067)   $  4,801
                                       ========    ========    ========    ========    ========    ========    ========    ========

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

         The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2002, the Company's banking subsidiaries each exceeded its capital requirements.

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

         The following table summarizes the actual and minimum regulatory capital requirements of the Bank and Jamestown at June 30, 2002 and June 30, 2001.

                                                                          JUNE 30, 2002
                                            -----------------------------------------------------------------------
                                                                         MINIMUM CAPITAL        WELL CAPITALIZED
                                                    ACTUAL                REQUIREMENTS            REQUIREMENTS
                                            ----------------------   ---------------------   ----------------------
                                              AMOUNT        RATIO     AMOUNT        RATIO     AMOUNT        RATIO
                                            ---------     --------   --------     --------   --------     ---------

Total capital (to risk weighted assets):
   Northwest Savings Bank.................  $ 276,565       12.49%   $177,174        8.00%   $221,467       10.00%
   Jamestown Savings Bank.................     14,727       11.04      10,673        8.00      13,341       10.00

Tier I capital (to risk weighted assets):
   Northwest Savings Bank.................  $ 253,937       11.47%   $ 88,587        4.00%   $132,880        6.00%
   Jamestown Savings Bank.................     13,765       10.32       5,336        4.00       8,004        6.00

Tier I capital (leverage) (to average assets):
   Northwest Savings Bank.................  $ 253,937        6.47%   $117,767        3.00%*  $196,279        5.00%
   Jamestown Savings Bank.................     13,765        5.87       7,035        3.00*     11,725        5.00


                                                                          JUNE 30, 2001
                                            -----------------------------------------------------------------------
                                                                         MINIMUM CAPITAL        WELL CAPITALIZED
                                                    ACTUAL                REQUIREMENTS            REQUIREMENTS
                                            ----------------------   ---------------------   ----------------------
                                              AMOUNT        RATIO     AMOUNT        RATIO     AMOUNT        RATIO
                                            ---------     --------   --------     --------   --------     ---------
                                                                     (DOLLARS IN THOUSANDS)
Total capital (to risk weighted assets):
   Northwest Savings Bank.................  $ 214,670       10.39%   $165,364        8.00%   $206,705       10.00%
   Jamestown Savings Bank.................      8,232       10.72       6,142        8.00       7,678       10.00

Tier I capital (to risk weighted assets):
   Northwest Savings Bank.................  $ 193,570        9.36%   $ 82,682        4.00%   $124,023        6.00%
   Jamestown Savings Bank.................      7,596        9.89       3,071        4.00       4,607        6.00

Tier I capital (leverage) (to average assets):
   Northwest Savings Bank.................  $ 193,570        5.33%   $108,916        3.00%*  $181,526        5.00%
   Jamestown Savings Bank.................      7,596        5.96       3,821        3.00 *     6,368        5.00

------------
* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of June 30, 2002, the Company had not been advised of any additional requirements in this regard.

         The Bank is also subject to Pennsylvania Department of Banking ("Department") capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

         LIQUIDITY AND CAPITAL RESOURCES. The Bank and Jamestown are required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy of the Company, to be eligible for liquidity. Liquidity is quantified through the use of a standard liquidity ratio of liquid assets to short-term borrowings plus deposits. Using this formula, the Bank's and Jamestown's liquidity ratios were 22.2% and 53.5%, respectively, as of June 30, 2002. The Bank and Jamestown adjust their liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset and liability management objectives.

         In addition to deposits, the Company's primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits with the FHLB of Pittsburgh amounted to $153.1 million at June 30, 2002. Other assets qualifying for liquidity outstanding at June 30, 2002, amounted to $812.5 million. For additional information about cash flows from the Company's operating, financing, and investing activities, see Statements of Cash Flows included in the Consolidated Financial Statements.

         A major portion of the Company's liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.

         Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2002, the Company had $235.5 million in advances from the FHLB. The Company borrows from the FHLB to reduce interest rate risk and to provide liquidity when necessary.

         At June 30, 2002, the Company's customers had $116.6 million of unused lines of credit available and $74.6 million in loan commitments. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at June 30, 2002, totaled $1.047 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company.

         The major sources of the Company's cash flows are the areas of loans, marketable securities, deposits and borrowed funds.

         Deposits are the Company's primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of management's control, such as the general level of short-term and long-term interest rates in the economy, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as the Company, are also subject to deposit outflows. The Company's net deposits excluding interest credits and acquisitions, increased by $138.8 million, $133.8 million and $61.5 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

         Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of interest rates in the economy. Funds received from principal payments on loans for the fiscal years ended in June 30, 2002, 2001 and 2000 were $697.4 million, $450.1 million and $408.8 million, respectively. Loan originations for the years ended June 30, 2002, 2001 and 2000 were $974.4 million, $776.0 million and $629.1 million, respectively. The Company also sells a portion of the loans it originates and the cash flows from such sales for the fiscal years ended June 30, 2002, 2001 and 2000 were $132.5 million, $61.4 million and $1.1 million, respectively.

         The Company also experiences significant cash flows from its portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature. During recent years, the Company has utilized cash to increase its portfolio of marketable securities. Cash flow from the repayment of principal and the maturity of marketable securities for the fiscal years ended June 30, 2002, 2001 and 2000 were $193.1 million, $77.9 million and $44.4 million, respectively. During the fiscal years ended June 30, 2002, 2001 and 2000, the company utilized cash to purchase marketable securities in the amount of $338.4 million, $183.9 million and $122.4 million, respectively.

         The Company utilizes borrowings as a source of liquidity, when necessary, and as a source of funds for long term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net decrease of $17.0 million for the fiscal year ended June 30, 2002, a net increase of $36.3 million for the fiscal year ended June 30, 2001 and a net decrease of $109.0 million for the fiscal year ended June 30, 2000. In addition, during the current fiscal year the Company issued trust preferred securities in two separate offerings raising $99.0 million in cash to be used for general corporate purposes, including capital contributions to its banking subsidiaries to support their growth strategies.

         Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $2.9 million, $7.6 million and $7.6 million for the fiscal years ended June 30 2002, 2001 and 2000, respectively. The current fiscal year ended June 30, 2002 was the first year in which Northwest Bancorp, MHC waived its right to receive cash dividends from the Company. Dividends paid to Northwest Bancorp, MHC during the fiscal years ended June 30, 2002, 2001 and 2000 were $0, $5,640,000 and $5,533,000, respectively.

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

IMPACT OF NEW ACCOUNTING STANDARDS

         On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141 "Business Combinations"("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". This statement effectively eliminates the use of the pooling method of accounting for business combinations and states that all business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Because the Company has generally used purchase accounting for its business combinations, this statement has not materially changed its ongoing operations.

         Also on July 1, 2001, and concurrently with SFAS 141, the company adopted SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement, among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. Immediately upon adoption, and as required by SFAS 141 and SFAS 142, existing negative goodwill of $2.2 million was recorded in income as a cumulative effect of a change in accounting principle and the Company stopped amortizing the remaining goodwill of $11.3 million. In addition, the Company performed its initial impairment analysis of goodwill and other intangible assets noting that the estimated fair value exceeded the carrying amount.

         SFAS 142 does not change, however, the accounting prescribed in FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" (paragraphs 4-7). The FASB affirmed in an Action Alert "that paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, applies to all acquisitions of financial institutions (or branches thereof) whether `troubled' or not, in which the fair value of liabilities assumed exceeds the fair value of tangible and intangible assets acquired." As a result, the Company continues to amortize intangible assets of $55.4 million which meet the requirements of FASB Statement No. 72. The Company notes that the FASB has decided to undertake a limited-scope project to reconsider part of the guidance, specifically paragraphs 5 and 6, of Statement No. 72.

         On July 5, 2001, the FASB released SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The impact of adopting this statement is not expected to have a material effect on the financial statements of the Company.

         On October 3, 2001, the FASB released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement replaces Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Early application is encouraged. The Company will be using this statement to recognize and measure the impairment, if any, of its intangible assets that are subject to amortization and does not anticipate a material change from the methods currently used under SFAS No. 121.

         On April 30, 2002, the FASB released SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of this statement are effective for fiscal years beginning after May 15, 2002. The impact of adopting this statement is not expected to have a material effect on the financial statements of the Company.

         On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The new requirements are effective prospectively for exit or disposal activities after December 31, 2002. Earlier adoption is encouraged. A company may not restate its previously issued financials. The new statement grandfathers the accounting for liabilities that a company had previously recorded under EITF Issue 94-3. The impact of adopting this statement is not expected to have a material effect on the financial statements of the Company.

SUBSEQUENT BUSINESS ACQUISITIONS

         In September 2002, the Company completed its previously announced acquisition of Prestige Bancorp, Inc., and its subsidiary Prestige Bank, a Federal Savings Bank. Prestige Bank had four offices in the South Hills area of Pittsburgh, Pennsylvania and assets of approximately $190 million, deposits of approximately $122 million and shareholders' equity of approximately $11.7 million. Under terms of the agreement, shareholders received $13.75 in cash for each share of Prestige Bancorp, resulting in a cash payment of approximately $14.7 million and intangible assets of approximately $5.0 million.

         Also as previously announced on August 16, 2001 and reported on Form 8-K, the Company had entered into an agreement to acquire Leeds Federal Bankshares, Inc. The transaction is subject to the approval of the OTS and Northwest's application is currently on file with the OTS pending approval. The parties have twice agreed to extend the date upon which the transaction must be completed to provide additional time to review the application of SFAS 141 and 142, which has been the primary reason for the delay in completing the application process. On August 28, 2002, the parties extended the date for completion of the merger to December 31, 2002. The parties also agreed to amend the merger agreement to modify the structure of the transaction in which Leeds Federal Savings Bank will become a wholly-owned subsidiary of Northwest Bancorp, MHC and will not be part of the Northwest Bancorp, Inc. consolidated group immediately after the merger as previously proposed. The $32.00 per share cash consideration to be paid to the public stockholders of Leeds Federal Bankshares, Inc. and all other terms and conditions of the merger remain generally unchanged.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         ASSET AND LIABILITY MANAGEMENT-INTEREST RATE SENSITIVITY ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. Similarly, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income.

         The Company's policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of its interest-earning assets. The Company (i) emphasizes the origination of short-term, fixed-rate consumer loans, and at June 30, 2002, such loans constituted $452.6 million, or 14.7%, of the Company's total loan portfolio; (ii) emphasizes the origination of one- to four-family residential mortgage loans with terms of 15 years or less, and purchases shorter term or adjustable-rate investment securities and mortgage-backed securities; and (iii) originates adjustable-rate mortgage loans, adjustable-rate consumer loans, and adjustable-rate commercial loans, which at June 30, 2002, totaled $455.5 million or 14.8% of the Company's total loan portfolio. Of the Company's $4.023 billion of interest-earning assets at June 30, 2002, $1.022 billion, or 25.4%, consisted of assets with adjustable rates of interest. The Company also attempts to reduce interest rate risk by lengthening the maturities of its interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer term certificates of deposit.

         At June 30, 2002, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $236.2 million, representing a cumulative negative one-year gap ratio of 5.5%. The Company has an Asset/Liability Committee with members consisting of various individuals from Senior Management. This committee meets monthly in an effort to effectively manage the Company's balance sheet and to monitor activity and set pricing. The Company also has a Risk Management Committee comprised of certain members of the Board of Directors which is responsible for reviewing the Company's asset and liability management policies. The Committee meets quarterly and, as part of their risk management assessment, reviews interest rate risks and trends, the Company's interest sensitivity position and the liquidity and market value of the Company's investment portfolio.

         The following table sets forth, on an amortized cost basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2002, which are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of the term of repricing or the contractual term of the asset or liability. Management believes that these assumptions approximate the standards used in the savings industry and considers them appropriate and reasonable. For information regarding the contractual maturities of the Company's loans, investments and deposits, see "Business of the Company--Lending Activities," "--Investment Activities" and "--Sources of Funds."

                                                                      AMOUNTS MATURING OR REPRICING
                                      ---------------------------------------------------------------------------------------------
                                        WITHIN          1-3           3-5         5-10         10-20        OVER 20
                                        1 YEAR         YEARS         YEARS        YEARS        YEARS         YEARS         TOTAL
                                      -----------   -----------   -----------  -----------  -----------   -----------   -----------
                                                                          (DOLLARS IN THOUSANDS)
Rate-sensitive assets:
  Interest-earning deposits ........  $   153,067   $      --     $      --    $      --    $      --     $      --     $   153,067
  Mortgage-backed securities:
   Fixed ...........................       22,123        33,921        20,664       31,354        3,578          --         111,640
   Variable ........................      412,961          --            --           --           --            --         412,961
  Investment securities ............       42,410        32,602        14,401       17,963      200,249          --         307,625
  Real estate loans:
   Adjustable-rate .................       28,547        13,919          --           --           --            --          42,466
   Fixed-rate ......................      340,809       476,551       389,443      634,969      135,699          --       1,977,471
  Home equity lines of credit ......       65,671         1,607         1,175        1,071         --            --          69,524
  Education loans ..................       84,817          --            --           --           --            --          84,817
  Other consumer loans .............      266,968       195,904            12         --           --            --         462,884
  Commercial loans .................      210,987       109,607        70,140        9,690         --            --         400,424
                                      -----------   -----------   -----------  -----------  -----------   -----------   -----------
    Total rate-sensitive assets ....  $ 1,628,360   $   864,111   $   495,835  $   695,047  $   339,526   $      --     $ 4,022,879
                                      ===========   ===========   ===========  ===========  ===========   ===========   ===========

Rate-sensitive liabilities:
  Fixed maturity deposits ..........  $ 1,046,783   $   542,222   $   283,249  $     8,801  $       175   $      --     $ 1,881,230
  Money market deposit accounts ....      299,207        48,412        60,355         --           --            --         407,974
  Savings accounts .................      300,317        80,000          --           --        318,019          --         698,336
  Checking accounts ................      135,000          --            --           --         36,781       433,801       605,582
  FHLB advances ....................       34,200        25,150          --        175,000        1,150          --         235,500
  Other borrowings .................       19,013         2,109         2,638         --           --            --          23,760
  Trust Preferred Securities .......       30,000          --            --           --           --          69,000        99,000
                                      -----------   -----------   -----------  -----------  -----------   -----------   -----------
    Total rate-sensitive liabilities  $ 1,864,520   $   697,893   $   346,242  $   183,801  $   356,125   $   502,801   $ 3,951,382
                                      ===========   ===========   ===========  ===========  ===========   ===========   ===========

Interest sensitivity gap per period   ($  236,160)  $   166,218   $   149,593  $   511,246  ($   16,599)  ($  507,801)  $    71,497
                                      ===========   ===========   ===========  ===========  ===========   ===========   ===========

Cumulative interest sensitivity gap   ($  236,160)  ($   69,942)  $    79,651  $   590,897  $   574,298   $    71,497   $    71,497
                                      ===========   ===========   ===========  ===========  ===========   ===========   ===========

Cumulative interest sensitivity gap
  as a percentage of total assets ..       (5.49%)        (1.63%)        1.85%       13.74%       13.35%         1.66%         1.66%
Cumulative interest-earning assets
  as a percent of cumulative
  interest-bearing liabilities .....       87.33%         97.27%       102.74%      119.11%      116.65%       101.81%       101.81%

         When assessing the interest rate sensitivity of the company, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates. In preparing the table above, it has been assumed market rates will remain constant at current levels and as a result, the Company's loans will be affected as follows: (i) adjustable-rate mortgage loans will prepay at an annual rate of 20%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 10% to 15%; (iii) commercial loans will prepay at an annual rate of 15%; (iv) consumer loans held by the Bank will prepay at an annual rate of 25%; and (v) consumer loans held by Northwest Consumer will prepay at an annual rate of 60% to 65%. In regards to the Company's deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) money market accounts will gradually reprice over the next five years; and (iii) savings accounts and checking accounts will reprice either when the rates on such accounts reprice as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates. For purposes of this analysis, management has estimated, based on historical trends, that only $135 million of the Company's checking accounts and $300 million of the Company's savings accounts are interest sensitive and will reprice in one year or less, and that the remainder will reprice over longer time periods.

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

         The Company has established the following guidelines for assuming interest rate risk:

          - NET INCOME SIMULATION. Given a parallel shift of 2% in interest rates, the estimated net income may not decrease by more than 20% within a one-year period.

          - MARKET VALUE OF EQUITY SIMULATION. The market value of the Company's equity is the net present value of the Company's assets and liabilities. Given a parallel shift of 2% in interest rates, equity may not decrease by more than 50% of total shareholder's equity.

         The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, diluted earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at June 30, 2002 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from the June 30, 2002 levels.

                                                                MOVEMENTS IN INTEREST RATES FROM
                                                                       JUNE 30, 2002 RATES
                                                         -----------------------------------------------
                                                              INCREASE                   DECREASE
                                                         ---------------------    ----------------------
                                                             1%          2%          1%            2%
                                                         ---------    --------    --------     ---------
Simulated impact over the next 12 months
  compared with June 30, 2002:
Percentage increase/(decrease) in net income......          (2.9)%      (6.4)%        4.1%        (4.1)%

Increase/(decrease) in return on average equity...          (0.1)%      (0.6)%        0.7%        (0.3)%
Increase/(decrease) in diluted earnings per share.        $(0.03)     $(0.06)       $0.04       $(0.04)
Percentage increase/(decrease) in market
  value of equity.................................          (7.4)%     (22.7)%       6.2%          7.3%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements are included in Part III, Item 14 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The "Proposal I--Election of Directors" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The "Proposal I--Election of Directors" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The "Transactions with Certain Related Persons" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  FINANCIAL STATEMENTS

         The following documents are filed as part of this Form 10-K.

                  (A) Independent Auditors' Report

                  (B) Consolidated Statements of Financial Condition - at June
                      30, 2002 and 2001

                  (C) Consolidated Statements of Income - Years ended June 30,
                      2002, 2001 and 2000

                  (D) Consolidated Statements of Changes in Shareholders' Equity
                      - Years ended June 30, 2002, 2001 and 2000

                  (E) Consolidated Statements of Cash Flows - Years ended June
                      30, 2002, 2001 and 2000

                  (F) Notes to Consolidated Financial Statements.

         (a)(2)  FINANCIAL STATEMENT SCHEDULES

         (b)     REPORTS ON FORM 8-K

         On May 10, 2002 the Company filed a current report on Form 8-K stating that the Company, its mutual holding company, Northwest Bancorp, MHC, and its subsidiary savings bank Northwest Savings Bank (collectively "Northwest") entered into an Agreement with Leeds Federal Bankshares, Inc., its mutual holding company, Leeds Federal Bankshares, MHC, and its subsidiary savings bank Leeds Federal Savings Bank (collectively "Leeds") extending the deadline for Northwest to acquire Leeds until August 28, 2002. Also included as exhibits were the original agreement and plan of merger dated August 16, 2001 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on August 24, 2001), the agreement by Northwest and Leeds dated April 30, 2002 to extend the deadline for closing the acquisition until August 28, 2002, and the joint press release dated April 30, 2002 announcing the agreement.

         (c)      EXHIBITS

(a) (3)  EXHIBITS:
-----------------

Regulation                                                            Reference to Prior Filing
S-K Exhibit                                                           or Exhibit Number
Number                  Document                                      Attached Hereto
----------------------  --------------------------------------------  ---------------------------------
2                       Plan of acquisition, reorganization,          None
                        arrangement, liquidation or succession
3                       Articles of Incorporation and Bylaws          *
4                       Instruments defining the rights of            *
                        security holders, including indentures
9                       Voting trust agreement                        None
10.1                    Restated Deferred Compensation Plan for       *
                        Directors
10.2                    Retirement Plan for Outside Directors         *
10.3                    Northwest Savings Bank Nonqualified           *
                        Supplemental Retirement Plan
10.4                    Employee Stock Ownership Plan                 *
10.5                    Employee Severance Compensation Plan          *
10.6                    Employment Agreement for William J. Wagner    10.6
10.7                    Form of Senior Vice President
                        Employment Agreement                          10.7
11                      Statement re: computation of per share        None
                        earnings
12                      Statement re: computation or ratios           Not required
16                      Letter re: change in certifying accountant    None
18                      Letter re: change in accounting principles    None
21                      Subsidiaries of Registrant                    21
22                      Published report regarding matters            None
                        submitted to vote of security holders
23                      Consent of experts and counsel                23
24                      Power of Attorney                             Not Required
28                      Information from reports furnished to         None
                        State insurance regulatory authorities
99.1                    Certification pursuant to 18 U.S.C.           99.1
                        Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of
                        2002

------------
* Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-31687), originally filed with the SEC on July 21, 1997, as amended on October 9, 1997 and November 4, 1997.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Northwest Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorp, Inc. and subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancorp, Inc. and subsidiaries as of June 30, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.


                                  /s/ KPMG LLP


Pittsburgh, Pennsylvania
July 19, 2002

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                             June 30, 2002 and 2001
                  (Amounts in thousands, excluding share data)


                         ASSETS                             2002        2001
                                                         ----------  ----------

Cash and cash equivalents                                $   64,687      50,958
Interest-earning deposits in other financial
  institutions                                              153,067      45,008
Marketable securities available-for-sale
  (amortized cost of $426,160 and $386,689)                 435,723     391,579
Marketable securities held-to-maturity
  (market value of $398,891 and $333,372)                   396,503     339,331
Loans receivable, net of allowance for estimated
  losses of $22,042 and $20,290                           3,012,606   2,856,581
Accrued interest receivable                                  19,738      18,795
Real estate owned, net                                        5,157       3,697
Federal Home Loan Bank stock, at cost                        23,702      22,499
Premises and equipment, net                                  55,374      46,767
Other intangible assets                                      55,424      55,012
Goodwill                                                     11,268       9,031
Other assets                                                 67,997      13,573
                                                         ----------  ----------
          Total assets                                   $4,301,246   3,852,831
                                                         ==========  ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits                                               $3,593,122   3,264,940
  Borrowed funds                                            259,260     276,212
  Advances by borrowers for taxes and insurance              21,065      21,832
  Accrued interest payable                                    5,169       3,720
  Other liabilities                                          11,279      10,414
  Guaranteed preferred beneficial interests in Company's
    junior subordinated deferrable interest debentures       99,000          --
                                                         ----------  ----------
          Total liabilities                               3,988,895   3,577,118

Shareholders' equity
  Common stock, $0.10 par value. Authorized 100,000,000
    shares; issued and outstanding 47,549,659 and
    47,426,755 shares at June 30, 2002 and 2001,
    respectively                                              4,755       4,743
  Paid-in capital                                            71,838      71,283
  Retained earnings, substantially restricted               229,542     196,566
  Accumulated other comprehensive income, net                 6,216       3,178
  Unearned recognition and retention plan shares                 --         (57)
                                                         ----------  ----------
          Total shareholders' equity                        312,351     275,713
                                                         ----------  ----------
          Total liabilities and shareholders' equity     $4,301,246   3,852,831
                                                         ==========  ==========


See accompanying notes to consolidated financial statements.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                    Years ended June 30, 2002, 2001, and 2000
                  (Amounts in thousands, excluding share data)


                                                2002        2001        2000
                                              ---------   ---------   ---------
Interest income:
  Loans receivable                            $ 228,333     222,740     196,596
  Mortgage-backed securities                     26,531      29,161      27,236
  Taxable investment securities                   9,710      11,630      10,608
  Tax-free investment securities                  6,434       5,022       4,404
  Interest-earning deposits                       3,492         877         880
                                              ---------   ---------   ---------
      Total interest income                     274,500     269,430     239,724

Interest expense:
  Deposits                                      129,004     140,881     115,450
  Borrowed funds                                 18,251      16,441      16,649
                                              ---------   ---------   ---------
      Total interest expense                    147,255     157,322     132,099
                                              ---------   ---------   ---------
      Net interest income                       127,245     112,108     107,625
Provision for loan losses                         6,360       5,347       4,149
                                              ---------   ---------   ---------
      Net interest income after provision
        for loan losses                         120,885     106,761     103,476

Noninterest income:
  Service charges and fees                       11,910      10,030       7,020
  Trust income                                    1,869         465         155
  Insurance commission income                     1,523       1,913       2,135
  Gain on sale of marketable securities, net         73         368         397
  Gain (loss) on sale of loans                      730         478         (74)
  Gain on sale of real estate owned                 592         602         621
  Writedown of investment securities               (400)         --          --
  Other operating income                          1,876       1,198       1,017
                                              ---------   ---------   ---------
      Total noninterest income                   18,173      15,054      11,271



                                       3                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                    Years ended June 30, 2002, 2001, and 2000
                  (Amounts in thousands, excluding share data)


                                                2002         2001         2000
                                               -------      -------      -------

Noninterest expense:
  Compensation and employee benefits           $48,176       43,569       38,028
  Premises and occupancy costs                  11,869       10,570        9,138
  Office operations                              7,148        5,639        4,983
  Processing expenses                            7,108        6,442        5,924
  Amortization of intangibles                    7,306        7,371        5,831
  Other expenses                                10,064        8,748        9,730
                                               -------      -------      -------
      Total noninterest expense                 91,671       82,339       73,634
                                               -------      -------      -------
      Income before income taxes and
        cumulative effect of
        accounting change                       47,387       39,476       41,113

Provision for income taxes:
  Federal                                       12,199       10,488       11,263
  State                                          1,543        2,211        2,647
                                               -------      -------      -------
      Total provision for income taxes          13,742       12,699       13,910
                                               -------      -------      -------
      Income before cumulative effect
        of accounting change                    33,645       26,777       27,203
Cumulative effect of accounting change           2,237           --           --
                                               -------      -------      -------
      Net income                               $35,882       26,777       27,203
                                               =======      =======      =======
Basic per share amounts:
  Income before cumulative effect of
    accounting change                          $  0.71         0.57         0.58
  Cumulative effect of accounting change          0.05           --           --
                                               -------      -------      -------
      Net income                               $  0.76         0.57         0.58
                                               =======      =======      =======
Diluted per share amounts:
  Income before cumulative effect of
    accounting change                          $  0.70         0.56         0.57
  Cumulative effect of accounting change          0.05           --           --
                                               -------      -------      -------
      Net income                               $  0.75         0.56         0.57
                                               =======      =======      =======


See accompanying notes to consolidated financial statements.



                                       4                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                    Years ended June 30, 2002, 2001, and 2000
                  (Amounts in thousands, excluding share data)


                                                                               ACCUMULATED   UNEARNED    UNEARNED
                                                                                  OTHER      EMPLOYEE   RECOGNITION
                                                                              COMPREHENSIVE    STOCK        AND          TOTAL
                                                COMMON    PAID-IN    RETAINED     INCOME     OWNERSHIP   RETENTION    SHAREHOLDERS'
                                                STOCK     CAPITAL    EARNINGS  (LOSS), NET  PLAN SHARES PLAN SHARES      EQUITY
                                                -----     -------    -------- ------------- ----------- ------------  -------------
Balance at June 30, 1999                       $  4,736     70,374    157,745       1,978        (561)       (615)       233,657

Comprehensive income:
  Net income                                         --         --     27,203          --          --          --         27,203
  Change in unrealized gain on securities,
    net of tax and reclassification adjustment       --         --         --      (7,082)         --          --         (7,082)
                                               --------   --------   --------    --------    --------    --------       --------
      Total comprehensive income                     --         --     27,203      (7,082)         --          --         20,121
Exercise of stock options                            --         20         --          --          --          --             20
Tax benefit for excess of fair value above
  cost of stock option and retention plans           --        162         --          --          --          --            162
ESOP shares released                                 --        393         --          --         561          --            954
RRP shares released                                  --         --         --          --          --         551            551
Dividends declared                                   --         --     (7,577)         --          --          --         (7,577)
                                               --------   --------   --------    --------    --------    --------       --------
Balance at June 30, 2000                          4,736     70,949    177,371      (5,104)         --         (64)       247,888

Comprehensive income:
  Net income                                         --         --     26,777          --          --          --         26,777
  Change in unrealized loss on securities,
    net of tax and reclassification adjustment       --         --         --       8,282          --          --          8,282
                                               --------   --------   --------    --------    --------    --------       --------
      Total comprehensive income                     --         --     26,777       8,282          --          --         35,059
Exercise of stock options                             7        301         --          --          --          --            308
Tax benefit for excess of fair value above
  cost of stock option plans                         --         33         --          --          --          --             33
RRP shares released                                  --         --         --          --          --           7              7
Dividends declared                                   --         --     (7,582)         --          --          --         (7,582)
                                               --------   --------   --------    --------    --------    --------       --------
Balance at June 30, 2001                          4,743     71,283    196,566       3,178          --         (57)       275,713



                                       5                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                    Years ended June 30, 2002, 2001, and 2000
                  (Amounts in thousands, excluding share data)


                                                                              ACCUMULATED     UNEARNED     UNEARNED
                                                                                 OTHER        EMPLOYEE    RECOGNITION
                                                                             COMPREHENSIVE     STOCK         AND          TOTAL
                                                COMMON   PAID-IN    RETAINED     INCOME       OWNERSHIP    RETENTION   SHAREHOLDERS'
                                                STOCK    CAPITAL    EARNINGS  (LOSS), NET    PLAN SHARES  PLAN SHARES     EQUITY
                                               --------  --------   -------- -------------   -----------  ------------ -------------
Comprehensive income:
  Net income                                   $     --        --    35,882          --           --            --        35,882
  Change in unrealized gain on securities,
    net of tax and reclassification adjustment       --        --        --       3,038           --            --         3,038
                                               --------  --------  --------    --------         ----      --------      --------
      Total comprehensive income                     --        --    35,882       3,038           --            --        38,920
Exercise of stock options                            12       420        --          --           --            --           432
Tax benefit for excess of fair value above
  cost of stock option plans                         --       135        --          --           --            --           135
RRP shares released                                  --        --        --          --           --            57            57
Dividends declared                                   --        --    (2,906)         --           --            --        (2,906)
                                               --------  --------  --------    --------         ----      --------      --------
Balance at June 30, 2002                       $  4,755    71,838   229,542       6,216           --            --       312,351
                                               ========  ========  ========    ========         ====      ========      ========


See accompanying notes to consolidated financial statements.


                                       6                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended June 30, 2002, 2001, and 2000
                  (Amounts in thousands, excluding share data)


                                                 2002        2001       2000
                                               ---------   --------   ---------

Operating activities:
  Net income                                   $  35,882     26,777      27,203
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                    6,360      5,347       4,149
      Net gain on sales of assets                 (1,395)    (1,448)       (944)
      Proceeds from sale of marketable
        securities, trading                           --         --       8,822
      Amortization of goodwill and other
        intangible assets                          7,306      7,371       5,831
      Net depreciation, amortization and
        accretion                                  5,892      5,449       4,002
      Decrease (increase) in other assets         (5,474)    (6,080)      1,080
      Increase (decrease) in other liabilities     1,998      3,011      (3,682)
      Net accretion of discounts on marketable
        securities                                (2,491)    (1,839)       (541)
      Noncash compensation expense related
        to stock benefit plans                        57          7       1,145
      Noncash writedown of investment
        securities                                   400         --          --
      Noncash cumulative change in accounting
        principle                                 (2,237)        --          --
      Other                                           --         26          --
                                               ---------   --------   ---------
        Net cash provided by operating
          activities                              46,298     38,621      47,065
                                               ---------   --------   ---------
Investing activities:
  Purchase of marketable securities
    held-to-maturity                            (129,047)  (126,420)     (9,252)
  Purchase of marketable securities
    available-for-sale                          (209,396)   (57,488)   (113,176)
  Proceeds from maturities and principal
    reductions of marketable securities
    held-to-maturity                              72,144     25,662      25,514
  Proceeds from maturities and principal
    reductions of marketable securities
    available-for-sale                           120,960     52,291      18,884
  Proceeds from sales of marketable securities
    available-for-sale                            50,720     15,477      21,616
  Purchase of bank-owned life insurance          (50,000)        --          --
  Loan originations                             (974,413)  (776,001)   (629,104)
  Proceeds from loan maturities and principal
    reductions                                   697,427    450,120     408,837
  Proceeds from loan sales                       132,464     61,365       1,137
  Purchase of Federal Home Loan Bank stock        (1,203)    (1,230)     (3,112)
  Proceeds from sale of real estate owned          3,514      2,429       3,473
  Sale of real estate owned for investment            32         97         534
  Purchase of premises and equipment             (13,184)    (8,166)     (8,282)
  Acquisitions, net of cash received              53,443     59,681     203,319
                                               ---------   --------   ---------
        Net cash used by investing activities   (246,539)  (302,183)    (79,612)
                                               ---------   --------   ---------


                                       7                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended June 30, 2002, 2001, and 2000
                  (Amounts in thousands, excluding share data)


                                                  2002       2001       2000
                                                ---------  ---------  ---------

Financing activities:
  Increase in deposits, net                     $ 243,222    240,490    151,988
  Proceeds from long-term borrowings                1,041    116,963     37,112
  Repayments of long-term borrowings              (17,294)   (31,217)   (33,607)
  Net decrease in short-term borrowings              (699)   (49,475)  (112,479)
  Increase (decrease) in advances by
    borrowers for taxes and insurance                (767)      (725)     3,603
  Proceeds from issuance of guaranteed
    preferred beneficial interests in
    Company's junior subordinated debentures       99,000         --         --
  Cash dividends paid                              (2,906)    (7,582)    (7,577)
  Proceeds from options exercised                     432        308         20
                                                ---------  ---------  ---------
        Net cash provided by financing
          activities                              322,029    268,762     39,060
                                                ---------  ---------  ---------
        Net increase in cash and
          cash equivalents                        121,788      5,200      6,513
                                                ---------  ---------  ---------
Cash and cash equivalents at beginning
  of period                                        95,966     90,766     84,253
Net increase in cash and cash equivalents         121,788      5,200      6,513
                                                ---------  ---------  ---------
Cash and cash equivalents at end of period      $ 217,754     95,966     90,766
                                                =========  =========  =========
Cash paid during the year for:

  Interest on deposits and borrowings
    (including interest credited to deposit
    accounts of $104,426, $106,708, and
    $90,526, respectively)                      $ 145,806    155,954    133,445
  Income taxes                                     14,689     15,808     13,926
Noncash activities:
  Business acquisitions:
    Fair value of assets acquired               $  32,566     79,253     68,643
    Net cash received                              53,443     59,681    203,319
                                                ---------  ---------  ---------
        Liabilities assumed                     $  86,009    138,934    271,962
                                                =========  =========  =========
  Loan foreclosures and repossessions           $   4,382      3,380      1,625
  Sale of real estate owned financed by
    the Company                                 $     838        315        536


See accompanying notes to consolidated financial statements.


                                       8                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)




(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    NATURE OF OPERATIONS

              The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC is a federal mutual holding company and owns approximately 74% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the Company). The current fiscal year ended June 30, 2002 was the first fiscal year in which Northwest Bancorp, MHC applied for, and received, approval from the Office of Thrift Supervision (OTS), its primary regulator, to waive its right to receive cash dividends from the Company. Dividends paid to Northwest Bancorp, MHC during June 30, 2002, 2001 and 2000 were $-0-, $5,640,000 and
              $5,533,000, respectively.

              Northwest Bancorp, Inc., which is headquartered in Warren, Pennsylvania, is a federal savings and loan holding company for its wholly owned subsidiaries Northwest Savings Bank (Northwest) and Jamestown Savings Bank (Jamestown). These retail oriented financial institutions offer traditional deposit and loan products through their 116 banking locations in Pennsylvania, six banking locations in southwestern New York and four banking locations in eastern Ohio. The Company and its subsidiaries also offer loan products through 47 consumer finance offices in Pennsylvania and two in New York. The majority of the Company's real estate loans are in Pennsylvania.

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



                                       9                       (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


              Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold stock of its district FHLB according to a predetermined formula. This stock is recorded at cost and may be pledged to secure FHLB advances.

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

              The Company has identified certain residential loans which will be sold prior to maturity. These loans are recorded at the lower of amortized cost or market value and are not significant as of June 30, 2002 and 2001.

              Loan fees and certain direct loan origination costs are deferred, and the net deferred fee or cost is then recognized using the level-yield method over the contractual life of the loan as an adjustment to interest income.

       (f)    PROVISION FOR LOAN LOSSES

              Provisions for estimated losses on the loan portfolios, in addition to those specifically identified, are charged to earnings in an amount that results in a loss allowance sufficient, in management's judgment, to cover losses based on past experience and economic conditions. Estimated losses on specific loans are charged to the allowance for loan losses when, in the opinion of management, a significant decline reduces the estimated fair value of the underlying collateral to less than the loan's current carrying value.

              Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Nonaccrual loans are deemed to be impaired unless fully secured with liquid collateral. In evaluating whether a loan is impaired, management considers not only the amount that the Company expects to collect but also the timing of collection. Generally, if a delay in payment is insignificant (e.g., less than 30 days), a loan is not deemed to be impaired.

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



                                       10                          (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


              sufficient doubt about the collectibility of principal. Interest on impaired loans that are contractually past due ninety days and over is reserved.

       (g)    REAL ESTATE OWNED

              Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by delinquent borrowers. These assets are recorded on the date acquired at the lower of the related loan balance or market value of the collateral, as determined by an appraisal. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current market value, less estimated disposition costs. Gains or losses realized from the disposition of such property are credited or charged to noninterest income.

       (h)    PREMISES AND EQUIPMENT

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

       (i)    GOODWILL AND OTHER INTANGIBLES

              On July 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141). SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." This statement effectively eliminates the use of the pooling method of accounting for business combinations and states that all business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Because the Company has generally used purchase accounting for its business combinations, this statement has not materially changed its ongoing operations.

              Also on July 1, 2001, and concurrently with SFAS 141, the Company adopted SFAS 142 "Goodwill and Other Intangible Assets" (SFAS
              142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement, among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. Immediately upon adoption, and as required by SFAS 141 and SFAS 142, existing negative goodwill of $2.2 million was recorded in income as a cumulative effect of a change in accounting principle and the Company stopped amortizing the remaining goodwill of $11.3 million. There was no tax effect associated with the recognition of negative goodwill of $2.2 million as such amount arose in a tax-free reorganization. In addition, the Company performed its initial impairment





                                 11                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)



              analysis of goodwill and other intangible assets noting that the estimated fair value exceeded the carrying amount.

              SFAS 142 does not change, however, the accounting prescribed in FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" (paragraphs 4-7). The FASB affirmed in an Action Alert "that paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, applies to all acquisitions of financial institutions (or branches thereof) whether 'troubled' or not, in which the fair value of liabilities assumed exceeds the fair value of tangible and intangible assets acquired." As a result, the Company continues to amortize intangible assets of $55.4 million which meet the requirements of FASB Statement No. 72. The Company notes that the FASB has decided to undertake a limited-scope project to reconsider part of the guidance, specifically paragraphs 5 and 6, of Statement No. 72.

              Prior to adopting SFAS 141 and SFAS 142, the Company amortized goodwill and other intangible assets using the straight-line method over the estimated benefit period of ten years.

       (j)    CORE DEPOSIT INTANGIBLES

              Upon acquiring another financial institution, or branches thereof, the Company engages an independent third party of experts to analyze and prepare a core deposit study. This study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. Based upon this analysis, the amount of the premium related to the core deposits of the business purchased is calculated along with the estimated life of the acquired deposits. The core deposit intangible is then amortized to expense on a level yield basis over an approximate life of 7 to 10 years.

        (k)   BANK-OWNED LIFE INSURANCE

              In June 2002, the Company purchased $50 million of insurance on the lives of a certain group of key employees. The policies were purchased to help offset the cost of increases in various fringe benefit plans including healthcare. The cash surrender value of these policies is included in other assets on the consolidated statements of financial condition and any increases in the cash surrender value are recorded as other noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as noninterest income.

       (l)    DEPOSITS

              Interest on deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the accounts.

       (m)    PENSION PLAN

              The Company has noncontributory defined benefit pension plans. The net periodic pension cost has been calculated in accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions.




                                 12                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


       (n)    INCOME TAXES

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

       (o)    TRUST PREFERRED SECURITIES

              During the quarter ended December 31, 2001, the Company issued $99 million of Trust Preferred Securities in two separate offerings. The first offering involved the issuance of $69 million of 8.75% Cumulative Trust Preferred Securities (liquidation amount $25 per preferred security) of Northwest Capital Trust I, a Delaware business trust and newly formed subsidiary of the Company. This security trades on the NASDAQ Stock Market under the symbol NWSBP. The second offering of $30 million was also issued through a special purpose business trust formed by the Company and was sold in a private transaction to a pooled investment vehicle with a floating rate of interest equal to LIBOR plus 3.60%, reset quarterly.

       (p)    RECLASSIFICATION OF PRIOR YEARS' STATEMENTS

              Certain items previously reported have been reclassified to conform with the current year's reporting format.

       (q)    OFF-BALANCE-SHEET INSTRUMENTS

              In the normal course of business, the Company extends credit in the form of loan commitments, undisbursed lines of credit and standby letters of credit. These off-balance-sheet instruments involve, to various degrees, elements of credit and interest rate risk not reported in the consolidated statement of financial condition.

       (r)    USE OF ESTIMATES

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






                                 13                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)



       and the Pennsylvania Department of Banking to the Office of Thrift Supervision. The Company's savings bank subsidiaries, however, have both retained their state savings bank charters.

(3)    BUSINESS COMBINATIONS

       On December 14, 2001, the Company completed the acquisition of two retail banking offices located in the Pennsylvania communities of Johnsonburg and Emporium. The acquisition included approximately $55 million in deposits, $22 million in loans and the related fixed assets. This cash purchase created intangible assets of approximately $5.7 million.

       On November 16, 2001, the Company purchased a retail banking office in Ebensburg, Pennsylvania. The acquisition included approximately $26 million of deposits and the related fixed assets. This cash purchase created intangible assets of approximately $2.0 million.

       On October 26, 2001, the Company purchased a retail banking office located within the Shop n' Save supermarket in Washington, Pennsylvania. The acquisition included approximately $4.5 million in deposits and the related fixed assets. This cash purchase created intangible assets of approximately $91,000.

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

       On January 31, 2001, the Company completed its purchase of a retail brokerage office in Warren, Pennsylvania, through its subsidiary, Northwest Financial Services, Inc. The new office provides financial consulting and full service brokerage to the greater Warren area. The transaction was accounted for using the purchase method of accounting resulting in goodwill of approximately $50,000.

       On November 3, 2000, the Company acquired nine retail banking offices in Potter and Tioga counties in north central Pennsylvania. The acquisition included approximately $138 million in deposits and $57 million in consumer and business loans, along with the related fixed assets. The transaction was accounted for using the purchase method of accounting and resulted in recording an intangible asset of approximately $15,325,000.

       In September 1999, the Company purchased eight retail banking offices located in various communities in Western Pennsylvania. This acquisition included approximately $270,000,000 in deposits, $47,000,000 in consumer and business loans and the related office facilities and equipment. The acquisition was accounted for using the purchase method of accounting and resulted in an intangible asset of approximately $20,400,000.




                                 14                                  (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)



(4)    MARKETABLE SECURITIES

       Marketable securities at June 30, 2002, are as follows:

                                                                      GROSS             GROSS
                                                                    UNREALIZED       UNREALIZED
                                                  AMORTIZED          HOLDING           HOLDING           MARKET
                                                     COST             GAINS            LOSSES             VALUE
                                                ---------------   ---------------   --------------    --------------
          Held-to-maturity:
           U.S. government and agencies:
             Due in five years - ten years     $     10,013                676             --              10,689
             Due after ten years                      8,027              1,440             --               9,467
           Municipal securities:
             Due in one year - five years               100                  6             --                 106
             Due after ten years                     65,174              1,166             (687)           65,653
           Corporate debt issues:
             Due in one year - five years             1,019                 31             --               1,050
             Due after ten years                     48,310                275           (1,471)           47,114
           Mortgage-backed securities:
             Fixed rate pass-through                  3,663                 64              (14)            3,713
             Variable rate pass-through              52,278                186              (38)           52,426
             Fixed rate CMO                           8,318                176             --               8,494
             Variable rate CMO                      199,601              1,668           (1,090)          200,179
                                               ------------       ------------     ------------      ------------
                      Total mortgage-
                         backed securities          263,860              2,094           (1,142)          264,812
                                               ------------       ------------     ------------      ------------
                      Total securities
                         held-to-maturity      $    396,503              5,688           (3,300)          398,891
                                               ============       ============     ============      ============



                                 15                                  (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


                                                                      GROSS             GROSS
                                                                    UNREALIZED       UNREALIZED
                                                  AMORTIZED          HOLDING           HOLDING           MARKET
                                                     COST             GAINS            LOSSES             VALUE
                                                ---------------   ---------------   --------------    --------------
          Available-for-sale:
           U.S. government and agencies:
             Due in one year or less            $      5,501                 38             --               5,539
             Due in one year - five years             10,974                 92             --              11,066
             Due in five years - ten years             7,129                218             --               7,347
           Equity securities and mutual funds         68,228              3,500              (42)           71,686
           Municipal securities:
             Due in one year or less                     100                  3             --                 103
             Due in five years - ten years               498                  5             --                 503
             Due after ten years                      77,144                678             (417)           77,405
           Corporate debt issues:
             Due after ten years                       1,476               --               (143)            1,333
           Mortgage-backed securities:
             Fixed rate pass-through                  61,502              2,472             --              63,974
             Variable rate pass-through               12,958                 89               (7)           13,040
             Fixed rate CMO                           35,315                395              (25)           35,685
             Variable rate CMO                       145,335              2,882             (175)          148,042
                                                ------------       ------------     ------------      ------------
                      Total mortgage-
                         backed securities           255,110              5,838             (207)          260,741
                                                ------------       ------------     ------------      ------------
                      Total securities
                         available-for-sale     $    426,160             10,372             (809)          435,723
                                                ============       ============     ============      ============




                                 16                                 (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)




Marketable securities at June 30, 2002, are as follows:



                                                                      GROSS             GROSS
                                                                    UNREALIZED       UNREALIZED
                                                  AMORTIZED          HOLDING           HOLDING           MARKET
                                                     COST             GAINS            LOSSES             VALUE
                                                ---------------   ---------------   --------------    --------------
          Held-to-maturity:
           U.S. government and agencies:
             Due in five years - ten years      $     13,744                690             --              14,434
             Due after ten years                      20,774                620               (9)           21,385
           Municipal securities:
             Due in five years - ten years               100                  5             --                 105
             Due after ten years                      50,541                811           (1,069)           50,283
           Corporate debt issues:
             Due in five years - ten years             1,027               --                (47)              980
             Due after ten years                      43,805                 82           (2,652)           41,235
           Mortgage-backed securities:
             Fixed rate pass-through                   3,379                 38              (30)            3,387
             Variable rate pass-through                4,743                115              (24)            4,834
             Fixed rate CMO                            2,284                 89             --               2,373
             Variable rate CMO                       198,934                772           (5,350)          194,356
                                                ------------       ------------     ------------      ------------
                      Total mortgage-
                         backed securities           209,340              1,014           (5,404)          204,950
                                                ------------       ------------     ------------      ------------
                      Total securities
                         held-to-maturity       $    339,331              3,222           (9,181)          333,372
                                                ============       ============     ============      ============







                                 17                                 (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)



                                                                      GROSS             GROSS
                                                                    UNREALIZED       UNREALIZED
                                                  AMORTIZED          HOLDING           HOLDING           MARKET
                                                     COST             GAINS            LOSSES             VALUE
                                                ---------------   ---------------   --------------    --------------
          Available-for-sale:
           U.S. government and agencies:
             Due in one year or less             $     13,976              229             --              14,205
             Due in one year - five years               5,516              140             --               5,656
             Due in five years - ten years              1,494                7             --               1,501
             Due after ten years                        6,234              197             --               6,431
           Equity securities                            7,123            3,236             --              10,359
           Municipal securities:
             Due in one year or less                      450                3             --                 453
             Due in one year - five years                 445                9             --                 454
             Due in five years - ten years                497                7             --                 504
             Due after ten years                       56,146              354             (323)           56,177
           Corporate debt issues:
             Due after ten years                          986             --                (81)              905
           Mortgage-backed securities:
             Fixed rate pass-through                   72,522            1,620             (104)           74,038
             Variable rate pass-through                15,148              109               (5)           15,252
             Fixed rate CMO                                 3             --               --                   3
             Variable rate CMO                        206,149            1,912           (2,420)          205,641
                                                 ------------     ------------     ------------      ------------
                      Total mortgage-
                         backed securities            293,822            3,641           (2,529)          294,934
                                                 ------------     ------------     ------------      ------------
                      Total securities
                         available-for-sale      $    386,689            7,823           (2,933)          391,579
                                                 ============     ============     ============      ============



       Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

       The following table presents information regarding the issuers and the carrying value of the Company's mortgage-backed securities:



                                                                               JUNE 30
                                                                ----------------------------------
                                                                       2002              2001
                                                                ----------------   ---------------
       Mortgage-backed securities:
          FNMA                                                    $    193,814           210,548
          GNMA                                                          76,412            91,535
          FHLMC                                                        235,344           181,500
          Other (nonagency)                                             19,031            20,691
                                                                  ------------      ------------
                   Total mortgage-backed securities               $    524,601           504,274
                                                                  ============      ============




                                 18                                (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)



       Marketable securities having a carrying value of $111,824,000 at June 30, 2002, were pledged under collateral agreements. During the fiscal years 2002, 2001, and 2000, the Company sold marketable securities classified as either available-for-sale or trading for $50,720,000, $15,477,000, and $30,438,000, respectively. The gross pretax profit on these sales was $73,000, $368,000, and $397,000. In addition, during fiscal 2002, the
       Company experienced other than temporary declines in its held-to-maturity portfolio resulting in write-downs of $400,000.

(5)    LOANS RECEIVABLE

       Loans receivable at June 30, 2002 and 2001, are summarized in the table below:

                                                                                  2002                  2001
                                                                           -------------------   -------------------
          Real estate loans:
               One- to four-family                                          $    2,056,105              2,005,020
               Multi-family and commercial                                         304,456                249,049
                                                                            --------------         --------------
                           Total real estate loans                               2,360,561              2,254,069
          Consumer loans:
               Automobile                                                          117,240                 94,475
               Home improvement                                                    293,865                260,169
               Education                                                            84,817                 77,753
               Loans on savings accounts                                             7,733                  8,923
               Other                                                               113,570                134,023
                                                                            --------------         --------------
                           Total consumer loans                                    617,225                575,343
          Commercial loans                                                          95,968                 89,784
                                                                            --------------         --------------
                           Total loans receivable, gross                         3,073,754              2,919,196
          Deferred loan fees                                                        (2,938)                (2,517)
          Allowance for loan losses                                                (22,042)               (20,290)
          Undisbursed loan proceeds (real estate loans)                            (36,168)               (39,808)
                                                                            --------------         --------------
                           Total loans receivable, net                      $    3,012,606              2,856,581
                                                                            ==============         ==============


       At June 30, 2002 and 2001, the Company serviced loans for others approximating $214,269,000 and $110,700,000, respectively. These loans serviced for others are not assets of the Company and are appropriately excluded from the Company's financial statements.

       At June 30, 2002, approximately 93% of the Company's loan portfolio was secured by properties located in Pennsylvania. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

       Loans receivable at June 30, 2002, include $455,485,000 of adjustable rate loans and $2,618,269,000 of fixed rate loans.





                                 19                                 (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)

       Loans receivable at June 30, 2001, include $367,457,000 of adjustable rate loans and $2,551,739,000 of fixed rate loans.

       The Company's exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. The Company uses the same credit policies in making commitments for off-balance-sheet financial instruments as it does for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of June 30, 2002 and 2001, are presented in the following table:



                                                                                      JUNE 30
                                                                           ---------------------------
                                                                                  2002        2001
                                                                           ---------------------------
          Loan commitments                                                 $       74,581       43,764
          Undisbursed lines of credit                                             116,559      100,302
          Standby letters of credit                                                 6,058        4,742
                                                                           --------------  -----------
                                                                           $      197,198      148,808
                                                                           ==============  ===========



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

       Outstanding mortgage loan commitments at June 30, 2002, for fixed rate loans, are $55,605,000. The interest rates on these commitments approximate market rates at June 30, 2002. Outstanding mortgage loan commitments at June 30, 2002, for adjustable rate loans are $18,976,000. The fair value of these commitments are affected by fluctuations in market rates of interest.

       The Company automatically places loans on nonaccrual status when they become more than 90 days contractually delinquent or when the paying capacity of the obligor becomes inadequate to meet the requirements of the contract. When a loan is placed on nonaccrual, all previously accrued and uncollected interest is reversed against current period interest income. Nonaccrual loans at June 30, 2002, 2001 and 2000 were $15,800,000, $17,635,000 and $10,260,000, respectively.

       A loan is considered to be impaired, as defined by SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of the three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan a specific reserve is allocated for the impairment. Impaired loans at June 30, 2002, 2001, and 2000 were $15,327,000, $16,043,000, and $6,002,000, respectively. Average






                                 20                                  (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)

       impaired loans during fiscal 2002, 2001 and 2000 were $16,152,000, $12,979,000 and $13,886,000, respectively.

       There were no commitments to lend additional funds to debtors on nonaccrual status.

(6)    ACCRUED INTEREST RECEIVABLE

       Accrued interest receivable as of June 30, 2002 and 2001, is presented in the following table:


                                                                                      JUNE 30
                                                                           --------------------------------
                                                                                  2002         2001
                                                                           --------------------------------
          Investment securities                                             $        3,764         3,318
          Mortgage-backed securities                                                 1,987         2,027
          Loans receivable                                                          13,987        13,450
                                                                            --------------  ------------
                                                                            $       19,738        18,795
                                                                            ==============  ============

(7)    ALLOWANCE FOR LOAN LOSSES

       Changes in the allowance for losses on loans receivable for the years ended June 30, 2002, 2001, and 2000, are presented in the following table:




                                                           2002                  2001             2000
                                                    -------------------   ----------------   ---------------
          Balance, beginning of fiscal year            $       20,290             18,260             16,773
               Provision                                        6,360              5,347              4,149
               Charge-offs                                     (5,313)            (3,862)            (3,276)
               Acquisitions                                       237               --                   25
               Recoveries                                         468                545                589
                                                       --------------     --------------     --------------
          Balance, end of fiscal year                  $       22,042             20,290             18,260
                                                       ==============     ==============     ==============


       Management believes that the allowance for estimated loan losses is appropriate as of June 30, 2002. While management uses available information to provide for losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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




                                 21                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)



(9)    PREMISES AND EQUIPMENT

       Premises and equipment at June 30, 2002 and 2001, are summarized by major classification in the following table:



                                                                                  2002                2001
                                                                           ----------------      -------------
          Land and land improvements                                        $        5,329               3,726
          Office buildings and improvements                                         47,574              40,228
          Furniture, fixtures, and equipment                                        35,704              31,350
          Leasehold improvements                                                     5,303               4,660
                                                                            --------------       -------------
                           Total, at cost                                           93,910              79,964
          Less accumulated depreciation and amortization                            38,536              33,197
                                                                            --------------       -------------
                           Premises and equipment, net                      $       55,374              46,767
                                                                            ==============       =============

       Depreciation and amortization expense for the years ended June 30, 2002, 2001, and 2000, was $5,339,000, $4,517,000, and $3,840,000, respectively.

       Premises used by certain of the Company's branches and offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2021. Minimum annual rentals by fiscal year are summarized in the following table:



                 2003                                 $        1,955
                 2004                                          1,729
                 2005                                          1,414
                 2006                                          1,124
                 2007                                            881
                 Thereafter                                    3,698
                                                      --------------
                                                      $       10,801
                                                      ==============

       Rental expense for the years ended June 30, 2002, 2001, and 2000, was $2,535,000, $2,237,000, and $1,962,000, respectively.

(10)   DEPOSITS

       Deposit balances at June 30, 2002 and 2001, are shown in the table below:


                                                                   2002                  2001
                                                            -------------------   ----------------
          Savings accounts                                    $      698,336             455,031
          Interest-bearing checking accounts                         429,339             378,334
          Noninterest-bearing checking accounts                      176,243             144,246
          Money market deposit accounts                              407,974             208,220
          Certificates of deposit                                  1,881,230           2,079,109
                                                              --------------      --------------
                                                              $    3,593,122           3,264,940
                                                              ==============      ==============




                                 22                                 (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)




       The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $289,430,000 at June 30, 2002 and $300,709,000 at June 30, 2001.

       The following table summarizes the contractual maturity of the certificate accounts:


                                                                                 2002                  2001
                                                                           --------------         --------------
          Due within 12 months                                             $    1,046,783              1,691,033
          Due between 12 and 24 months                                            344,372                243,675
          Due between 24 and 36 months                                            197,850                 70,022
          Due between 36 and 48 months                                            179,749                 47,690
          Due between 48 and 60 months                                            103,500                 16,191
          After 60 months                                                           8,976                 10,498
                                                                           --------------         --------------
                                                                           $    1,881,230              2,079,109
                                                                           ==============         ==============


       The following table summarizes the interest expense incurred on the respective deposits:



                                                                         YEARS ENDED JUNE 30
                                                      ---------------------------------------------------
                                                            2002             2001                2000
                                                      ---------------- --------------     ---------------
          Savings accounts                            $       15,473           13,501             13,650
          Interest-bearing checking accounts                   4,747            4,612              4,559
          Money market deposit accounts                        9,019            6,929              6,855
          Certificate accounts                                99,765          115,839             90,386
                                                      --------------   --------------     --------------
                                                      $      129,004          140,881            115,450
                                                      ==============   ==============     ==============





                                 23                                 (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


(11)   BORROWED FUNDS

       Borrowed funds at June 30, 2002 and 2001, are presented in the following table:




                                                                       2002                      2001
                                                            -------------------------  -------------------------
                                                                             AVERAGE                    AVERAGE
                                                               AMOUNT          RATE      AMOUNT           RATE
                                                            -----------      --------  ----------       --------
       Term notes payable to the FHLB of Pittsburgh:
               Due within one year                          $    34,200  %     6.04    $     8,000  %     6.15
               Due between one and two years                        150        4.00         34,200        6.04
               Due between two and three years                   25,000        6.05            150        4.00
               Due between three and four years                    --           --          25,000        6.05
               Due between four and five years                     --                                     --
               Due between five and ten years                   175,000        5.13        175,000        5.13
               Due between ten and twenty years                   1,150        2.75          1,202        2.75
                                                            -----------                -----------
                                                                235,500        5.35        243,552        5.37
       Revolving line of credit, Federal
            Home Loan Bank of Pittsburgh                           --           --           2,000        4.11
       Other borrowings due between
            one and two years                                       180       10.00            180       10.00
       Investor notes payable, due
            various dates through 2006                            6,414        6.53          6,315        6.55
       Securities sold under agreement to
            Repurchase, due various dates
            through fiscal 2003                                  17,166        1.98         24,165        4.47
                                                            -----------                -----------
                        Total borrowed funds                $   259,260                $   276,212
                                                            ===========                ===========




       Borrowings from the Federal Home Loan Bank of Pittsburgh are secured by the Company's investment securities, mortgage-backed securities and qualifying residential first mortgage loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

       The revolving line of credit with the Federal Home Loan Bank of Pittsburgh carries a commitment of $175,000,000 maturing on January 2, 2003. The rate is adjusted daily by the Federal Home Loan Bank and any borrowings on this line may be repaid at any time without penalty.

       The securities sold under agreements to repurchase are collateralized by various securities held in safekeeping by the Federal Home Loan Bank of Pittsburgh. The market value of such securities exceeds the value of the securities sold under agreements to repurchase. The average amount of agreements outstanding in fiscal years 2002 and 2001 was $14,841,000 and $24,059,000, respectively. The maximum amount of security repurchase agreements outstanding during fiscal years 2002 and 2001 was $19,568,000 and $28,997,000, respectively.







                                 24                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


(12)   INCOME TAXES

       Total income tax was allocated for the years ended June 30, 2002, 2001, and 2000, as follows:




                                                                   2002            2001              2000
                                                           ---------------- ---------------   ---------------
          Income before income taxes                        $       13,742          12,699           13,910
          Shareholders' equity for unrealized gain/
               (loss) on securities available-for-sale               1,636           4,455           (3,951)
          Shareholders' equity for tax benefit for
               excess of fair value above cost of
               stock option and recognition and
               retention plans                                        (135)            (33)            (162)
                                                            --------------  --------------   --------------
                                                            $       15,243          17,121            9,797
                                                            ==============  ==============   ==============

       Income tax expense (benefit) applicable to income before taxes consists of:


                                                                     YEARS ENDED JUNE 30
                                                     -----------------------------------------------------
                                                          2002                2001             2000
                                                     --------------     ---------------   ----------------
          Current                                    $       14,430             14,002             15,601
          Deferred                                             (688)            (1,303)            (1,691)
                                                     --------------     --------------     --------------
                                                     $       13,742             12,699             13,910
                                                     ==============     ==============     ==============

       The significant components of deferred income tax expense (benefit) are as follows:


                                                                            JUNE 30
                                                     -----------------------------------------------------
                                                          2002                2001               2000
                                                     --------------     ---------------   ----------------
          Deferred income tax benefit                $       (1,249)            (1,473)            (1,768)
          NOL carryforward                                      561                170                 77
                                                     --------------     --------------     --------------
                                                     $         (688)            (1,303)            (1,691)
                                                     ==============     ==============     ==============

       A reconciliation from the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income, is as follows:


                                                                        YEARS ENDED JUNE 30
                                                     -----------------------------------------------------
                                                           2002              2001               2000
                                                     --------------     ---------------   ----------------
          Expected tax rate                         %          35.0               35.0               35.0
          Tax-exempt interest income                           (5.6)              (5.5)              (4.4)
          State income tax, net of federal benefit              2.1                3.6                4.2
          Valuation allowance                                  (1.1)              (0.3)              (0.1)
          Other                                                (1.4)              (0.6)              (0.9)
                                                     --------------     --------------     --------------
                           Effective tax rate       $          29.0               32.2               33.8
                                                     ==============     ==============     ==============




                                 25                                (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)



       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2002 and 2001, are presented below:


                                                                                  2002                 2001
                                                                           ----------------       ---------------
          Deferred tax assets:
               Deferred fee income                                          $          837                    907
               Deferred compensation expense                                         1,372                  1,221
               Net operating loss carryforwards                                         36                    597
               Bad debts                                                             5,173                  4,880
               Accrued postretirement benefit cost                                     406                    447
               Pension expense                                                         567                    517
               Other                                                                 2,833                  2,100
                                                                            --------------         --------------
                                                                                    11,224                 10,669
               Valuation allowance                                                    --                     (492)
                                                                            --------------         --------------
                                                                                    11,224                 10,177
          Deferred tax liabilities:
               Marketable securities available-for-sale                              3,347                  1,711
               Other                                                                   894                    536
                                                                            --------------         --------------
                                                                                     4,241                  2,247
                                                                            --------------         --------------
                           Net deferred tax asset                           $        6,983                  7,930
                                                                            ==============         ==============




       The Company has revised the valuation allowance on the net operating loss carryforward related to Jamestown. The Company has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely that these assets will be realized through carryback to taxable income in prior years, future reversals of existing temporary differences and, to a lesser extent, through future taxable income. The Company will continue to review the criteria related to the recognition of deferred tax assets on a quarterly basis.

       Under provisions of the Internal Revenue Code, Northwest has approximately $101,000 of net operating losses which expire in years 2006 through 2020.

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

       In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code (the Code), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only



                                 26                                  (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)

       if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at June 30, 2002, includes approximately $28,293,000 representing such bad debt deductions for which no deferred income taxes have been provided.

(14)   EARNINGS PER SHARE

       Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering common stock equivalents or any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The computation of basic and diluted earnings per share is shown in the table below:



                                                                                            YEARS ENDED JUNE 30
                                                                           ----------------------------------------------------
                                                                                2002              2001               2000
                                                                           --------------     --------------     --------------
          Reported net income                                              $       35,882             26,777             27,203
               Deduct cumulative effect of accounting change                        2,237               --                 --
                                                                           --------------     --------------     --------------
          Net income before cumulative effect of
               accounting change                                           $       33,645             26,777             27,203
                                                                           ==============     ==============     ==============
          Weighted average common shares outstanding                               47,479             47,392             47,305
          Common stock equivalents due to effect of stock
               options                                                                511                357                268
                                                                           --------------     --------------     --------------
                           Total weighted average common
                              shares and equivalents                               47,990             47,749             47,573
                                                                           ==============     ==============     ==============
          Basic earnings per share:
               Reported net income                                         $         0.76               0.57               0.58
                  Deduct cumulative effect of accounting change                      0.05               --                 --
                                                                           --------------     --------------     --------------
               Net income before cumulative effect of
                  accounting change                                        $         0.71               0.57               0.58
                                                                           ==============     ==============     ==============
          Diluted earnings per share:
               Reported net income                                         $         0.75               0.56               0.57
                  Deduct cumulative effect of accounting change                      0.05               --                 --
                                                                           --------------     --------------     --------------
               Net income before cumulative effect of
                  accounting change                                        $         0.70               0.56               0.57
                                                                           ==============     ==============     ==============


(15)   EMPLOYEE BENEFIT PLANS

       (a)    PENSION PLANS

              The Company maintains noncontributory defined benefit pension plans covering substantially all employees and the members of its board of directors. Retirement benefits are based on certain compensation levels, age, and length of service. Contributions are based on an actuarially determined amount to fund not only benefits attributed to service to date but also for those expected to be earned



                                 27                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


              in the future. In addition, the Company has an unfunded Supplemental Executive Retirement Plan (SERP) to compensate those executive participants eligible for the Company's defined benefit pension plan whose benefits are limited by Section 415 of the Code of the Internal Revenue Service.

              The Company also sponsors a retirement savings plan in which substantially all employees participate. The Company provides a matching contribution of 50% of each employee's contribution to a maximum of 6% of the employee's compensation.

              Total expense for all retirement plans, including defined benefit pension plans, was approximately $3,186,000, $2,652,000, and $2,310,000 for the years ended June 30, 2002, 2001, and 2000, respectively. Net periodic pension cost for the Company's defined benefit pension plans consist of the following:


                                                                        YEARS ENDED JUNE 30
                                                        ---------------------------------------------------
                                                             2002               2001              2000
                                                        ---------------    --------------     -------------
               Service cost                             $       2,195              1,913             1,625
               Interest cost                                    1,940              1,693             1,444
               Expected return on plan assets                  (1,800)            (1,698)           (1,491)
               Net amortization and deferral                      109                 60                55
                                                        -------------      --------------     -------------
                          Net periodic pension cost     $        2,444              1,968             1,633
                                                        ==============     ==============     =============







                                 28                                 (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)



              The following table sets forth, for the Company's defined benefit pension plans, the plans' funded status and amounts recognized in the Company's consolidated statements of financial condition at June 30, 2002 and 2001:


                                                                           2002                2001
                                                                     ---------------     --------------
               Change in benefit obligation:
                    Benefit obligation at beginning of year             $     27,953            24,407
                    Service cost                                               2,195             1,913
                    Interest cost                                              1,940             1,693
                    Actuarial loss                                             1,758               394
                    Benefits paid                                               (626)             (454)
                                                                        ------------      ------------
                    Benefit obligation at end of year                   $     33,220            27,953
                                                                        ============      ============
               Change in plan assets:
                    Fair value of plan assets at beginning of year            22,736            21,454
                    Actual return on plan assets                                 (67)             (216)
                    Employer contribution                                      2,202             1,952
                    Benefits paid                                               (626)             (454)
                                                                        ------------      ------------
                    Fair value of plan assets at end of year            $     24,245            22,736
                                                                        ============      ============
                    Funded status                                             (8,975)           (5,217)
                    Unrecognized transition asset                               (218)             (258)
                    Unrecognized prior service cost                              518               612
                    Unrecognized net actuarial loss                            7,079             3,510
                    Adjustment to recognize minimum liability                   (158)             (151)
                                                                        ------------      ------------
                                Accrued benefit cost                    $     (1,754)           (1,504)
                                                                        ============      ============

              The following table sets forth the assumptions used to develop the preceding information for the net pension cost and benefits:

                                                                              Years ended June 30
                                                                ---------------------------------------------
                                                                     2002              2001           2000
                                                                --------------   -------------   ------------
               Discount rate                                  %       6.75            7.00              7.00
               Expected long-term rate of return on assets            8.00            8.00              8.00
               Rate increase in compensation levels                   4.00            4.00              4.00


              Assets of the Company's qualified noncontributory defined benefit plan consists primarily of equity and fixed income securities.

       (b)    POSTRETIREMENT HEALTHCARE PLAN

              In addition to pension benefits, the Company provides postretirement healthcare benefits for certain employees who were employed by the Company as of October 1, 1993, and were at least 55 years of age on that date. The Company accounts for these benefits in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than






                                 29                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)

       Pensions (SFAS 106). SFAS 106 requires the accrual method of accounting for postretirement benefits other than pensions.

       Net periodic cost for the Company's postretirement healthcare benefits consist of the following:



                                                                                          YEARS ENDED JUNE 30
                                                                         ----------------------------------------------------
                                                                              2002                2001              2000
                                                                         --------------     --------------     --------------
        Service cost                                                     $            7                 12                 32
        Interest cost                                                                56                 65                 72
        Recognized actuarial gain                                                  (178)               (48)              --
                                                                         --------------     --------------     --------------
                         Net periodic (benefit) cost                     $         (115)                29                104
                                                                         ==============     ==============     ==============


              The following table sets forth the funded status of the Company's postretirement healthcare benefit plan and the amounts recognized in the Company's consolidated statements of financial condition at June 30, 2002 and 2001:


                                                                          2002             2001
                                                                     ------------      ------------
               Change in benefit obligation:
                    Benefit obligation at beginning of year          $        837               968
                    Service cost                                                7                12
                    Interest cost                                              56                65
                    Actuarial (gain) loss                                     214              (166)
                    Benefits paid                                            (121)              (42)
                                                                     ------------      ------------
                    Benefit obligation at end of year                         993               837
               Fair value of plan assets at end of year                      --                --
                                                                     ------------      ------------
               Funded status                                                 (993)             (837)
               Unrecognized net actuarial (gain) loss                         130              (262)
                                                                     ------------      ------------
                                Accrued benefit cost                 $       (863)           (1,099)
                                                                     ============      ============


       The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:




                                                                            YEARS ENDED JUNE 30
                                                          ------------------------------------------------
                                                               2002              2001           2000
                                                          --------------    ------------   ---------------
          Discount rate                                 %       6.75             7.00             7.00
          Monthly cost of healthcare insurance
               per beneficiary                          $     141.41           117.31           134.26
          Annual rate of increase in healthcare costs   $       4.00             4.00             4.00


       If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the service and interest cost components of net periodic







                                 30                                  (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)

       postretirement healthcare benefit cost would increase by $6,109, in the aggregate, and the accumulated postretirement benefit obligation for healthcare benefits would increase by $88,172.

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

       ESOP compensation expense was $871,000, $831,000, and $909,000 for the fiscal years ended June 30, 2002, 2001, and 2000, respectively.

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

(e)    STOCK OPTION PLAN

       On November 21, 1995, the Company adopted the 1995 Stock Option Plan. The objective of the Stock Option Plan is to provide an additional performance incentive to the Company's employees and outside directors. The Stock Option Plan authorized the grant of stock options and limited stock appreciation rights for 1,380,000 shares of the Company's common stock. On December 20, 1995, the Company granted 242,000 nonstatutory stock options to its outside directors at an exercise price of $5.58 per share (95% of the Company's common stock fair market value per share at grant date) and 923,200 incentive stock options to employees at an exercise price of $5.875 per share. On March 22, 1996, the Company granted 122,800 incentive stock options to employees at an exercise price of $5.625 per share. On December 16, 1998, the Company granted 15,086 incentive stock options to employees at an exercise price of $9.875 per share. On October 20, 1999, the Company granted 57,700 incentive stock options to employees at an exercise price of $7.812 per share. On June 21, 2000, the Company granted the remaining 19,214 incentive stock options as well as 9,186 previously forfeited options at an exercise price of $6.875 per share. On November 17, 2000, the Company adopted the 2000 Stock Option Plan. This Plan authorized the grant of stock options and limited stock rights for 800,000 shares of the Company's common stock. On October 17, 2001 the



                                 31                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)



       Company granted 94,000 nonstatutory stock options to its outside directors and 143,845 incentive stock options to employees at an exercise price of $9.780 per share. These options are exercisable for a period of ten years from the grant date with each recipient vesting at the rate of 20% per year commencing with the grant date.

       The following table summarizes the activity in the Company's Option Plan during the periods ending June 30:

                                                      2002                         2001                       2000
                                           -------------------------     -----------------------    ----------------------
                                                            WEIGHTED                    WEIGHTED                  WEIGHTED
                                                            AVERAGE                      AVERAGE                   AVERAGE
                                                            EXERCISE                    EXERCISE                  EXERCISE
                                             NUMBER           PRICE          NUMBER       PRICE       NUMBER        PRICE
                                           ----------    ------------    ----------    ----------   ----------    ----------
          Balance at
               beginning of year            1,132,716    $     6.00       1,228,331    $     5.98    1,155,951    $     5.86
          Granted                             237,845          9.78(a)         --            --         86,100          7.50(a)
          Exercised                          (166,569)         5.86         (84,815)         5.68      (11,480)         5.84
          Forfeited                            (7,712)         8.15         (10,800)         5.91       (2,240)         5.68
                                           ----------                    ----------                 ----------
          Balance at end of year            1,196,280          6.76       1,132,716          6.00    1,228,331          5.98
                                           ==========                    ==========                 ==========
          Exercisable at end
               of year                        975,119          6.15       1,046,750          5.86      904,925          5.84

       (a) Weighted average fair value of options at grant date: $2.48 and $2.70, respectively.



                                       EXERCISE   EXERCISE   EXERCISE   EXERCISE   EXERCISE    EXERCISE   EXERCISE
                                         PRICE      PRICE      PRICE      PRICE      PRICE       PRICE     PRICE        TOTAL
                                        $5.580     $5.625     $5.875     $6.875     $7.812      $9.780     $9.875      $6.760
                                       --------   ---------  --------   --------   --------   --------   --------    ---------
          Options outstanding:
               Number of options        83,200     61,860    724,509     25,860     52,480     233,585     14,786    1,196,280
               Weighted average
                  remaining contract
                  life (years)            3.50       3.75       3.50       8.00       7.25        9.25       6.50         4.93
          Options exercisable:
               Number of options        83,200     61,860    724,509     15,516     31,488      46,717     11,829      975,119







                                 32                                  (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)



       The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Had compensation costs for the Stock Option Plan been determined consistent with the fair value method of SFAS 123, Accounting for Stock-Based Compensation, which permits entities to expense an estimated fair value of employee stock options granted, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                       2002            2001            2000
                                                ---------------   -------------- ----------------
          Net income:
               As reported                      $       35,882          26,777         27,203
               Pro forma                                35,756          26,580         26,899
          Basic earnings per share:
               As reported                                0.76            0.57           0.58
               Pro forma                                  0.75            0.56           0.57
          Diluted earnings per share:
               As reported                                0.75            0.56           0.57
               Pro forma                                  0.75            0.56           0.57


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) dividend yields ranging from 1.60% to 2.50%; (2) expected volatility of 18% to 33%; (3) risk-free interest rates ranging from 4.50% to 6.50%; and (4) expected lives of seven years. The effects of applying SFAS No. 123 may not be representative of the effects on reported net income in future years.

(16)   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       SFAS No. 107, Disclosure about Fair Value of Financial Instruments (SFAS
       107), requires disclosure of fair value information about financial instruments whether or not recognized in the consolidated statement of financial condition. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts reported in the consolidated statement of financial condition approximate fair value for the following financial instruments: cash on hand and interest-earning deposits in other institutions, accrued interest receivable, accrued interest payable, marketable securities available-for-sale, and variable rate borrowings.





                                 33                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


       The following table sets forth the carrying amount and estimated fair value of the Company's financial instruments included in the consolidated statement of financial condition as of June 30:



                                                                             2002                          2001
                                                                   -------------------------     -------------------------
                                                                   CARRYING       ESTIMATED       CARRYING      ESTIMATED
                                                                     AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                                                   ----------     ----------     ----------     ----------
          Financial assets:
               Cash and equivalents                                $  217,754        217,754         95,966         95,966
               Securities available-for-sale                          435,723        435,723        391,579        391,579
               Securities held-to-maturity                            396,503        398,891        339,331        333,372
               Loans receivable                                     3,037,586      3,148,632      2,879,388      2,954,451
               Accrued interest receivable                             19,738         19,738         18,795         18,795
               FHLB stock                                              23,702         23,702         22,499         22,499
                                                                   ----------     ----------     ----------     ----------
                           Total financial assets                  $4,131,006      4,244,440      3,747,558      3,816,662
                                                                   ==========     ==========     ==========     ==========
          Financial liabilities:
               Savings and checking accounts                       $1,711,892      1,711,892      1,185,831      1,185,831
               Time deposits                                        1,881,230      1,898,987      2,079,109      2,108,189
               Borrowed funds                                         259,260        270,360        276,212        268,606
               Trust-preferred securities                              99,000        101,496           --             --
               Accrued interest payable                                 5,169          5,169          3,720          3,720
                                                                   ----------     ----------     ----------     ----------
                           Total financial liabilities             $3,956,551      3,987,904      3,544,872      3,566,346
                                                                   ==========     ==========     ==========     ==========



       Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at June 30, 2002 and 2001.

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






                                 34                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


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

       TRUST-PREFERRED SECURITIES

       The fair value of fixed rate trust-preferred securities is based on the closing trade price on the last day of the fiscal year. The variable rate trust-preferred securities are calculated using the discounted cash flows at the prevailing rate of interest.

       OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

       These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2002 and 2001, there was no significant unrealized appreciation or depreciation on these financial instruments.

(17)   REGULATORY CAPITAL REQUIREMENTS

       The Company's banking subsidiaries are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.




                                 35                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


       Quantitative measures established by regulation to ensure capital adequacy require the Company's banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). At June 30, 2002 and 2001, the Company's banking subsidiaries exceed all capital adequacy requirements to which they are subject.

       As of June 14, 2002, the most recent notification from the FDIC categorized Northwest and Jamestown as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' categories.

       The actual, required and well capitalized levels as of June 30, 2002 and 2001, are as follows: (in thousands)


                                                                                      JUNE 30, 2002
                                                          ----------------------------------------------------------------------
                                                                                      MINIMUM CAPITAL         WELL CAPITALIZED
                                                                   ACTUAL               REQUIREMENTS            REQUIREMENTS
                                                          ---------------------   ----------------------  ----------------------
                                                            AMOUNT       RATIO      AMOUNT       RATIO      AMOUNT       RATIO
                                                          ----------  ---------   -----------   --------  ----------   ---------
          Total capital (to risk weighted assets):
                  Northwest Savings Bank                  $  276,565     12.49%   $  177,174      8.00%   $  221,467      10.00%
                  Jamestown Savings Bank                      14,727     11.04        10,673      8.00        13,341      10.00
          Tier I capital (to risk weighted assets):
                  Northwest Savings Bank                     253,937     11.47        88,587      4.00       132,880       6.00
                  Jamestown Savings Bank                      13,765     10.32         5,336      4.00         8,004       6.00
          Tier I capital (leverage) (to average assets):
                  Northwest Savings Bank                     253,937      6.47       117,767      3.00*      196,279       5.00
                  Jamestown Savings Bank                      13,765      5.87         7,035      3.00*       11,725       5.00







                                 36                                (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)



                                                                                      JUNE 30, 2001
                                                          ----------------------------------------------------------------------
                                                                                      MINIMUM CAPITAL         WELL CAPITALIZED
                                                                   ACTUAL               REQUIREMENTS            REQUIREMENTS
                                                          ---------------------   ----------------------  ----------------------
                                                            AMOUNT       RATIO      AMOUNT       RATIO      AMOUNT       RATIO
                                                          ----------  ---------   -----------   --------  ----------   ---------
          Total capital (to risk weighted assets):
                  Northwest Savings Bank                 $  214,670     10.39%   $  165,364       8.00%   $  206,705      10.00%
                  Jamestown Savings Bank                      8,232     10.72         6,142       8.00         7,678      10.00
          Tier I capital (to risk weighted assets):
                  Northwest Savings Bank                    193,570      9.36        82,682       4.00       124,023       6.00
                  Jamestown Savings Bank                      7,596      9.89         3,071       4.00         4,607       6.00
          Tier I capital (leverage) (to average assets):
                  Northwest Savings Bank                    193,570      5.33       108,916       3.00*      181,526       5.00
                  Jamestown Savings Bank                      7,596      5.96         3,821       3.00*        6,368       5.00



       * The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of June 30, 2002, the Company had not been advised of any additional requirements in this regard.

(18)   CONTINGENT LIABILITIES

       The Company and its subsidiaries are subject to a number of asserted and unasserted claims encountered in the normal course of business. Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on the Company's financial statements.






                                 37                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


(19)   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                      -------------------------------------------------------
                                                      SEPTEMBER       DECEMBER        MARCH          JUNE
                                                          30             31             31             30
                                                      ----------     ----------     ----------     ----------
                                                             (In thousands, except per share data)
          Fiscal 2002:
               Interest income                        $   69,657         68,657         68,783         67,403
               Interest expense                           41,202         38,231         34,491         33,331
                                                      ----------     ----------     ----------     ----------
                           Net interest income            28,455         30,426         34,292         34,072
               Provision for loan losses                   1,418          1,473          1,664          1,805
               Noninterest income                          4,663          4,757          3,741          5,012
               Noninterest expenses                       21,496         22,707         23,443         24,025
                                                      ----------     ----------     ----------     ----------
                           Income before
                              income taxes and
                              cumulative effect of
                              accounting change           10,204         11,003         12,926         13,254
               Income taxes                                3,026          3,242          3,957          3,517
                                                      ----------     ----------     ----------     ----------
                           Income before
                              cumulative effect of
                              accounting change            7,178          7,761          8,969          9,737
               Cumulative effect of accounting
                  change                                   2,237           --             --             --
                                                      ----------     ----------     ----------     ----------
                           Net income                 $    9,415          7,761          8,969          9,737
                                                      ==========     ==========     ==========     ==========
          Basic per share amounts:
               Income before cumulative effect
                  of accounting change                $     0.15           0.16           0.19           0.21
               Cumulative effect of accounting
                  change                                    0.05           --             --             --
                                                      ----------     ----------     ----------     ----------
                           Net income                 $     0.20           0.16           0.19           0.21
                                                      ==========     ==========     ==========     ==========
          Diluted per share amounts:
               Income before cumulative effect
                  of accounting change                $     0.15           0.16           0.19           0.20
               Cumulative effect of accounting
                  change                                    0.05           --             --             --
                                                      ----------     ----------     ----------     ----------
                           Net income                 $     0.20           0.16           0.19           0.20
                                                      ==========     ==========     ==========     ==========








                                 38                                 (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)



                                                                      THREE MONTHS ENDED
                                                      -------------------------------------------------------
                                                      SEPTEMBER       DECEMBER         MARCH          JUNE
                                                          30             31             31             30
                                                      ----------     ----------     ----------     ----------
                                                            (In thousands, except per share data)
          Fiscal 2001:
               Interest income                        $   64,266         67,499         68,544         69,121
               Interest expense                           36,435         39,762         40,143         40,982
                                                      ----------     ----------     ----------     ----------
                           Net interest income            27,831         27,737         28,401         28,139
               Provision for loan losses                   1,295          1,135          1,249          1,668
               Noninterest income                          3,198          3,460          3,391          5,005
               Noninterest expenses                       19,415         20,440         20,766         21,718
                                                      ----------     ----------     ----------     ----------
                           Income before
                              income taxes                10,319          9,622          9,777          9,758
               Income taxes                                3,529          3,179          3,140          2,851
                                                      ----------     ----------     ----------     ----------
                           Net income                 $    6,790          6,443          6,637          6,907
                                                      ==========     ==========     ==========     ==========
          Basic earnings per share                    $     0.14           0.14           0.14           0.15
                                                      ==========     ==========     ==========     ==========
          Diluted earnings per share                  $     0.14           0.14           0.14           0.14
                                                      ==========     ==========     ==========     ==========




(20)   COMPONENTS OF COMPREHENSIVE INCOME

       For the year ended June 30:



                                                                 2002              2001               2000
                                                           ---------------    ---------------     --------------
          Unrealized gain (loss) on marketable
               securities available-for-sale               $        4,674             12,502            (10,852)
          Tax (expense) benefit                                    (1,636)            (4,373)             4,047
          Reclassification adjustment for (gains) losses
               included in net income, net of tax
               of $-0-, $(82), and $149, respectively                --                  153               (277)
                                                           --------------     --------------     --------------
                            Net unrealized gain (loss)     $        3,038              8,282             (7,082)
                                                           ==============     ==============     ==============





                                 39                                 (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)




(21)   NORTHWEST BANCORP, INC. (PARENT COMPANY ONLY)

                        Statements of Financial Condition

                             (Amounts in thousands)

                                                                                           JUNE 30
                                                                           ---------------------------------------
                                ASSETS                                            2002                   2001
                                                                           -----------------        --------------
          Cash and cash equivalents                                          $       63,871                    393
          Marketable securities available-for-sale                                    4,231                  4,192
          Investment in bank subsidiaries                                           341,688                268,562
          Goodwill                                                                    2,138                  2,138
          Other assets                                                                4,133                    441
                                                                             --------------         --------------
                           Total assets                                      $      416,061                275,726
                                                                             ==============         ==============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
          Liabilities:
               Debentures payable                                            $      102,062                   --
               Other liabilities                                                      1,648                     13
                                                                             --------------         --------------
                           Total liabilities                                        103,710                     13
          Shareholders' equity                                                      312,351                275,713
                                                                             --------------         --------------
                           Total liabilities and shareholders' equity        $      416,061                275,726
                                                                             ==============         ==============

















                                 40                                (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)




                              Statements of Income




                                                                          YEARS ENDED JUNE 30
                                                         ----------------------------------------------------
                                                               2002              2001               2000
                                                         --------------     --------------     --------------
          Income:
               Interest income                           $        1,313                212                256
               Dividends from bank subsidiary                     1,250              6,500              6,350
               Undistributed earnings from equity
                  investment in bank subsidiaries                36,915             20,367             20,779
               Gain on sale of marketable securities
                  available-for-sale                               --                  142                 39
               Other income                                           8                351                869
                                                         --------------     --------------     --------------
                           Total income                          39,486             27,572             28,293
          Expense:
               Compensation and benefits                            302                462                674
               Goodwill amortization                               --                  304                307
               Other expense                                         77                 29                 34
               Interest expense                                   4,567               --                 --
                                                         --------------     --------------     --------------
                           Total expense                          4,946                795              1,015
                                                         --------------     --------------     --------------
                           Net income before taxes               34,540             26,777             27,278
          Federal and state income taxes                         (1,342)              --                   75
                                                         --------------     --------------     --------------
                           Net income                    $       35,882             26,777             27,203
                                                         ==============     ==============     ==============

















                                 41                                 (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


                            Statements of Cash Flows



                                                                                            YEARS ENDED JUNE 30
                                                                           ----------------------------------------------------
                                                                                 2002              2001               2000
                                                                           --------------     --------------     --------------
          Operating activities:
               Net income                                                  $       35,882             26,777             27,203
               Adjustments to reconcile net income to net cash
                  provided (used) by operating activities:
                     Undistributed earnings of subsidiaries                       (36,915)           (20,367)           (20,779)
                     Depreciation and amortization                                     (1)               304                325
                     Noncash compensation expense related to
                        stock benefit plans                                            57                  7              1,145
                     Gain on sale of marketable securities
                        available-for-sale                                           --                 (142)               (39)
                     Net change in other assets and liabilities                    (2,071)               432               (454)
                                                                           --------------     --------------     --------------
                           Net cash provided (used) by operating
                              activities                                           (3,048)             7,011              7,401
                                                                           --------------     --------------     --------------
          Investing activities:
               Additional investment in subsidiaries                              (33,062)              --                 --
               Principal payments on loans                                           --                 --                 (561)
               Purchase of marketable securities available-for-sale                  --                  (69)              (497)
               Proceeds from sale of marketable securities
                  available-for-sale                                                 --                  538              1,261
                                                                           --------------     --------------     --------------
                           Net cash provided (used) by investing
                              activities                                          (33,062)               469                203
                                                                           ----------------------------------------------------
          Financing activities:
               Cash dividends paid                                                 (2,906)            (7,582)            (7,577)
               Proceeds from issuance of debentures                               102,062               --                 --
               Proceeds from options exercised                                        432                308                 20
                                                                           --------------     --------------     --------------
                           Net cash provided (used) by financing
                              activities                                           99,588             (7,274)            (7,557)
                                                                           --------------     --------------     --------------
                           Net increase in cash and cash
                              equivalents                                  $       63,478                206                 47
                                                                           ==============     ==============     ==============
          Cash and cash equivalents at beginning of year                              393                187                140
          Net increase (decrease) in cash and cash equivalents                     63,478                206                 47
                                                                           --------------     --------------     --------------
          Cash and cash equivalents at end of year                         $       63,871                393                187
                                                                           ==============     ==============     ==============







                                 42                                (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)

(22)   BUSINESS SEGMENTS

       The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banks segment includes the two savings bank subsidiaries of the Company, Northwest Savings Bank and Jamestown Savings Bank, as well as the subsidiaries of the savings banks that provide similar products and services. The savings banks are community-oriented institutions that offer a full array of traditional deposit and loan products, including mortgage, consumer and commercial loans, as well as trust, investment management, actuarial and benefit plan administration, and brokerage services typically offered by a full service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest Savings Bank, that operates forty-seven offices in Pennsylvania and two in southwestern New York. This subsidiary compliments the services of the banks by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Northwest Savings Bank. Net income is primarily used by management to measure segment performance. The following tables provide financial information for these segments. The All Other column represents the parent company, other nonbank subsidiaries, and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.


           AT OR FOR THE FISCAL YEAR ENDED           COMMUNITY         CONSUMER          ALL
               June 30, 2002 ($ in 000's)               BANKS           FINANCE         OTHER*     CONSOLIDATED
         -------------------------------------     ---------------   -------------   -----------   -------------
          External interest income                   $  255,014         19,274            212        274,500
          Intersegment interest income                    6,710           --           (6,710)          --
          Interest expense                              143,273          7,234         (3,252)       147,255
          Provision for loan losses                       3,180          3,180           --            6,360
          Noninterest income                             16,921          1,252           --           18,173
          Noninterest expense                            84,272          7,020            379         91,671
          Income tax expense (benefit)                   13,799          1,285         (1,342)        13,742
          Cumulative effect of accounting change          2,237           --             --            2,237
          Net income                                     36,358          1,807         (2,283)        35,882
          Total assets                                4,161,316        129,608         10,322      4,301,246









                                 43                             (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)





            AT OR FOR THE FISCAL YEAR ENDED          COMMUNITY      CONSUMER         ALL
               June 30, 2001 ($ in 000's)              BANKS         FINANCE        OTHER*     CONSOLIDATED
         -------------------------------------    -------------   ------------   -----------   -------------
          External interest income                $  248,957         20,253            220        269,430
          Intersegment interest income                10,605           --          (10,605)          --
          Interest expense                           156,850         11,084        (10,612)       157,322
          Provision for loan losses                    2,580          2,767           --            5,347
          Noninterest income                          13,336          1,576            142         15,054
          Noninterest expense                         75,467          6,413            459         82,339
          Income tax expense (benefit)                11,988            711           --           12,699
          Net income                                  26,013            854            (90)        26,777
          Total assets                             3,709,253        137,151          6,427      3,852,831


             AT OR FOR THE FISCAL YEAR ENDED        COMMUNITY       CONSUMER         ALL
               June 30, 2000 ($ in 000's)             BANKS          FINANCE        OTHER*     CONSOLIDATED
         -------------------------------------    -------------   ------------   -----------   -------------
          External interest income                $  220,925         18,547            252        239,724
          Intersegment interest income                 9,334           --           (9,334)          --
          Interest expense                           131,659          9,784         (9,344)       132,099
          Provision for loan losses                    2,031          2,118           --            4,149
          Noninterest income                           9,562          1,670             39         11,271
          Noninterest expense                         67,936          5,545            153         73,634
          Income tax expense (benefit)                12,640          1,195             75         13,910
          Net income                                  25,555          1,575             73         27,203
          Total assets                             3,267,069        133,501          6,722      3,407,292






       * Eliminations consist of intercompany interest income and interest expense.

(23) GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES (TRUST-PREFERRED SECURITIES)

       During fiscal 2002 the Company formed two wholly owned Delaware statutory business trusts, Northwest Capital Trust I and Northwest Bancorp Statutory Trust I (the Trusts). These trusts were formed solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company and engage in other activities that are incidental to those previously listed.





                                 44                                  (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)

       Northwest Capital Trust I issued 2,760,000 of 8.75% Cumulative Trust Preferred Securities through a public offering on November 30, 2001 (liquidation value of $25 per preferred security or $69,000,000) with a stated maturity of December 31, 2031. The securities trade on the Nasdaq Stock Market under the symbol NWSBP. Northwest Bancorp Statutory Trust I issued 30,000 Cumulative Trust Preferred Securities in a private transaction to a pooled investment vehicle on December 18, 2001 (liquidation value of $1,000 per preferred security or $30,000,000) with a stated maturity of December 23, 2031 and a floating rate of interest, which is reset quarterly, equal to three month LIBOR plus 3.60%. The trust-preferred securities qualify as regulatory Tier I capital and the cash distributions are tax deductible. For financial reporting purposes, the trusts are included in the consolidated financial statements of the Company. The trust-preferred securities are presented as a separate line item on the Consolidated Statements of Financial Condition and the distributions are included with interest expense on borrowed funds on the Consolidated Statements of Income.

       The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirror the structure of the trust-preferred securities. Northwest Capital Trust I holds $71,134,025 of the Company's 8.75% junior subordinated debentures, due December 31, 2031. Northwest Bancorp Statutory Trust I holds $30,928,000 of the Company's junior subordinated debentures due December 23, 2031 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 3.60%. The rate in effect at June 30, 2002 was 5.48%. These subordinated debentures are the sole assets of the trusts. The Company will use the proceeds from the sale of the debentures for general corporate purposes, including capital contributions to its banking subsidiaries to support their growth strategies.

       Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the trusts. The Company has the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust securities also are deferred. Interest on the subordinated debentures and distributions on the trust securities is cumulative. The Company obligation constitutes a full, irrevocable and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities.

       The trusts must redeem the preferred securities when the debentures are paid at maturity or upon an earlier redemption of the debentures to the extent the debentures are redeemed. All or part of the debentures may be redeemed at any time on or after December 31, 2006. Also, the debentures may be redeemed at any time if existing laws or regulations, or the interpretation or application of these laws or regulations, change, causing:

       - the interest on the debentures to no longer be deductible by the Company for federal income tax purposes;

       - the trust to become subject to federal income tax or to certain other taxes or governmental charges;

       -      the trust to register as an investment company;

       - the Company to become subject to capital requirements and the preferred securities do not qualify as Tier I capital.






                                 45                                (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)




       In addition, all or part of the debentures may be redeemed on or after December 31, 2003 and prior to December 31, 2006 in the unlikely event of a mutual-to-stock conversion of Northwest Bancorp, MHC (the mutual holding company of Northwest Bancorp, Inc.). Under such circumstances the debentures may be redeemed at a price equal to the accrued and unpaid interest to the date fixed for redemption plus 107% of the principal amount, thereof, and holders of the preferred securities will receive 107% of the liquidation amount of $25 per preferred security plus any accrued and unpaid distributions to the date of redemption.

       The Company may, at any time, dissolve the trust and distribute the debentures to the trust security holders, subject to receipt of any required regulatory approval(s).

(24)   GOODWILL AND OTHER INTANGIBLE ASSETS

       As a result of adopting SFAS 141 and SFAS 142 as described in footnote 1(i), remaining negative goodwill at June 30, 2001 of $2.2 million was recorded in income as a cumulative effect of a change in accounting principle. The following table shows the effect on net income and earnings per share as a result of adopting SFAS No. 141 and 142:


                                                                         FOR THE FISCAL YEAR ENDED JUNE 30,
                                                                  --------------------------------------------------
                                                                      2002              2001                2000
                                                                 ------------       ------------        ------------

       Reported net income                                       $     35,882             26,777              27,203
       Deduct:  Cumulative effect of accounting change                  2,237               --                  --
       Add back: Goodwill amortization                                   --                1,031               1,011
                                                                 ------------       ------------        ------------
       Adjusted net income                                       $     33,645             27,808              28,214
                                                                 ============       ============        ============
       Basic earnings per share:
            Reported net income                                  %       0.76               0.57                0.58
            Deduct:  Cumulative effect of accounting change              0.05               --                  --
            Add back: Goodwill amortization                              --                 0.02                0.02
                                                                 ------------       ------------        ------------
       Adjusted net income                                       %       0.71               0.59                0.60
                                                                 ============       ============        ============
       Diluted earnings per share:
            Reported net income                                          0.75               0.56                0.57
            Deduct:  Cumulative effect of accounting change              0.05               --                  --
            Add back: Goodwill amortization                              --                 0.02                0.02
                                                                 ------------       ------------        ------------
       Adjusted net income                                       %       0.70               0.58                0.59
                                                                 ============       ============        ============










                                 46                                (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


       The following table provides information for intangible assets subject to amortization for the periods indicated:

                                                                                           JUNE 30
                                                                              ------------------------------
                                                                                  2002              2001
                                                                              ------------      ------------
           Amortized intangible assets:
               Core deposit intangibles - gross                               $      3,655             1,510
               Less:  accumulated amortization                                      (1,052)             (769)
                                                                              ------------      ------------
               Core deposit intangibles - net                                 $      2,603               741
                                                                              ============      ============
               Other unidentifiable intangible assets - gross                       73,918            68,222
               Less:  accumulated amortization                                     (21,097)          (13,951)
                                                                              ------------      ------------
               Other unidentifiable intangible assets - net                   $     52,821            54,271
                                                                              ============      ============


       The following information shows the actual aggregate amortization expense for the current and prior fiscal years as well as the estimated aggregate amortization expense for each of the five succeeding fiscal years:


             For the fiscal year ended 6/30/00                $           5,831
             For the fiscal year ended 6/30/01                            7,371
             For the fiscal year ended 6/30/02                            7,306
             For the fiscal year ended 6/30/03                            8,100
             For the fiscal year ended 6/30/04                            8,220
             For the fiscal year ended 6/30/05                            8,220
             For the fiscal year ended 6/30/06                            8,220
             For the fiscal year ended 6/30/07                            8,220


















                                 47                                (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)




       The following table provides information for the changes in the carrying amount of goodwill:

                                                         COMMUNITY           CONSUMER
                                                           BANKS             FINANCE             TOTAL
                                                     -----------------   ---------------    ---------------
          Balance at June 30, 2000                    $        4,831              1,011              5,842
          Goodwill acquired                                    4,220               --                4,220
          Amortization (Pre-SFAS 142)                           (913)              (118)            (1,031)
          Impairment losses                                     --                 --                 --
                                                      --------------     --------------     --------------
          Balance at June 30, 2001                             8,138                893              9,031
          Goodwill acquired                                     --                 --                 --
          Amortization (Post-SFAS 142)                          --                 --                 --
          Impairment losses                                     --                 --                 --
          Negative goodwill write-off                          2,237               --                2,237
                                                      --------------     --------------     --------------
          Balance at June 30, 2002                    $       10,375                893             11,268
                                                      ==============     ==============     ==============


(25)   SUBSEQUENT EVENTS (UNAUDITED)

       In September 2002, the Company completed its previously announced acquisition of Prestige Bancorp, Inc., and its subsidiary Prestige Bank. Prestige Bank was a federal savings bank with four offices in the South Hills of Pittsburgh, Pennsylvania, and assets of approximately $190 million, deposits of approximately $122 million, and shareholders' equity of approximately $11.7 million. Under terms of the agreement, shareholders received $13.75 for each share of Prestige Bancorp, resulting in a cash payment of approximately $14.7 million and intangible assets of approximately $5 million.

       Also, as previously announced on August 16, 2001 and reported on Form 8-K, the Company has entered into an agreement to acquire Leeds Federal Bankshares, Inc. The transaction is subject to the approval of the OTS and Northwest's application is currently on file with the OTS pending approval. The parties have twice agreed to extend the date upon which the transaction must be completed. On August 28, 2002, the parties extended the date for completion of the merger to December 31, 2002. The parties also agreed to amend the merger agreement to modify the structure of the transaction in which Leeds Federal Savings Bank will become a wholly-owned subsidiary of Northwest Bancorp, MHC and will not be part of the Northwest Bancorp, Inc. consolidated group immediately after the merger as previously proposed. The $32.00 per share cash consideration to be paid to the public stockholders of Leeds Federal Bankshares, Inc. and all other terms and conditions of the merger remain generally unchanged.






                                 48                                 (Continued)

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NORTHWEST BANCORP, INC.


Date: September 25, 2002                 By: /s/ William J. Wagner
                                             -----------------------------------
                                             William J. Wagner, President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ John O. Hanna                  By: /s/ William J. Wagner
    ----------------------------           ------------------------------------
    John O. Hanna, Chairman                William J. Wagner, President,
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)

    Date: September 25, 2002               Date: September 25, 2002


By: /s/ John M. Bauer                  By: /s/ Richard L. Carr
    -----------------------------          ------------------------------------
    John M. Bauer, Director                Richard L. Carr, Director

    Date: September 25, 2002               Date: September 25, 2002


By: /s/ Richard E. McDowell            By: /s/ Thomas K. Creal, III
    -----------------------------          ------------------------------------
    Richard E. McDowell, Director          Thomas K. Creal, III, Director

    Date: September 25, 2002               Date: September 25, 2002


By: /s/ Joseph T. Stadler              By: /s/ Joseph F. Long
    -----------------------------          ------------------------------------
    Joseph T. Stadler, Director            Joseph F. Long, Director

    Date: September 25, 2002               Date: September 25, 2002


By: /s/ A. Paul King                   By: /s/ Robert G. Ferrier
    -----------------------------          ------------------------------------
    A. Paul King, Director                 Robert G. Ferrier, Director

    Date: September 25, 2002               Date: September 25, 2002



By: /s/ William W. Harvey, Jr.
    ------------------------------------
    William W. Harvey, Jr.
    Senior Vice President, Finance
    (Principal Financial and Accounting Officer)

    Date: September 25, 2002

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William J. Wagner, President and Chief Executive Officer of Northwest Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Northwest Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.


September 25, 2002                         /s/ William J. Wagner
------------------                         -------------------------------------
Date                                       William J. Wagner
                                           President and Chief Executive Officer

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William W. Harvey, Senior Vice President, Finance of Northwest Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Northwest Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.


September 25, 2002                               /s/ William W. Harvey
------------------                               ------------------------------
Date                                             William W. Harvey
                                                 Senior Vice President, Finance
                                                   (Chief Financial Officer)