Form 10-Q
period 2002-09-30
NORTHWEST BANCORP INC
filed 2002-11-13
CIK 1042064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from __________________ to _________________


                         Commission File Number 0-23817


                             Northwest Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     United States of America                               23-2900888
-------------------------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)


Liberty Street at Second Avenue, Warren, Pennsylvania                              16365
-----------------------------------------------------                           ----------
(Address of principal executive offices)                                        (Zip Code)


                                 (814) 726-2140
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

       Common Stock ($.10 par value) 47,571,103 shares outstanding as of
                              September 30, 2002.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                                      INDEX

PART I            FINANCIAL INFORMATION                                                    PAGE

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition as of
                  September 30, 2002 (unaudited) and June 30, 2002                           1

                  Consolidated Statements of Income for the three months
                  ended September 30, 2002 and 2001 (unaudited)                              2

                  Consolidated Statements of Changes in Shareholders' Equity for
                  the three months ended September 30, 2002 and 2001 (unaudited)             3

                  Consolidated Statements of Cash Flows for the three
                  months ended September 30, 2002 and 2001 (unaudited)                       4

                  Notes to Unaudited Consolidated Financial Statements                       6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       10

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                23

Item 4.           Controls and Procedures                                                   24

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                         24

Item 2.           Changes in Securities                                                     24

Item 3.           Defaults Upon Senior Securities                                           25

Item 4.           Submission of Matters to a Vote of Security Holders                       25

Item 5.           Other Information                                                         25

Item 6.           Exhibits and Reports on Form 8-K                                          25

                  Signatures                                                                28

                  Certifications                                                            29

                                  ITEM 1. FINANCIAL STATEMENTS


                            NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,              JUNE 30,
                              ASSETS                                                2002 (unaudited)              2002
-------------------------------------------------------------------------           ----------------        -------------
CASH AND CASH EQUIVALENTS                                                          $          57,561               64,687
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
    INSTITUTIONS                                                                             326,287              153,067
MARKETABLE SECURITIES AVAILABLE-FOR-SALE (AMORTIZED
    COST OF $444,065 AND $426,160)                                                           456,853              435,723
MARKETABLE SECURITIES HELD-TO-MATURITY (MARKET
    VALUE OF $512,972 AND $398,891)                                                          506,751              396,503
                                                                                   -----------------        -------------
         TOTAL CASH, INTEREST-EARNING DEPOSITS AND
         MARKETABLE SECURITIES                                                             1,347,452            1,049,980

MORTGAGE LOANS - 1 TO 4 FAMILY                                                             2,138,904            2,016,999
COMMERCIAL REAL ESTATE LOANS                                                                 331,292              304,456
CONSUMER LOANS                                                                               652,305              617,225
COMMERCIAL BUSINESS LOANS                                                                    102,411               95,968
                                                                                   -----------------        -------------
    TOTAL LOANS RECEIVABLE                                                                 3,224,912            3,034,648
ALLOWANCE FOR LOAN LOSSES                                                                    (23,828)             (22,042)
                                                                                   -----------------        -------------
    LOANS RECEIVABLE, NET                                                                  3,201,084            3,012,606

FEDERAL HOME LOAN BANK STOCK, AT COST                                                         26,342               23,702
ACCRUED INTEREST RECEIVABLE                                                                   19,960               19,738
REAL ESTATE OWNED, NET                                                                         5,041                5,157
PREMISES AND EQUIPMENT, NET                                                                   58,731               55,374
OTHER INTANGIBLE ASSETS                                                                       54,915               55,424
GOODWILL                                                                                      16,801               11,268
OTHER ASSETS                                                                                  79,607               67,997
                                                                                   -----------------        -------------
    TOTAL ASSETS                                                                   $       4,809,933            4,301,246
                                                                                   =================        =============

                LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------
LIABILITIES:
    NONINTEREST-BEARING DEMAND DEPOSITS                                            $         187,920              176,243
    INTEREST-BEARING DEMAND DEPOSITS                                                         482,973              429,339
    SAVINGS DEPOSITS                                                                       1,219,284            1,106,310
    TIME DEPOSITS                                                                          1,976,401            1,881,230
                                                                                   -----------------        -------------
        TOTAL DEPOSITS                                                                     3,866,578            3,593,122

    BORROWED FUNDS                                                                           496,026              259,260
    ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                                              9,526               21,065
    ACCRUED INTEREST PAYABLE                                                                   4,741                5,169
    OTHER LIABILITIES                                                                         10,126               11,279
    GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S
    JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES                                        99,000               99,000
                                                                                   -----------------        -------------
        TOTAL LIABILITIES                                                                  4,485,997            3,988,895

SHAREHOLDERS' EQUITY:
    COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
        AUTHORIZED, 47,571,103, AND 47,549,659 ISSUED
        AND OUTSTANDING, RESPECTIVELY                                                          4,757                4,755
    PAID-IN CAPITAL                                                                           71,967               71,838
    RETAINED EARNINGS                                                                        238,900              229,542
    ACCUMULATED OTHER COMPREHENSIVE INCOME:
        NET UNREALIZED GAIN/(LOSS) ON SECURITIES AVAILABLE-
        FOR-SALE, NET OF INCOME TAXES                                                          8,312                6,216
                                                                                   -----------------        -------------
                                                                                             323,936              312,351
                                                                                   -----------------        -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $       4,809,933            4,301,246
                                                                                   =================        =============

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                         THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       2002              2001
                                                                                  -------------     --------------
INTEREST INCOME:
    LOANS RECEIVABLE                                                              $      57,554             57,273
    MORTGAGE-BACKED SECURITIES                                                            6,355              7,367
    TAXABLE INVESTMENT SECURITIES                                                         2,359              2,983
    TAX-FREE INVESTMENT SECURITIES                                                        1,873              1,416
    INTEREST-EARNING DEPOSITS                                                               870                618
                                                                                  -------------     --------------
            TOTAL INTEREST INCOME                                                        69,011             69,657

INTEREST EXPENSE:
    DEPOSITS                                                                             28,603             37,539
    BORROWED FUNDS                                                                        6,017              3,663
                                                                                  -------------     --------------
            TOTAL INTEREST EXPENSE                                                       34,620             41,202

            NET INTEREST INCOME                                                          34,391             28,455
PROVISION FOR LOAN LOSSES                                                                 1,667              1,418
                                                                                  -------------     --------------
            NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                                              32,724             27,037

NONINTEREST INCOME:
    SERVICE CHARGES AND FEES                                                              3,406              2,886
    TRUST AND OTHER FINANCIAL SERVICES INCOME                                               853                530
    INSURANCE COMMISSION INCOME                                                             385                464
    GAIN ON SALE OF MARKETABLE SECURITIES, NET                                              287                 30
    GAIN ON SALE OF LOANS, NET                                                              509                103
    GAIN ON SALE OF REAL ESTATE OWNED, NET                                                   47                328
    INCREASE IN  CASH SURRENDER VALUE OF BANK
    OWNED LIFE INSURANCE                                                                    752                  0
    OTHER OPERATING INCOME                                                                  433                322
                                                                                  -------------     --------------
            TOTAL NONINTEREST INCOME                                                      6,672              4,663

NONINTEREST EXPENSE:
    COMPENSATION AND EMPLOYEE BENEFITS                                                   13,050             11,330
    PREMISES AND OCCUPANCY COSTS                                                          3,176              2,788
    OFFICE OPERATIONS                                                                     1,878              1,643
    PROCESSING EXPENSES                                                                   1,933              1,688
    AMORTIZATION OF INTANGIBLES                                                           1,963              1,706
    OTHER EXPENSES                                                                        2,607              2,341
                                                                                  -------------     --------------
            TOTAL NONINTEREST EXPENSE                                                    24,607             21,496

            INCOME BEFORE INCOME TAXES AND
                CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                   14,789             10,204
            FEDERAL AND STATE INCOME TAXES                                                4,455              3,026
                                                                                  -------------     --------------
            INCOME BEFORE CUMULATIVE EFFECT OF
                ACCOUNTING CHANGE                                                        10,334              7,178
            CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                            0              2,237
                                                                                  -------------     --------------
                    NET INCOME                                                   $       10,334              9,415
                                                                                 ==============     ==============
BASIC AND DILUTED PER SHARE AMOUNTS:
    INCOME BEFORE CUMULATIVE EFFECT OF                                                    $0.22              $0.15
        ACCOUNTING CHANGE
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                $0.00              $0.05
                                                                                  -------------     --------------
    NET INCOME                                                                            $0.22              $0.20

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                Accum.     Unearned
                                                                                                 Other    Recognition
                                                     Common Stock                               Compre-       and          Total
                                               ------------------------  Paid-in    Retained    hensive    Retention   Shareholders'
                                                  Shares      Amount     Capital    Earnings     Income   Plan Shares     Equity
                                               -----------   ---------  ---------   ---------   -------   ------------ -----------
Beginning balance at June 30, 2001              47,426,755      $4,743     71,283     196,566    3,178        (57)       275,713

Comprehensive income:
   Net income                                            -           -          -       9,415        -          -          9,415
   Change in unrealized gain on securities,
   net of tax and reclassification adjustment            -           -          -           -    2,204          -          2,204
                                               -----------   ---------    -------    ---------  -------    -------     ---------
Total comprehensive income                               -           -          -       9,415    2,204          -         11,619

Exercise of stock options                            7,647           -         38           -        -          -             38

RRP shares released                                      -           -          -           -        -          -              0

Dividends declared                                       -           -          -        (725)       -          -           (725)
                                               -----------   ---------    -------    ---------  -------    -------     ---------
Ending balance at September 30, 2001            47,434,402      $4,743     71,321     205,256    5,382        (57)       286,645
                                               ===========   =========    =======    =========  =======    =======     =========


                                                                                                Accum.     Unearned
                                                                                                 Other    Recognition
                                                     Common Stock                               Compre-       and          Total
                                               ------------------------  Paid-in    Retained    hensive    Retention   Shareholders'
                                                  Shares      Amount     Capital    Earnings     Income   Plan Shares     Equity
                                               -----------   ---------  ---------   ---------   -------   ------------ -----------
Beginning balance at June 30, 2002              47,549,659      $4,755     71,838    229,542      6,216         -       312,351

Comprehensive income:
   Net income                                            -           -          -     10,334          -         -        10,334
   Change in unrealized gain on securities,
   net of tax and reclassification adjustment            -           -          -          -      2,096         -         2,096
                                               -----------   ---------    -------    ---------  -------    -------     ---------
Total comprehensive income                               -           -          -     10,334      2,096         -        12,430

Exercise of stock options                           21,444           2        129          -          -         -           131

Dividends declared                                       -           -          -       (976)         -         -          (976)
                                               -----------   ---------    -------    ---------  -------    -------     ---------

Ending balance at September 30, 2002            47,571,103      $4,757     71,967    238,900      8,312         -       323,936
                                               ===========   =========    ========   =========  =======    =======     ========

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                         Three Months          Three Months
                                                                            Ended                 Ended
                                                                           9/30/02               9/30/01
                                                                        --------------         ------------
OPERATING ACTIVITIES:
  Net Income                                                            $       10,334               9,415
  Adjustments to reconcile net income to net cash
     provided by operating activities:
           Provision for loan losses                                             1,667               1,418
           Net loss (gain) on sale of assets                                      (843)               (461)
           Amortization of intangible assets                                     1,963               1,706
           Net depreciation, amortization and accretion                          2,290               1,263
           Decrease (increase) in other assets                                  (5,939)              1,894
           Increase (decrease) in other liabilities                             (2,624)                112
           Net accretion of discount on marketable securities                     (279)             (1,009)
           Noncash cumulative change in accounting principle                         -              (2,237)
                                                                        --------------        ------------
                Net cash provided by operating activities                        6,569              12,101

INVESTING ACTIVITIES:
           Purchase of marketable securities held-to-maturity                 (125,407)            (18,098)
           Purchase of marketable securities available-for-sale                (73,262)            (43,236)
           Proceeds from maturities and principal reductions
                of marketable securities held-to-maturity                       31,435              21,709
           Proceeds from maturities and principal reductions
                of marketable securities available-for-sale                     42,658              16,625
           Proceeds from sales of marketable securities,
                available-for-sale                                              25,008                 530
           Loan originations                                                  (254,898)           (211,831)
           Proceeds from loan maturities and principal reductions              151,453             145,251
           Proceeds from loan sales                                             42,178              29,794
           Proceeds from sale of real estate owned                               1,443                 942
           Net (purchase) sale of real estate owned for investment                (172)               (171)
           Purchase of premises and equipment                                   (2,907)             (3,223)
           Acquisitions, net of cash received                                    2,619                   -
                                                                        --------------        ------------
                Net cash used by investing activities                   $     (159,852)            (61,708)

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                         Three Months         Three Months
                                                                            Ended                Ended
                                                                           9/30/02              9/30/01
                                                                        -------------         ------------
FINANCING ACTIVITIES:
           Increase (decrease) in deposits, net                         $      151,198             129,352
           Proceeds from long-term borrowings                                  180,000                 541
           Repayments of long-term borrowings                                       (3)             (8,607)
           Net increase (decrease) in short-term borrowings                        840              (1,731)
           Increase (decrease) in advances by borrowers for
                taxes and insurance                                            (11,813)            (12,029)
           Cash dividends paid                                                    (976)               (725)
           Proceeds from stock options exercised                                   131                  38
                                                                        --------------        ------------
                Net cash provided by financing activities                      319,377             106,839

Net increase (decrease) in cash and cash equivalents                    $      166,094              57,232
                                                                        ==============        ============

Cash and cash equivalents at beginning of period                        $      217,754              95,966
Net increase (decrease) in cash and cash equivalents                           166,094              57,232
                                                                        --------------        ------------
Cash and cash equivalents at end of period                              $      383,848             153,198
                                                                        ==============        ============


Cash paid during the period for:
       Interest on deposits and borrowings (including interest
           credited to deposit accounts of $23,739 and
           $28,303, respectively)                                       $      35,373              41,132
                                                                        =============         ===========
       Income taxes                                                     $         552                 400
                                                                        =============         ===========


Business acquisitions:
       Fair value of assets acquired                                    $     176,885                   -
       Cash received (paid)                                                     2,619                   -
                                                                        -------------         -----------
           Liabilities assumed                                          $     179,504                   -
                                                                        =============         ===========


Non-cash activities:
       Loans transferred to real estate owned                           $       1,014                 467
                                                                        =============         ===========
       Sale of real estate owned financed by the Company                $         206                 334
                                                                        =============         ===========

See accompanying notes to unaudited consolidated financial statements

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC is a federal mutual holding company which owns approximately 74% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the "Company"). For the second consecutive fiscal year the mutual holding company has applied for, and received, approval from the Office of Thrift Supervision (OTS), its primary regulator, to waive its right to receive cash dividends from the Company.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include information for footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Certain items previously reported have been reclassified to conform with the current period's reporting format. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(2)      PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Northwest Savings Bank ("Northwest"), Jamestown Savings Bank ("Jamestown"), Northwest Capital Trust I, Northwest Bancorp Statutory Trust I, Northwest Consumer Discount Company, Northwest Finance Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Boetger and Associates, Inc., Rid Fed, Inc., Allegheny Services, Inc. and Great Northwest Corporation. All significant intercompany items have been eliminated.

(3)      BUSINESS SEGMENTS

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

----------------------------------------- ---------------- ------------- ------------- -----------------
At or for the three months ended              Community       Consumer
September 30, 2002 ($ in 000's)                 Banks         Finance     All Other *     Consolidated
----------------------------------------- ---------------- ------------- ------------- -----------------
External interest income                    $      64,351         4,606            54            69,011
----------------------------------------- ---------------- ------------- ------------- -----------------
Intersegment interest income                        1,486             -       (1,486)                 -
----------------------------------------- ---------------- ------------- ------------- -----------------
Interest expense                                   33,042         1,595          (17)            34,620
----------------------------------------- ---------------- ------------- ------------- -----------------
Provision for loan losses                             893           774             -             1,667
----------------------------------------- ---------------- ------------- ------------- -----------------
Noninterest income                                  6,409           263             -             6,672
----------------------------------------- ---------------- ------------- ------------- -----------------
Noninterest expense                                22,712         1,803            92            24,607
----------------------------------------- ---------------- ------------- ------------- -----------------
Income tax expense (benefit)                        4,712           289         (546)             4,455
----------------------------------------- ---------------- ------------- ------------- -----------------
Net income                                         10,887           408         (961)            10,334
----------------------------------------- ---------------- ------------- ------------- -----------------
Total assets                                $   4,673,724       127,170         9,039         4,809,933
----------------------------------------- ---------------- ------------- ------------- -----------------

----------------------------------------- --------------- ------------- ------------- -----------------
At or for the three months ended               Community      Consumer
September 30, 2001 ($ in 000's)                  Banks        Finance     All Other *    Consolidated
----------------------------------------- --------------- ------------- ------------- -----------------
External interest income                    $      64,660         4,943            54            69,657
----------------------------------------- --------------- ------------- ------------- -----------------

Intersegment interest income                        2,087             -       (2,087)                 -
----------------------------------------- --------------- ------------- ------------- -----------------
Interest expense                                   41,073         2,218       (2,089)            41,202
----------------------------------------- --------------- ------------- ------------- -----------------
Provision for loan losses                             660           758             -             1,418
----------------------------------------- --------------- ------------- ------------- -----------------
Noninterest income                                  4,276           387             -             4,663
----------------------------------------- --------------- ------------- ------------- -----------------
Noninterest expense                                19,645         1,704           147            21,496
----------------------------------------- --------------- ------------- ------------- -----------------
Income tax expense (benefit)                        2,807           270          (51)             3,026
----------------------------------------- --------------- ------------- ------------- -----------------
Cumulative effect of accounting change              2,237             -             -             2,237
----------------------------------------- --------------- ------------- ------------- -----------------
Net income                                          9,075           380          (40)             9,415
----------------------------------------- --------------- ------------- ------------- -----------------
Total assets                                $   3,829,105       137,100         5,196         3,971,401
----------------------------------------- --------------- ------------- ------------- -----------------


* Eliminations consist of intercompany interest income and interest expense

(4)      BUSINESS COMBINATIONS

On September 13, 2002, the Company completed the previously announced acquisition of Prestige Bancorp, Inc., and its subsidiary Prestige Bank, both headquartered in Pleasant Hills, Pennsylvania. The acquisition included the four offices of Prestige Bank, assets of approximately $180 million, deposits of approximately $122 million and shareholders' equity of approximately $10 million. Under terms of the agreement, shareholders received $13.75 in cash for each share of Prestige Bancorp, resulting in a cash payment of approximately $14.6 million and intangible assets of approximately $6 million.

Also, as previously announced on August 16, 2001 and reported on Form 8-K, the Company, its mutual holding company, Northwest Bancorp, MHC and its subsidiary savings bank, Northwest Savings Bank, entered into an agreement to acquire Leeds Federal Bankshares, Inc. of Baltimore, Maryland, its mutual holding company, Leeds Federal Bankshares, MHC, and its subsidiary Leeds Federal Savings Bank. The transaction is subject to the approval of the Office of Thrift Supervision
(OTS) and the application is currently on file with the OTS pending approval. The parties have twice agreed to extend the date upon which the transaction must be completed and on August 28, 2002 the parties agreed to further extend the date for completion of the merger to December 31, 2002. The parties also agreed to amend the merger agreement to modify the structure of the transaction so that Leeds Federal Savings Bank will become a wholly-owned subsidiary of Northwest Bancorp, MHC and will not be part of the Northwest Bancorp, Inc. consolidated group immediately after the merger as previously proposed. The $32.00 per share cash consideration to be paid to public stockholders of Leeds Federal Bankshares, Inc. and all other terms and conditions of the merger remain generally unchanged.

(5)      ACCOUNTING DEVELOPMENTS--SUBSEQUENT EVENT

On October 1, 2002 the Financial Accounting Standards Board (FASB) issued, and the Company adopted, Statement of Financial Accounting Standards (SFAS) No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for transactions between two or more mutual enterprises. This statement removes the acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method." The acquisition of all or part of a financial institution that meets the definition of a business combination shall now be accounted for by the purchase method in accordance with FASB Statement No. 141, "Business Combinations." The effective date of this pronouncement is October 1, 2002 and on that date the Company reclassified approximately $51 million of other unidentifiable intangible assets to goodwill. In addition, the Company ceased the regularly scheduled amortization expense of these intangible assets of approximately $7.2 million annually which equates to approximately $4.3 million, or $.09 per share, after tax. The transition provisions of this pronouncement require that any previously issued interim or annual financial statements that reflect amortization of the unidentified intangible asset shall be restated to remove the amortization expense. Amortization expense of these unidentifiable intangible assets in the current three month period ended September 30, 2002 and the same period in the prior year amounted to approximately $1.8 million and $1.7 million, respectively. Net of income tax, these figures were approximately $1.1 million, or $.02 per share, and $1.0 million, or $.02 per share, respectively.

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


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2002 TO
SEPTEMBER 30, 2002

ASSETS

At September 30, 2002 the Company had total assets of $4.810 billion, an increase of $508.7 million, or 11.8%, from $4.301 billion at June 30, 2002. This increase was funded primarily by an increase in deposits of $273.5 million, an increase in borrowed funds of $236.8 million, and net income of $10.3 million.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $1.347 billion at September 30, 2002, an increase of $297.5 million, or 28.3%, from $1.050 billion at June 30, 2002. This increase resulted from the investment of funds received from the growth in deposits and borrowed funds as well as approximately $30 million of marketable securities received as part of the acquisition of Prestige Bancorp, Inc. and its subsidiary Prestige Bank, which occurred during the current fiscal quarter. Net loans receivable increased by $188.5 million, or 6.3%, to $3.201 billion at September 30, 2002 from $3.013 billion at June 30, 2002. This increase resulted primarily from the purchase of loans with a market value of approximately $132 million as part of the acquisition of Prestige Bank mentioned above, as well as loan growth across the Company's market area.

LIABILITIES

Deposits increased by $273.5 million, or 7.6%, to $3.867 billion at September 30, 2002 from $3.593 billion at June 30, 2002. This increase resulted primarily from strong internal deposit growth along with the purchase of four retail offices with deposits of approximately $122 million as part of the Prestige Bank acquisition. Borrowed funds increased by $236.8 million, or 91.3%, to $496.0 million at September 30, 2002 from $259.3 million at June 30, 2002. This increase is primarily the result of the Company borrowing long-term funds from the Federal Home Loan Bank to take advantage of the low interest rates which will be used to purchase floating rate investment securities. In addition, approximately $55.9 million of FHLB borrowings were assumed as part of the Prestige acquisition.

CAPITAL RESOURCES AND LIQUIDITY

Total shareholders' equity at September 30, 2002 was $323.9 million, an increase of $11.5 million, or 3.7%, from $312.4 million at June 30, 2002. This increase was primarily attributable to net income for the three month period of $10.3 million which was partially offset by the declaration of common stock dividends of $976,000. Also affecting capital was a $2.1 million increase in the net market value of securities held as available-for-sale.

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

At September 30, 2002, all regulatory capital requirements were exceeded. The actual, required, and well capitalized levels at September 30, 2002 and June 30, 2002 are as follows: (dollars in thousands)

                               September 30, 2002




                                                                        Minimum Capital         Well Capitalized
                                                      Actual             Requirements             Requirements
-------------------------------------------- ---------------------- ----------------------- -----------------------
                                               Amount      Ratio      Amount      Ratio       Amount      Ratio
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Total Capital (to risk weighted assets):
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Northwest Savings Bank                         $283,593     11.76%    $192,896       8.00%    $241,121      10.00%
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Jamestown Savings Bank                         $ 16,458     11.29%    $ 11,661       8.00%    $ 14,576      10.00%
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------

-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Tier 1 Capital (to risk weighted assets):
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Northwest Savings Bank                         $259,550     10.76%    $ 96,448       4.00%    $144,672       6.00%
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Jamestown Savings Bank                         $ 15,383     10.55%    $  5,830       4.00%    $  8,746       6.00%
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------

-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Tier 1 Capital (leverage) (to average assets):
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Northwest Savings Bank                         $259,550      6.35%    $122,576       3.00%*   $204,294       5.00%
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Jamestown Savings Bank                         $ 15,383      5.65%    $  8,163       3.00%*   $ 13,605       5.00%
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------

                                  June 30, 2002

                                                                         Minimum Capital        Well Capitalized
                                                      Actual               Requirements           Requirements
-------------------------------------------- ---------------------- ----------------------- -----------------------
                                               Amount      Ratio      Amount      Ratio       Amount      Ratio
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Total Capital (to risk weighted assets):
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Northwest Savings Bank                         $276,565     12.49%    $177,174       8.00%    $221,467      10.00%
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Jamestown Savings Bank                         $ 14,727     11.04%    $ 10,673       8.00%    $ 13,341      10.00%
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------

-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Tier 1 Capital (to risk weighted assets):
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Northwest Savings Bank                         $253,937     11.47%    $ 88,587       4.00%    $132,880       6.00%
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Jamestown Savings Bank                         $ 13,765     10.32%    $  5,336       4.00%    $  8,004       6.00%
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------

-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Tier 1 Capital (leverage) (to average assets):
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Northwest Savings Bank                         $253,937      6.47%    $117,767       3.00%*   $196,279       5.00%
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------
Jamestown Savings Bank                         $ 13,765      5.87%    $  7,035       3.00%*   $ 11,725       5.00%
-------------------------------------------- ----------- ---------- ----------- ----------- ----------- -----------

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of September 30, 2002, the Company had not been advised of any additional requirements in this regard.


The Company's banking subsidiaries, Northwest and Jamestown, are required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the applicable State Department of Banking during their regular examinations. The Banks' internal liquidity requirements are based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Banks have always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at September 30, 2002 was 25.2% and 54.8% for Northwest and Jamestown, respectively. The Company and its subsidiaries adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual when they are more than 90 days contractually delinquent and may also be placed on nonaccrual status even if not more than 90 days delinquent but other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell or the principal balance of the related loan. Nonperforming assets increased by $3.6 million, or 17.1%, to $24.5 million at September 30, 2002 from $21.0 million at June 30, 2002. This increase is primarily related to several delinquent loans included as part of the Prestige acquisition. Management believes that the generally low level of nonperforming assets is attributable to stringent credit policies and sustained collection procedures.

                                                                       (Dollars in Thousands)

------------------------------------------------------ ----------------------- ------------------------
Loans accounted for on a nonaccrual basis:                 September 30, 2002         June 30, 2002
------------------------------------------------------ ----------------------- ------------------------
One-to-four family residential loans                                  $ 8,650                  $ 7,278
------------------------------------------------------ ----------------------- ------------------------
Multifamily and commercial real estate loans                            2,882                    2,407
------------------------------------------------------ ----------------------- ------------------------
Consumer loans                                                          4,350                    3,991
------------------------------------------------------ ----------------------- ------------------------
Commercial business loans                                               3,614                    2,124
------------------------------------------------------ ----------------------- ------------------------
                          Total                                       $19,496                  $15,800
------------------------------------------------------ ----------------------- ------------------------
Total nonperforming loans as a percentage of
loans receivable                                                          .61%                     .52%
------------------------------------------------------ ----------------------- ------------------------
Total real estate acquired through foreclosure
and other real estate owned                                           $ 5,041                  $ 5,157
------------------------------------------------------ ----------------------- ------------------------
                Total nonperforming assets                            $24,537                  $20,957
------------------------------------------------------ ----------------------- ------------------------
Total nonperforming assets as a percentage of
total assets                                                              .51%                     .49%
------------------------------------------------------ ----------------------- ------------------------

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

On a monthly basis the Credit Review and Administration department (CRA) as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This review includes the monthly delinquency reports as well as historical comparisons and trend analysis. On a regular basis the CRA department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. The Company's loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as "substandard", "doubtful", "loss" or "special mention." A "substandard" loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as "doubtful" have all the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make a collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as "loss" are considered uncollectible so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Loans that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated "special mention."

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

If a substandard or doubtful loan is not considered individually for impairment, it is grouped with other loans that possess common characteristics for impairment evaluation and analysis under the provisions of SFAS No. 5, "Accounting for Contingencies." This segmentation is accomplished by grouping loans of similar product types, risk characteristics and industry concentration into homogeneous pools. Each pool is then analyzed based on historical delinquency, charge-off and recovery trends adjusting for the current economic, political, regulatory and interest rate environment. A range of losses is then established that reflects the highest and lowest loss ratios in any one fiscal year. This historical net charge-off amount as a percentage of loans outstanding for each group is used to estimate the measure of impairment.

The individual impairment measures along with the estimated range of losses for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to the Credit Committee by the Vice President of CRA on a quarterly basis. The Credit Committee is comprised of members of senior management from mortgage, consumer and commercial lending, appraising, administration, finance and the President of the Company. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, discusses lending products, activity, competition and collateral values, as well as economic conditions in general and in each market area of the Company. Based on this review and discussion the appropriate amount of ALLL is estimated and any adjustments to reconcile the actual ALLL with this estimate is determined. In addition, the Credit Committee considers if any changes to the methodology are needed. The Credit Committee also reviews and discusses the Company's delinquency trends, nonperforming asset amounts and ALLL levels and ratios with its peer group as well as state and national statistics. Following the Credit Committee's review and approval, a similar review is performed by the Board of Director's Risk Management Committee.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
-----------------------------------------------------------------------------
VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 2001
------------------------------------------------

GENERAL

Net income for the three months ended September 30, 2002 was $10.3 million, or $.22 per share, an increase of $3.1 million, or 44.0%, from $7.2 million, or $.15 per share, for the same quarter last year, exclusive of the cumulative effect of an accounting change. The accounting change in the prior year was required when the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" and recognized as income $2.2 million of negative goodwill that arose from a previous acquisition. Including the effects of this one-time item, net income for the three months ended September 30, 2001 was $9.4 million, or $.20 per share. The increase in net income year-over-year resulted from a $5.9 million, or 20.9%, increase in net interest income and a $2.0 million, or 43.1%, increase in noninterest income partially offset by an increase in noninterest expense of $3.1 million, or 14.5%, and an increase in the provision for loan losses of $249,000, or 17.6%.


INTEREST INCOME

Total interest income decreased by $410,000, or 0.6%, on a taxable equivalent basis, to $70.0 million primarily because of a decrease in the yield on average interest earning assets to 6.76% from 7.65% which was partially offset by an increase in average interest earning assets by $460.1 million, or 12.5%, to $4.143 billion from $3.683 billion. The decrease in the overall yield on interest earning assets from quarter to quarter resulted primarily from the repricing of variable rate assets, as well as the growth of interest earning assets during a period of declining interest rates. The growth in average interest earning assets was primarily due to the strong internal growth of the Company's existing franchise and the investment of funds received from the trust preferred issuance and additional borrowings from the FHLB. In addition, acquisitions over the past twelve months have contributed approximately $105.0 million to the increase in average interest earning assets.

Interest income on loans receivable increased by $281,000, or 0.5%, to $57.6 million primarily because average loans outstanding increased by $187.5 million, or 6.5%, to $3.059 billion, which was mostly offset by a decrease in the average yield on loans to 7.53% from 7.98%. Average loans outstanding increased because of strong loan demand throughout the Company's market area as well as the aforementioned acquisitions which contributed, when averaged for the period, loans of approximately $46.0 million. The decrease in average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans in a declining interest rate environment along with the growth in the Company's loan portfolio over the past year at interest rate levels lower than the existing average portfolio rate.

Interest income on mortgage-backed securities decreased by $1.0 million, or 13.7%, to $6.4 million primarily because of a decrease in the average yield to 4.63% from 5.81% which was partially offset by an increase in the average balance of $41.6 million, or 8.2%, to $548.5 million. The average yield on mortgage-backed securities, approximately 87% of which are variable rate, decreased in response to the significant reduction in short-term market interest rates during calendar 2001. The average balance increased primarily as a result of investing the funds from the aforementioned deposit growth.

Interest income on investment securities increased by $255,000, or 5.4%, on a taxable equivalent basis, to $5.0 million primarily because the average balance of investment securities increased by $73.8 million, or 32.4%, to $301.9 million which was partially offset by a decrease in the taxable equivalent yield to 6.62% from 8.32%. The increase in the average balance of investment securities was primarily due to the investment of funds generated from the aforementioned deposit growth. The decrease in the taxable equivalent yield was primarily a result of purchasing investment securities in a lower interest rate environment.

Interest income on interest-earning deposits increased by $252,000, or 40.8%, primarily because the average balance of interest-earning deposits increased by $156.0 million which was partially offset by a decrease in the average yield to 1.66% from 4.62%. The increase in average balance is primarily because the proceeds from the $99.0 million of Trust Preferred Securities and some of the funds from FHLB borrowings are currently invested in overnight federal funds. The decrease in the average yield is a result of the sharp decline in short-term market interest rates over the last eighteen months.

INTEREST EXPENSE

Total interest expense decreased by $6.6 million, or 16.0%, to $34.6 million primarily due to a decrease in the average cost of interest-bearing liabilities to 3.56% from 4.82% which was partially offset by an increase in the average balance of interest-bearing liabilities of $472.7 million, or 13.8%, to $3.894 billion. The decrease in the cost of funds resulted from the Company's deposit accounts repricing at much lower rates in response to the significant decreases in short-term market interest rates during calendar 2001. Partially offsetting the decrease in short-term interest rates was the effect of the issuance of Trust Preferred Securities which have a weighted average interest rate of 7.79%. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $340.7 million, or 10.8%, in the average balance of deposits, attributed primarily to the growth of existing offices along with new office openings and acquisitions. Average borrowed funds also increased by $32.9 million, or 12.1%, as the Company secured long-term fixed-rate borrowings from the Federal Home Loan Bank to take advantage of low funding rates. In addition, the Company issued $99.0 million of Trust Preferred Securities in two separate offerings during the quarter ended December 31, 2001.

NET INTEREST INCOME

Net interest income increased by $6.2 million, or 21.1%, on a taxable equivalent basis, to $35.4 million for the three months ended September 30, 2002 compared to $29.2 million for the three months ended September 30, 2001. This increase in net interest income was attributable to the significant increase in net interest earning assets over the past twelve months coupled with an increase in the Company's interest rate spread which grew to 3.20% from 2.83%. The Company was able to improve its net interest rate spread as the cost of funds on short-term interest bearing liabilities decreased by more than the yield on interest earning assets in response to lower market interest rates.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $249,000, or 17.6%, to $1.7 million for the quarter ended September 30, 2002 from $1.4 million for the quarter ended September 30, 2001. Management analyzes the allowance for loan and lease losses as described in the section entitled "Allowance for Loan and Lease Losses." The provision that is recorded is sufficient, in management's judgement, to bring this reserve to a level that reflects the risk inherent in the Company's loan portfolio relative to loan mix, economic conditions and historical loss experience. As part of this analysis, management considered the increase in net charge-offs for the period of $114,000, or 11.8%, to $1.1 million for the three months ended September 30, 2002 compared to $968,000 for the same period last year. In addition, management considered the growth in the total loan portfolio for the current quarter of $190.3 million and the increase in nonperforming loans of $2.4 million, or 14.1%, to $19.5 million at September 30, 2002 from $17.1 million at September 30, 2001.

NONINTEREST INCOME

Noninterest income increased by $2.0 million, or 43.1%, to $6.7 million for the three months ended September 30, 2002 from $4.7 million for the three months ended September 30, 2000. The Company experienced a favorable increase in the fee income associated with loans and deposits of $520,000, or 18.0%, to $3.4 million for the quarter related primarily to the growth of those portfolios. Trust and other financial services income increased by $323,000, or 60.9%, to $853,000 for the quarter primarily as a result of the additional fee income contributed by Boetger and Associates, an actuarial and retirement plan services company acquired on July 1, 2002. The Company's gain on sale of loans increased by $406,000, or 394.2%, to $509,000 as the Company sold almost all of the fixed-rate mortgage loans originated through its wholesale brokerage business and retained the rights to service those loans. Also, in the past four months, the Company has purchased $60 million of insurance on the lives its directors and a certain group of key employees. The increase in the cash surrender value of these polices amounted to $752,000 of noninterest income for the quarter. These investment returns will be used to help fund the increase in employee benefit costs such as healthcare. Partially offsetting these increases in noninterest income was a decrease in insurance commission income of $79,000, or 17.0%, to $385,000 for the current quarter from $464,000 for the same period last year. The decrease in insurance commissions occurred primarily at Northwest Consumer Discount Company as a result of a decrease in both loan originations and outstandings, which is typical in the current loan interest rate environment. In addition, the gain on sale of REO decreased by $281,000, or 85.7%, to $47,000 during the current quarter as the prior year contained a gain of approximately $266,000 related to the sale of units from a previously foreclosed townhouse development project near Atlanta, Georgia.

NONINTEREST EXPENSE

Noninterest expense increased by $3.1 million, or 14.5%, to $24.6 million for the three months ended September 30, 2002 from $21.5 million for the three months ended September 30, 2001. All major expense categories increased primarily as a result of the significant growth of the Company's retail network over the past twelve months, the expansion of its investment management, trust and brokerage services, as well as the addition of new products and services. Management believes, however, that despite these increases in costs due to expansion, progress has been made in controlling operating expense as the ratio of operating expense to average assets, exclusive of the amortization of intangibles, remained at a level of approximately 2.04%.

The Company notes that beginning October 1, 2002, as a result of adopting SFAS No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9," it stopped the amortization of those intangible assets previously classified as "other unidentifiable intangible assets." Amortization expense of these unidentifiable intangible assets included in the current three month period ended September 30, 2002 and the same period the prior year amounted to approximately $1.8 million and $1.7 million, respectively.

INCOME TAXES

The provision for income taxes for the three months ended September 30, 2002 increased by $1.4 million, or 47.2%, compared to the same period last year. This increase was primarily due to an increase in net income before tax of $4.6 million, or 44.9%.

                              AVERAGE BALANCE SHEET
                             (Dollars in Thousands)

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are calculated using daily averages.

                                                            Three Months Ended September 30,
                                                            2002                                   2001
----------------------------------------- ------------- ------------ --------- ---------------- ----------- -----------
                                            AVERAGE.     INTEREST       AVG         AVERAGE      INTEREST      AVG.
                                            BALANCE                    YIELD/       BALANCE                   YIELD
                                                                       COST                                   /COST
----------------------------------------- ------------- ------------ --------- ---------------- ----------- -----------
ASSETS:
Interest earning assets:
  Loans receivable (a) (b)                  $3,059,069      $57,554     7.53%       $2,871,596     $57,273       7.98%
  Mortgage-backed securities (c)            $  548,464      $ 6,355     4.63%       $  506,901     $ 7,367       5.81%
  Investment securities (c) (d) (e)         $  301,937      $ 5,000     6.62%       $  228,104     $ 4,745       8.32%
  FHLB stock                                $   23,731      $   197     3.32%       $   22,499     $   383       6.81%
  Other interest earning deposits           $  209,460      $   870     1.66%       $   53,485     $   618       4.62%
                                            ----------      -------     -----       ----------     -------       -----
Total interest earning assets               $4,142,661      $69,976     6.76%       $3,682,585     $70,386       7.65%
Noninterest earning assets (f)              $  279,464                              $  207,652
                                            ----------                              ----------
TOTAL ASSETS                                $4,422,125                              $3,890,237
                                            ==========                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest bearing liabilities:
  Savings accounts                          $  720,518      $ 4,751     2.64%       $  460,269     $ 3,686       3.20%
  Now accounts                              $  433,313      $ 1,309     1.21%       $  382,760     $ 1,178       1.23%
  Money market demand accounts              $  422,424      $ 2,826     2.68%       $  224,305     $ 2,134       3.81%
  Certificate accounts                      $1,912,725      $19,717     4.12%       $2,080,908     $30,541       5.87%
  Borrowed funds (g)                        $  305,791      $ 4,088     5.35%       $  272,842     $ 3,663       5.37%
  Guaranteed preferred beneficial
     interests in the Company's junior
     subordinated debentures                $   99,000      $ 1,929     7.79%       $        0     $     0       0.00%
                                            ----------      -------     -----       ----------     -------       -----
Total interest bearing liabilities          $3,893,771      $34,620     3.56%       $3,421,084     $41,202       4.82%
Noninterest bearing liabilities             $  210,822                              $  189,310
                                            ----------                              ----------
Total liabilities                           $4,104,593                              $3,610,394
Shareholders' equity                        $  317,532                              $  279,843
                                            ----------                              ----------
TOTAL LIABILITIES AND  EQUITY               $4,422,125                              $3,890,237
                                            ==========                              ==========

Net interest income/Interest rate spread                    $35,356     3.20%                      $29,184       2.83%
Net interest earning assets/Net             $  248,890                  3.41%       $  261,501                   3.17%
interest margin
Ratio of interest earning assets to
 interest bearing liabilities                   1.06 X                                  1.08 X
----------------------------------------- ------------- ------------ --------- ---------------- ----------- -----------

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

                 Three months ended September 30, 2002 and 2001

---------------------------------------------- -------------- ------------- --------------- ------------
                                                                                 RATE/           NET
                                                     RATE          VOLUME        VOLUME         CHANGE
---------------------------------------------- -------------- ------------- --------------- ------------
Interest earning assets:
  Loans receivable                                 $ (3,246)      $ 3,739        $  (212)    $    281
  Mortgage-backed securities                       $ (1,494)      $   604        $  (122)    $ (1,012)
  Investment securities                            $   (968)      $ 1,536        $  (313)    $    255
  FHLB stock                                       $   (196)      $    21        $   (11)    $   (186)
  Other interest earning deposits                  $   (396)      $ 1,802        $(1,154)    $    252
                                                   --------       -------        -------     --------
Total interest earning assets                      $ (6,300)      $ 7,702        $(1,812)    $   (410)

Interest bearing liabilities:
  Savings accounts                                 $   (651)      $ 2,084        $  (368)    $  1,065
  Now accounts                                     $    (22)      $   156        $    (3)    $    131
  Money market demand accounts                     $   (633)      $ 1,885        $  (560)    $    692
  Certificate accounts                             $ (9,090)      $(2,468)       $   734     $(10,824)
  Borrowed funds                                   $    (15)      $   442        $    (2)    $    425
  Guaranteed preferred beneficial
    interests in the Company's junior
    subordinated debentures                        $      0       $     0        $ 1,929     $  1,929
                                                   --------       -------        -------     --------
Total interest bearing liabilities                 $(10,411)      $ 2,099        $ 1,730     $ (6,582)

Net change in net interest income                  $  4,111       $ 5,603        $(3,542)    $  6,172
                                                   ========        ======        ========    ========
---------------------------------------------- -------------- ------------------------------ ------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

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

The Company has an Asset/Liability Committee consisting of several members of senior management which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and the Company's balance sheet structure. On a quarterly basis, this Committee also reviews the Company's interest rate risk position.

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

The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at September 30, 2002 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the September 30, 2002 levels.

                                                                               INCREASE                DECREASE
                                                                        --------------------   --------------------
Parallel shift in interest rates over the next 12 months                    1.0%       2.0%        1.0%       2.0%
                                                                        -------------------    --------------------
Projected percentage increase/(decrease) in net income                     2.6%       4.6%       (9.2)%     (11.8)%
Projected increase/(decrease) in return on average equity                  0.3%       0.5%       (1.2)%      (1.5)%
Projected increase/(decrease) in earnings per share                       $0.02      $0.04     $(0.08)     $(0.11)
Projected percentage increase/(decrease) in market value of equity         0.1%      (4.9)%      (0.9)%      (6.7)%


The figures included in the table above represent projections which were computed based upon certain assumptions including prepayment rates and decay rates which cannot be accurately predicted. There are no assurances that these assumptions and the resultant impact on the Company's financial ratios will approximate the figures presented above.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There were no significant changes in the Company's internal controls during the period covered by this report or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBIT 11: STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                                                Three Months                 Three Months
                                                                    Ended                        Ended
                                                              September 30, 2002           September 30,2001
                                                             -------------------           -----------------
Reported net income                                           $   10,334,195                 $   9,415,335

Deduct: Cumulative effect of accounting change                $            -                     2,236,918
                                                             ---------------                 -------------
Net income before cumulative effect of accounting change      $   10,334,195                 $   7,178,417

Weighted-average common shares outstanding                        47,563,940                    47,432,161

Common stock equivalents due to effect of stock options              494,242                       473,150
                                                             ---------------                 -------------

Total weighted-average common shares and equivalents              48,058,182                    47,905,311

BASIC AND DILUTED EARNINGS PER SHARE:

Reported net income                                           $         0.22                 $        0.20

Deduct: Cumulative effect of accounting change                $            -                 $        0.05
                                                              --------------                 -------------

Net income before cumulative effect of accounting change      $         0.22                 $        0.15
                                                              ==============                 =============

DILUTED EARNINGS PER SHARE:

Reported net income                                           $         0.22                 $        0.20

Deduct: Cumulative effect of accounting change                $            -                 $        0.05
                                                              --------------                 -------------

Adjusted net income                                           $         0.22                 $        0.15
                                                              ==============                 =============

        (b) EXHIBIT 99.1: CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
               OF 2002


The undersigned officers of Northwest Bancorp, Inc. (the "Company") hereby certify that, to the best of their knowledge:


1. the Company's quarterly report on Form 10-Q for the period ended September 30, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. that,as of the date of this statement, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


November 13, 2002                        /s/ William J. Wagner
----------------------                   -------------------------------------
Date                                     William J. Wagner
                                         President and Chief Executive Officer


November 13, 2002                        /s/ William W. Harvey, Jr.
----------------------                   -------------------------------------
Date                                     William W. Harvey, Jr.
                                         Senior Vice President, Finance
                                           (Chief Financial Officer)

        (c)    REPORTS ON FORM 8-K

On September 23, 2002 the Company filed a current report on Form 8-K, which included as an exhibit, the Company's press release announcing that on September 13, 2002 it completed the acquisition of Prestige Bancorp, Inc., and its wholly-owned subsidiary, Prestige Bank, a Federal Savings Bank, based in Pittsburgh, Pennsylvania.

On September 12, 2002 the Company filed a current report on Form 8-K stating that the Company, its mutual holding company, Northwest Bancorp, MHC and its subsidiary savings bank, Northwest Savings Bank (collectively "Northwest"), entered into a Second Amendment to the Agreement and Plan of Merger with Leeds Federal Bankshares, Inc., its mutual holding company, Leeds Federal Bankshares, MHC, and its subsidiary savings bank Leeds Federal Savings Bank (collectively "Leeds") further extending the deadline for Northwest to acquire Leeds until December 31, 2002. In addition, the parties entered into a Third Amendment to the Agreement and Plan of Merger to modify the structure of the transaction so that Leeds Federal Savings Bank will become a wholly-owned subsidiary of Northwest Bancorp, MHC and will not be part of the Northwest Bancorp, Inc. consolidated group immediately after the merger as previously proposed. Also, included as exhibits, were the original Agreement and Plan of Merger dated August 16, 2001 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on August 24, 2001), the agreement by Northwest and Leeds dated April 30, 2002 extending the deadline for closing the acquisition until August 28, 2002 (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K filed on May 10, 2002), the Second Amendment to the Agreement and Plan of Merger dated August 28, 2002, the Third Amendment to the Agreement and Plan of Merger dated August 28, 2002 and the joint press release dated August 28, 2002 announcing the amendments.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCORP, INC.



Date: November 13, 2002            By: /s/ William J. Wagner
     ---------------------             -----------------------------------------
                                           William J. Wagner
                                           President and Chief Executive Officer


Date: November 13, 2002            By: /s/ William W. Harvey, Jr.
     ---------------------             -----------------------------------------
                                           William W. Harvey, Jr.
                                           Senior Vice President, Finance
                                             (Chief Financial Officer)

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William J. Wagner, President and Chief Executive Officer, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Northwest
         Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002                         /s/ William J. Wagner
------------------------                  -------------------------------------
Date                                      William J. Wagner
                                          President and Chief Executive Officer

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William W. Harvey, Jr. Senior Vice President, Finance (Chief Financial Officer), certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Northwest
         Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002                             /s/ William W. Harvey, Jr.
------------------------                      ---------------------------------
Date                                          William W. Harvey, Jr.
                                              Senior Vice President, Finance
                                                 (Chief Financial Officer)