Form 10-Q
period 2002-12-31
NORTHWEST BANCORP INC
filed 2003-02-14
CIK 1042064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________


                         Commission File Number 0-23817
                                                -------


                             NORTHWEST BANCORP, INC.
                         -----------------------------
              (Exact name of registrant as specified in it charter)


       United States of America                           23-2900888
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


    Liberty Street at Second Avenue,
          Warren, Pennsylvania                               16365
---------------------------------------                   ----------
(Address of principal executive offices)                  (Zip Code)


                                 (814) 726-2140
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                              ---------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Common Stock ($.10 par value) 47,651,882 shares outstanding as of January 31, 2003.

                             NORTHWEST BANCORP, INC.
                                      INDEX


PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          December 31, 2002, September 30, 2002 and June 30, 2002             1

          Consolidated Statements of Income for the three-months
          ended December 31, 2002 and 2001 and September 30, 2002 and 2001    2

          Consolidated Statements of Income for the six-months
          ended December 31, 2002 and 2001                                    3

          Consolidated Statements of Changes in Shareholders' Equity for
          the three-months ended December 31, 2002 and 2001                   4

          Consolidated Statements of Changes in Shareholders' Equity for
          the three-months ended September 30, 2002 and 2001                  5

          Consolidated Statements of Changes in Shareholders' Equity for
          the six-months ended December 31, 2002 and 2001                     6

          Consolidated Statements of Cash Flows for the three-
          months ended December 31, 2002 and 2001 and
          September 30, 2002 and 2001                                         7

          Consolidated Statement of Cash Flows for the six-months
          ended December 31, 2002 and 2001                                    9

          Notes to Unaudited Consolidated Financial Statements               11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         33

Item 4.   Controls and Procedures                                            34

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                  34

Item 2.   Changes in Securities                                              34

Item 3.   Defaults Upon Senior Securities                                    34

Item 4.   Submission of Matters to a Vote of Security Holders                35

Item 5.   Other Information                                                  35

Item 6.   Exhibits and Reports on Form 8-K                                   36

          Signatures                                                         41

          Certifications                                                     42

                          ITEM I. FINANCIAL STATEMENTS

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      DECEMBER 31,    SEPTEMBER 30,      JUNE 30,
                     ASSETS                                              2002             2002*            2002*
-------------------------------------------------------------         ------------    -------------     -----------
CASH AND CASH EQUIVALENTS                                             $    49,231           57,561           64,687
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
   INSTITUTIONS                                                           408,149          326,287          153,067
MARKETABLE SECURITIES AVAILABLE-FOR-SALE
   (AMORTIZED COST OF $447,217, $444,065 AND $426,160)                    457,151          456,853          435,723
MARKETABLE SECURITIES HELD-TO-MATURITY
   (MARKET VALUE OF $555,722, $512,972 AND $398,891)                      550,874          506,751          396,503
                                                                      -----------      -----------      -----------
        TOTAL CASH, INTEREST-EARNING DEPOSITS AND
        MARKETABLE SECURITIES                                           1,465,405        1,347,452        1,049,980

MORTGAGE LOANS - 1 TO 4 FAMILY                                          2,125,002        2,138,904        2,016,999
COMMERCIAL REAL ESTATE LOANS                                              348,450          331,292          304,456
CONSUMER LOANS                                                            656,464          652,305          617,225
COMMERCIAL BUSINESS LOANS                                                 102,696          102,411           95,968
                                                                      -----------      -----------      -----------
   TOTAL LOANS RECEIVABLE                                               3,232,612        3,224,912        3,034,648
ALLOWANCE FOR LOAN LOSSES                                                 (24,969)         (23,828)         (22,042)
                                                                      -----------      -----------      -----------
   LOANS RECEIVABLE, NET                                                3,207,643        3,201,084        3,012,606

FEDERAL HOME LOAN BANK STOCK, AT COST                                      31,270           26,342           23,702
ACCRUED INTEREST RECEIVABLE                                                18,942           19,960           19,738
REAL ESTATE OWNED, NET                                                      4,473            5,041            5,157
PREMISES AND EQUIPMENT, NET                                                60,634           58,731           55,374
GOODWILL                                                                   76,206           76,206           71,236
OTHER ASSETS                                                               86,109           80,515           67,742
                                                                      -----------      -----------      -----------
   TOTAL ASSETS                                                       $ 4,950,682      $ 4,815,331      $ 4,305,535
                                                                      ===========      ===========      ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------
LIABILITIES:
   NONINTEREST-BEARING DEMAND DEPOSITS                                    182,726          187,920          176,243
   INTEREST-BEARING DEMAND DEPOSITS                                       556,635          482,973          429,339
   SAVINGS DEPOSITS                                                     1,301,641        1,219,284        1,106,310
   TIME DEPOSITS                                                        1,951,008        1,976,401        1,881,230
                                                                      -----------      -----------      -----------
        TOTAL DEPOSITS                                                  3,992,010        3,866,578        3,593,122

   BORROWED FUNDS                                                         488,435          496,026          259,260
   ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                           17,670            9,526           21,065
   ACCRUED INTEREST PAYABLE                                                 4,429            4,741            5,169
   OTHER LIABILITIES                                                       11,990           10,126           11,279
   GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S
   JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES                      99,000           99,000           99,000
                                                                      -----------      -----------      -----------
        TOTAL LIABILITIES                                               4,613,534        4,485,997        3,988,895

SHAREHOLDERS' EQUITY:
  COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
        AUTHORIZED, 47,639,626, 47,571,103, AND 47,549,659 ISSUED
        AND OUTSTANDING, RESPECTIVELY                                       4,764            4,757            4,755
   PAID-IN CAPITAL                                                         72,321           71,967           71,838
   RETAINED EARNINGS                                                      253,606          244,298          233,831
   ACCUMULATED OTHER COMPREHENSIVE INCOME:
        NET UNREALIZED GAIN/ (LOSS) ON SECURITIES AVAILABLE-
        FOR-SALE, NET OF INCOME TAXES                                       6,457            8,312            6,216
                                                                      -----------      -----------      -----------
                                                                          337,148          329,334          316,640
                                                                      -----------      -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 4,950,682        4,815,331        4,305,535
                                                                      ===========      ===========      ===========

* - Adjusted for adoption of SFAS No. 147

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED      THREE MONTHS ENDED
                                                              DECEMBER 31,           SEPTEMBER 30,
                                                            2002       2001*       2002*       2001*
                                                          -------     -------     -------     -------
INTEREST INCOME:
   LOANS RECEIVABLE                                       $58,021      56,702      57,554      57,273
   MORTGAGE-BACKED SECURITIES                               6,512       6,543       6,355       7,367
   TAXABLE INVESTMENT SECURITIES                            2,398       3,383       2,359       2,983
   TAX-FREE INVESTMENT SECURITIES                           2,024       1,455       1,873       1,416
   INTEREST-EARNING DEPOSITS                                1,215         574         870         618
                                                          -------     -------     -------     -------
             TOTAL INTEREST INCOME                         70,170      68,657      69,011      69,657

INTEREST EXPENSE:
   DEPOSITS                                                28,397      34,249      28,603      37,539
   BORROWED FUNDS                                           7,459       3,982       6,017       3,663
                                                          -------     -------     -------     -------
             TOTAL INTEREST EXPENSE                        35,856      38,231      34,620      41,202

             NET INTEREST INCOME                           34,314      30,426      34,391      28,455
PROVISION FOR LOAN LOSSES                                   2,159       1,473       1,667       1,418
                                                          -------     -------     -------     -------
             NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES                               32,155      28,953      32,724      27,037

NONINTEREST INCOME:
   SERVICE CHARGES AND FEES                                 3,490       3,072       3,406       2,886
   TRUST AND OTHER FINANCIAL SERVICES INCOME                  807         532         853         530
   INSURANCE COMMISSION INCOME                                370         342         385         464
   GAIN ON SALE OF MARKETABLE SECURITIES, NET                 257          --         287          30
   GAIN ON SALE OF LOANS, NET                                 709         362         509         103
   GAIN ON SALE OF REAL ESTATE OWNED, NET                     135         126          47         328
   INCREASE IN CASH SURRENDER VALUE OF BANK
   OWNED LIFE INSURANCE                                       872          --         752          --
   OTHER OPERATING INCOME                                     368         323         433         322
                                                          -------     -------     -------     -------
             TOTAL NONINTEREST INCOME                       7,008       4,757       6,672       4,663

NONINTEREST EXPENSE:
   COMPENSATION AND EMPLOYEE BENEFITS                      13,570      12,016      13,050      11,330
   PREMISES AND OCCUPANCY COSTS                             3,322       2,890       3,176       2,788
   OFFICE OPERATIONS                                        2,262       1,798       1,878       1,643
   PROCESSING EXPENSES                                      2,217       1,697       1,933       1,688
   OTHER EXPENSES                                           3,086       2,561       2,722       2,341
                                                          -------     -------     -------     -------
             TOTAL NONINTEREST EXPENSE                     24,457      20,962      22,759      19,790

             INCOME BEFORE INCOME TAXES AND
               CUMULATIVE EFFECT OF ACCOUNTING CHANGE      14,706      12,748      16,637      11,910
             FEDERAL AND STATE INCOME TAXES                 4,418       3,940       5,194       3,708
                                                          -------     -------     -------     -------
             INCOME BEFORE CUMULATIVE EFFECT OF
               ACCOUNTING CHANGE                           10,288       8,808      11,443       8,202
             CUMULATIVE EFFECT OF ACCOUNTING CHANGE            --          --          --       2,237
                                                          -------     -------     -------     -------
                    NET INCOME                            $10,288       8,808      11,443      10,439
                                                          =======     =======     =======     =======

BASIC PER SHARE AMOUNTS:
   INCOME BEFORE CUMULATIVE EFFECT OF                       $0.22       $0.19       $0.24       $0.17
      ACCOUNTING CHANGE
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   $0.00       $0.00       $0.00       $0.05
                                                            -----       -----       -----       -----
   NET INCOME                                               $0.22       $0.19       $0.24       $0.22
                                                            =====       =====       =====       =====

DILUTED PER SHARE AMOUNTS:
   INCOME BEFORE CUMULATIVE EFFECT OF                       $0.21       $0.18       $0.24       $0.17
      ACCOUNTING CHANGE
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   $0.00       $0.00       $0.00       $0.05
                                                            -----       -----       -----       -----
   NET INCOME                                               $0.21       $0.18       $0.24       $0.22
                                                            =====       =====       =====       =====


* - Adjusted for adoption of SFAS No. 147

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                            2002         2001*
                                                          --------     --------
INTEREST INCOME:
   LOANS RECEIVABLE                                       $115,575      113,975
   MORTGAGE-BACKED SECURITIES                               12,867       13,910
   TAXABLE INVESTMENT SECURITIES                             4,757        6,366
   TAX-FREE INVESTMENT SECURITIES                            3,897        2,871
   INTEREST-EARNING DEPOSITS                                 2,085        1,192
                                                          --------     --------
             TOTAL INTEREST INCOME                         139,181      138,314

INTEREST EXPENSE:
   DEPOSITS                                                 57,000       71,788
   BORROWED FUNDS                                           13,476        7,645
                                                          --------     --------
             TOTAL INTEREST EXPENSE                         70,476       79,433

             NET INTEREST INCOME                            68,705       58,881
PROVISION FOR LOAN LOSSES                                    3,826        2,891
                                                          --------     --------
             NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES                                64,879       55,990

NONINTEREST INCOME:
   SERVICE CHARGES AND FEES                                  6,896        5,958
   TRUST AND OTHER FINANCIAL SERVICES INCOME                 1,660        1,062
   INSURANCE COMMISSION INCOME                                 755          806
   GAIN ON SALE OF MARKETABLE SECURITIES, NET                  544           30
   GAIN ON SALE OF LOANS, NET                                1,218          465
   GAIN ON SALE OF REAL ESTATE OWNED, NET                      182          454
   INCREASE IN CASH SURRENDER VALUE OF BANK
   OWNED LIFE INSURANCE                                      1,624           --
   OTHER OPERATING INCOME                                      801          645
                                                          --------     --------
             TOTAL NONINTEREST INCOME                       13,680        9,420

NONINTEREST EXPENSE:
   COMPENSATION AND EMPLOYEE BENEFITS                       26,620       23,346
   PREMISES AND OCCUPANCY COSTS                              6,498        5,678
   OFFICE OPERATIONS                                         4,140        3,441
   PROCESSING EXPENSES                                       4,150        3,385
   OTHER EXPENSES                                            5,808        4,902
                                                          --------     --------
             TOTAL NONINTEREST EXPENSE                      47,216       40,752

             INCOME BEFORE INCOME TAXES AND
               CUMULATIVE EFFECT OF ACCOUNTING CHANGE       31,343       24,658
             FEDERAL AND STATE INCOME TAXES                  9,612        7,648
                                                          --------     --------
             INCOME BEFORE CUMULATIVE EFFECT OF
               ACCOUNTING CHANGE                            21,731       17,010
             CUMULATIVE EFFECT OF ACCOUNTING CHANGE             --        2,237
                                                          --------     --------
                    NET INCOME                            $ 21,731       19,247
                                                          ========     ========

BASIC PER SHARE AMOUNTS:
   INCOME BEFORE CUMULATIVE EFFECT OF                        $0.46        $0.36
      ACCOUNTING CHANGE
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    $0.00        $0.05
                                                             -----        -----
   NET INCOME                                                $0.46        $0.41
                                                             =====        =====

DILUTED PER SHARE AMOUNTS:
   INCOME BEFORE CUMULATIVE EFFECT OF                        $0.45        $0.35
      ACCOUNTING CHANGE
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    $0.00        $0.05
                                                             -----        -----
   NET INCOME                                                $0.45        $0.40
                                                             =====        =====


* - Adjusted for adoption of SFAS No. 147

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                          Unearned
THREE-MONTHS ENDED SEPTEMBER 30, 2001                                                             Accum.       Recognition
                                               Common Stock                                 Other            and           Total
                                         ----------------------   Paid-in    Retained    Comprehensive    Retention    Shareholders'
                                           Shares        Amount   Capital    Earnings*      Income       Plan Shares      Equity*
                                         ----------      ------   -------    ---------   -------------   -----------   -------------
Beginning balance at June 30, 2001       47,426,755      $4,743    71,283     196,566        3,178          (57)          275,713

Comprehensive income:
  Net income                                     --          --        --      10,439           --           --            10,439
  Change in unrealized gain on
    securities, net of tax and
    reclassification adjustment                  --          --        --          --        2,204           --             2,204
                                         ----------      ------    ------    --------       ------          ---          --------
Total comprehensive income                       --          --        --      10,439        2,204           --            12,643

Exercise of stock options                     7,647          --        38          --           --           --                38

RRP shares released                              --          --        --          --           --           --                --

Dividends declared
  ($.06 per share)                               --          --        --        (725)          --           --              (725)
                                         ----------      ------    ------    --------       ------          ---          --------

Ending balance at September 30, 2001     47,434,402      $4,743    71,321     206,280        5,382          (57)          287,669
                                         ==========      ======    ======    ========       ======          ===          ========

                                                                                                          Unearned
THREE-MONTHS ENDED SEPTEMBER 30, 2002                                                             Accum.       Recognition
                                               Common Stock                                 Other            and           Total
                                         ----------------------   Paid-in    Retained    Comprehensive    Retention    Shareholders'
                                           Shares        Amount   Capital    Earnings*      Income       Plan Shares      Equity*
                                         ----------      ------   -------    ---------   -------------   -----------   -------------
Beginning balance at June 30, 2002       47,549,659      $4,755    71,838     233,831        6,216           --           316,640

Comprehensive income:
  Net income                                     --          --        --      11,443           --           --            11,443
  Change in unrealized gain on
    securities, net of tax and
    reclassification adjustment                  --          --        --          --        2,096           --             2,096
                                         ----------      ------    ------    --------       ------          ---          --------
Total comprehensive income                       --          --        --      11,443        2,096           --            13,539

Exercise of stock options                    21,444           2       129          --           --           --               131

Dividends declared ($.08 per share)              --          --        --        (976)          --           --              (976)
                                         ----------      ------    ------    --------       ------          ---          --------

Ending balance at September 30, 2002     47,571,103      $4,757    71,967     244,298        8,312           --           329,334
                                         ==========      ======    ======    ========       ======          ===          ========


* - Adjusted for adoption of SFAS No. 147

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                          Unearned
THREE-MONTHS ENDED DECEMBER 31, 2001                                                              Accum.       Recognition
                                               Common Stock                                 Other            and           Total
                                         ----------------------   Paid-in    Retained    Comprehensive    Retention    Shareholders'
                                           Shares        Amount   Capital    Earnings*      Income       Plan Shares      Equity*
                                         ----------      ------   -------    ---------   -------------   -----------   -------------
Beginning balance at September 30, 2001  47,434,402      $4,743    71,321     206,280        5,382          (57)          287,669

Comprehensive income:
  Net income                                     --          --        --       8,808           --           --             8,808
  Change in unrealized gain on
    securities, net of tax and
    reclassification adjustment                  --          --        --          --       (1,305)          --            (1,305)
                                         ----------      ------    ------    --------       ------          ---          --------
Total comprehensive income                       --          --        --       8,808       (1,305)          --             7,503

Exercise of stock options                    54,430           6       139          --           --           --               145

RRP shares released                              --          --        --          --           --           --                --

Dividends declared ($.06 per share)              --          --        --        (725)          --           --              (725)
                                         ----------      ------    ------    --------       ------          ---          --------

Ending balance at December 31, 2001      47,488,832      $4,749    71,460     214,363        4,077          (57)          294,592
                                         ==========      ======    ======    ========       ======          ===          ========

                                                                                                          Unearned
THREE-MONTHS ENDED DECEMBER 31, 2002                                                              Accum.       Recognition
                                               Common Stock                                 Other            and          Total
                                         ----------------------   Paid-in    Retained    Comprehensive    Retention    Shareholders'
                                           Shares        Amount   Capital    Earnings*      Income       Plan Shares      Equity*
                                         ----------      ------   -------    ---------   -------------   -----------   -------------
Beginning balance at September 30, 2002  47,571,103      $4,757    71,967     244,298        8,312           --           329,334

Comprehensive income:
  Net income                                     --          --        --      10,288           --           --            10,288
  Change in unrealized gain on
    securities, net of tax and
    reclassification adjustment                  --          --        --          --       (1,855)          --            (1,855)
                                         ----------      ------    ------    --------       ------          ---          --------
Total comprehensive income                       --          --        --      10,288       (1,855)          --             8,433

Exercise of stock options                    68,523           7       354          --           --           --               361

Dividends declared ($.08 per share)              --          --        --        (980)          --           --              (980)
                                         ----------      ------    ------    --------       ------          ---          --------

Ending balance at December 31, 2002      47,639,626      $4,764    72,321     253,606        6,457           --           337,148
                                         ==========      ======    ======    ========       ======          ===          ========

* - Adjusted for adoption of SFAS No. 147

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                          Unearned
SIX-MONTHS ENDED DECEMBER 31, 2001                                                          Accum.       Recognition
                                               Common Stock                                 Other            and          Total
                                         ----------------------   Paid-in    Retained    Comprehensive    Retention    Shareholders'
                                           Shares        Amount   Capital    Earnings*      Income       Plan Shares      Equity*
                                         ----------      ------   -------    ---------   -------------   -----------   -------------
Beginning balance at June 30, 2001       47,426,755      $4,743    71,283     196,566        3,178          (57)          275,713

  Comprehensive income:
    Net income                                   --          --        --      19,247           --           --            19,247
    Change in unrealized gain on
      securities, net of tax and
      reclassification adjustment                --          --        --          --          899           --               899
                                         ----------      ------    ------    --------       ------          ---          --------
Total comprehensive income                       --          --        --      19,247          899           --            20,146

Exercise of stock options                    62,077           6       177          --           --           --               183

RRP shares released                              --          --        --          --           --           --                --

Dividends declared ($.12 per share)              --          --        --      (1,450)          --           --            (1,450)
                                         ----------      ------    ------    --------       ------          ---          --------

Ending balance at December 31, 2001      47,488,832      $4,749    71,460     214,363        4,077          (57)          294,592
                                         ==========      ======    ======    ========       ======          ===          ========

                                                                                                          Unearned
SIX-MONTHS ENDED DECEMBER 31, 2002                                                          Accum.       Recognition
                                               Common Stock                                 Other            and          Total
                                         ----------------------   Paid-in    Retained    Comprehensive    Retention    Shareholders'
                                           Shares        Amount   Capital    Earnings*      Income       Plan Shares      Equity*
                                         ----------      ------   -------    ---------   -------------   -----------   -------------
Beginning balance at June 30, 2002       47,549,659      $4,755    71,838     233,831        6,216           --           316,640

  Comprehensive income:
    Net income                                   --          --        --      21,731           --           --            21,731
    Change in unrealized gain on
      securities, net of tax and
      reclassification adjustment                --          --        --          --          241           --               241
                                         ----------      ------    ------    --------       ------          ---          --------
Total comprehensive income                       --          --        --      21,731          241           --            21,972

Exercise of stock options                    89,967           9       483          --           --           --               492

Dividends declared ($.16 per share)              --          --        --      (1,956)          --           --            (1,956)
                                         ----------      ------    ------    --------       ------          ---          --------

Ending balance at December 31, 2002      47,639,626      $4,764    72,321     253,606        6,457           --           337,148
                                         ==========      ======    ======    ========       ======          ===          ========

* - Adjusted for adoption of SFAS No. 147

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 Three Months    Three Months    Three Months   Three Months
                                                                     Ended          Ended           Ended          Ended
                                                                   12/31/02       12/31/01*        9/30/02*       9/30/01*
                                                                 ------------    ------------    ------------   ------------
OPERATING ACTIVITIES:
  Net Income                                                       $  10,288          8,808         11,443         10,439
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                        2,159          1,473          1,667          1,418
      Net loss (gain) on sale of assets                               (1,101)          (488)          (843)          (461)
      Net depreciation, amortization and accretion                     2,543          1,952          2,290          1,263
      Decrease (increase) in other assets                             (3,662)        (5,118)        (5,085)         2,576
      Increase (decrease) in other liabilities                         1,552         (1,425)        (2,624)           112
      Net accretion of discount on marketable securities                (256)        (1,157)          (279)        (1,009)
      Noncash cumulative change in accounting principle                   --             --             --         (2,237)
                                                                   ---------        -------       --------        -------
        Net cash provided by operating activities                     11,523          4,045          6,569         12,101

INVESTING ACTIVITIES:
      Purchase of marketable securities held-to-maturity            (139,740)       (60,305)      (125,407)       (18,098)
      Purchase of marketable securities available-for-sale           (88,738)       (54,480)       (73,262)       (43,236)
      Proceeds from maturities and principal reductions
        of marketable securities held-to-maturity                     95,732         13,776         31,435         21,709
      Proceeds from maturities and principal reductions
        of marketable securities available-for-sale                   53,013         31,152         42,658         16,625
      Proceeds from sales of marketable securities,
        available-for-sale                                            32,972         13,815         25,008            530
      Loan originations                                             (359,831)      (279,579)      (254,898)      (211,831)
      Proceeds from loan maturities and principal reductions         276,027        185,217        151,453        145,251
      Proceeds from loan sales                                        73,720         57,830         42,178         29,794
      Proceeds from sale of real estate owned                          1,136            554          1,443            942
      Net (purchase) sale of real estate owned for investment             90             90           (172)          (171)
      Purchase of premises and equipment                              (3,299)        (4,164)        (2,907)        (3,223)
      Purchase of FHLB stock                                          (4,928)            --             --             --
      Acquisitions, net of cash received                                  --         54,392          2,619             --
                                                                   ---------        -------       --------        -------
        Net cash used by investing activities                      $ (63,846)       (41,702)      (159,852)       (61,708)

* - Adjusted for adoption of SFAS No. 147

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                              Three Months   Three Months    Three Months   Three Months
                                                                 Ended          Ended          Ended          Ended
                                                                12/31/02      12/31/01*       9/30/02*       9/30/01*
                                                              ------------   ------------    ------------   ------------
FINANCING ACTIVITIES:
      Increase (decrease) in deposits, net                      $ 125,432        (34,337)       151,198        129,352
      Proceeds from long-term borrowings                               --             --        180,000            541
      Repayments of long-term borrowings                          (11,467)        (8,630)            (3)        (8,607)
      Net increase (decrease) in short-term borrowings              4,365         (3,644)           840         (1,731)
      Increase (decrease) in advances by borrowers for
        taxes and insurance                                         8,144          7,881        (11,813)       (12,029)
      Proceeds from issuance of guaranteed preferred beneficial
        interests in the Company's junior subordinated
        deferrable interest debentures                                 --         99,000             --             --
      Cash dividends paid                                            (980)          (725)          (976)          (725)
      Proceeds from stock options exercised                           361            145            131             38
                                                                ---------       --------       --------       --------
        Net cash provided by financing activities                 125,855         59,690        319,377        106,839

Net increase (decrease) in cash and cash equivalents            $  73,532         22,033        166,094         57,232
                                                                =========       ========       ========       ========

  Cash and cash equivalents at beginning of period              $ 383,848        153,198        217,754         95,966
  Net increase (decrease) in cash and cash equivalents             73,532         22,033        166,094         57,232
                                                                ---------       --------       --------       --------
  Cash and cash equivalents at end of period                    $ 457,380        175,231        383,848        153,198
                                                                =========       ========       ========       ========


  Cash paid during the period for:
    Interest on deposits and borrowings (including interest
      credited to deposit accounts of $23,778, $29,230,
      $23,739 and $28,303, respectively)                        $  36,168         38,626         35,373         41,132
                                                                =========       ========       ========       ========
    Income taxes                                                $   8,327          6,835            552            400
                                                                =========       ========       ========       ========
  Business acquisitions:
    Fair value of assets acquired                               $      --         30,779        176,885             --
    Cash received (paid)                                               --         54,392          2,619             --
                                                                ---------       --------       --------       --------
      Liabilities assumed                                       $      --         85,171        179,504             --
                                                                =========       ========       ========       ========
  Non-cash activities:
    Loans transferred to real estate owned                      $     433            514          1,014            467
                                                                =========       ========       ========       ========
    Sale of real estate owned financed by the Company           $      98            177            206            334
                                                                =========       ========       ========       ========

* - Adjusted for adoption of SFAS No. 147

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  Six Months      Six Months
                                                                    Ended            Ended
                                                                   12/31/02       12/31/2001*
                                                                  ----------      -----------
OPERATING ACTIVITIES:
  Net Income                                                       $  21,731         19,247
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                        3,826          2,891
      Net loss (gain) on sale of assets                               (1,944)          (949)
      Net depreciation, amortization and accretion                     4,833          3,215
      Decrease (increase) in other assets                             (8,747)        (2,542)
      Increase (decrease) in other liabilities                        (1,072)        (1,313)
      Net accretion of discount on marketable securities                (535)        (2,166)
      Noncash cumulative change in accounting principle                   --         (2,237)
                                                                   ---------       --------
        Net cash provided by operating activities                     18,092         16,146

INVESTING ACTIVITIES:
      Purchase of marketable securities held-to-maturity            (265,147)       (78,403)
      Purchase of marketable securities available-for-sale          (162,000)       (97,716)
      Proceeds from maturities and principal reductions
        of marketable securities held-to-maturity                    127,167         35,485
      Proceeds from maturities and principal reductions
        of marketable securities available-for-sale                   95,671         47,777
      Proceeds from sales of marketable securities,
        available-for-sale                                            57,980         14,345
      Loan originations                                             (614,729)      (491,410)
      Proceeds from loan maturities and principal reductions         427,480        330,468
      Proceeds from loan sales                                       115,898         87,624
      Proceeds from sale of real estate owned                          2,579          1,496
      Net (purchase) sale of real estate owned for investment            (82)           (81)
      Purchase of premises and equipment                              (6,206)        (7,387)
      Purchase of FHLB stock                                          (4,928)            --
      Acquisitions, net of cash received                               2,619         54,392
                                                                   ---------       --------
        Net cash used by investing activities                      $(223,698)      (103,410)

* - Adjusted for adoption of SFAS No. 147

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                               Six Months      Six Months
                                                                 Ended           Ended
                                                                12/31/02       12/31/01*
                                                               ----------      ----------
FINANCING ACTIVITIES:
      Increase (decrease) in deposits, net                      $ 276,630         95,015
      Proceeds from long-term borrowings                          180,000            541
      Repayments of long-term borrowings                          (11,470)       (17,237)
      Net increase (decrease) in short-term borrowings              5,205         (5,375)
      Increase (decrease) in advances by borrowers for
         taxes and insurance                                       (3,669)        (4,148)
      Proceeds from issuance of guaranteed preferred beneficial
        interests in the Company's junior subordinated
        deferrable interest debentures                                 --         99,000
      Cash dividends paid                                          (1,956)        (1,450)
      Proceeds from stock options exercised                           492            183
                                                                ---------       --------
           Net cash provided by financing activities              445,232        166,529

Net increase (decrease) in cash and cash equivalents            $ 239,626         79,265
                                                                =========       ========

  Cash and cash equivalents at beginning of period              $ 217,754         95,966
  Net increase (decrease) in cash and cash equivalents            239,626         79,265
                                                                ---------       --------
  Cash and cash equivalents at end of period                    $ 457,380        175,231
                                                                =========       ========

  Cash paid during the period for:
    Interest on deposits and borrowings (including interest
      credited to deposit accounts of $47,517 and
      $57,533, respectively)                                    $  71,541         79,758
                                                                =========       ========
    Income taxes                                                $   8,879          7,235
                                                                =========       ========

  Business acquisitions:
    Fair value of assets acquired                               $ 176,885         30,779
    Cash received (paid)                                            2,619         54,392
                                                                ---------       --------
      Liabilities assumed                                       $ 179,504         85,171
                                                                =========       ========

  Non-cash activities:
    Loans transferred to real estate owned                      $   1,447            981
                                                                =========       ========
    Sale of real estate owned financed by the Company           $     304            511
                                                                =========       ========

* - Adjusted for adoption of SFAS No. 147

See accompanying notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC is a federal mutual holding company which owns approximately 74% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the "Company"). For the second consecutive fiscal year the mutual holding company has applied for, and received approval from the Office of Thrift Supervision ("OTS"), its primary regulator, to waive its right to receive cash dividends from the Company.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the necessary footnote information for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accountings policies described in the financial statements included in the Company's Annual Report of Form 10-K for the fiscal year ended June 30, 2002 except for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 147, as discussed in footnote 5. Certain items previously reported have been reclassified to conform with the current period's reporting format. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(2)  PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Northwest Savings Bank ("Northwest"), Jamestown Savings Bank ("Jamestown"), Northwest Capital Trust I, Northwest Bancorp Statutory Trust I, Northwest Consumer Discount Company, Northwest Finance Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Boetger and Associates, Inc., Rid Fed, Inc. Allegheny Services, Inc., and Great Northwest Corporation. All significant intercompany items have been eliminated.

(3)  BUSINESS SEGMENTS

The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banks segment includes the two savings bank subsidiaries of the Company, Northwest and Jamestown, as well as the subsidiaries of the savings banks that provide similar products and services. The savings banks are community-oriented institutions that offer a full array of traditional deposit and loan products, including mortgage, consumer and commercial loans, as well as trust, investment management and brokerage services typically offered by a full-service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, that operates forty-six offices in Pennsylvania and two offices in southwestern New York. The subsidiary compliments the services of the banks by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Northwest. Net income is primarily used by management to measure segment performance. The following tables provide financial information for these segments. The "All Other" column represents the parent company, other nonbank subsidiaries and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

AS OF OR FOR THE THREE MONTHS ENDED:

-----------------------------------------------------------------------------------------------------
                                             Community       Consumer
DECEMBER 31, 2002 ($ IN 000'S)                 Banks         Finance       All Other*    Consolidated
-----------------------------------------------------------------------------------------------------
External interest income                    $   65,680         4,439            51          70,170
-----------------------------------------------------------------------------------------------------
Intersegment interest income                     1,360            --        (1,360)             --
-----------------------------------------------------------------------------------------------------
Interest expense                                34,234         1,466           156          35,856
-----------------------------------------------------------------------------------------------------
Provision for loan losses                        1,502           657            --           2,159
-----------------------------------------------------------------------------------------------------
Noninterest income                               6,768           240            --           7,008
-----------------------------------------------------------------------------------------------------
Noninterest expense                             22,465         1,887           105          24,457
-----------------------------------------------------------------------------------------------------
Income tax expense (benefit)                     4,707           278          (567)          4,418
-----------------------------------------------------------------------------------------------------
Net income                                      10,900           391        (1,003)         10,288
-----------------------------------------------------------------------------------------------------
Total assets                                $4,814,139       126,413        10,130       4,950,682
-----------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------
                                             Community       Consumer
DECEMBER 31, 2001 ($ IN 000'S)                 Banks         Finance       All Other*    Consolidated
-----------------------------------------------------------------------------------------------------
External interest income                    $   63,835         4,772            50          68,657
-----------------------------------------------------------------------------------------------------
Intersegment interest income                     1,683            --        (1,683)             --
-----------------------------------------------------------------------------------------------------
Interest expense                                37,623         1,785        (1,177)         38,231
-----------------------------------------------------------------------------------------------------
Provision for loan losses                          770           703            --           1,473
-----------------------------------------------------------------------------------------------------
Noninterest income                               4,445           312            --           4,757
-----------------------------------------------------------------------------------------------------
Noninterest expense                             19,143         1,744            75          20,962
-----------------------------------------------------------------------------------------------------
Income tax expense (benefit)                     3,787           356          (203)          3,940
-----------------------------------------------------------------------------------------------------
Cumulative effect of accounting
change                                              --            --            --              --
-----------------------------------------------------------------------------------------------------
Net income                                       8,640           496          (328)          8,808
-----------------------------------------------------------------------------------------------------
Total assets                                $3,978,805       134,588         9,971       4,123,364
-----------------------------------------------------------------------------------------------------


* Eliminations consist of intercompany interest income and interest expense

AS OF OR FOR THE SIX MONTHS ENDED:

-------------------------------------------------------------------------------------------
                                      Community     Consumer
DECEMBER 31, 2002 ($ IN 000'S)          Banks       Finance     All Other*     Consolidated
-------------------------------------------------------------------------------------------
External interest income             $  130,031        9,045          105         139,181
-------------------------------------------------------------------------------------------
Intersegment interest income              2,846           --       (2,846)             --
-------------------------------------------------------------------------------------------
Interest expense                         67,276        3,061          139          70,476
-------------------------------------------------------------------------------------------
Provision for loan losses                 2,395        1,431           --           3,826
-------------------------------------------------------------------------------------------
Noninterest income                       13,177          503           --          13,680
-------------------------------------------------------------------------------------------
Noninterest expense                      43,329        3,690          197          47,216
-------------------------------------------------------------------------------------------
Income tax expense (benefit)             10,158          567       (1,113)          9,612
-------------------------------------------------------------------------------------------
Net income                               22,896          799       (1,964)         21,731
-------------------------------------------------------------------------------------------
Total assets                         $4,813,947      126,413       10,322       4,950,682
-------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------
                                      Community     Consumer
DECEMBER 31, 2001 ($ IN 000'S)          Banks       Finance     All Other*     Consolidated
-------------------------------------------------------------------------------------------
External interest income             $  128,495        9,715          104         138,314
-------------------------------------------------------------------------------------------
Intersegment interest income              3,770           --       (3,770)             --
-------------------------------------------------------------------------------------------
Interest expense                         78,696        4,003       (3,266)         79,433
-------------------------------------------------------------------------------------------
Provision for loan losses                 1,430        1,461           --           2,891
-------------------------------------------------------------------------------------------
Noninterest income                        8,721          699           --           9,420
-------------------------------------------------------------------------------------------
Noninterest expense                      37,082        3,448          222          40,752
-------------------------------------------------------------------------------------------
Income tax expense (benefit)              7,276          626         (254)          7,648
-------------------------------------------------------------------------------------------
Cumulative effect of accounting
change                                    2,237           --           --           2,237
-------------------------------------------------------------------------------------------
Net income                               18,739          876         (368)         19,247
-------------------------------------------------------------------------------------------
Total assets                         $3,978,805      134,588        9,971       4,123,364
-------------------------------------------------------------------------------------------

* Eliminations consist of intercompany interest income and interest expense

(4)  BUSINESS COMBINATION

On September 13, 2002, the Company completed the previously announced acquisition of Prestige Bancorp, Inc., and its subsidiary Prestige Bank, both headquartered in Pleasant Hills, Pennsylvania. The acquisition included the four offices of Prestige Bank, assets of approximately $180 million, deposits of approximately $122 million and shareholders' equity of approximately $10 million. Under terms of the agreement, shareholders received $13.75 in cash for each share of Prestige Bancorp, Inc., or approximately $14.6 million, resulting in goodwill of approximately $5.0 million and other intangible assets of approximately $700,000.

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

On October 1, 2002, the Financial Accounting Standards Board (FASB) issued, and the Company adopted, Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"). This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for transactions between two or more mutual enterprises. This statement removes the acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." The acquisition of all or part of a financial institution that meets the definition of a business combination shall now be accounted for by the purchase method in accordance with FASB Statement No. 141, "Business Combinations."

As a result of adopting SFAS 147, the Company reclassified approximately $60 million of previously unidentifiable intangible assets to goodwill and ceased the regularly scheduled amortization expense of those intangible assets.

The transition provisions of this pronouncement require the Company to adjust all interim and annual financial statements issued after July 1, 2001, the date of initial adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." As such, all financial statements presented herein have been adjusted as required.

The following table illustrates the effect of the adoption of SFAS 147 on net income for each period presented in the preceding interim financial statements:


                                   Three months   Three months    Six months      Six months
                                      ended          Ended          ended            ended
                                     12/31/02       12/31/01       12/31/02        12/31/01
                                   ------------   ------------    ----------      -----------
Reported net income                 $  10,288          7,761         21,731         17,176

Add back goodwill amortization
(net of tax)                               --          1,047             --          2,071
                                    ---------      ---------      ---------      ---------

Adjusted net income                 $  10,288          8,808         21,731         19,247
                                    =========      =========      =========      =========

Earnings per share (diluted):

Reported earnings per share             $0.21          $0.16          $0.45          $0.36
Add back goodwill amortization
(net of tax)                             0.00           0.02           0.00           0.04
                                        -----          -----          -----          -----

Adjusted earnings per share             $0.21          $0.18          $0.45          $0.40
                                        =====          =====          =====          =====

                                    Three months     Three months
                                        Ended            Ended
                                       9/30/02          9/30/01
                                    ------------     ------------
Reported net income                  $   10,334            9,415

Add back goodwill amortization
(net of tax)                              1,047            1,024
                                     ----------       ----------

Adjusted net income                  $   11,443           10,439
                                     ==========       ==========

Earnings per share (diluted):

Reported earnings per share               $0.22            $0.20
Add back goodwill amortization
(net of tax)                               0.02             0.02
                                          -----            -----

Adjusted earnings per share               $0.24            $0.22
                                          =====            =====

(6)  BORROWED FUNDS

Borrowed funds as of December 31, 2002 and June 30, 2002, are presented in the following table:

                                                   December 31,      June 30,
                                                       2002            2002
                                                   ------------      --------
Term notes payable to the FHLB of Pittsburgh:
    Due within one year                              $ 45,210         34,200
    Due between one and two years                       2,914            150
    Due between two and three years                    32,462         25,000
    Due between three and four years                       --             --
    Due between four and five years                    35,000             --
    Due between five and ten years                    342,705        175,000
    Due between ten and twenty years                    1,123          1,150
                                                     --------        -------
                                                      459,414        235,500
Revolving line of credit, Federal Home
  Loan Bank of Pittsburgh                                  --             --
Other borrowings due between
  one and two years                                       180            180
Investor notes payable, due
  various dates through 2006                            6,470          6,414
Securities sold under agreement to
  repurchase, due various dates                        22,371         17,166
                                                     --------        -------

      Total borrowed funds                           $488,435        259,260
                                                     ========        =======


(7)  GUARANTEES

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company's customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral maybe obtained based on management's credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit is $7.3 million, of which $6.0 million is fully collateralized. Currently no liability has been recognized by the Company for obligations. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2002 TO DECEMBER 31,
2002

ASSETS

At December 31, 2002 the Company had total assets of $4.951 billion, an increase of $645.1 million, or 15.0%, from $4.306 billion at June 30, 2002. This increase was funded primarily by an increase in deposits of $398.9 million, an increase in borrowed funds of $229.2 million, and net income of $21.7 million.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $1.465 billion at December 31, 2002, an increase of $415.4 million, or 39.6%, from $1.050 billion at June 30, 2002. This increase resulted from the investment of funds received from the growth in deposits and borrowed funds as well as approximately $30 million of marketable securities received as part of the acquisition of Prestige Bancorp, Inc. and its subsidiary Prestige Bank, which occurred during the Company's first fiscal quarter. Net loans receivable increased by $195.0 million, or 6.5%, to $3.208 billion at December 31, 2002 from $3.013 billion at June 30, 2002. This increase resulted primarily from the purchase of approximately $132 million of loans as part of the Prestige Bank acquisition mentioned above, as well as loan growth across the Company's market area.

During the current period the Company reclassified to goodwill approximately $60.0 million of amortizable unidentifiable intangible assets, recorded in prior years when the Company purchased branch offices, in accordance with the adoption provisions of SFAS 147. The reclassified goodwill is no longer amortized, but tested for impairment annually.

LIABILITIES

Deposits increased by $398.9 million, or 11.1%, to $3.992 billion at December 31, 2002 from $3.593 billion at June 30, 2002. This increase resulted primarily from strong internal deposit growth, along with the purchase of four retail offices with deposits of approximately $122 million as part of the Prestige bank acquisition. Borrowed funds increased by $229.1 million, or 88.4%, to $488.4 million at December 31, 2002 from $259.3 million at June 30, 2002. This increase is primarily the result of the Company borrowing long-term funds from the Federal Home Loan Bank of Pittsburgh ("FHLB") at low interest rates to purchase floating rate investment securities. In addition, approximately $55.9 million of FHLB borrowings were assumed as part of the Prestige acquisition.

CAPITAL RESOURCES AND LIQUIDITY

Total shareholders' equity at December 31, 2002 was $337.1 million, an increase of $20.5 million, or 6.5%, from $316.6 million at June 30, 2002. This increase was primarily attributable to net income for the six-month period of $21.7 million partially offset by the payment of common stock dividends of $2.0 million.

The Company's banking subsidiaries, Northwest and Jamestown, are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk-weighting and other factors.

Quantitative measures, established by regulation to ensure capital adequacy require the banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).

                                            December 31, 2002

                                                                             Minimum Capital         Well Capitalized
                                                  Actual                       Requirements            Requirements
-----------------------------------------------------------------------------------------------------------------------
                                                  Amount       Ratio       Amount        Ratio       Amount       Ratio
-----------------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
-----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                           $292,763     11.97%      $195,615       8.00%      $244,519      10.00%
-----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                           $ 16,989     10.38%      $ 13,096       8.00%      $ 16,370      10.00%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Tier I Capital (to risk weighted assets):
-----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                           $267,451     10.94%      $ 97,807       4.00%      $146,711       6.00%
-----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                           $ 15,812      9.66%      $  6,548       4.00%      $  9,822       6.00%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Tier I Capital (leverage) (to average assets):
-----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                           $267,451      5.91%      $135,669       3.00%*     $226,115       5.00%
-----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                           $ 15,812      5.38%      $  8,812       3.00%*     $ 14,686       5.00%
-----------------------------------------------------------------------------------------------------------------------

                                             June 30, 2002

                                                                             Minimum Capital       Well Capitalized
                                                 Actual                       Requirements           Requirements
----------------------------------------------------------------------------------------------------------------------
                                                 Amount       Ratio       Amount        Ratio     Amount        Ratio
----------------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $276,565      12.49%     $177,174       8.00%    $221,467       10.00%
----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                           $14,727      11.04%      $10,673       8.00%     $13,341       10.00%
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Tier I Capital (to risk weighted assets):
----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $253,937      11.47%      $88,587       4.00%    $132,880        6.00%
----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                           $13,765      10.32%       $5,336       4.00%      $8,004        6.00%
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Tier I Capital (leverage) (to average assets):
----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $253,937       6.47%     $117,767      3.00%*    $196,279        5.00%
----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                           $13,765       5.87%       $7,035      3.00%*     $11,725        5.00%
----------------------------------------------------------------------------------------------------------------------

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of December 31, 2002, the Company had not been advised of any additional requirements in this regard.

The Company's banking subsidiaries, Northwest and Jamestown, are required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the applicable state department of banking during their regular examinations. The Banks internal liquidity requirements are based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Banks have always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at December 31, 2002 was 26.0% and 52.9% for Northwest and Jamestown, respectively. The Company and its subsidiaries adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

The Company paid $2.0 million in common stock dividends in the first six months of the current fiscal year, compared with $1.5 million in the prior year period. The common stock dividend payout ratio was 38.1% in the second quarter on a dividend of $.08 compared with 33.3% in the same period last year on a dividend of $.06 per share.

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual status when they are more than 90 days contractually delinquent and may also be placed on nonaccrual status even if not more than 90 days delinquent but other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell or the principal balance of the related loan. Nonperforming assets increased by $11.4 million, or 54.5%, to $32.4 million at December 31, 2002 from $21.0 million at June 30, 2002. In addition to several delinquent loans included as part of the Prestige acquisition, this increase is primarily related to a single lending relationship with a destination resort in St. George, Utah. The customer has experienced a slowdown in business as a result of the economic recession and the lingering effects of September 11, 2001. Management believes that the Company is adequately reserved and collateralized. Management believes that the generally low level of nonperforming assets is attributable to stringent credit policies and sustained collection procedures.

                                                         (Dollars in Thousands)
------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:        December 31, 2002   June 30, 2002
------------------------------------------------------------------------------------
One-to-four family residential loans                         $8,461          $7,278
------------------------------------------------------------------------------------
Multifamily and commercial real estate loans                 10,328           2,407
------------------------------------------------------------------------------------
Consumer loans                                                5,341           3,991
------------------------------------------------------------------------------------
Commercial business loans                                     3,769           2,124
------------------------------------------------------------------------------------
                Total                                       $27,899         $15,800
------------------------------------------------------------------------------------
Total nonperforming loans as a percentage of
loans receivable                                               .86%            .52%
------------------------------------------------------------------------------------
Total real estate acquired through foreclosure
and other real estate owned                                  $4,473          $5,157
------------------------------------------------------------------------------------
                Total nonperforming assets                  $32,372         $20,957
------------------------------------------------------------------------------------
Total nonperforming assets as a percentage of
total assets                                                    .65%            .49%
------------------------------------------------------------------------------------


ALLOWANCE FOR LOAN LOSSES

The Company's Board of Directors has adopted an "Allowance for Loan Losses"
(ALL) policy designed to provide management with a systematic methodology for determining and documenting the ALL each reporting period. This methodology was developed to provide a consistent process and review procedure to ensure that the ALL is in conformity with the Company's policies and procedures and other supervisory and regulatory guidelines.

On a monthly basis the Credit Review and Administration department (CRA) as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This review includes the monthly delinquency reports as well as historical comparisons and trend analysis. On a regular basis the CRA department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. The Company's loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as "special mention", "substandard", "doubtful" or "loss." Loans that do not expose the Company to risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as "special mention". A "substandard" loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as "doubtful" have all the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make a collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as "loss" are considered uncollectible so that their continuance as assets without the establishment of a specific loss reserve in not warranted.

The loans that have been classified as substandard or doubtful are reviewed by the CRA department for possible impairment under the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.

If an individual loan is deemed to be impaired, the CRA department determines the proper measurement of impairment for each loan based on one of three methods as prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is more or less than the recorded investment in the loan, the CRA department adjusts the specific allowance associated with that individual loan accordingly.

If a substandard or doubtful loan is not considered individually for impairment, it is grouped with other loans that possess common characteristics for impairment evaluation and analysis under the provisions of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." This segmentation is accomplished by grouping loans of similar product types, risk characteristics and industry concentration into homogeneous pools. A range of losses for each pool is then established based upon historical loss ratios. This historical net charge-off amount is then analyzed and adjusted based on historical delinquency trends as well as the current economic, political, regulatory and interest rate environment and used to estimate the current measure of impairment.

The individual impairment measures along with the estimated range of losses for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to the Credit Committee by the Vice President of CRA on a quarterly basis. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, discusses lending products, activity, competition and collateral values, as well as economic conditions in general and in each market area of the Company. Based on this review and discussion the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate is determined. In addition, the Credit Committee considers if any changes to the methodology are needed. The Credit Committee also reviews and discusses the Company's delinquency trends, nonperforming asset amounts and ALL levels and ratios with its peer group as well as state and national statistics. Following the Credit Committee's review and approval, a similar review is performed by the Board of Director's Risk Management Committee.

In addition to the reviews by the Credit Committee and the Risk Management Committee, regulators from either the FDIC or state department of banking perform an extensive review on an annual basis for the adequacy of the ALL and its conformity with regulatory guidelines and pronouncements. The internal audit department also performs a regular review of the detailed supporting schedules for accuracy and reports their findings to the Audit Committee of the Board of Directors. Any recommendations or enhancements from these independent parties are considered by management and the Credit Committee and implemented accordingly.

Management acknowledges that this is a dynamic process and consists of factors, many of which are external and out of management's control, that can change often, rapidly and substantially. The adequacy of the ALL is based upon estimates using all the information previously discussed as well as current and known circumstances and events. There is no assurance that actual portfolio losses will not be substantially different that those that were estimated.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

GENERAL

Net income for the three months ended December 31, 2002 was $10.3 million, or $.21 per diluted share, an increase of $1.5 million, or 16.8%, from $8.8 million, or $.18 per diluted share, for the same quarter last year. The prior-year figures have been adjusted, as required by SFAS 147, to reflect operating results excluding the amortization of certain unidentifiable intangible assets that arose as a result of branch acquisitions completed by the Company in previous years. The net income effect of the adoption of SFAS 147 was an increase of $1.1 million and $1.0 million, or $.02 per diluted share, for each three-month period ended December 31, 2002 and 2001, respectively. The increase in net income resulted from a $3.9 million increase in net interest income and a $2.3 million increase in noninterest income offset by a $686,000 increase in the provision for loan losses, a $3.5 million increase in noninterest expenses and a $478,000 increase in income taxes.

Net income for the three months ended December 31, 2002 represents a 12.33% and ..84% return on average equity and return on average assets, respectively, compared to 12.10% and .88% for the prior year period.

INTEREST INCOME

Total interest income increased by $2.2 million, or 3.1%, on a taxable equivalent basis, to $71.6 million due to an increase in average interest earning assets of $757.8 million, or 19.9%, to $4.568 billion. The effect of the increase in interest earning assets on interest income was offset by a decrease in the yield on interest earning assets to 6.27% from 7.29%. The increase in average interest earning assets resulted from strong internal deposit growth, additional borrowings invested in variable rate investments and the acquisition of Prestige. The decrease in the overall yield on interest earning assets quarter-over-quarter resulted from the repricing of variable rate assets, as well as the growth of interest earning assets during a period of declining interest rates.

Interest income on loans receivable increased by $1.7 million, or 2.9%, on a taxable equivalent basis, to $58.4 million primarily because average loans outstanding increased by $290.7 million, or 10.0%, to $3.197 billion. The effect of this increase was partially offset by a decrease in the average yield on loans to 7.30% from 7.80%. Average loans outstanding increased because of continued strong loan demand throughout the Company's market area as well as the acquisition of Prestige. The decrease in average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans in a declining interest rate environment, along with the growth in the Company's loan portfolio over the past year at interest rate levels lower than the existing average portfolio rate.

Interest income on mortgage-backed securities remained relatively flat at $6.5 million, as the increase in the average balance of $140.2 million, or 27.5%, to $650.0 million was offset by a decrease in yield to 4.01% from 5.13%. The average balance increased primarily as a result of investing the funds from the aforementioned deposit and borrowing growth. The average yield on mortgage-backed securities, approximately 87% are variable rate, primarily decreased in response to the continued reduction in short-term market interest rates.

Interest income on investment securities also remained relatively flat at $5.2 million, on a taxable-equivalent basis. The average balance increased $71.2 million, or 27.8% to $327.4 million, while the average yield decreased to 6.41% from 8.22%. The increase in the average balance of investment securities was primarily due to the investment of funds generated from the aforementioned deposit and borrowing growth. The decrease in the taxable equivalent yield was a result of purchasing investment securities in a lower interest rate environment.

Interest income on interest-earning deposits increased by $641,000, or 111.7%, because the average balance of interest-earning deposits increased by $251.6 million, or 217.7%, to $367.2 million which was partially offset by a decrease in the average yield to 1.32% from 1.99%. The increase in average balance is primarily because the proceeds from the $99.0 million of trust preferred securities and some of the funds from FHLB borrowings are currently invested in overnight federal funds. The decrease in the average yield is a result of the sharp decline in short-term market rates over the last twelve months.

INTEREST EXPENSE

Total interest expense decreased by $2.4 million, or 6.2%, to $35.9 million primarily due to a decrease in the average cost of interest-bearing liabilities to 3.30% from 4.33% which was partially offset by an increase in the average balance of interest-bearing liabilities of $813.1 million, or 23.0%, to $4.342 billion. The decrease in the cost of funds resulted primarily from the Company's deposit accounts repricing at much lower rates in response to the significant decrease in short-term interest rates. In addition, the Company was able to secure long-term fixed-rate borrowings from the FHLB at favorable funding rates which lowered its overall cost of borrowings. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $503.7 million, or 15.5%, in the average balance of deposits, mainly attributed to the growth of existing offices along with new office openings and acquisitions. Average borrowed funds also increased by $239.4 million, or 95.2%, as the Company secured these long-term fixed-rate borrowings from the FHLB to invest in variable rate assets. The average balance of Trust Preferred Securities, which were issued in November and December of 2001, increased by $70.1 million or 242.0%.

NET INTEREST INCOME

Net interest income increased by $4.5 million, or 14.5%, on a taxable equivalent basis, to $35.7 million compared to $31.2 million. This increase in net interest income was attributable to the growth in the Company's balance sheet. The Company was able to maintain its net interest rate spread as the cost of funds on short-term interest bearing liabilities decreased slightly more than the yield on interest earning assets in response to lower market interest rates.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $686,000, or 46.6%, to $2.2 million from $1.5 million. Management analyzes the allowance for loan losses as described in the section entitled "Allowance for Loan Losses." The provision that is recorded is sufficient, in management's judgement, to bring this reserve to a level that reflects the risk inherent in the Company's loan portfolio relative to loan mix, economic conditions and historical loss experience. As part of this analysis, management considered the increase in net charge-offs for the period of $104,000, or 11.4%, to $1.018 million compared to $914,000. In addition, management considered the growth in the commercial loan portfolio for the current quarter of $21.3 million and the increase in nonperforming loans of $9.9 million, or 54.7%, to $27.9 million at December 31, 2002 from $18.0 million at December 31, 2001.

NONINTEREST INCOME

Noninterest income increased by $2.3 million, or 47.3%, to $7.0 million for the current quarter from $4.7 million for the same period in the prior year. The Company experienced a favorable increase in the fee income associated with loans and deposits of $418,000, or 13.6%, to $3.5 million for the quarter related primarily to the growth of those portfolios. Trust and other financial services income increased by $275,000, or 51.7%, to $807,000 for the quarter primarily as a result of the additional fee income contributed by Boetger and Associates, an actuarial and retirement plan services company acquired on July 1, 2002. The Company's gain on sale of loans increased by $347,000, or 95.9%, to $709,000 as the Company sold almost all of the fixed-rate mortgage loans originated through its wholesale lending business while retaining the rights to service those loans. The Company is also realizing the benefit of purchasing $60 million of insurance on the lives of its directors and a certain group of key employees. The increase in the cash surrender value of these policies amounted to $872,000 of noninterest income for the quarter. These investment returns are used to help offset the increase in employee benefit costs such as healthcare.

NONINTEREST EXPENSE

Noninterest expense, on a comparable basis as adjusted for SFAS 147, increased by $3.5 million, or 16.7%, to $24.5 million from $21.0 million for the same quarter of fiscal year 2002. All major expense categories increased primarily as a result of the significant growth of the Company's retail network over the past twelve months, the expansion of its investment management, trust and brokerage services, as well as the addition of new products and services. Management believes, however, that despite these increases in costs due to expansion, progress has been made in controlling operating expense as the ratio of operating expense to average assets has remained at a level below 2.0%.

INCOME TAXES

The provision for income taxes for the three months ended December 31, 2002 increased by $478,000, or 12.1%, compared to the same period last year. This increase is primarily due to an increase in net income before tax of $2.0 million, or 15.4%.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

Net income for the six months ended December 31, 2002 was $21.7 million, or $.45 per diluted share, an increase of $2.5 million, or 12.9%, from $19.2 million, or $.40 per diluted share, for the same period last year. The effect on net income of adopting SFAS 147 and not amortizing goodwill that originated from branch acquisitions was $2.2 million and $2.1 million for the six-month periods ended December 31, 2002 and 2001, respectively. Included in the six-month period ended December 31, 2001 is the cumulative effect of an accounting change. The accounting change in the prior year was required when the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and recognized as income $2.2 million of negative goodwill that arose from a previous acquisition. On a comparable basis, the increase in net income resulted from a $9.8 million increase in net interest income and a $4.3 million increase in noninterest income offset by an increase in noninterest expense of $6.5 million and an increase in the provision for loan losses of $0.9 million.

Net income for the six months ended December 31, 2002 represents a 13.25% and ..93% return on average equity and return on average assets, respectively, compared to 13.50% and .98% for the same prior year period.

INTEREST INCOME

Total interest income increased by $2.1 million, or 1.5%, on a taxable equivalent basis, to $141.9 million due to an increase in average interest earning assets of $618.1 million, or 16.5%, to $4.355 billion. The effect of the increase in interest earning assets was offset by a decrease in the yield on interest earning assets to 6.52% from 7.48%. The increase in average interest earning assets resulted from strong internal deposit growth, additional borrowings invested in variable rate investments and the acquisition of Prestige. The decrease in the overall yield on interest earning assets year over year resulted from the repricing of variable rate assets, as well as the growth of interest earning assets during the period of declining interest rates.

Interest income on loans receivable increased by $2.3 million, or 2.0%, on a taxable equivalent basis, to $116.3 million due to an increase in average loans outstanding of $241.5 million, or 8.4%, to $3.128 billion. The effect of this increase was largely offset by a decrease in the average yield on loans to 7.43% from 7.90%. Average loans outstanding increased because of strong loan demand throughout the Company's market area as well as the aforementioned acquisition. The decrease in average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans in a declining interest rate environment along with the growth in the Company's loan portfolio over the past year at interest rate levels lower than the existing average portfolio rate.

Interest income on mortgage-backed securities decreased by $1.0 million, or 7.5%, to $12.9 million. This decrease in interest income is attributed to the decrease in average yield to 4.30% from 5.48%. The decrease in rate was partially offset by an increase in average balance of $91.1 million, or 17.9%, to $599.2 million. The average yield on mortgage-backed securities, approximately 87% are variable rate, decreased in response to the continued reduction in short-term market rates. The average balance increased primarily as a result of investing the funds from the aforementioned deposit and borrowing growth as well as the securities received as part of the Prestige acquisition.

Interest income on investment securities increased slightly by $239,000, or 2.4%, on a taxable equivalent basis, to $10.2 million. The increase in average balance of $74.5 million, or 31.0%, to $314.6 million was offset by a decrease in average yield to 6.51% from 8.34%. The increase in the average balance of investment securities was primarily due to the investment of funds generated from the aforementioned deposit and borrowing growth. The decrease in the taxable equivalent yield was a result of purchasing investment securities in a lower interest rate environment.

Interest income on interest-earning deposits increased by $893,000, or 74.9%, to $2.1 million as the increase in the average balance to $288.3 million from $80.1 million was partially offset by a decrease in the average yield to 1.45% from 2.98%. The increase in average balance is primarily because the proceeds from the $99.0 million of trust preferred securities and some of the funds from FHLB borrowings are currently invested in overnight federal funds. The decrease in the average yield is a result of the sharp decline in short-term market rates over the last eighteen months.

INTEREST EXPENSE

Total interest expense decreased by $9.0 million, or 11.3%, to $70.5 million primarily due to a decrease in the average cost of interest-bearing liabilities to 3.42% from 4.58% which was partially offset by an increase in the average balance of interest-bearing liabilities of $648.6 million, or 18.7%, to $4.118 billion. The decrease in the cost of funds resulted primarily from the Company's deposit accounts repricing at much lower rates in response to the significant decrease in short-term interest rates. Also, the Company was able to lower its average cost of borrowed funds by securing long-term fixed-rate borrowings from the FHLB at favorable interest rates. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $429.4 million, or 13.5%, in the average balance of deposits, mainly attributed to the growth of existing offices along with new office openings and acquisitions. Average borrowed funds and trust preferred securities also increased by $134.7 million, or 51.1%, and $84.5 million, respectively, as the Company secured long-term sources of funds at favorable interest rates.

NET INTEREST INCOME

Net interest income increased by $11.0 million, or 18.3%, on a taxable equivalent basis, to $71.4 million compared to $60.4 million. This increase in net interest income was attributable to the combination of the growth of the Company, both internally and through acquisitions, coupled with an increase in interest rate spread to 3.10% from 2.90%. The increase in spread resulted from the cost of funds on interest bearing liabilities decreasing by more than the yield on interest earning assets in response to lower market interest rates.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $935,000, or 32.3%, to $3.8 million from $2.9 million in the same period last year. Management analyzes the allowance for loan losses as described in the section entitled "Allowance for Loan Losses." The provision that is recorded is sufficient, in management's judgement, to bring this reserve to a level that reflects the risk inherent in the Company's loan portfolio relative to loan mix, economic conditions and historical loss experience. As part of this analysis, management considered the increase in net charge-offs for the period, the average growth of the loan portfolio of $241.5 million and the increase in nonperforming loans of $9.9 million, or 54.7%, to $27.9 million at December 31, 2002 from $18.0 million at December 31, 2001.

NONINTEREST INCOME

Noninterest income increased by $4.3 million, or 45.2%, to $13.7 million from $9.4 million in the same period last year. Fee income associated with loans and deposits increased by $938,000, or 15.8%, to $6.9 million for the six-month period primarily due to the growth of those portfolios. Trust and other financial services income increased by $598,000, or 56.3%, to $1.7 million primarily as a result of the additional fee income contributed by Boetger and Associates, an actuarial and retirement plan services company acquired on July 1, 2002. The Company's gain on sale of loans increased by $753,000, to $1.2 million, as the Company sold most of the fixed-rate mortgage loans originated through its wholesale lending business while retaining the rights to service those loans. The Company is also realizing the benefit of purchasing $60 million of insurance on the lives of its directors and a certain group of key employees during the fourth fiscal quarter of the previous year. The increase in the cash surrender value of these policies amounted to

$1.6 million for the first six months of the current fiscal year. These investment returns are used to help offset the increase in employee benefit costs such as healthcare.

NONINTEREST EXPENSE

Noninterest expense, on a comparable basis as adjusted for SFAS 147, increased by $6.5 million, or 15.9%, to $47.2 million from $40.8 million for the same period last year. All major expense categories increased primarily as a result of the significant growth of the Company's retail network over the past twelve months, the expansion of its investment management, trust and brokerage services, as well as the addition of new products and services. The Company has added 12 retail offices to its network over the past twelve months through new office openings and acquisitions. Management believes, however, that despite these increases in costs due to expansion, progress has been made in controlling operating expense.

INCOME TAXES

The provision for income taxes for the six months ended December 31, 2002 increased by $2.0 million, or 25.7%, compared to the same period last year. This increase is primarily due to an increase in income before income taxes and cumulative effect of accounting change of $6.7 million, or 27.1%.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148") during December 2002. This Statement amends FASB Statement No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of Statement 123 to require prominent disclosure on both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition alternatives of SFAS 148 are available for fiscal years beginning after December 15, 2003 and, if the fair value provisions of SFAS 123 are adopted, the effect on the Company's financial statements is contingent on the transition provision elected. The pro-forma disclosure requirements are effective for the Company's third fiscal quarter.

In November 2002 the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the existing disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued ("disclosure requirements"). This interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee ("recognition and measurement provisions"). The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provisions are not expected to have a material effect on the Company. The disclosure requirements in FIN 45 are effective for financial statements of interim and annual periods ending after December 15, 2002. The Company's disclosure of guarantees is included in
Note 7 to the Notes to Unaudited Consolidated Financial Statements.

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

                                                                           Three Months Ended December 31,
                                                                       2002                                  2001
                                                        --------------------------------     ----------------------------------
                                                          Average     Interest     Avg.       Average       Interest      Avg.
                                                          Balance                 Yield/      Balance                    Yield/
                                                                                   Cost                                   Cost
                                                        ----------    --------    ------     ----------     --------     ------
ASSETS:
Interest earning assets:
   Loans receivable (a)(b)(d)                           $3,196,734     $58,364     7.30%     $2,906,042     $56,702        7.80%
   Mortgage-backed securities (c)                       $  649,968     $ 6,512     4.01%     $  509,799     $ 6,543        5.13%
   Investment securities (c)(d)(e)                      $  327,351     $ 5,246     6.41%     $  256,170     $ 5,262        8.22%
   FHLB stock                                           $   26,675     $   220     3.30%     $   22,499     $   326        5.80%
   Other interest earning deposits                      $  367,193     $ 1,215     1.32%     $  115,578     $   574        1.99%
                                                        ----------     -------     ----      ----------     -------        ----

Total interest earning assets                           $4,567,921     $71,557     6.27%     $3,810,088     $69,407        7.29%

Noninterest earning assets (f)                          $  330,315                           $  210,448
                                                        ----------                           ----------

TOTAL ASSETS                                            $4,898,236                           $4,020,536
                                                        ==========                           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest bearing liabilities:
   Savings accounts                                     $  775,107     $ 4,448     2.30%     $  499,291     $ 3,558        2.85%
   Now accounts                                         $  527,397     $ 1,838     1.39%     $  380,840     $ 1,168        1.23%
   Money market demand accounts                         $  489,163     $ 2,992     2.45%     $  282,949     $ 2,060        2.91%
   Certificate accounts                                 $1,960,375     $19,119     3.90%     $2,085,290     $27,463        5.27%
   Borrowed funds (g)                                   $  491,018     $ 5,543     4.52%     $  251,605     $ 3,420        5.44%
   Guaranteed preferred beneficial interests in the
   Company's junior subordinated debentures             $   99,000     $ 1,916     7.74%     $   28,945     $   562        7.77%
                                                        ----------     -------     ----      ----------     -------        ----

Total interest bearing liabilities                      $4,342,060     $35,856     3.30%     $3,528,920     $38,231        4.33%

Noninterest bearing liabilities                         $  222,542                           $  200,315
                                                        ----------                           ----------

Total liabilities                                       $4,564,602                           $3,729,235

Shareholders' equity                                    $  333,634                           $  291,301
                                                        ----------                           ----------

TOTAL LIABILITIES AND EQUITY                            $4,898,236                           $4,020,536
                                                        ==========                           ==========

Net interest income/ Interest rate spread                              $35,701     2.97%                    $31,176        2.96%

Net interest earning assets/ Net interest margin        $  225,861                 3.13%     $  281,168                    3.27%

Ratio of interest earning assets to
 interest bearing liabilities                                1.05X                                1.08X

(a) Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b) Interest income includes accretion/ amortization of deferred loan fees/ expenses.

(c) Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d) Interest income on tax-free investment securities and tax-free loans is presented on a taxable equivalent basis.

(e) Average balances include FNMA and FHLMC stock.

(f) Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g) Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

                              RATE/ VOLUME ANALYSIS
                             (Dollars in Thousands)

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

                  Three months ended December 31, 2002 and 2001

                                                                        RATE/          NET
                                              RATE        VOLUME       VOLUME        CHANGE
                                            -------      --------      -------      -------
Interest earning assets:
    Loans receivable                        $(3,645)     $  5,672      $  (365)     $ 1,662
    Mortgage-backed securities              $(1,435)     $  1,799      $  (395)     $    31
    Investment securities                   $(1,157)     $  1,462      $  (321)     $   (16)
    FHLB stock                              $  (140)     $     60      $   (26)     $  (106)
    Other interest-earning deposits         $  (192)     $  1,250      $  (417)     $   641
                                            -------      --------      -------      -------
Total interest-earning assets               $(6,569)     $ 10,243      $(1,524)     $ 2,150

Interest-bearing liabilities:
    Savings accounts                        $  (692)     $  1,965      $  (383)     $   890
    Now accounts                            $   159      $    450      $    61      $   670
    Money market demand accounts            $  (329)     $  1,501      $  (240)     $   932
    Certificate accounts                    $(7,126)     $ (1,645)     $   427      $(8,344)
    Borrowed funds                          $  (580)     $  3,255      $  (552)     $ 2,123
    Guaranteed preferred beneficial
      interests in the Company's junior
      subordinated debentures               $    (2)     $  1,360      $    (4)     $ 1,354
                                            -------      --------      -------      -------
Total interest-bearing liabilities          $(8,570)     $  6,886      $  (691)     $(2,375)
                                            -------      --------      -------      -------

Net change in net interest income           $ 2,001      $  3,357      $  (833)     $ 4,525
                                            =======      ========      =======      =======

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

                                                                               Six Months Ended December 31,
                                                                   2002                                      2001
                                                        ----------------------------------    ----------------------------------
                                                         Average        Interest     Avg.      Average       Interest      Avg.
                                                         Balance                    Yield/     Balance                    Yield/
                                                                                     Cost                                  Cost
                                                        ----------     ----------   ------    ----------     --------     ------
ASSETS:
Interest earning assets:
   Loans receivable (a)(b)(d)                           $3,127,902     $  116,264    7.43%    $2,886,359     $113,975      7.90%
   Mortgage-backed securities (c)                       $  599,216     $   12,867    4.30%    $  508,143     $ 13,910      5.48%
   Investment securities (c)(d)(e)                      $  314,643     $   10,246    6.51%    $  240,132     $ 10,007      8.34%
   FHLB stock                                           $   25,203     $      417    3.31%    $   22,499     $    709      6.30%
   Other interest earning deposits                      $  288,327     $    2,085    1.45%    $   80,096     $  1,192      2.98%
                                                        ----------     ----------    ----     ----------     --------      ----

Total interest earning assets                           $4,355,291     $  141,879    6.52%    $3,737,229     $139,793      7.48%

Noninterest earning assets (f)                          $  307,404                            $  209,222
                                                        ----------                            ----------

TOTAL ASSETS                                            $4,662,695                            $3,946,451
                                                        ==========                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

Interest bearing liabilities:
   Savings accounts                                     $  747,813     $    9,199    2.46%    $  476,993     $  7,244      3.04%
   Now accounts                                         $  480,355     $    3,147    1.31%    $  381,937     $  2,346      1.23%
   Money market demand accounts                         $  455,793     $    5,818    2.55%    $  249,438     $  4,194      3.36%
   Certificate accounts                                 $1,936,550     $   38,836    4.01%    $2,082,786     $ 58,004      5.57%
   Borrowed funds (g)                                   $  398,404     $    9,631    4.84%    $  263,715     $  7,083      5.37%
   Guaranteed preferred beneficial interests in the
   Company's junior subordinated debentures             $   99,000     $    3,845    7.77%    $   14,473     $    562      7.77%
                                                        ----------     ----------    ----     ----------     --------      ----

Total interest bearing liabilities                      $4,117,915     $   70,476    3.42%    $3,469,342     $ 79,433      4.58%

Noninterest bearing liabilities                         $  216,682                            $  191,984
                                                        ----------                            ----------

Total liabilities                                       $4,334,597                            $3,661,326

Shareholders' equity                                    $  328,098                            $  285,125
                                                        ----------                            ----------

TOTAL LIABILITIES AND EQUITY                            $4,662,695                            $3,946,451
                                                        ==========                            ==========

Net interest income/ Interest rate spread                              $   71,403    3.10%                   $ 60,360      2.90%

Net interest earning assets/ Net interest margin        $  237,376                   3.28%    $  267,887                   3.23%

Ratio of interest earning assets to
 interest bearing liabilities                                1.06X                                  1.08X

(a) Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b) Interest income includes accretion/ amortization of deferred loan fees/ expenses.

(c) Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d) Interest income on tax-free investment securities and tax-free loans is presented on a taxable equivalent basis.

(e) Average balances include FNMA and FHLMC stock.

(f) Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g) Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

                              RATE/ VOLUME ANALYSIS
                             (Dollars in Thousands)

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

                   Six months ended December 31, 2002 and 2001

                                                                        RATE/          NET
                                             RATE         VOLUME       VOLUME        CHANGE
                                           --------      --------      -------      --------
Interest earning assets:
   Loans receivable                        $ (6,689)     $  9,538      $  (560)     $  2,289
   Mortgage-backed securities              $ (2,999)     $  2,493      $  (537)     $ (1,043)
   Investment securities                   $ (2,187)     $  3,105      $  (679)     $    239
   FHLB stock                              $   (337)     $     85      $   (40)     $   (292)
   Other interest-earning deposits         $   (613)     $  3,099      $(1,593)     $    893
                                           --------      --------      -------      --------
Total interest-earning assets              $(12,825)     $ 18,320      $(3,409)     $  2,086

Interest-bearing liabilities:
   Savings accounts                        $ (1,376)     $  4,112      $  (781)     $  1,955
   Now accounts                            $    156      $    605      $    40      $    801
   Money market demand accounts            $ (1,010)     $  3,470      $  (836)     $  1,624
   Certificate accounts                    $(16,235)     $ (4,073)     $ 1,140      $(19,168)
   Borrowed funds                          $   (708)     $  3,618      $  (362)     $  2,548
   Guaranteed preferred beneficial
     interests in the Company's junior
     subordinated debentures               $     --      $  3,282      $     1      $  3,283
                                           --------      --------      -------      --------
Total interest-bearing liabilities         $(19,173)     $ 11,014      $  (798)     $ (8,957)
                                           --------      --------      -------      --------

Net change in net interest income          $  6,348      $  7,306      $(2,611)     $ 11,043
                                           ========      ========      =======      ========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a savings bank holding company, the Company's primary market risk is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations interest rates over a specified time period. The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company's interest sensitive liabilities typically have repricing periods or maturities of short duration, the Company has attempted to shorten the maturities of its assets by emphasizing the origination of short-term, fixed-rate consumer loans, one-to-four family residential mortgage loans with terms of fifteen years or less and adjustable rate mortgage loans, consumer loans and commercial loans. In addition, the Company has purchased shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.

The Company has an Asset/ Liability Committee consisting of several members of senior management which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and the Company's balance sheet structure. On a quarterly basis, this Committee also reviews the Company's interest rate risk position.

The Company also has a Risk Management Committee comprised of certain members of the Board of Directors which meets quarterly and reviews interest rate risks and trends, the Company's interest sensitivity position, the Company's liquidity position and the market risk inherent in the Company's investment portfolio.

In an effort to assess market risk, the Company utilizes a simulation model to determine the effect of immediate incremental increases and decreases in interest rates in net interest income and the market value of the Company's equity. Certain assumptions are made regarding loan prepayments and decay rates of passbook and NOW accounts. Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest on these assumptions may differ from simulated results. The Company has established the following guidelines for assessing interest rate risk:

Net income simulation. Given a parallel shift of 2% in interest rates, the estimated net interest may not decrease by more than 20% within a one-year period.

Market value of equity simulation. The market value of the Company's equity is the present value of the Company's assets and liabilities. Given a parallel shift of 2% in interest rates, the market value of equity may not decrease by more than 50% of total shareholders' equity.

The following table illustrates the simulated impact of a 1% or 2% upward or 1% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. Given the low interest rate environment that existed in the current period, the impact of a 2% downward shift is not shown in the table. This analysis was prepared assuming that interest-earning asset levels at December 31, 2002 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2002 levels.

                                                                         Increase           Decrease
                                                                      --------------    --------------
Parallel shift in interest rates over the next 12 months               1.0%     2.0%      1.0%    2.0%
                                                                      ----     ----     ------    ----
Projected percentage increase/ (decrease) in net income                3.0%    13.2%    (11.4%)     NM
Projected increase/ (decrease) in return on average equity             0.3%     1.7%     (1.5%)     NM
Projected increase/ (decrease) in earnings per share                  $0.03    $0.13    ($0.11)     NM
Projected percentage increase/ (decrease) in market value of equity   12.8%     9.8%    (12.8%)     NM

NM - Not meaningful

The figures included in the table above represent projections which were computed based upon certain assumptions including prepayment rates and decay rates which cannot be accurately predicted. There are no assurances that these assumptions and the resultant impact on the Company's financial ratios will approximate the figures presented above.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

     (a)  The Company held its Annual Meeting of Shareholders on November 20,
          2002

     (b)  The name of each director elected at the Annual Meeting is as follows:

                    William J. Wagner
                    Thomas K. Creal, III.
                    A. Paul King

          The name of each director whose term of office continued after the Annual Meeting is as follows:

                    John O. Hanna
                    Richard L. Carr
                    John M. Bauer
                    Robert G. Ferrier
                    Richard E. McDowell
                    Joseph T. Stadler
                    Joseph F. Long

     (c)  The following matters were voted upon at the Annual Meeting:

          (i)  Election of three directors of the Company:


                                       For            Withheld
                                   ----------         --------
          William J. Wagner        44,166,843         250,523
          Thomas K. Creal, III.    44,342,663          74,703
          A. Paul King             44,364,463          52,903

          (ii) Ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2003.

                   For           Against         Withheld
               -----------       -------         --------
               43,961,857        427,571          23,934


ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBIT 11: STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                                                       Three Months       Three Months
                                                                          Ended               Ended
                                                                    December 31, 2002    December 31, 2001

Reported net income                                                  $   10,287,869       $    8,807,952

Deduct: Cumulative effect of accounting change                       $           --       $           --
                                                                     --------------       --------------

Net income before cumulative effect of accounting change             $   10,287,869       $    8,807,952

Weighted-average common shares outstanding (basic)                       47,610,073           47,448,433

Common stock equivalents due to effect of stock options                     522,776              460,541
                                                                     --------------       --------------

Total weighted-average common shares and equivalents (diluted)           48,132,849           47,908,974

BASIC EARNINGS PER SHARE:

Reported net income                                                  $         0.22       $         0.19

Deduct: Cumulative effect of accounting change                       $         0.00       $         0.00
                                                                     --------------       --------------

Net income before cumulative effect of accounting change             $         0.22       $         0.19
                                                                     ==============       ==============

DILUTED EARNINGS PER SHARE:

Reported net income                                                  $         0.21       $         0.18

Deduct: Cumulative effect of accounting change                       $         0.00       $         0.00
                                                                     --------------       --------------

Net income before cumulative effect of accounting change             $         0.21       $         0.18
                                                                     ==============       ==============

                                                                    Six Months          Six Months
                                                                      Ended                Ended
                                                                December 31, 2002     December 31, 2001

Reported net income                                               $   21,730,755       $   19,246,888

Deduct: Cumulative effect of accounting change                    $           --       $    2,236,918
                                                                  --------------       --------------

Net income before cumulative effect of accounting change          $   21,730,755       $   17,009,970


Weighted-average common shares outstanding (basic)                    47,587,006           47,440,297

Common stock equivalents due to effect of stock options                  508,509              466,845
                                                                  --------------       --------------

Total weighted-average common shares and equivalents (diluted)        48,095,515           47,907,142

BASIC EARNINGS PER SHARE:

Reported net income                                               $         0.46       $         0.41

Deduct: Cumulative effect of accounting change                    $         0.00       $         0.05
                                                                  --------------       --------------

Net income before cumulative effect of accounting change          $         0.46       $         0.36
                                                                  ==============       ==============

DILUTED EARNINGS PER SHARE:

Reported net income                                               $         0.45       $         0.40

Deduct: Cumulative effect of accounting change                    $         0.00       $         0.05
                                                                  --------------       --------------

Net income before cumulative effect of accounting change          $         0.45       $         0.35
                                                                  ==============       ==============

                                                                       Three Months        Three Months
                                                                          Ended               Ended
                                                                   September 30, 2002   September 30, 2001

Reported net income                                                  $   11,442,886      $    10,438,936

Deduct: Cumulative effect of accounting change                       $           --       $    2,236,918
                                                                     --------------       --------------

Net income before cumulative effect of accounting change             $   11,442,886       $    8,202,018


Weighted-average common shares outstanding (basic)                       47,563,940           47,432,161

Common stock equivalents due to effect of stock options                     494,242              473,150
                                                                     --------------       --------------

Total weighted-average common shares and equivalents (diluted)           48,058,182           47,905,311

BASIC EARNINGS PER SHARE:

Reported net income                                                  $         0.24       $         0.22

Deduct: Cumulative effect of accounting change                       $         0.00       $         0.05
                                                                     --------------       --------------

Net income before cumulative effect of accounting change             $         0.24       $         0.17
                                                                     ==============       ==============

DILUTED EARNINGS PER SHARE:

Reported net income                                                  $         0.24       $         0.22

Deduct: Cumulative effect of accounting change                       $         0.00       $         0.05
                                                                     --------------       --------------

Net income before cumulative effect of accounting change             $         0.24       $         0.17
                                                                     ==============       ==============

     (b) EXHIBIT 99.1: CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned officers of Northwest Bancorp, Inc. (the "Company") hereby certify that, to the best of their knowledge:

1. the Company's quarterly report on Form 10-Q for the period ended December 31, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. that, as of the date of this statement, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


--------------------                    ----------------------------------------
Date                                    William J. Wagner
                                        President and Chief Executive Officer



--------------------                    ----------------------------------------
Date                                    William W. Harvey, Jr.
                                        Senior Vice President and Chief
                                        Financial Officer

     (c)  REPORTS ON FORM 8-K

None Filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCORP, INC.



Date:                                        By:
     ------------------------------             --------------------------------
                                                William J. Wagner
                                                President and Chief Executive
                                                Officer




Date:                                        By:
     ------------------------------             --------------------------------
                                                William W. Harvey, Jr.
                                                Senior Vice President and
                                                Chief Financial Officer

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

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based in our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


--------------------                    ----------------------------------------
Date                                    William J. Wagner
                                        President and Chief Executive Officer

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William W. Harvey, Jr., Senior Vice President, Finance and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northwest Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based in our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



--------------------                    ----------------------------------------
Date                                    William W. Harvey, Jr.
                                        Senior Vice President, Finance and
                                          Chief Financial Officer