Form 10-Q/A
period 2002-12-31
NORTHWEST BANCORP INC
filed 2003-02-14
CIK 1042064

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

                  EXPLANATORY NOTE REGARDING AMENDED FORM 10-Q


The Company is filing this Form 10-Q/A because the Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003 failed to show that the signature page to the Form 10-Q and the Certifications Pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 were signed. The amended pages appear on pages 39, 41, 43, and 45 of this Form 10-Q/A.

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

February 14, 2003                       /s/ William J. Wagner
--------------------                    ----------------------------------------
Date                                    William J. Wagner
                                        President and Chief Executive Officer


February 14, 2003                       /s/ William W. Harvey, Jr.
--------------------                    ----------------------------------------
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

NORTHWEST BANCORP, INC.



Date: February 14, 2003                      By: /s/ William J. Wagner
     ------------------------------             --------------------------------
                                                William J. Wagner
                                                President and Chief Executive
                                                Officer




Date: February 14, 2003                      By: /s/ William W. Harvey, Jr.
     ------------------------------             --------------------------------
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

February 14, 2003                       /s/ William J. Wagner
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


February 14, 2003                       /s/ William W. Harvey, Jr.
--------------------                    ----------------------------------------
Date                                    William W. Harvey, Jr.
                                        Senior Vice President, Finance and
                                          Chief Financial Officer