Form 10-K/A
period 2002-06-30
NORTHWEST BANCORP INC
filed 2003-04-11
CIK 1042064

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

       For the transition period from _____________ to  ______________

                           COMMISSION FILE NO. 0-23817

                             NORTHWEST BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   UNITED STATES                                23-2900888
 ------------------------------------------------         ----------------------
          (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                  Identification Number)

 LIBERTY AND SECOND STREETS, WARREN, PENNSYLVANIA                  16365
 ------------------------------------------------         ----------------------
     (Address of Principal Executive Offices)                    Zip Code

                                 (814) 726-2140
                         (Registrant's telephone number)

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
YES    X     NO       .
    ------      ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

         As of August 31, 2002, there were issued and outstanding 47,566,949 shares of the Registrant's Common Stock, including 35,366,218 shares held by Northwest Bancorp, MHC, the Registrant's mutual holding company.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2002 Annual Meeting of Stockholders of the Registrant (Part III).

                              PURPOSE OF AMENDMENT

The purpose of this Amendment No. 1 is to reflect the adoption of SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"), on October 1, 2002, as of July 1, 2001, and its effect on previously filed annual and interim financial information.

Accordingly, the changes reflected in this Amendment No. 1 relate solely to the financial information and disclosures relating to unidentifiable intangible assets reclassified as goodwill and removal of the related amortization expense for the year ended June 30, 2002.

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

         As of June 30, 2002, Jamestown had six offices in western New York.

MARKET AREA

         The Company has been, and intends to continue to be, an independent community-oriented financial institution offering a wide variety of financial services to meet the needs of the communities it serves. The Company is headquartered in Warren, Pennsylvania which is located in the northwestern region of Pennsylvania, and the Company has its highest concentration of deposits and loans in the portion of its office network located in northwestern Pennsylvania. Since the early 1990s, the Company has expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania. As of June 30, 2002, the Company operated in Pennsylvania 116 community banking offices and 47 consumer finance offices located in the counties of Allegheny, Armstrong, Bedford, Berks, Blair, Butler, Cambria, Cameron, Centre, Chester, Clarion, Clearfield, Clinton, Columbia, Crawford, Cumberland, Dauphin, Elk, Erie, Fayette, Forest, Huntingdon, Indiana, Jefferson, Lancaster, Lawrence, Lebanon, Luzerne, Lycoming, McKean, Mercer, Mifflin, Northumberland, Potter, Schuylkill, Tioga, Venango, Warren, Washington, Westmoreland and York. These 41 counties, which comprise 66% of the counties in Pennsylvania, are primarily experiencing a flat to declining growth rate in total population. In addition, like most of Pennsylvania, approximately 40% of the total population is 45 years old or older with approximately 25% of the population under the age of 18. Per capita income in these counties averages approximately $20,500 and the median house value is $74,500. Pennsylvania, like most of the nation, is experiencing an economic slowdown with unemployment rising from 4.6% in May 2001 to 5.7% in May 2002, which is slightly below the national average of approximately 5.8%. Most of the communities the Company serves, while showing improvement, are still dependent on the manufacturing sector, which accounts for approximately 15.7% of all Pennsylvania jobs compared to the national average of 13.5%. This sector has been hardest hit by the downturn in the economy and has seen an increase in foreign competition. Bankruptcy filings have also increased with 10.6 out of every 1,000 people in Pennsylvania filing for bankruptcy protection, which is below the national average of 13.5 out of every 1,000 people. In addition, the Company operated in Ohio four community banking offices located in the counties of Ashtabula, Geauga and Lake. Through Jamestown, the Company operated in New York six community banking offices located in the counties of Chautauqua, Erie and Cattaraugus. The Company, through the Bank and its subsidiaries, also operates two consumer finance offices in southwestern New York.

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

                                                                        AT JUNE 30,
                                       ------------------------------------------------------------------------------
                                                 2002                       2001                       2000
                                       -----------------------    -----------------------    -----------------------
                                         AMOUNT       PERCENT       AMOUNT       PERCENT       AMOUNT       PERCENT
                                       ----------   ----------    ----------   ----------    ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Real estate:
  One- to four-family ..............   $2,056,105         66.9%   $2,005,020         68.7%   $1,836,154         70.9%
  Multifamily and commercial .......      304,456          9.9       249,049          8.5       192,897          7.5
                                       ----------   ----------    ----------   ----------    ----------   ----------
  Total real estate loans ..........    2,360,561         76.8     2,254,069         77.2     2,029,051         78.4
Consumer:
  Automobile .......................      117,240          3.8        94,475          3.2        72,955          2.8
  Home improvement .................      293,865          9.6       260,169          8.9       212,049          8.2
  Education loans ..................       84,817          2.8        77,753          2.7        70,619          2.7
  Loans on savings accounts ........        7,733          0.2         8,923          0.3         8,052          0.3
  Other (1) ........................      113,570          3.7       134,023          4.6       147,267          5.7
                                       ----------   ----------    ----------   ----------    ----------   ----------
  Total consumer loans .............      617,225         20.1       575,343         19.7       510,942         19.7
Commercial business ................       95,968          3.1        89,784          3.1        49,992          1.9
                                       ----------   ----------    ----------   ----------    ----------   ----------
    Total loans receivable, gross ..    3,073,754        100.0%    2,919,196        100.0%    2,589,985        100.0%


Deferred loan fees .................       (2,938)                    (2,517)                    (1,829)
Undisbursed loan proceeds ..........      (36,168)                   (39,808)                   (25,266)
Allowance for loan losses
  (real estate loans) ..............      (11,703)                   (11,629)                   (11,334)
Allowance for loan losses
  (other loans) ....................      (10,339)                    (8,661)                    (6,926)
                                       ----------                 ----------                 ----------
    Total loans receivable, net ....   $3,012,606                 $2,856,581                 $2,544,630
                                       ==========                 ==========                 ==========


                                                          AT JUNE 30,
                                       -----------------------------------------------
                                                1999                        1998
                                       -----------------------    --------------------
                                         AMOUNT       PERCENT       AMOUNT     PERCENT
                                       ----------   ----------    ----------   -------
                                                     (DOLLARS IN THOUSANDS)
Real estate:
  One- to four-family ..............   $1,718,002         73.8%   $1,368,736      69.4%
  Multifamily and commercial .......      152,466          6.6       128,831       6.5
                                       ----------   ----------    ----------   -------
  Total real estate loans ..........    1,870,468         80.4     1,497,567      75.9
Consumer:
  Automobile .......................       58,885          2.5        52,784       2.7
  Home improvement .................      129,960          5.6       152,036       7.7
  Education loans ..................       64,341          2.8        59,791       3.0
  Loans on savings accounts ........        6,263          0.3         6,898       0.4
  Other (1) ........................      156,034          6.7        81,586       4.1
                                       ----------   ----------    ----------   -------
  Total consumer loans .............      415,483         17.9       353,095      17.9
Commercial business ................       40,039          1.7       123,188       6.2
                                       ----------   ----------    ----------   -------
    Total loans receivable, gross ..    2,325,990        100.0%    1,973,850     100.0%
                                       ----------   ----------    ==========   =======

Deferred loan fees .................         (923)                    (1,357)
Undisbursed loan proceeds ..........      (23,056)                   (49,435)
Allowance for loan losses
  (real estate loans) ..............      (10,619)                    (8,103)
Allowance for loan losses
  (other loans) ....................       (6,154)                    (7,666)
                                       ----------                 ----------
    Total loans receivable, net ....   $2,285,238                 $1,907,289
                                       ==========                 ==========

----------

(1) Consist primarily of automobile loans and secured and unsecured personal loans.



         FIXED- AND ADJUSTABLE-RATE LOANS. Set forth below are selected data regarding the dollar amounts of the Company's total loans represented by fixed- and adjustable-rate loans at the dates indicated.

                                                                    AT JUNE 30,
                                 ---------------------------------------------------------------------------------
                                           2002                        2001                        2000
                                 ------------------------    ------------------------    ------------------------
                                   AMOUNT        PERCENT       AMOUNT        PERCENT       AMOUNT        PERCENT
                                 ----------    ----------    ----------    ----------    ----------    ----------
                                                             (DOLLARS IN THOUSANDS)
Real estate loans:
  Adjustable .................   $  229,596           7.5%   $  170,054           5.8%   $  108,628           4.2%

  Fixed ......................    2,130,965          69.3     2,084,015          71.4     1,920,423          74.2
                                 ----------    ----------    ----------    ----------    ----------    ----------
   Total real estate loans ...    2,360,561          76.8     2,254,069          77.2     2,029,051          78.4

Other loans:
  Adjustable .................      225,889           7.3       197,403           6.8       151,177           5.8
  Fixed ......................      487,304          15.9       467,724          16.0       409,757          15.8
                                 ----------    ----------    ----------    ----------    ----------    ----------
   Total other loans .........      713,193          23.2       665,127          22.8       560,934          21.6
                                 ----------    ----------    ----------    ----------    ----------    ----------
                                 $3,073,754         100.0%   $2,919,196         100.0%   $2,589,985         100.0%
                                 ==========    ==========    ==========    ==========    ==========    ==========


                                                      AT JUNE 30,
                                 ----------------------------------------------------
                                           1999                        1998
                                 ------------------------    ------------------------
                                   AMOUNT        PERCENT       AMOUNT        PERCENT
                                 ----------    ----------    ----------    ----------
                                                (DOLLARS IN THOUSANDS)
Real estate loans:
  Adjustable .................   $   99,029           4.3%   $   55,493           2.8%

  Fixed ......................    1,771,439          76.1     1,442,074          73.1
                                 ----------    ----------    ----------    ----------
   Total real estate loans ...    1,870,468          80.4     1,497,567          75.9

Other loans:
  Adjustable .................      132,873           5.7       117,100           5.9
  Fixed ......................      322,649          13.9       359,183          18.2
                                 ----------    ----------    ----------    ----------
   Total other loans .........      455,522          19.6       476,283          24.1
                                 ----------    ----------    ----------    ----------
                                 $2,325,990         100.0%   $1,973,850         100.0%
                                 ==========    ==========    ==========    ==========

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

                                                                                            BEYOND
                                         WITHIN        1-2          2-3          3-5          5
                                         1 YEAR       YEARS        YEARS        YEARS        YEARS        TOTAL
                                       ----------   ----------   ----------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
Real estate loans:
 One- to four-family residential ...   $  113,050   $   98,833   $   91,506   $  187,263   $1,529,285   $2,019,937
 Multifamily and commercial ........      100,526       21,760       26,944       94,696       60,530      304,456
Consumer loans .....................      263,235       83,113       73,503      114,740       82,634      617,225
Commercial business loans ..........       51,269        7,347        8,938       11,070       17,344       95,968
                                       ----------   ----------   ----------   ----------   ----------   ----------
    Total loans ....................   $  528,080   $  211,053   $  200,891   $  407,769   $1,689,793   $3,037,586
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

                                            FIXED       ADJUSTABLE       TOTAL
                                        ------------   ------------   ------------
                                                      (IN THOUSANDS)
Real estate loans:
  One- to four-family residential ...   $  1,877,706   $     37,051   $  1,914,757
  Multifamily and commercial ........        108,153        127,323        235,476
Consumer ............................        350,483         91,272        441,755
Commercial ..........................         33,816         39,811         73,627
                                        ------------   ------------   ------------
Total ...............................   $  2,370,158   $    295,457   $  2,665,615
                                        ============   ============   ============

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

         ORIGINATION, PURCHASE AND SALE OF LOANS. The table below shows the Company's originations of loans for the periods indicated.

                                                                     YEARS ENDED JUNE 30,
                                                         --------------------------------------------
                                                             2002            2001            2000
                                                         ------------    ------------    ------------
                                                                        (IN THOUSANDS)
Loans receivable, gross, at beginning of period ......   $  2,919,196    $  2,589,985    $  2,325,990
Originations .........................................        974,413         776,001         629,104
Principal repayments .................................       (697,427)       (450,120)       (408,837)
Loan purchases including acquisitions ................         22,945          57,213          46,933
Loan sales and change in undisbursed loan proceeds ...       (140,991)        (50,503)         (1,580)
Transfer to REO ......................................         (4,382)         (3,380)         (1,625)
                                                         ------------    ------------    ------------
    Loans receivable, gross, at end of period ........   $  3,073,754    $  2,919,196    $  2,589,985
                                                         ============    ============    ============

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

                                                                                     AT JUNE 30,
                                                   --------------------------------------------------------------------------------
                                                              2002                2001          2000          1999         1998
                                                   ------------------------    ----------    ----------    ----------    ----------
                                                     NUMBER        BALANCE
                                                   ----------    ----------
                                                                                (DOLLARS IN THOUSANDS)

Loans past due 30 days to 59 days:
  One- to four-family residential loans ........           97    $    4,068    $    3,055    $    2,030    $    3,632    $    4,842
  Multifamily and commercial loans .............           16         1,278         1,184           806           320            79
  Consumer loans ...............................          780         3,243         3,439         2,108         3,491         3,632
  Commercial business loans ....................            8           165           418           535            --           458
                                                   ----------    ----------    ----------    ----------    ----------    ----------
   Total loans past due 30 days to 59 days .....          901    $    8,754    $    8,096    $    5,479    $    7,443    $    9,011
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Loans past due 60 days to 89 days:
  One- to four-family residential loans ........           70    $    3,478    $    3,001    $    2,205    $    4,895    $    2,386
  Multifamily and commercial loans .............            2           269           248           152           314           219
  Consumer loans ...............................          393         1,604         1,262           777           957           954
  Commercial business loans ....................            2            35           758            47            --           841
                                                   ----------    ----------    ----------    ----------    ----------    ----------
   Total loans past due 60 days to 89 days .....          467    $    5,386    $    5,269    $    3,181    $    6,166    $    4,400
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Loans past due 90 days or more (1):
  One- to four-family residential loans ........          163    $    7,278    $    6,874    $    5,753    $    8,623    $    6,013
  Multifamily and commercial loans .............           17         2,407         2,296         1,923         2,141           390
  Consumer loans ...............................        1,055         3,991         3,129         2,459         2,202         1,631
  Commercial business loans ....................           19         2,124         5,336           125         3,150           578
                                                   ----------    ----------    ----------    ----------    ----------    ----------
   Total loans past due 90 days or more ........        1,254    $   15,800    $   17,635    $   10,260    $   16,116    $    8,612
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Total loans 30 days or more past due ...........        2,622    $   29,940    $   31,000    $   18,920    $   29,725    $   22,023
                                                   ==========    ==========    ==========    ==========    ==========    ==========

Total loans 90 days or more past due (1) .......        1,254    $   15,800    $   17,635    $   10,260    $   16,116    $    8,612

Total REO ......................................           67         5,157         3,697         2,144         3,383         3,506
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Total loans 90 days or more past due and REO ...        1,321    $   20,957    $   21,332    $   12,404    $   19,499    $   12,118
                                                   ==========    ==========    ==========    ==========    ==========    ==========

Total loans 90 days or more past due to
  net loans receivable .........................                       0.52%         0.62%         0.40%         0.71%         0.45%
Total loans 90 days or more past due
  and REO to total assets ......................                       0.49%         0.55%         0.36%         0.63%         0.47%

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

         The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                   AT JUNE 30,
                                   ------------------------------------------
                                       2002           2001           2000
                                   ------------   ------------   ------------
                                                (IN THOUSANDS)

Substandard assets .............   $     38,398   $     35,011   $     21,448
Doubtful assets ................          1,465             33             35
Loss assets ....................             --            160             20
                                   ------------   ------------   ------------
   Total classified assets .....   $     39,863   $     35,204   $     21,503
                                   ============   ============   ============


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

         ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                  YEARS ENDED JUNE 30,
                                                      ---------------------------------------------------------------------------
                                                          2002            2001            2000            1999            1998
                                                      -----------     -----------     -----------     -----------     -----------
                                                                                     (IN THOUSANDS)

Net loans receivable ..............................   $ 3,012,606     $ 2,856,581     $ 2,544,630     $ 2,285,238     $ 1,907,289
Average loans outstanding .........................     2,935,629       2,715,012       2,436,260       2,128,480       1,690,412

Allowance for loan losses balance at beginning
  of period .......................................        20,290          18,260          16,773          15,769          13,611
Provision for loan losses .........................         6,360           5,347           4,149           3,629           4,072
Charge-offs:
  Real estate loans ...............................          (292)           (176)           (289)           (514)           (132)
  Consumer loans ..................................        (4,452)         (3,528)         (2,987)         (3,049)         (2,384)
  Commercial loans ................................          (569)           (158)             --            (101)             --
                                                      -----------     -----------     -----------     -----------     -----------
   Total charge-offs ..............................        (5,313)         (3,862)         (3,276)         (3,664)         (2,516)
                                                      -----------     -----------     -----------     -----------     -----------
Recoveries:
  Real estate loans ...............................            63              32              75             367              --
  Consumer loans ..................................           382             453             481             470             393
  Commercial loans ................................            23              60              33              61              --
                                                      -----------     -----------     -----------     -----------     -----------
   Total recoveries ...............................           468             545             589             898             393
Acquired through acquisition ......................           237              --              25             141             209
                                                      -----------     -----------     -----------     -----------     -----------
  Allowance for loan losses balance at end
    of period .....................................   $    22,042     $    20,290     $    18,260     $    16,773     $    15,769
                                                      ===========     ===========     ===========     ===========     ===========

Allowance for loan losses as a percentage of net
  loans receivable ................................          0.73%           0.71%           0.72%           0.73%           0.83%
Net charge-offs as a percentage of average
  loans outstanding ...............................          0.17%           0.12%           0.11%           0.13%           0.13%
Allowance for loan losses as a percentage of
  nonperforming loans .............................        139.51%         115.06%         177.97%         104.08%         183.10%
Allowance for loan losses as a percentage
  of nonperforming loans and REO ..................        105.18%          95.12%         147.21%          86.02%         130.13%

         ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated.

                                                                             AT JUNE 30,
                                  --------------------------------------------------------------------------------------------------
                                         2002                2001                2000               1999                1998
                                  ------------------  ------------------  ------------------  ------------------  ------------------
                                              % OF               % OF                % OF                % OF                % OF
                                             TOTAL               TOTAL               TOTAL               TOTAL               TOTAL
                                   AMOUNT   LOANS(1)   AMOUNT   LOANS(1)   AMOUNT   LOANS(1)   AMOUNT   LOANS(1)   AMOUNT   LOANS(1)
                                  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Balance at end of period
  applicable to:
Real estate loans ..............  $ 11,703     76.8%  $ 11,629     77.2%  $ 11,334     78.4%  $ 10,619     80.4%  $  8,103     75.9%
Consumer loans .................     8,855     20.1      6,682     19.7      5,976     19.7      5,318     17.9      4,957     17.9
Commercial business loans ......     1,484      3.1      1,979      3.1        950      1.9        836      1.7      2,709      6.2
                                  --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
Total allowance for loan loss ..  $ 22,042    100.0%  $ 20,290    100.0%  $ 18,260    100.0%  $ 16,773    100.0%  $ 15,769    100.0%
                                  ========  =======   ========  =======   ========  =======   ========  =======   ========  =======

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

                                                                                   YEARS ENDED JUNE 30,
                                                                           --------------------------------------
                                                                              2002          2001          2000
                                                                           ----------    ----------    ----------
                                                                                      (IN THOUSANDS)

Mortgage-backed securities balance at beginning of period (1) ..........   $  504,274    $  420,177    $  348,257
Purchases ..............................................................      160,665       114,926        96,320
Sales ..................................................................           --       (11,127)           --
Securities acquired by business combination ............................           --            --            --
Increase (decrease) in market value of securities available for sale ...        4,519         5,725        (5,308)
Principal payments and amortization of premiums and discounts ..........     (144,857)      (25,427)      (19,092)
                                                                           ----------    ----------    ----------
Mortgage-backed securities balance at end of period (1) ................   $  524,601    $  504,274    $  420,177
                                                                           ==========    ==========    ==========
Investment securities balance at beginning of period (2) ...............   $  226,636    $  205,562    $  240,230
Purchases ..............................................................      177,778        68,982        26,108
Sales ..................................................................      (50,647)       (3,985)      (29,934)
Securities acquired by business combination ............................           --            --            --
Increase (decrease) in market value of securities available for sale ...          154         7,012        (6,075)
Writedowns .............................................................         (400)           --            --
Maturities and amortization of premiums and discounts ..................      (45,896)      (50,935)      (24,767)
                                                                           ----------    ----------    ----------
Investment securities balance at end of period (2) .....................   $  307,625    $  226,636    $  205,562
                                                                           ==========    ==========    ==========

----------

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

                                                                                            AT JUNE 30,
                                                               ---------------------------------------------------------------------
                                                                        2002                   2001                    2000
                                                               ---------------------   ---------------------   ---------------------
                                                               AMORTIZED    MARKET     AMORTIZED    MARKET     AMORTIZED    MARKET
                                                                 COST        VALUE       COST        VALUE       COST        VALUE
                                                               ---------   ---------   ---------   ---------   ---------   ---------
                                                                                          (IN THOUSANDS)

Mortgage-backed securities held to maturity:
  Fixed-rate pass through certificates .....................   $   3,663   $   3,713   $   3,379   $   3,387   $   1,298   $   1,311
  Variable-rate pass through certificates ..................      52,278      52,426       4,743       4,834       5,967       5,967
  Fixed-rate collateralized mortgage obligations ("CMOs") ..       8,318       8,494       2,284       2,373          --          --
  Variable-rate CMOs .......................................     199,601     200,179     198,934     194,356     132,901     128,197
                                                               ---------   ---------   ---------   ---------   ---------   ---------
    Total mortgage-backed securities held to maturity ......     263,860     264,812     209,340     204,950     140,166     135,475
                                                               ---------   ---------   ---------   ---------   ---------   ---------

Mortgage-backed securities available for sale:
  Fixed-rate pass through certificates .....................   $  61,502   $  63,974   $  72,522   $  74,038   $  84,487   $  82,772
  Variable-rate pass through certificates ..................      12,958      13,040      15,148      15,252      30,670      29,862
  Fixed-rate collateralized mortgage obligations ("CMOs") ..      35,315      35,685           3           3           8           8
  Variable-rate CMOs .......................................     145,335     148,042     206,149     205,641     169,459     167,369
                                                               ---------   ---------   ---------   ---------   ---------   ---------
    Total mortgage-backed securities available for sale ....     255,110     260,741     293,822     294,934     284,624     280,011
                                                               ---------   ---------   ---------   ---------   ---------   ---------
    Total mortgage-backed securities .......................     518,970     525,553   $ 503,162   $ 499,884   $ 424,790   $ 415,486
                                                               ---------   ---------   =========   =========   =========   =========

Investment securities held to maturity:
  U.S. Government and agency ...............................   $  18,040   $  20,156   $  34,518   $  35,819   $  35,993   $  34,588
  Municipal securities .....................................      65,274      65,759      50,641      50,388      31,848      27,850
  Corporate debt issues ....................................      49,329      48,164      44,832      42,215      29,749      24,451
                                                               ---------   ---------   ---------   ---------   ---------   ---------
    Total investment securities held to maturity ...........   $ 132,643   $ 134,079   $ 129,991   $ 128,422   $  97,590   $  86,889
                                                               =========   =========   =========   =========   =========   =========
Investment securities available for sale:
  U.S. Government and agency ...............................   $  23,604   $  23,952   $  27,220   $  27,793   $  50,970   $  50,593
  Municipal securities .....................................      77,742      78,011      57,538      57,588      55,810      51,387
  Corporate debt issues ....................................       1,476       1,333         986         905         985         949
  Equity securities and mutual funds .......................      68,228      71,686       7,123      10,359       3,441       5,043
                                                               ---------   ---------   ---------   ---------   ---------   ---------
    Total investment securities available for sale .........   $ 171,050   $ 174,982   $  92,867   $  96,645   $ 111,206   $ 107,972
                                                               =========   =========   =========   =========   =========   =========

         ISSUERS OF MORTGAGE-BACKED SECURITIES. The following table sets forth information regarding the issuers and the carrying value of the Company's mortgage-backed securities held to maturity and mortgage-backed securities available for sale.

                                                            AT JUNE 30,
                                            ------------------------------------------
                                                2002           2001           2000
                                            ------------   ------------   ------------
                                                          (IN THOUSANDS)
Mortgage-backed securities:
   FNMA .................................   $    193,814   $    210,548   $    149,780
   GNMA .................................         76,412         91,535        103,537
   FHLMC ................................        235,344        181,500        146,309
   Other (non-agency) ...................         19,031         20,691         20,551
                                            ------------   ------------   ------------
     Total mortgage-backed securities ...   $    524,601   $    504,274   $    420,177
                                            ============   ============   ============

         INVESTMENT PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for the Company's investment securities and mortgage-backed securities portfolios at June 30, 2002. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

                                                                                   AT JUNE 30, 2002
                                                      ------------------------------------------------------------------------------
                                                          ONE YEAR OR LESS          ONE TO FIVE YEARS          FIVE TO TEN YEARS
                                                      -----------------------    -----------------------    -----------------------
                                                                   ANNUALIZED                 ANNUALIZED                 ANNUALIZED
                                                                    WEIGHTED                   WEIGHTED                   WEIGHTED
                                                      AMORTIZED     AVERAGE       AMORTIZED     AVERAGE      AMORTIZED    AVERAGE
                                                         COST        YIELD          COST         YIELD          COST        YIELD
                                                      ----------   ----------    ----------   ----------    ----------   ----------
                                                                                 (DOLLARS IN THOUSANDS)



Investment securities held to maturity:
  U.S. Government and agency obligations ..........   $       --           --%   $       --           --%   $   10,013         7.14%
  Municipal securities ............................           --           --           100         5.25            --           --
  Corporate debt issues ...........................           --           --         1,019        11.51            --           --
                                                      ----------   ----------    ----------   ----------    ----------   ----------
   Total investment securities held to maturity ...   $       --           --%   $    1,119        10.95%   $   10,013         7.14%

Investment securities available for sale:
  U.S. Government and agency obligations ..........   $    5,501         6.08%   $   10,974         5.25%   $    7,129         5.18%
  Equity securities and mutual funds ..............           --           --            --           --            --           --
  Municipal securities ............................          100         5.30            --           --           498         4.95
  Corporate debt issues ...........................           --           --            --           --            --           --
                                                      ----------   ----------    ----------   ----------    ----------   ----------
   Total investment securities available for sale .   $    5,601         6.07%   $   10,974         5.25%   $    7,627         5.16%

Mortgage-backed securities held to maturity:
  Pass-through certificates .......................   $   52,278         4.72%   $       --           --%   $       --           --%
  CMOs ............................................      199,601         3.98            --           --            --           --
                                                      ----------   ----------    ----------   ----------    ----------   ----------
   Total mortgage-backed securities held
    to maturity ...................................   $  251,879         4.13%   $       --           --%   $       --           --%
Mortgage-backed securities available for sale:
  Pass through certificates .......................   $   12,989         4.68%   $    1,873         6.86%   $    1,184         6.02%
  CMOs ............................................      145,335         4.22             1        10.15         5,725         5.46
                                                      ----------   ----------    ----------   ----------    ----------   ----------

   Total mortgage-backed securities available
   for sale .......................................   $  158,324         4.26%   $    1,874         6.86%   $    6,909         5.56%
                                                      ----------   ----------    ----------   ----------    ----------   ----------

Total investment securities and mortgage-backed
  securities ......................................   $  415,804         4.21%   $   13,967         5.92%   $   24,549         6.08%
                                                      ==========   ==========    ==========   ==========    ==========   ==========


                                                                            AT JUNE 30, 2002
                                                      ---------------------------------------------------------------
                                                        MORE THAN TEN YEARS                      TOTAL
                                                      -----------------------    ------------------------------------
                                                                   ANNUALIZED                              ANNUALIZED
                                                                    WEIGHTED                                WEIGHTED
                                                      AMORTIZED      AVERAGE      AMORTIZED     MARKET       AVERAGE
                                                         COST         YIELD         COST         VALUE        YIELD
                                                      ----------   ----------    ----------   ----------   ----------
                                                              (DOLLARS IN THOUSANDS)



Investment securities held to maturity:
  U.S. Government and agency obligations ..........   $    8,027         7.51%   $   18,040   $   20,156         7.30%
  Municipal securities ............................       65,174         5.08        65,274       65,759         5.08
  Corporate debt issues ...........................       48,310         8.15        49,329       48,164         8.22
                                                      ----------   ----------    ----------   ----------   ----------
   Total investment securities held to maturity ...   $  121,511         6.46%   $  132,643   $  134,079         6.55%

Investment securities available for sale:
  U.S. Government and agency obligations ..........   $       --           --%   $   23,604   $   23,952         5.42%
  Equity securities and mutual funds ..............       68,228         3.45        68,228       71,686         3.45
  Municipal securities ............................       77,144         5.13        77,742       78,011         5.13
  Corporate debt issues ...........................        1,476         4.21         1,476        1,333         4.21
                                                      ----------   ----------    ----------   ----------   ----------
   Total investment securities available for sale .   $  146,848         4.34%   $  171,050   $  174,982         4.49%

Mortgage-backed securities held to maturity:
  Pass-through certificates .......................   $    3,663         6.95%   $   55,941   $   56,139         4.87%
  CMOs ............................................        8,318         5.61       207,919      208,673         4.05
                                                      ----------   ----------    ----------   ----------   ----------
   Total mortgage-backed securities held
    to maturity ...................................   $   11,981         6.02%   $  263,860   $  264,812         4.22%
Mortgage-backed securities available for sale:
  Pass through certificates .......................   $   58,414         7.06%   $   74,460   $   77,014         6.62%
  CMOs ............................................       29,589         5.61       180,650      183,727         4.49
                                                      ----------   ----------    ----------   ----------   ----------

   Total mortgage-backed securities available
   for sale .......................................   $   88,003         6.57%   $  255,110   $  260,741         5.11%
                                                      ----------   ----------    ----------   ----------   ----------

Total investment securities and mortgage-backed
  securities ......................................   $  368,343         5.63%   $  822,663   $  834,614         4.93%
                                                      ==========   ==========    ==========   ==========   ==========

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

         The following table sets forth the savings activities of the Company for the periods indicated.

                                                           YEARS ENDED JUNE 30,
                                                ------------------------------------------
                                                    2002           2001           2000
                                                ------------   ------------   ------------
                                                              (IN THOUSANDS)

Balance at beginning of period ..............   $  3,264,940   $  2,886,509   $  2,463,711
Net savings activity ........................         88,883        131,763         18,222
Net checking activity .......................         49,913          2,019         43,240
Deposits acquired ...........................         84,960        137,941        270,810
                                                ------------   ------------   ------------
   Net increase before interest credited ....        223,756        271,723        332,272
Interest credited ...........................        104,426        106,708         90,526
                                                ------------   ------------   ------------
   Net increase in deposits .................        328,182        378,431        422,798
                                                ------------   ------------   ------------
     Balance at end of period ...............   $  3,593,122   $  3,264,940   $  2,886,509
                                                ============   ============   ============

         The following table sets forth the dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                                                    AT JUNE 30,
                                   -------------------------------------------------------------------------------
                                                   2002                                     2001
                                   -------------------------------------    -------------------------------------
                                     BALANCE    PERCENT(1)      RATE(2)       BALANCE     PERCENT(1)     RATE(2)
                                   ----------   ----------    ----------    ----------   ----------    ----------
                                                              (DOLLARS IN THOUSANDS)

Savings accounts ...............   $  698,336        19.44%         2.62%   $  455,031        13.94%         3.17%
Checking accounts ..............      605,582        16.85          0.86       522,580        16.00          0.96
Money market accounts ..........      407,974        11.35          2.71       208,220         6.38          3.69
Certificates of deposit:
   Maturing within 1 year ......    1,046,783        29.14          3.80     1,691,033        51.79          6.02
   Maturing 1 to 3 years .......      542,222        15.09          4.39       313,697         9.61          5.79
   Maturing more than 3 years ..      292,225         8.13          5.02        74,379         2.28          6.02
                                   ----------   ----------    ----------    ----------   ----------    ----------
   Total certificates ..........    1,881,230        52.36          4.16     2,079,109        63.68          5.99
                                   ----------   ----------    ----------    ----------   ----------    ----------
Total deposits .................   $3,593,122       100.00%         3.14%   $3,264,940       100.00%         4.65%
                                   ==========   ==========    ==========    ==========   ==========    ==========


                                               AT JUNE 30,
                                   -------------------------------------
                                                  2000
                                   -------------------------------------
                                    BALANCE     PERCENT(1)     RATE (2)
                                   ----------   ----------    ----------
                                         (DOLLARS IN THOUSANDS)

Savings accounts ...............   $  432,908        15.00%         3.22%
Checking accounts ..............      470,183        16.29          0.93
Money market accounts ..........      183,257         6.35          3.63
Certificates of deposit:
   Maturing within 1 year ......    1,042,401        36.11          5.24
   Maturing 1 to 3 years .......      660,620        22.89          6.23
   Maturing more than 3 years ..       97,140         3.36          5.93
                                   ----------   ----------    ----------
   Total certificates ..........    1,800,161        62.36          5.64
                                   ----------   ----------    ----------
Total deposits .................   $2,886,509       100.00%         4.38%
                                   ==========   ==========    ==========

----------

(1)  Represents percentage of total deposits.

(2)  Represents weighted average nominal rate at fiscal year end.

         TIME DEPOSIT RATES. The following table sets forth the time deposits in the Company classified by rates as of the dates indicated:

                                         AT JUNE 30,
                         -----------------------------------------
                             2002           2001         2000
                         ------------   -----------  -------------
         RATE                         (IN THOUSANDS)
         ----

Less than 2.00%........  $     24,433   $        --  $          --
2.00 - 2.99%...........       431,963           301             --
3.00 - 3.99%...........       410,835        79,616          4,485
4.00 - 4.99%...........       579,715       330,509        322,494
5.00 - 5.99%...........       233,925       428,362        911,908
6.00 - 6.99%...........       171,642     1,124,205        546,796
7.00 - 7.99%...........        28,653       116,052         14,417
8.00% or greater.......            64            64             61
                         ------------   -----------  -------------
    Total..............  $  1,881,230   $ 2,079,109  $   1,800,161
                         ============   ===========  =============

         TIME DEPOSIT MATURITIES. The following table sets forth the amount and maturities of time deposits at June 30, 2002.

                                                   AMOUNT DUE
                           --------------------------------------------------------------
                           LESS THAN      1-2           2-3        AFTER 3
                            ONE YEAR      YEARS        YEARS        YEARS         TOTAL
                           ---------    ---------    ---------     --------     ---------
             RATE                                 (IN THOUSANDS)
             ----

Less than 2.00%..........  $   24,426   $       7    $      --     $     --    $   24,433
2.00 - 2.99%.............     403,763      28,067           17          116       431,963
3.00 - 3.99%.............     233,491     114,849       61,597          898       410,835
4.00 - 4.99%.............     173,198     149,013       75,575      181,929       579,715
5.00 - 5.99%.............      52,338      41,138       35,848      104,601       233,925
6.00 - 6.99%.............     146,086       9,230       12,462        3,864       171,642
7.00 - 7.99%.............      13,481       2,004       12,351          817        28,653
8.00% or greater.........          --          64           --           --            64
                           ----------   ---------    ---------     --------    ----------
Total....................  $1,046,783   $ 344,372    $ 197,850     $292,225    $1,881,230
                           ==========   =========    =========     ========    ==========

         LARGE CERTIFICATES OF DEPOSIT MATURITIES. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2002.


                                                                 CERTIFICATES
MATURITY PERIOD                                                   OF DEPOSIT
                                                                (IN THOUSANDS)

 Three months or less........................................    $    59,864
 Three through six months....................................         46,989
 Six through twelve months...................................         52,134
 Over twelve months..........................................        130,443
                                                                 -----------
   Total.....................................................    $   289,430
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

                                                            DURING THE YEAR ENDED JUNE 30,
                                                       --------------------------------------
                                                          2002           2001         2000
                                                       ----------    ----------    ----------
                                                            (DOLLARS IN THOUSANDS)
FHLB-Pittsburgh borrowings:
     Average balance outstanding                       $  237,907    $  247,291    $  264,130
     Maximum outstanding at end of any month during       243,547       304,583       411,370
     period
     Balance outstanding at end of period                 235,500       245,552       201,602
     Weighted average interest rate during period            5.47%         5.84%         5.53%
     Weighted average interest rate at end of period         5.35%         5.36%         5.90%

Reverse repurchase agreements:
     Average balance outstanding                       $   12,798    $   24,059    $   27,627
     Maximum outstanding at end of any month during        19,568        28,997        35,215
     period
     Balance outstanding at end of period                  17,166        24,165        31,463
     Weighted average interest rate during period            2.82%         6.14%         5.50%
     Weighted average interest rate at end of period         1.98%         4.47%         6.38%

Other borrowings:
     Average balance outstanding                       $    6,571    $    7,208    $    8,100
     Maximum outstanding at end of any month during         6,647        10,315        10,054
     period
     Balance outstanding at end of period                   6,594         6,495         6,876
     Weighted average interest rate during period            6.63%         7.03%         6.55%
     Weighted average interest rate at end of period         6.63%         6.65%         6.55%

Total borrowings:
     Average balance outstanding                       $  257,276    $  278,558    $  299,857
     Maximum outstanding at end of any month during       269,603       339,531       447,281
     period
     Balance outstanding at end of period                 259,260       276,212       239,941
     Weighted average interest rate during period            5.37%         5.90%         5.55%
     Weighted average interest rate at end of period         5.16%         5.31%         5.98%


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

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

         o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

         o Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

         o Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

         o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

         o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

DIVIDENDS

         The Company's ability to pay dividends depends, to a large extent, upon the Bank's ability to pay dividends to the Company. The Banking Code of the Commonwealth of Pennsylvania states, in part, that dividends may be declared and paid by the Bank only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to capital. The Bank has not declared or paid any dividends which caused the Bank's retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due to the FDIC. At June 30, 2002, the Bank's retained earnings exceeded required capital by $151.0 million and the Bank was not in default of any assessment due the FDIC.

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

       PENNSYLVANIA                               Emporium, Cameron Co.
                                                     --  2 East Fourth Street
Austin, Potter Co.
   --  21 Turner Street                           Erie (11), Erie Co.
                                                     --  2256 West 8th Street
Bellefonte, Centre Co.                               --  K-Mart Plaza West
   --  117 North Allegheny Street                        2863 West 26th Street
                                                     --  K-Mart Plaza East
Bradford (4), McKean Co.                                 4423 Buffalo Road
   --  Bradford Mall - 1001 E. Main Street           --  Millcreek Mall
   --  33 Main Street                                --  3805 Peach Street
   --  85 West Washington Street                     --  5624 Peach Street
   --  950 E. Main Street                            --  401 State Street
                                                     --  121 West 26th Street
Bridgeville, Allegheny Co.                           --  K-Mart Plaza South
   --  431 Washington Avenue                             1328 East Grandview Blvd.
                                                     --  1945 Douglas Parkway
Butler, Butler Co.                                   --  800 State Street
   --  151 Pittsburgh Road
                                                  Franklin, Venango Co.
Canonsburg, Washington Co.                           --  1301 Liberty Street
   --  148 West Pike Street
                                                  Fredericktown, Washington Co.
Centre Hall, Centre Co.                              --  Front Street
   --  219 North Pennsylvania Avenue
                                                  Galeton, Potter Co.
Clarion (2), Clarion Co.                             --  30 West Street
   --  601 Main Street
   --  97 West Main Street                        Gibsonia, Allegheny Co.
                                                     --  The Village of St. Barnabus
Clearfield, Clearfield Co.                               5850 Meridian Road
   --  1200 Old Town Road
                                                  Greenville, Mercer Co.
Columbia, Lancaster Co.                              --  Walmart, 45 Williamson Road
   --  350 Locust Street
                                                  Grove City, Mercer Co.
Coudersport, Potter Co.                              --  200 S. Center Street
   --  302 N. East Street
                                                  Hanover, York Co.
Corry, Erie Co.                                      --  1 Center Square
   --  150 North Center Street
                                                  Harborcreek, Erie Co.
Cranberry, Venango Co.                               --  4270 East Lake Road
   --  Cranberry Mall
                                                  Hershey, Dauphin Co.
Ebensburg, Cambria Co.                               --  10 West Chocolate Avenue
--        176 Lovell Avenue
                                                  Johnsonburg (2), Elk Co.
Edinboro, Erie Co.                                   --  553 Market Street
   --  Walmart, 108 Washington Towne Blvd            --  Johnsonburg Plaza, Route 219

Elizabethtown, Lancaster Co.
   --  2296 South Market Street

Johnstown(2), Cambria Co.                          Mount Joy, Lancaster Co.
   --  225 Franklin Street                            --  24 East Main Street
   --  475 Theatre Drive
                                                   Myerstown, Lebanon Co.
Kane, McKean Co.                                      --  1 West Main Avenue
   --  56 Fraley Street
                                                   New Bethlehem, Clarion Co.
Kittanning (2), Armstrong Co.                         --  301 Broad Street
   --  Franklin Village Mall
   --  165 Butler Road                             New Holland, Lancaster Co.
                                                      --  201 West Main Street
Lake City, Erie Co.
   --  2102 Rice Avenue                            North East, Erie Co.
                                                      --  35 East Main Street
Lancaster(3), Lancaster County
   --  24 West Orange Street                       Oil City (3), Venango Co.
   --  922 Columbia Avenue                            --  One East First Street
   --  1195 Manheim Pike                              --  301 Seneca Street
                                                      --  259 Seneca Street
Lawrenceville, Tioga Co.
   --  53 Main Street                              Palmyra, Lebanon Co.
                                                      --  1048 East Main Street
Lebanon (2), Lebanon Co.
   --  770 Cumberland Street                       Pleasantville, Venango Co.
   --  547 South 10th Street                          --  102 East State Street

Lewistown, Mifflin County                          Pottsville, Schuylkill Co.
   --  51 West Market Street                          --  104 North Centre Street

Lititz, Lancaster Co.                              Ridgway, Elk Co.
   --  744 South Broad Street                         --  Main & Mill Streets

Lock Haven, Clinton Co.                            Rimersburg, Clarion Co.
   --  104 East Main Street                           --  629 Main Street

Loyalsock, Lycoming Co.                            Sarver, Butler Co.
   --  815 Westminster Drive                          --  737 South Pike Road

Mansfield, Tioga Co.                               Schaefferstown, Lebanon Co.
   --  50 South Main Street                           --  Dutch-Way Shopping Mall
                                                          Route 501 North
Marianna, Washington Co.
   --  1784 Main Street                            Sheffield, Warren Co.
                                                      --  101 South Main Street
Marienville, Forest Co.
   --  Walnut & West Spruce Street                 Shinglehouse, Potter Co.
                                                      --  105 West Academy Street
McDonald, Washington Co.
   --  101 East Lincoln Avenue                     Sligo, Clarion Co.
                                                      --  1613 Bald Eagle Street
Meadville (3), Crawford Co.
   --  932 Diamond Park                            Smethport, McKean Co.
   --  1073 Park Avenue                               --  428 Main Street
   --  880 Park Avenue
                                                   Smithfield, Huntingdon Co.
                                                      --  Fairgrounds Road & Pennsylvania Avenue

Springboro, Crawford Co.                           Wellsboro (2), Tioga Co.
   --  105 South Main Street                          --  61 Main Street
                                                      --  16 Main Street
St. Marys (2), Elk Co.
   --  39 South St. Marys Street                   Westfield, Tioga Co.
   --  St. Mary's Plaza                               --  100 East Main Street
       824 Million Dollar Highway
                                                   Westmont, Cambria Co.
State College (3), Centre Co.                         --  Lyter and Entrance Drive
   --  201 West Beaver Avenue
   --  611 University Drive                        Wrightsville, York Co.
   --  1524 West College Avenue                       --  120 North 4th Street

Sykesville, Jefferson Co.                          York (3), York Co.
   --  Main and Park Street                           --  Queensgate Shopping Center
                                                          2220 South Queens Street
Tidioute, Warren Co.                                  --  Stonybrook Plaza
   --  5 Buckingham Street                                3649 East Market Street
                                                      --  1700 Roosevelt Avenue
Tionesta, Forest Co.
   --  221 Elm Street                                                       NEW YORK

Titusville, Crawford Co.                           Jamestown (2) Chautauqua Co. NY
   --  Spring & Franklin Street                       --  23 West Third Street
                                                      --  768 Foote Avenue
Union City (2), Erie Co.
   --  22 North Main Street                        Lakewood, Chautauqua Co. NY
   --  4 Perry Street                                 --  311 East Fairmount Avenue

Valencia, Butler Co.                               Mayville, Chautauqua Co. NY
   --  1421 Pittsburgh Road                           --  29 S. Erie Street

Volant, Lawrence Co.                               Olean, Cattaraugus Co. NY
   --  Main Street                                    --  2513 West State Street

Wampum, Lawrence Co.                               Williamsville, Erie Co. NY
   --  342 Main Street                                --  Eastern Hills Mall
                                                          4545 Transit Road
Warren (3), Warren Co.
   --  Warren Mall                                                            OHIO
       1666 Market Street Ext.
   --  125 Ludlow Street                           Chardon, Geauga Co. OH
   --  Liberty Street at Second Avenue                --  325 Center Street

Washington (2), Washington Co.                     Geneva, Ashtabula Co. OH
--        Walmart, 30 Trinity Point Drive             --  30 East Main Street
--        Shop-n-Save, 125 West Beau Street
                                                   Madison, Lake Co. OH
Wattsburg, Erie Co.                                   --  1903 Hubbard Road
   --  14457 Main Street
                                                   Painesville, Lake Co. OH
Weedville, Elk Co.                                    --  70 Richmond Street
   --  Bennetts Valley, Rt. 555

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

                                                                                   AT JUNE 30,
                                                    ------------------------------------------------------------------------
                                                        2002            2001          2000            1999          1998
                                                    ------------   ------------   ------------   ------------   ------------
SELECTED CONSOLIDATED FINANCIAL CONDITION DATA:                              (IN THOUSANDS)

Total assets ....................................   $  4,305,535   $  3,852,831   $  3,407,292   $  3,078,832   $  2,562,584
Investment securities held-to-maturity ..........        132,643        129,991         97,590        118,307         83,021
Investment securities available-for-sale ........        174,982         96,645        107,972        121,923        121,192
Mortgage-backed securities held-to-maturity .....        263,860        209,340        140,166        135,557        110,241
Mortgage-backed securities available-for-sale ...        260,741        294,934        280,011        212,700        195,523
Loans receivable net:
   Real estate ..................................      2,309,752      2,200,115      1,990,622      1,835,870      1,449,428
   Consumer .....................................        608,370        568,661        504,966        410,165        348,096
   Commercial ...................................         94,484         87,805         49,042         39,203        109,765
     Total loans receivable, net ................      3,012,606      2,856,581      2,544,630      2,285,238      1,907,289
Deposits ........................................      3,593,122      3,264,940      2,886,509      2,463,711      2,022,503
Advances from FHLB and other borrowed funds .....        259,260        276,212        239,941        348,915        289,706
   Shareholders' equity .........................        316,640        275,713        247,888        233,657        217,879

                                                                                   YEARS ENDED JUNE 30,
                                                              ----------   ----------   ----------   ----------   ----------
                                                                 2002         2001         2000         1999         1998
                                                              ----------   ----------   ----------   ----------   ----------
SELECTED CONSOLIDATED OPERATING DATA:                                                 (IN THOUSANDS)

Total interest income .....................................   $  274,500   $  269,430   $  239,724   $  206,593   $  175,762
Total interest expense ....................................      147,255      157,322      132,099      114,911       95,203
                                                              ----------   ----------   ----------   ----------   ----------
   Net interest income ....................................      127,245      112,108      107,625       91,682       80,559
Provision for loan losses .................................        6,360        5,347        4,149        3,629        4,072
                                                              ----------   ----------   ----------   ----------   ----------
   Net interest income after provision for loan losses ....      120,885      106,761      103,476       88,053       76,487
                                                              ----------   ----------   ----------   ----------   ----------
Noninterest income ........................................       18,173       15,054       11,271        6,010        7,947
Noninterest expense .......................................       84,524       82,339       73,634       63,110       50,318
                                                              ----------   ----------   ----------   ----------   ----------
Income before income tax expense and cumulative effect
   of accounting change ...................................       54,534       39,476       41,113       30,953       34,116
Income tax expense ........................................       16,600       12,699       13,910       10,914       12,995
Minority interest in net loss of subsidiary ...............           --           --           --            3          201
                                                              ----------   ----------   ----------   ----------   ----------
Income before cumulative effect of accounting change ......       37,934       26,777       27,203       20,042       21,322
Cumulative effect of accounting change ....................        2,237           --           --           --           --
                                                              ----------   ----------   ----------   ----------   ----------
     Net income ...........................................   $   40,171   $   26,777   $   27,203   $   20,042   $   21,322
                                                              ==========   ==========   ==========   ==========   ==========
Basic per share amounts:
   Income before cumulative effect of accounting change ...   $     0.80         0.57         0.58         0.42         0.46
   Cumulative effect of accounting change .................         0.05           --           --           --           --
                                                                                                     ----------   ----------
   Net income .............................................   $     0.85   $     0.57   $     0.58   $     0.42   $     0.46
                                                              ==========   ==========   ==========   ==========   ==========
Diluted per share amounts:
   Income before cumulative effect of accounting change ...   $     0.79   $     0.56   $     0.57   $     0.42   $     0.45
   Cumulative effect of accounting change .................         0.05           --           --           --           --
                                                              ----------   ----------   ----------   ----------   ----------
   Net income .............................................   $     0.84   $     0.56   $     0.57   $     0.42   $     0.45
                                                              ==========   ==========   ==========   ==========   ==========

                                                                             AT OR FOR THE YEAR ENDED JUNE 30,
                                                       ----------------------------------------------------------------------------
                                                           2002            2001            2000            1999            1998
                                                       ------------    ------------    ------------    ------------    ------------
KEY FINANCIAL RATIOS AND OTHER DATA:

Return on average assets (net income divided
   by average total assets) ........................           0.99%           0.75%           0.83%           0.71%           0.94%
Return on average equity (net income divided by
   average equity) .................................          13.61           10.25           11.39            8.86           10.29
Average capital to average assets ..................           7.24            7.27            7.29            8.01            9.14
Capital to total assets ............................           7.35            7.16            7.28            7.59            8.50
Net interest rate spread (average yield on
   interest-earning assets less average cost of
   interest-bearing liabilities) ...................           3.08            2.97            3.26            3.20            3.34
Net interest margin (net interest income as a
   percentage of average interest-earning assets) ..           3.38            3.35            3.54            3.49            3.72
Noninterest expense to average assets ..............           2.07            2.29            2.25            2.23            2.22
Net interest income to noninterest expense .........          1.51x           1.36x           1.46x           1.45x           1.60x
Nonperforming loans to net loans receivable ........           0.52            0.62            0.40            0.71            0.45
Nonperforming assets to total assets ...............           0.49            0.55            0.36            0.63            0.47
Allowance for loan losses to nonperforming loans ...         139.51          115.06          177.97          104.08          183.10
Allowance for loan losses to net loans receivable ..           0.73            0.71            0.72            0.73            0.83
Average interest-earning assets to average
   interest-bearing liabilities ....................          1.08x           1.08x           1.07x           1.07x           1.09x
Number of:
   Full-service offices ............................            126             118             106              94              71
   Consumer finance offices ........................             49              45              43              36              34

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

FINANCIAL CONDITION

         GENERAL. Total assets increased by $452.7 million, or 11.8%, to $4.306 billion at June 30, 2002 from $3.853 billion at June 30, 2001. This increase was funded primarily by a $328.2 million increase in deposits, the issuance of $99.0 million of trust preferred securities and net income of $40.2 million. Total assets increased by $445.5 million, or 13.1%, to $3.853 billion at June 30, 2001 from $3.407 billion at June 30, 2000. This increase was funded primarily by a $378.4 million increase in deposits, a $36.3 million increase in borrowed funds and net income of $26.8 million. The additional funds received in both fiscal years 2002 and 2001 were used to increase loans receivable and marketable securities.

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

         TRUST PREFERRED SECURITIES. During the quarter ended December 31, 2001, the Company issued $99.0 million of Trust Preferred Securities in two separate offerings through its newly formed and wholly owned Delaware statutory business trusts, Northwest Capital Trust I and Northwest Bancorp Statutory Trust I. The first involved the issuance of $69.0 million of 8.75% Cumulative Trust Preferred Securities through a public offering on November 30, 2001 (liquidation amount $25 per preferred security). This security trades on the Nasdaq Stock Market under the symbol NWSBP. The second offering of $30.0 million was sold in a private transaction to a pooled investment vehicle on December 18, 2001 with a floating rate of interest equal to the three-month LIBOR plus 3.60%, reset quarterly. The trust-preferred securities qualify as regulatory Tier 1 capital and the cash distributions are tax deductible. The Company will use the proceeds from these issues for general corporate purposes, including capital contributions to its banking subsidiaries to support their growth strategies.

         SHAREHOLDERS' EQUITY. Shareholders' equity increased by $40.9 million, or 14.8%, to $316.6 million at June 30, 2002 from $275.7 million at June 30, 2001. This increase was primarily due to net income of $40.2 million which was partially offset by the declaration of common stock dividends in the amount of $2.9 million. The remaining net increase was the result of the Company recording a net unrealized gain in the value of securities available for sale of $3.0 million due to the decrease in short-term market interest rates. Shareholders' equity increased by $27.8 million, or 11.2%, to $275.7 million at June 30, 2001 from $247.9 million at June 30, 2000. This increase was primarily due to net income of $26.8 million which was partially offset by the declaration of common stock dividends in the amount of $7.6 million. The remaining net increase was the result of the Company recording a net unrealized gain in the value of securities available for sale of $8.3 million due to the decrease in short-term market interest rates.

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

         For the fiscal year ended June 30, 2002 net income was $40.2 million, or $.84 per diluted share, and was significantly enhanced by the adoption of Statement of Financial Accounting Standards No. 141, "Business Combinations." This pronouncement required that the Company's remaining negative goodwill of approximately $2.2 million be taken into income as a one-time cumulative change in accounting principle. Excluding the effects of this one-time item, net income for the current fiscal year would have been $37.9 million, or $.79 per diluted share, an increase of $11.1 million, or 41.7%, from $26.8 million, or $.56 per diluted share, for the prior fiscal year ended June 30, 2001. This increase in net income resulted primarily from a $15.1 million, or 13.5%, increase in net interest income and a $3.1 million, or 20.7%, increase in noninterest income partially offset by an increase in noninterest expense of $2.2 million, or 2.7%, and an increase in the provision for loan losses of $1.0 million, or 18.9%. Net income for the fiscal year ended June 30, 2001 was $26.8 million, or $.56 per diluted share, a decrease of $426,000, or 1.6%, from $27.2 million, or $.57 per diluted share, for the prior fiscal year ended June 30, 2000. This decrease in net income resulted from an increase in noninterest expense of $8.7 million, or 11.8%, and an increase in the provision for loan losses of $1.2 million, or 28.9% partially offset by a $4.5 million, or 4.2%, increase in net interest income and a $3.8 million, or 33.6%, increase in noninterest income.

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

         Interest income on mortgage-backed securities decreased by $2.7 million, or 9.0%, to $26.5 million for the year ended June 30, 2002 from $29.2 million for the year ended June 30, 2001. This decrease occurred primarily because of a decrease in the average yield to 5.18% from 6.58% which was partially offset by an increase in the average balance of $69.0 million, or 15.6%, to $512.0 million from $443.0 million. The average yield on mortgage-backed securities, approximately 86% of which are variable rate, decreased in response to the significant reduction in short-term market interest rates during calendar 2001. The average balance increased primarily as a result of investing the funds from the aforementioned deposit growth. Interest income on mortgage-backed securities increased by $2.0 million, or 7.4%, to $29.2 million for the year ended June 30, 2001 from $27.2 million for the year ended June 30, 2000. This increase was primarily due to an increase in the average balance of mortgage-backed securities of $28.5 million, or 6.9%, to $443.0 million from $414.5 million, combined with an increase in the average yield to 6.58% from 6.57%.

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

         INTEREST EXPENSE. Total interest expense decreased by $10.0 million, or 6.4%, to $147.3 million for the fiscal year ended June 30, 2002 from $157.3 million for the year ended June 30, 2001. This decrease was primarily due to a decrease in the average cost of interest-bearing liabilities to 4.12% from 4.97% which was partially offset by an increase in the average balance of interest-bearing liabilities by $411.0 million, or 13.0%, to $3.575 billion from $3.164 billion. The decrease in the cost of funds resulted from the Company's deposit accounts and borrowing relationships repricing at much lower rates in response to the significant decreases in short-term market interest rates during calendar 2001. Partially offsetting the decrease in short-term interest rates was the effect of the newly issued Trust Preferred Securities which had a weighted average cost of 7.81%. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $375.5 million, or 13.0%, in the average balance of deposits, attributed primarily to the growth of existing offices along with new office openings and acquisitions. In addition, the Company issued $99.0 million of Trust Preferred Securities in two separate offerings during the second fiscal quarter which increased average interest-bearing liabilities outstanding by $56.7 million. Partially offsetting these increases in average balances was a decrease in average borrowed funds of $21.3 million, or 7.6%, to $257.3 million from $278.6 million as the Company replaced retail repurchase agreements and FHLB borrowings with deposits. Total interest expense increased by $25.2 million, or 19.1%, to $157.3 million for the year ended June 30, 2001 from $132.1 million for the year ended June 30, 2000. This increase resulted primarily from an increase in the average balance of interest-bearing liabilities by $254.9 million, or 8.8%, to $3.164 billion for the year ended June 30, 2001 from $2.909 billion for the year ended June 30, 2000. In addition, the average cost of interest-bearing liabilities increased to 4.97% from 4.54%. The increase in average interest-bearing liabilities resulted from an increase of $276.2 million, or 10.6%, in the average balance of deposits, attributed primarily to the acquisition and opening of new offices along with the internal growth of existing offices. Partially offsetting this increase in deposits was a decrease in average borrowed funds of $21.3 million, or 7.1%, to $278.6 million for the year ended June 30, 2001 from $299.9 million for the year ended June 30, 2000. The Company utilized a portion of its deposit growth to repay borrowed funds. The overall increase in the average cost of funds resulted primarily from increases in the interest rates on term deposits over the last two years in response to significant increases in short-term market interest rates during that time period. These deposits had not yet repriced in response to recent decreases in short-term market interest rates. In addition, the average cost of borrowings increased to 5.90% from 5.55% as these fixed-rate fixed-term borrowings were not affected by the decreases experienced in short-term market interest rates over the last six months of the Company's fiscal year ended June 30, 2001.

         NET INTEREST INCOME. Net interest income increased by $15.9 million, or 13.8%, on a taxable equivalent basis, to $130.6 million for the fiscal year ended June 30, 2002 compared to $114.7 million for the fiscal year ended June 30, 2001. As previously summarized, this increase in net interest income was attributable to the significant increase in net interest earning assets over the past twelve months coupled with a favorable increase in the Company's net interest margin. The Company was also able to improve its net interest rate spread as the cost of funds on short-term interest bearing liabilities decreased by more than the yield on interest earning assets in response to lower market interest rates. Net interest income increased by $4.8 million, or 4.4%, on a taxable equivalent basis, to $114.7 million for the year ended June 30, 2001 from $109.9 million for the year ended June 30, 2000. This increase in net interest income was attributable to the significant increase in net interest earning assets as the Company's interest rate spread decreased to 2.97% from 3.26% in response to higher short-term market interest rates and an inverted yield curve during the fiscal year ended June 30, 2001.

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

         NONINTEREST INCOME. Noninterest income increased by $3.1 million, or 20.7%, to $18.2 million for the fiscal year ended June 30, 2002 from $15.1 million for the fiscal year ended June 30, 2001. This increase in noninterest income was primarily related to the increase in service charges and fees associated with the Company's growth both internally and through acquisitions. In addition, trust income increased by $1.4 million, or 301.9%, to $1.9 million for the current fiscal year from $465,000 the prior year as a result of the acquisition of Heritage Trust Company in April 2001. Other operating income increased by $678,000, or 56.6%, to $1.9 million for the year ended June 30, 2002 from $1.2 million for the year ended June 30, 2001. This increase is primarily attributable to an increase in brokerage fee income of approximately $230,000 and an increase of approximately $144,000 in the cash surrender value of bank-owned life insurance. Partially offsetting these increases was a decrease in insurance commission income of $390,000, or 20.4%, to $1.5 million for the current fiscal year from $1.9 million the prior year. This decrease in insurance commissions occurred primarily at Northwest Consumer Discount Company as a result of a decrease in both loan originations and outstandings, which is typical in the current low interest rate environment. In addition, the Company incurred a $400,000 loss due to the write-down of two trust-preferred securities of other financial institutions that it maintains in its "held-to-maturity" investment portfolio. This write-down to market value of these "non-rated" securities occurred primarily because of deteriorating financial performance of the issuers. Noninterest income increased by $3.8 million, or 33.6%, to $15.1 million for the year ended June 30, 2001 from $11.3 million for the year ended June 30, 2000. Of this increase, approximately $1.8 million was attributable to increases in fee income relating to the Company's growth in loans and deposits as well as an increase in overdraft charges. In addition, debit card transaction income and surcharges for foreign ATM use contributed an increase of approximately $672,000 while the investment management and trust and brokerage lines of business added additional income of approximately $560,000 primarily related to the additional fees generated by Heritage Trust Company which was acquired in April 2001. Also occurring in the current fiscal year was the sale of approximately $61.0 million of long-term fixed-rate mortgage loans from the wholesale lending business for a net gain of $478,000. These higher fixed coupon loans were sold in response to the decrease in market interest rates which typically results in an acceleration of prepayments.

         NONINTEREST EXPENSE. Noninterest expense increased by $2.2 million, or 2.7%, to $84.5 million for the fiscal year ended June 30, 2002 from $82.3 million for the fiscal year ended June 30, 2001. All major expense categories, except the amortization expense of intangible assets, experienced an increase in the current year. Compensation and employee benefit expense increased by $4.6 million, or 10.6%, to $48.2 million; premises and occupancy costs increased by $1.3 million, or 12.3%, to $11.9 million; processing expenses, which includes data processing, check processing and ATM processing, increased by $666,000, or 10.3%, to $7.1 million; and other operating expenses increased by $1.5 million, or 16.9%, to $10.2 million. These increases were primarily a result of the significant growth of the Company including the growth of its retail network of offices, the expansion of its investment management, trust and brokerage services as well as the addition of new products and services. The amortization of goodwill was eliminated because the Company adopted the provisions of SFAS 142 "Goodwill and Other Intangible Assets", on July 1, 2001. Adoption of this pronouncement eliminated approximately $8.5 million of goodwill amortization in the current year. Noninterest expense increased by $8.7 million, or 11.8%, to $82.3 million for the year ended June 30, 2001 from $73.6 million for the year ended June 30, 2000. This increase resulted primarily from a $5.6 million, or 14.7%, increase in compensation and employee benefit expense to $43.6 million for the year ended June 30, 2001 from $38.0 million for the year ended June 30, 2000. This increase in compensation and employee benefit expense resulted from the growth of the Company's network of community banking and consumer finance offices, along with the expansion of its investment management, trust and brokerage lines of business. Occupancy costs as well as data processing and check processing expenses also increased by $1.5 million, or 16.5%, $331,000, or 12.4%, and $187,000, or 5.7%, respectively, as a result of the aforementioned increases in the Company's network of offices. In addition, the expense for the amortization of intangibles increased by $1.6 million, or 27.6%, to $7.4 million for the year ended June 30, 2001 from $5.8 million for the year ended June 30, 2000. This was primarily a result of the additional intangible recorded for the acquisition of nine retail offices in November of 2000. Partially offsetting these increases in expense was a decrease in the deposit insurance expense of $313,000, or 35.0%, as a result of the last of a series of scheduled decreases in the FICO debt assessment rate. This rate was reduced on January 1, 2000 to $.21 from $.58 for every $1,000 in deposits.

         INCOME TAXES. Income tax expense increased by $3.9 million, or 30.7%, to $16.6 million for the year ended June 30, 2002 from $12.7 million for the year ended June 30, 2001. This increase was primarily due to an increase in net income before tax which was partially offset by a decrease in the effective tax rate to 30.4% for the year ended June 30, 2002 from 32.2% for the year ended June 30, 2001. This decrease in effective tax rate was primarily due to an increase in the Company's portfolio of tax-exempt assets as well as the incorporation of a Delaware investment company which decreased state income tax expense. Income tax expense decreased by $1.2 million, or 8.6%, to $12.7 million for the year ended June 30, 2001 from $13.9 million for the year ended June 30, 2000. This decrease was primarily due to a decrease in net income before tax as well as a decrease in the effective tax rate to 32.2% for the year ended June 30, 2001 from 33.8% for the year ended June 30, 2000. The decrease in the effective tax rate was due to an increase in the Company's portfolio of tax-exempt assets.

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

                                                                      YEARS ENDED JUNE 30
                                                             2002                                  2001
                                             -----------------------------------  -------------------------------------
                                                                        AVERAGE                                AVERAGE
                                              AVERAGE                    YIELD/     AVERAGE                     YIELD/
                                              BALANCE       INTEREST      COST      BALANCE       INTEREST      COST
                                             ----------    ----------   --------  ------------   ----------    -------

                                                                      (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Loans receivable (1)(2) ................   $2,935,629    $  228,333      7.78%  $  2,715,012   $  222,740      8.20%
  Mortgage-backed securities (3) .........      511,965        26,531      5.18        442,985       29,161      6.58
  Investment securities(3)(4)(5) .........      270,647        18,307      6.76        228,503       17,733      7.76
  FHLB stock .............................       22,773         1,151      5.05         21,521        1,506      7.00
  Interest-earning deposits ..............      117,795         3,492      2.96         16,361          877      5.36
                                             ----------    ----------             ------------   ----------
  Total interest-earning assets ..........    3,858,809       277,814      7.20      3,424,382      272,017      7.94
Noninterest-earning assets(6) ............      218,104                                169,737
                                             ----------                           ------------
   Total assets ..........................   $4,076,913                           $  3,594,119
                                             ==========                           ============

Interest-bearing liabilities:
  Savings accounts .......................   $  564,448        15,473      2.74     $  425,583       13,501      3.17
  NOW accounts ...........................      393,616         4,747      1.21        351,883        4,612      1.31
  Money market demand accounts ...........      314,455         9,019      2.87        187,823        6,929      3.69
  Certificate accounts ...................    1,988,489        99,765      5.02      1,920,171      115,839      6.03
  Borrowed funds(7) ......................      257,276        13,821      5.37        278,558       16,441      5.90
  Guaranteed preferred beneficial
   interests in the Company's junior
   subordinated debentures ...............       56,736         4,430      7.81             --           --        --
                                             ----------    ----------               ----------   ----------   -------
  Total interest-bearing liabilities .....    3,575,020       147,255      4.12      3,164,018      157,322      4.97
Noninterest-bearing liabilities ..........      206,629                                168,925
  Total liabilities ......................    3,781,649                              3,332,943
Shareholders' equity .....................      295,264                                261,176
                                             ----------                             ----------
  Total liabilities and equity.              $4,076,913                             $3,594,119
                                             ==========                             ==========
Net interest income ......................                 $  130,559                            $  114,695
                                                           ==========                            ==========
Net interest rate spread(8) ..............                                 3.08%                                 2.97%
                                                                         ======                               =======
Net interest-earning assets ..............   $  283,789                             $  260,364
                                             ==========                             ==========
Net interest margin(9) ...................                                 3.38%                                 3.35%
                                                                         ======                               =======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities ............................         1.08x                                  1.08x
                                             ==========                             ==========


                                                    YEARS ENDED JUNE 30
                                                            2000
                                             ---------------------------------
                                                                       AVERAGE
                                              AVERAGE                   YIELD/
                                              BALANCE     INTEREST      COST
                                             ----------   ----------   -------
                                                    (DOLLARS IN THOUSANDS)



Interest-earning assets:
  Loans receivable (1)(2) ................   $2,436,260   $  196,596      8.07%
  Mortgage-backed securities (3) .........      414,548       27,236      6.57
  Investment securities(3)(4)(5) .........      219,073       15,861      7.24
  FHLB stock .............................       20,578        1,420      6.90
  Interest-earning deposits ..............       13,450          880      6.54
                                             ----------   ----------
  Total interest-earning assets ..........    3,103,909      241,993      7.80
Noninterest-earning assets(6) ............      171,675
                                             ----------
   Total assets ..........................   $3,275,584
                                             ==========

Interest-bearing liabilities:
  Savings accounts .......................   $  418,871       13,650      3.26
  NOW accounts ...........................      335,775        4,559      1.36
  Money market demand accounts ...........      185,261        6,855      3.70
  Certificate accounts ...................    1,669,375       90,386      5.41
  Borrowed funds(7) ......................      299,857       16,649      5.55
  Guaranteed preferred beneficial
   interests in the Company's junior
   subordinated debentures ...............           --           --        --
                                             ----------   ----------   -------
  Total interest-bearing liabilities .....    2,909,139      132,099      4.54
Noninterest-bearing liabilities ..........      127,596
  Total liabilities ......................    3,036,735
Shareholders' equity .....................      238,849
                                             ----------
  Total liabilities and equity.              $3,275,584
                                             ==========
Net interest income ......................                $  109,894
                                                          ==========
Net interest rate spread(8) ..............                                3.26%
                                                                       =======
Net interest-earning assets ..............   $  194,770
                                             ==========
Net interest margin(9) ...................                                3.54%
                                                                       =======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities ............................         1.07x
                                             ==========

----------

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

                                                                     YEARS ENDED JUNE 30,
                                       ------------------------------------------------------------------------------------------
                                                    2002 VS. 2001                                 2001 VS. 2000
                                       -----------------------------------------------   ----------------------------------------
                                              INCREASE/(DECREASE)                            INCREASE/(DECREASE)
                                                   DUE TO                                          DUE TO
                                       -------------------------------        TOTAL      ----------------------------      TOTAL
                                                               RATE/         INCREASE                          RATE/      INCREASE
                                          RATE     VOLUME     VOLUME        (DECREASE)     RATE    VOLUME     VOLUME     (DECREASE)
                                       ---------   -------   ---------      ----------   -------  ---------   -------    ----------
Interest-earning assets:                                                (IN THOUSANDS)
 Loans receivable ..................   $ (11,566)  $18,099   $    (940)     $    5,593   $ 3,275  $  22,494    $  375     $  26,144
 Mortgage-backed securities ........      (6,205)    4,541        (966)         (2,630)       53      1,868         4         1,925
 Investment securities .............      (2,277)    3,271        (420)            574     1,140        683        49         1,872
 FHLB stock ........................        (418)       88         (25)           (355)       20         65         1            86
 Interest-earning deposits .........        (392)    5,437      (2,430)          2,615      (159)       190       (34)           (3)
                                       ---------   -------   ---------      ----------   -------  ---------   -------    ----------
   Total interest-earning assets ...     (20,858)   31,436      (4,781)          5,797     4,329     25,300       395        30,024

Interest-bearing liabilities:
 Savings accounts ..................      (1,835)    4,405        (598)          1,972      (362)       219        (6)         (149)
 NOW accounts ......................        (367)      547         (44)            136      (159)       219        (8)           52
 Money market demand accounts ......      (1,542)    4,672      (1,040)          2,090       (21)        95        --            74
 Certificate accounts ..............     (19,502)    4,121        (694)        (16,075)   10,324     13,579      1,551       25,454
 Borrowed funds ....................      (1,477)   (1,256)        113          (2,620)    1,050     (1,183)      (75)         (208)
 Guaranteed preferred beneficial
   interests in the Company's junior
   subordinated debentures .........          --        --       4,430           4,430        --         --        --            --
                                       ---------   -------   ---------      ----------   -------  ---------   -------    ----------
 Total interest-bearing liabilities      (24,723)   12,489       2,167         (10,067)   10,832     12,929     1,462        25,223

   Net change in net interest income    $  3,865   $18,947    $ (6,948)     $   15,864   $(6,503)  $ 12,371   $(1,067)   $    4,801
                                       =========   =======   =========      ==========   =======   ========   =======    ==========



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

                                                                                   JUNE 30, 2002
                                                       -----------------------------------------------------------------------
                                                                                    MINIMUM CAPITAL          WELL CAPITALIZED
                                                              ACTUAL                  REQUIREMENTS              REQUIREMENTS
                                                       ----------------------    ---------------------    --------------------
                                                         AMOUNT        RATIO      AMOUNT       RATIO       AMOUNT       RATIO
                                                       ---------     --------    ---------    --------    ---------    -------
Total capital (to risk weighted assets):
   Northwest Savings Bank ..........................   $ 273,707        12.38%   $ 176,932        8.00%   $ 221,165      10.00%
   Jamestown Savings Bank ..........................      14,727        11.04       10,673        8.00       13,341      10.00

Tier I capital (to risk weighted assets):
   Northwest Savings Bank ..........................   $ 251,079        11.35%   $  88,466        4.00%   $ 132,699       6.00%
   Jamestown Savings Bank ..........................      13,765        10.32        5,336        4.00        8,004       6.00

Tier I capital (leverage) (to average assets):
   Northwest Savings Bank ..........................   $ 251,079         6.40%   $ 117,617        3.00%*  $ 196,029       5.00%
   Jamestown Savings Bank ..........................      13,765         5.87        7,035        3.00*      11,725       5.00


                                                                                   JUNE 30, 2001
                                                   -------------------------------------------------------------------------------
                                                                                 MINIMUM CAPITAL              WELL CAPITALIZED
                                                          ACTUAL                  REQUIREMENTS                  REQUIREMENTS
                                                   -----------------------    -------------------------    -----------------------
                                                     AMOUNT        RATIO        AMOUNT           RATIO       AMOUNT        RATIO
                                                   ----------     --------    ----------        -------    ----------     --------
                                                                             (DOLLARS IN THOUSANDS)
Total capital (to risk weighted assets):
   Northwest Savings Bank ......................   $  214,670        10.39%   $  165,364           8.00%   $  206,705        10.00%
   Jamestown Savings Bank ......................        8,232        10.72         6,142           8.00         7,678        10.00

Tier I capital (to risk weighted assets):
   Northwest Savings Bank ......................   $  193,570         9.36%   $   82,682           4.00%   $  124,023         6.00%
   Jamestown Savings Bank ......................        7,596         9.89         3,071           4.00         4,607         6.00

Tier I capital (leverage)(to average assets):
   Northwest Savings Bank ......................   $  193,570         5.33%   $  108,916           3.00%*  $  181,526         5.00%
   Jamestown Savings Bank ......................        7,596         5.96         3,821           3.00 *       6,368         5.00

----------

X The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of June 30, 2002, the Company had not been advised of any additional requirements in this regard.

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

         The Company also experiences significant cash flows from its portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature. During recent years, the Company has utilized cash to increase its portfolio of marketable securities. Cash flow from the repayment of principal and the maturity of marketable securities for the fiscal years ended June 30, 2002, 2001 and 2000 were $193.1 million, $78.0 million and $44.4 million, respectively. During the fiscal years ended June 30, 2002, 2001 and 2000, the company utilized cash to purchase marketable securities in the amount of $338.4 million, $183.9 million and $122.4 million, respectively.

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

         Also on July 1, 2001, and concurrently with SFAS 141, the company adopted SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement, among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. Immediately upon adoption, and as required by SFAS 141 and SFAS 142, existing negative goodwill as $2.2 million was recorded in income as a cumulative effect of a change in accounting principle and the Company stopped amortizing the remaining goodwill of $65.5 million. In addition, the Company performed its initial impairment analysis of goodwill and other intangible assets noting that the estimated fair value exceeded the carrying amount.

         SFAS 142 did not change the accounting prescribed in FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" (paragraphs 4-7). The FASB affirmed in an Action Alert "that paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, applies to all acquisitions of financial institutions (or branches thereof) whether 'troubled' or not, in which the fair value of liabilities assumed exceeds the fair value of tangible and intangible assets acquired." At the time this report was originally filed (September 30, 2002), the Company noted that the FASB had decided to undertake a limited-scope project to reconsider part of the guidance, specifically paragraphs 5 and 6, of Statement No. 72. The result of that limited-scope project was the issuance of SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"). See further discussion of SFAS 147 on following page.

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

         On October 3, 2001, the FASB released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement replaces Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-

Reporting the Effects of Disposal of a Segment of a Business." The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Early application is encouraged. The Company will be using this statement to recognize and measure the impairment, if any, of its intangible assets that are subject to amortization and does not anticipate a material change from the methods currently used under SFAS No. 121.

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

         On October 1, 2002, the FASB issued SFAS 147. The standard clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The effect of the new standard is to remove a branch acquisition that meets the definition of a business from the scope of SFAS 72 and includes it within the scope of SFAS 141. Upon adoption, intangible assets arising from branch acquisitions that meet the definition of a business combination shall be reclassified to goodwill as of the later of the date of acquisition or the date SFAS 142 was applied in its entirety. The reclassified goodwill shall be accounted for and reported prospectively as goodwill under SFAS 142. In addition, because the Company adopted SFAS 142 prior to October 1, 2002, all previously issued interim and annual financial statements that reflect amortization of the reclassified goodwill shall be restated to remove that amortization expense. As a result of adopting SFAS 147, the Company reclassified approximately $60.0 million of unidentifiable intangible assets to goodwill as of June 30, 2002 (such amount was $54.0 million as of July 1, 2001). The effect adopting SFAS 147 also increased net income for the year ended June 30, 2002 by $4.3 million.

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

                                                                              AMOUNTS MATURING OR REPRICING
                                                 ----------------------------------------------------------------------------------
                                                   WITHIN        1-3        3-5       5-10        10-20      OVER 20
                                                   1 YEAR       YEARS      YEARS      YEARS       YEARS       YEARS        TOTAL
                                                 ----------   --------   ---------   --------    --------   ---------    ----------
                                                                               (DOLLARS IN THOUSANDS)
Rate-sensitive assets:
  Interest-earning deposits ...................  $  153,067   $     --   $      --   $     --    $     --   $      --    $  153,067
  Mortgage-backed securities:
   Fixed ......................................      22,123     33,921      20,664     31,354       3,578          --       111,640
   Variable ...................................     412,961         --          --         --          --          --       412,961
  Investment securities .......................      42,410     32,602      14,401     17,963     200,249          --       307,625
  Real estate loans:
   Adjustable-rate ............................      28,547     13,919          --         --          --          --        42,466
   Fixed-rate .................................     340,809    476,551     389,443    634,969     135,699          --     1,977,471
  Home equity lines of credit .................      65,671      1,607       1,175      1,071          --          --        69,524
  Education loans .............................      84,817         --          --         --          --          --        84,817
  Other consumer loans ........................     266,968    195,904          12         --          --          --       462,884
  Commercial loans ............................     210,987    109,607      70,140      9,690          --          --       400,424
                                                 ----------   --------   ---------   --------    --------    --------    ----------
    Total rate-sensitive assets ...............  $1,628,360   $864,111   $ 495,835   $695,047    $339,526    $     --    $4,022,879
                                                 ==========   ========   =========   ========    ========    ========    ==========

Rate-sensitive liabilities:
  Fixed maturity deposits .....................  $1,046,783   $542,222   $ 283,249   $  8,801    $    175   $       --   $1,881,230
  Money market deposit accounts ...............     299,207     48,412      60,355         --          --           --      407,974
  Savings accounts ............................     300,317     80,000          --         --     318,019           --      698,336
  Checking accounts ...........................     135,000         --          --         --      36,781      433,801      605,582
  FHLB advances ...............................      34,200     25,150          --    175,000       1,150           --      235,500
  Other borrowings ............................      19,013      2,109       2,638         --          --           --       23,760
  Trust Preferred Securities ..................      30,000         --          --         --          --       69,000       99,000
                                                 ----------   --------   ---------   --------    --------    --------    ----------
    Total rate-sensitive liabilities ..........  $1,864,520   $697,893   $ 346,242   $183,801    $356,125   $  502,801   $3,951,382
                                                 ==========   ========   =========   ========    ========    ========    ==========

Interest sensitivity gap per period ...........  $ (236,160)  $166,218   $ 149,593   $511,246    $(16,599)  $(502,801)   $   71,497
                                                 ==========   ========   =========   ========    ========    ========    ==========

Cumulative interest sensitivity gap ...........  $ (236,160)   (69,942)     79,651   $590,897    $574,298   $  71,497    $   71,497
                                                 ==========   ========   =========   ========    ========    ========    ==========

Cumulative interest sensitivity gap as a
  percentage of total assets...................       (5.49)%    (1.62)%      1.85%     13.72%      13.34%       1.66%         1.66%
Cumulative interest-earning assets as a
  percent of cumulative  interest-bearing
  liabilities..................................       87.33%     97.27%     102.74%    119.11%     116.65%     101.81%       101.81%

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

         The Company has established the following guidelines for assuming interest rate risk:

         o Net income simulation. Given a parallel shift of 2% in interest rates, the estimated net income may not decrease by more than 20% within a one-year period.

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

                                                                                    MOVEMENTS IN INTEREST RATES FROM
                                                                                       JUNE 30, 2002 RATES
                                                                           ------------------------------------------------
                                                                                    INCREASE                DECREASE
                                                                           ---------------------     ----------------------
                                                                              1%           2%           1%          2%
                                                                           --------     --------     --------    ----------
Simulated impact over the next 12 months compared with June 30, 2002:
Percentage increase/(decrease) in net income ...........................       (2.9)%       (6.4)%        4.1%       (4.1)%
Increase/(decrease) in return on average equity ........................       (0.1)%       (0.6)%        0.7%       (0.3)%
Increase/(decrease) in diluted earnings per share ......................    $  (0.03)    $  (0.06)    $   0.04    $  (0.04)
Percentage increase/(decrease) in market value of equity ...............       (7.4)%      (22.7)%        6.2%        7.3%


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

9                       Voting trust agreement                        None
10.1                    Restated Deferred Compensation Plan for       *
                        Directors
10.2                    Retirement Plan for Outside Directors         *
10.3                    Northwest Savings Bank Nonqualified           *
                        Supplemental Retirement Plan
10.4                    Employee Stock Ownership Plan                 *
10.5                    Employee Severance Compensation Plan          *
10.6                    Employment Agreement for William J. Wagner    **
10.7                    Form of Senior Vice President Employment      **
                        Agreement
11                      Statement re: computation of per share        None
                        earnings
12                      Statement re: computation or ratios           Not required
16                      Letter re: change in certifying accountant    None

18                      Letter re: change in accounting principles    None

21                      Subsidiaries of Registrant                    **
22                      Published report regarding matters            None
                        submitted to vote of security holders
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

** This document has been filed with the Securities and Exchange Commission on September 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTHWEST BANCORP, INC.


Date:    April 11, 2003                 By: /s/ William W. Harvey, Jr.
                                           ------------------------------------
                                           William W. Harvey, Jr., Senior Vice
                                            President, Finance (Principal
                                            Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ John O. Hanna                   By: /s/ William J. Wagner
  ---------------------------------        ------------------------------------
  John O. Hanna, Chairman                  William J. Wagner, President,
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)

Date:    April 11, 2003                    Date:    April 11, 2003


By: /s/ John M. Bauer                   By: /s/ Richard L. Carr
   --------------------------------        ------------------------------------
   John M. Bauer, Director                 Richard L. Carr, Director

Date:    April 11, 2003                    Date:    April 11, 2003


By: /s/ Richard E. McDowell             By: /s/ Thomas K. Creal, III
   --------------------------------        ------------------------------------
   Richard E. McDowell, Director           Thomas K. Creal, III, Director

   Date:    April 11, 2003                 Date:    April 11, 2003


By: /s/ Joseph T. Stadler               By: /s/ Joseph F. Long
   --------------------------------        ------------------------------------
   Joseph T. Stadler, Director             Joseph F. Long, Director

   Date:    April 11, 2003                 Date:    April 11, 2003


By: /s/ A. Paul King                    By: /s/ Robert G. Ferrier
   --------------------------------        ------------------------------------
   A. Paul King, Director                  Robert G. Ferrier, Director

   Date:    April 11, 2003                 Date:    April 11, 2003

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William J. Wagner, President and Chief Executive Officer of Northwest Bancorp, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K/A of Northwest
         Bancorp, Inc.;

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



April 11, 2003                          /s/ William J. Wagner
----------------------                  ------------------------------------
Date                                    William J. Wagner
                                        President and Chief Executive Officer

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William W. Harvey, Senior Vice President, Finance and Chief Financial Officer of Northwest Bancorp, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K/A of Northwest
         Bancorp, Inc.;

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



April 11, 2003                         /s/ William W. Harvey, Jr.
------------------------               ----------------------------------------
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

As discussed in note 1 to the consolidated financial statements, effective July 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets resulting from business combinations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.



/s/ KPMG, LLP

Pittsburgh, Pennsylvania
April 8, 2003

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                             June 30, 2002 and 2001

                  (Amounts in thousands, excluding share data)



                                                                           2002             2001
                                                                       ------------     ------------
                                                ASSETS
Cash and cash equivalents                                              $     64,687           50,958
Interest-earning deposits in other financial institutions                   153,067           45,008
Marketable securities available-for-sale (amortized cost of
     $426,160 and $386,689)                                                 435,723          391,579
Marketable securities held-to-maturity (market value of
     $398,891 and $333,372)                                                 396,503          339,331
Loans receivable, net of allowance for estimated
     losses of $22,042 and $20,290                                        3,012,606        2,856,581
Accrued interest receivable                                                  19,738           18,795
Real estate owned, net                                                        5,157            3,697
Federal Home Loan Bank stock, at cost                                        23,702           22,499
Premises and equipment, net                                                  55,374           46,767
Goodwill                                                                     71,236           63,302
Other assets                                                                 67,742           14,314
                                                                       ------------     ------------
                 Total assets                                          $  4,305,535        3,852,831
                                                                       ============     ============
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits                                                          $  3,593,122        3,264,940
     Borrowed funds                                                         259,260          276,212
     Advances by borrowers for taxes and insurance                           21,065           21,832
     Accrued interest payable                                                 5,169            3,720
     Other liabilities                                                       11,279           10,414
     Guaranteed preferred beneficial interests in Company's junior
        subordinated deferrable interest debentures                          99,000               --
                                                                       ------------     ------------
                 Total liabilities                                        3,988,895        3,577,118
Shareholders' equity
     Common stock, $0.10 par value. Authorized 100,000,000
        shares; issued and outstanding 47,549,659 and 47,426,755
        shares at June 30, 2002 and 2001, respectively                        4,755            4,743
     Paid-in capital                                                         71,838           71,283
     Retained earnings, substantially restricted                            233,831          196,566
     Accumulated other comprehensive income, net                              6,216            3,178
     Unearned recognition and retention plan shares                              --              (57)
                                                                       ------------     ------------
                 Total shareholders' equity                                 316,640          275,713
                                                                       ------------     ------------
                 Total liabilities and shareholders' equity            $  4,305,535        3,852,831
                                                                       ============     ============



See accompanying notes to consolidated financial statements.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                    Years ended June 30, 2002, 2001, and 2000

                  (Amounts in thousands, excluding share data)

                                                             2002              2001             2000
                                                         ------------      ------------     ------------
Interest income:
     Loans receivable                                    $    228,333           222,740          196,596
     Mortgage-backed securities                                26,531            29,161           27,236
     Taxable investment securities                              9,710            11,630           10,608
     Tax-free investment securities                             6,434             5,022            4,404
     Interest-earning deposits                                  3,492               877              880
                                                         ------------      ------------     ------------
                 Total interest income                        274,500           269,430          239,724
Interest expense:
     Deposits                                                 129,004           140,881          115,450
     Borrowed funds                                            18,251            16,441           16,649
                                                         ------------      ------------     ------------
                 Total interest expense                       147,255           157,322          132,099
                                                         ------------      ------------     ------------
                 Net interest income                          127,245           112,108          107,625
Provision for loan losses                                       6,360             5,347            4,149
                                                         ------------      ------------     ------------
                 Net interest income after provision
                    for loan losses                           120,885           106,761          103,476
Noninterest income:
     Service charges and fees                                  11,910            10,030            7,020
     Trust income                                               1,869               465              155
     Insurance commission income                                1,523             1,913            2,135
     Gain on sale of marketable securities, net                    73               368              397
     Gain (loss) on sale of loans                                 730               478              (74)
     Gain on sale of real estate owned                            592               602              621
     Writedown of investment securities                          (400)               --               --
     Other operating income                                     1,876             1,198            1,017
                                                         ------------      ------------     ------------
                 Total noninterest income                      18,173            15,054           11,271




                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                    Years ended June 30, 2002, 2001, and 2000

                  (Amounts in thousands, excluding share data)

                                                             2002              2001             2000
                                                         ------------      ------------     ------------
Noninterest expense:
     Compensation and employee benefits                  $     48,176            43,569           38,028
     Premises and occupancy costs                              11,869            10,570            9,138
     Office operations                                          7,148             5,639            4,983
     Processing expenses                                        7,108             6,442            5,924
     Amortization of intangibles                                   --             7,371            5,831
     Other expenses                                            10,223             8,748            9,730
                                                         ------------      ------------     ------------
                 Total noninterest expense                     84,524            82,339           73,634
                                                         ------------      ------------     ------------
                 Income before income taxes and
                    cumulative effect of accounting
                    change                                     54,534            39,476           41,113
Provision for income taxes:
     Federal                                                   14,507            10,488           11,263
     State                                                      2,093             2,211            2,647
                                                         ------------      ------------     ------------
                 Total provision for income taxes              16,600            12,699           13,910
                                                         ------------      ------------     ------------
                 Income before cumulative effect of
                    accounting change                          37,934            26,777           27,203
Cumulative effect of accounting change                          2,237                --               --
                                                         ------------      ------------     ------------
                 Net income                              $     40,171            26,777           27,203
                                                         ============      ============     ============
Basic per share amounts:
     Income before cumulative effect of accounting
        change                                           $       0.80              0.57             0.58
     Cumulative effect of accounting change                      0.05                --               --
                                                         ------------      ------------     ------------
                 Net income                              $       0.85              0.57             0.58
                                                         ============      ============     ============
Diluted per share amounts:
     Income before cumulative effect of accounting
        change                                           $       0.79              0.56             0.57
     Cumulative effect of accounting change                      0.05                --               --
                                                         ------------      ------------     ------------
                 Net income                              $       0.84              0.56             0.57
                                                         ============      ============     ============


See accompanying notes to consolidated financial statements.





                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                    Years ended June 30, 2002, 2001, and 2000

                  (Amounts in thousands, excluding share data)




                                                                                   COMMON           PAID-IN          RETAINED
                                                                                   STOCK            CAPITAL          EARNINGS
                                                                                --------------   --------------   --------------
Balance at June 30, 1999                                                        $        4,736           70,374          157,745
Comprehensive income:
     Net income                                                                             --               --           27,203
     Change in unrealized gain on securities, net of tax and reclassification
        adjustment                                                                          --               --               --
                                                                                --------------   --------------   --------------
                 Total comprehensive income                                                 --               --           27,203
Exercise of stock options                                                                   --               20               --
Tax benefit for excess of fair value above cost of stock option and
     retention plans                                                                        --              162               --
ESOP shares released                                                                        --              393               --
RRP shares released                                                                         --               --               --
Dividends declared                                                                          --               --           (7,577)
                                                                                --------------   --------------   --------------
Balance at June 30, 2000                                                                 4,736           70,949          177,371
Comprehensive income:
     Net income                                                                             --               --           26,777
     Change in unrealized loss on securities, net of tax and reclassification
        adjustment                                                                          --               --               --
                                                                                --------------   --------------   --------------
                 Total comprehensive income                                                 --               --           26,777
Exercise of stock options                                                                    7              301               --
Tax benefit for excess of fair value above cost of stock option plans                       --               33               --
RRP shares released                                                                         --               --               --
Dividends declared                                                                          --               --           (7,582)
                                                                                --------------   --------------   --------------
Balance at June 30, 2001                                                                 4,743           71,283          196,566


                                                                                  ACCUMULATED         UNEARNED         UNEARNED
                                                                                     OTHER            EMPLOYEE        RECOGNITION
                                                                                 COMPREHENSIVE         STOCK              AND
                                                                                     INCOME          OWNERSHIP         RETENTION
                                                                                  (LOSS), NET       PLAN SHARES       PLAN SHARES
                                                                                 --------------    --------------    --------------
Balance at June 30, 1999                                                                  1,978              (561)             (615)
Comprehensive income:
     Net income                                                                              --                --                --
     Change in unrealized gain on securities, net of tax and reclassification
        adjustment                                                                       (7,082)               --                --
                                                                                 --------------    --------------    --------------
                 Total comprehensive income                                              (7,082)               --                --
Exercise of stock options                                                                    --                --                --
Tax benefit for excess of fair value above cost of stock option and
     retention plans                                                                         --                --                --
ESOP shares released                                                                         --               561                --
RRP shares released                                                                          --                --               551
Dividends declared                                                                           --                --                --
                                                                                 --------------    --------------    --------------
Balance at June 30, 2000                                                                 (5,104)               --               (64)
Comprehensive income:
     Net income                                                                              --                --                --
     Change in unrealized loss on securities, net of tax and reclassification
        adjustment                                                                        8,282                --                --
                                                                                 --------------    --------------    --------------
                 Total comprehensive income                                               8,282                --                --
Exercise of stock options                                                                    --                --                --
Tax benefit for excess of fair value above cost of stock option plans                        --                --                --
RRP shares released                                                                          --                --                 7
Dividends declared                                                                           --                --                --
                                                                                 --------------    --------------    --------------
Balance at June 30, 2001                                                                  3,178                --               (57)




                                                                                      TOTAL
                                                                                  SHAREHOLDERS'
                                                                                     EQUITY
                                                                                  --------------
Balance at June 30, 1999                                                                 233,657
Comprehensive income:
     Net income                                                                           27,203
     Change in unrealized gain on securities, net of tax and reclassification
        adjustment                                                                        (7,082)
                                                                                  --------------
                 Total comprehensive income                                               20,121
Exercise of stock options                                                                     20
Tax benefit for excess of fair value above cost of stock option and
     retention plans                                                                         162
ESOP shares released                                                                         954
RRP shares released                                                                          551
Dividends declared                                                                        (7,577)
                                                                                  --------------
Balance at June 30, 2000                                                                 247,888
Comprehensive income:
     Net income                                                                           26,777
     Change in unrealized loss on securities, net of tax and reclassification
        adjustment                                                                         8,282
                                                                                  --------------
                 Total comprehensive income                                               35,059
Exercise of stock options                                                                    308
Tax benefit for excess of fair value above cost of stock option plans                         33
RRP shares released                                                                            7
Dividends declared                                                                        (7,582)
                                                                                  --------------
Balance at June 30, 2001                                                                 275,713





                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                    Years ended June 30, 2002, 2001, and 2000

                  (Amounts in thousands, excluding share data)



                                                                                                                ACCUMULATED
                                                                                                                   OTHER
                                                                                                               COMPREHENSIVE
                                                              COMMON           PAID-IN          RETAINED           INCOME
                                                              STOCK            CAPITAL          EARNINGS        (LOSS), NET
                                                           --------------   --------------   --------------    --------------
Comprehensive income:
     Net income                                            $           --               --           40,171                --
     Change in unrealized gain on securities, net of
       tax and reclassification adjustment                             --               --               --             3,038
                                                           --------------   --------------   --------------    --------------
                 Total comprehensive income                            --               --           40,171             3,038
Exercise of stock options                                              12              420               --                --
Tax benefit for excess of fair value above cost
       of stock option plans                                           --              135               --                --
RRP shares released                                                    --               --               --                --
Dividends declared                                                     --               --           (2,906)               --
                                                           --------------   --------------   --------------    --------------
Balance at June 30, 2002                                   $        4,755           71,838          233,831             6,216
                                                           ==============   ==============   ==============    ==============


                                                              UNEARNED         UNEARNED
                                                              EMPLOYEE        RECOGNITION
                                                               STOCK              AND              TOTAL
                                                             OWNERSHIP         RETENTION       SHAREHOLDERS'
                                                            PLAN SHARES       PLAN SHARES         EQUITY
                                                           --------------    --------------    --------------
Comprehensive income:
     Net income                                                        --                --            40,171
     Change in unrealized gain on securities, net of
       tax and reclassification adjustment                             --                --             3,038
                                                           --------------    --------------    --------------
                 Total comprehensive income                            --                --            43,209
Exercise of stock options                                              --                --               432
Tax benefit for excess of fair value above cost
       of stock option plans                                           --                --               135
RRP shares released                                                    --                57                57
Dividends declared                                                     --                --            (2,906)
                                                           --------------    --------------    --------------
Balance at June 30, 2002                                               --                --           316,640
                                                           ==============    ==============    ==============


See accompanying notes to consolidated financial statements.




                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 2002, 2001, and 2000

                  (Amounts in thousands, excluding share data)



                                                                   2002              2001              2000
                                                               ------------      ------------      ------------
Operating activities:
     Net income                                                $     40,171            26,777            27,203
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Provision for loan losses                                  6,360             5,347             4,149
           Net gain on sales of assets                               (1,395)           (1,448)             (944)
           Proceeds from sale of marketable
              securities, trading                                        --                --             8,822
           Amortization of goodwill and other
              intangible assets                                          --             7,371             5,831
           Net depreciation, amortization and
              accretion                                               5,892             5,449             4,002
           Decrease (increase) in other assets                       (2,457)           (6,080)            1,080
           Increase (decrease) in other liabilities                   1,998             3,011            (3,682)
           Net accretion of discounts on marketable
              securities                                             (2,491)           (1,839)             (541)
           Noncash compensation expense related
              to stock benefit plans                                     57                 7             1,145
           Noncash writedown of investment securities                   400                --                --
           Noncash cumulative change in accounting
              principle                                              (2,237)               --                --
           Other                                                         --                26                --
                                                               ------------      ------------      ------------
                 Net cash provided by operating
                    activities                                       46,298            38,621            47,065
                                                               ------------      ------------      ------------
Investing activities:
     Purchase of marketable securities held-to-maturity            (129,047)         (126,420)           (9,252)
     Purchase of marketable securities available-for-sale          (209,396)          (57,488)         (113,176)
     Proceeds from maturities and principal reductions
        of marketable securities held-to-maturity                    72,144            25,662            25,514
     Proceeds from maturities and principal reductions
        of marketable securities available-for-sale                 120,960            52,291            18,884
     Proceeds from sales of marketable securities
        available-for-sale                                           50,720            15,477            21,616
     Purchase of bank-owned life insurance                          (50,000)               --                --
     Loan originations                                             (974,413)         (776,001)         (629,104)
     Proceeds from loan maturities and principal
        reductions                                                  697,427           450,120           408,837
     Proceeds from loan sales                                       132,464            61,365             1,137
     Purchase of Federal Home Loan Bank stock                        (1,203)           (1,230)           (3,112)
     Proceeds from sale of real estate owned                          3,514             2,429             3,473
     Sale of real estate owned for investment                            32                97               534
     Purchase of premises and equipment                             (13,184)           (8,166)           (8,282)
     Acquisitions, net of cash received                              53,443            59,681           203,319
                                                               ------------      ------------      ------------
                 Net cash used by investing activities             (246,539)         (302,183)          (79,612)
                                                               ------------      ------------      ------------







                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 2002, 2001, and 2000

                  (Amounts in thousands, excluding share data)



                                                                   2002              2001              2000
                                                               ------------      ------------      ------------
Financing activities:
     Increase in deposits, net                                 $    243,222           240,490           151,988
     Proceeds from long-term borrowings                               1,041           116,963            37,112
     Repayments of long-term borrowings                             (17,294)          (31,217)          (33,607)
     Net decrease in short-term borrowings                             (699)          (49,475)         (112,479)
     Increase (decrease) in advances by borrowers
        for taxes and insurance                                        (767)             (725)            3,603
     Proceeds from issuance of guaranteed preferred
        beneficial interests in Company's junior
        subordinated debentures                                      99,000                --                --
     Cash dividends paid                                             (2,906)           (7,582)           (7,577)
     Proceeds from options exercised                                    432               308                20
                                                               ------------      ------------      ------------
                 Net cash provided by financing activities          322,029           268,762            39,060
                                                               ------------      ------------      ------------
                 Net increase in cash and
                    cash equivalents                                121,788             5,200             6,513
                                                               ------------      ------------      ------------
Cash and cash equivalents at beginning of period                     95,966            90,766            84,253
Net increase in cash and cash equivalents                           121,788             5,200             6,513
                                                               ------------      ------------      ------------
Cash and cash equivalents at end of period                     $    217,754            95,966            90,766
                                                               ============      ============      ============
Cash paid during the year for:
     Interest on deposits and borrowings (including
        interest credited to deposit accounts of
        $104,426, $106,708, and $90,526, respectively)         $    145,806           155,954           133,445
     Income taxes                                                    14,689            15,808            13,926
Noncash activities:
     Business acquisitions:
        Fair value of assets acquired                          $     32,566            79,253            68,643
        Net cash received                                            53,443            59,681           203,319
                                                               ------------      ------------      ------------
                 Liabilities assumed                           $     86,009           138,934           271,962
                                                               ============      ============      ============
     Loan foreclosures and repossessions                       $      4,382             3,380             1,625
     Sale of real estate owned financed by the Company         $        838               315               536


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

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)



(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    NATURE OF OPERATIONS

              The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC is a federal mutual holding company and owns approximately 74% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the Company). The current fiscal year ended June 30, 2002 was the first fiscal year in which Northwest Bancorp, MHC applied for, and received, approval from the Office of Thrift Supervision (OTS), its primary regulator, to waive its right to receive cash dividends from the Company. Dividends paid to Northwest Bancorp, MHC during June 30, 2002, 2001, and 2000 were $-0-, $5,640,000, and $5,533,000.

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

              Also on July 1, 2001, and concurrently with SFAS 141, the Company adopted SFAS 142 "Goodwill and Other Intangible Assets" (SFAS
              142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement, among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. Immediately upon adoption, and as required by SFAS 141 and SFAS 142, existing negative goodwill of $2.2 million was recorded in income as a cumulative effect of a change in accounting principle and the Company stopped amortizing the remaining goodwill of $65.5 million. There was no tax effect associated with the recognition of





                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)



              negative goodwill of $2.2 million as such amount arose in a tax-free reorganization. In addition, the Company performed its initial impairment analysis of goodwill and other intangible assets noting that the estimated fair value exceeded the carrying amount.

              On October 1, 2002, the FASB issued SFAS 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). The standard clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The effect of the new standard is to remove a branch acquisition that meets the definition of a business from the scope of SFAS 72 and includes it within the scope of SFAS 141. Upon adoption, intangible assets arising from branch acquisitions that meet the definition of a business combination shall be reclassified to goodwill at the later of the date of acquisition or the date SFAS 142 was applied in its entirety. The reclassified goodwill shall be accounted for and reported prospectively as goodwill under SFAS 142, in addition, because the Company adopted SFAS 142 prior to October 1, 2002, all previously issued interim and annual financial statements that reflect amortization of the reclassified goodwill shall be restated to remove that amortization expense. As a result of adopting SFAS 147, the Company reclassified approximately $60.0 million of unidentifiable intangible assets to goodwill as of June 30, 2002 (such amount was $54.0 million as of July 1, 2001). The effect of adopting SFAS 147 also increased net income for the year ended June 30, 2002 by $4.3 million.

              Prior to adopting SFAS 141, SFAS 142 and SFAS 147, the Company amortized goodwill and other intangible assets using the straight-line method over the estimated benefit period of ten years.

       (j)    CORE DEPOSIT INTANGIBLES

              Upon acquiring another financial institution, or branches thereof, the Company engages an independent third party of experts to analyze and prepare a core deposit study. This study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. Based upon this analysis, the amount of the premium related to the core deposits of the business purchased is calculated along with the estimated life of the acquired deposits. The core deposit intangible, which is recorded in other assets, is then amortized to expense on a level yield basis over an approximate life of 7 to 10 years.

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

(4)    MARKETABLE SECURITIES

       Marketable securities at June 30, 2002, are as follows:

                                                            GROSS           GROSS
                                                          UNREALIZED      UNREALIZED
                                           AMORTIZED       HOLDING          HOLDING          MARKET
                                             COST           GAINS           LOSSES           VALUE
                                         ------------    ------------    ------------     ------------
Held-to-maturity:
     U.S. government and agencies:
        Due in five years - ten years    $     10,013             676              --           10,689
        Due after ten years                     8,027           1,440              --            9,467
     Municipal securities:
        Due in one year - five years              100               6              --              106
        Due after ten years                    65,174           1,166            (687)          65,653
     Corporate debt issues:
        Due in one year - five years            1,019              31              --            1,050
        Due after ten years                    48,310             275          (1,471)          47,114
     Mortgage-backed securities:
        Fixed rate pass-through                 3,663              64             (14)           3,713
        Variable rate pass-through             52,278             186             (38)          52,426
        Fixed rate CMO                          8,318             176              --            8,494
        Variable rate CMO                     199,601           1,668          (1,090)         200,179
                                         ------------    ------------    ------------     ------------
                 Total mortgage-
                    backed securities         263,860           2,094          (1,142)         264,812
                                         ------------    ------------    ------------     ------------
                 Total securities
                    held-to-maturity     $    396,503           5,688          (3,300)         398,891
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

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)




                                                              GROSS           GROSS
                                                            UNREALIZED      UNREALIZED
                                             AMORTIZED       HOLDING          HOLDING          MARKET
                                               COST           GAINS           LOSSES           VALUE
                                           ------------    ------------    ------------     ------------
Available-for-sale:
     U.S. government and agencies:
        Due in one year or less            $      5,501              38              --            5,539
        Due in one year - five years             10,974              92              --           11,066
        Due in five years - ten years             7,129             218              --            7,347
     Equity securities and mutual funds          68,228           3,500             (42)          71,686
     Municipal securities:
        Due in one year or less                     100               3              --              103
        Due in five years - ten years               498               5              --              503
        Due after ten years                      77,144             678            (417)          77,405
     Corporate debt issues:
        Due after ten years                       1,476              --            (143)           1,333
     Mortgage-backed securities:
        Fixed rate pass-through                  61,502           2,472              --           63,974
        Variable rate pass-through               12,958              89              (7)          13,040
        Fixed rate CMO                           35,315             395             (25)          35,685
        Variable rate CMO                       145,335           2,882            (175)         148,042
                                           ------------    ------------    ------------     ------------
                 Total mortgage-
                    backed securities           255,110           5,838            (207)         260,741
                                           ------------    ------------    ------------     ------------
                 Total securities
                    available-for-sale     $    426,160          10,372            (809)         435,723
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

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


       Marketable securities at June 30, 2001, are as follows:








                                                               GROSS           GROSS
                                                            UNREALIZED       UNREALIZED
                                            AMORTIZED         HOLDING          HOLDING           MARKET
                                              COST             GAINS           LOSSES            VALUE
                                          ------------     ------------     ------------      ------------
Held-to-maturity:
     U.S. government and agencies:
        Due in five years - ten years     $     13,744              690               --            14,434
        Due after ten years                     20,774              620               (9)           21,385
     Municipal securities:
        Due in five years - ten years              100                5               --               105
        Due after ten years                     50,541              811           (1,069)           50,283
     Corporate debt issues:
        Due in five years - ten years            1,027               --              (47)              980
        Due after ten years                     43,805               82           (2,652)           41,235
     Mortgage-backed securities:
        Fixed rate pass-through                  3,379               38              (30)            3,387
        Variable rate pass-through               4,743              115              (24)            4,834
        Fixed rate CMO                           2,284               89               --             2,373
        Variable rate CMO                      198,934              772           (5,350)          194,356
                                          ------------     ------------     ------------      ------------
                 Total mortgage-
                    backed securities          209,340            1,014           (5,404)          204,950
                                          ------------     ------------     ------------      ------------
                 Total securities
                    held-to-maturity      $    339,331            3,222           (9,181)          333,372
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

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)



                                                             GROSS           GROSS
                                                          UNREALIZED       UNREALIZED
                                           AMORTIZED        HOLDING          HOLDING          MARKET
                                             COST            GAINS           LOSSES           VALUE
                                          ------------    ------------    ------------     ------------
Available-for-sale:
     U.S. government and agencies:
        Due in one year or less           $     13,976             229              --           14,205
        Due in one year - five years             5,516             140              --            5,656
        Due in five years - ten years            1,494               7              --            1,501
        Due after ten years                      6,234             197              --            6,431
     Equity securities                           7,123           3,236              --           10,359
     Municipal securities:
        Due in one year or less                    450               3              --              453
        Due in one year - five years               445               9              --              454
        Due in five years - ten years              497               7              --              504
        Due after ten years                     56,146             354            (323)          56,177
     Corporate debt issues:
        Due after ten years                        986              --             (81)             905
     Mortgage-backed securities:
        Fixed rate pass-through                 72,522           1,620            (104)          74,038
        Variable rate pass-through              15,148             109              (5)          15,252
        Fixed rate CMO                               3              --              --                3
        Variable rate CMO                      206,149           1,912          (2,420)         205,641
                                          ------------    ------------    ------------     ------------
                 Total mortgage-
                    backed securities          293,822           3,641          (2,529)         294,934
                                          ------------    ------------    ------------     ------------
                 Total securities
                    available-for-sale    $    386,689           7,823          (2,933)         391,579
                                          ============    ============    ============     ============


       Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

       The following table presents information regarding the issuers and the carrying value of the Company's mortgage-backed securities:


                                                                JUNE 30
                                                     ----------------------------
                                                         2002            2001
                                                     ------------    ------------
Mortgage-backed securities:
     FNMA                                            $    193,814         210,548
     GNMA                                                  76,412          91,535
     FHLMC                                                235,344         181,500
     Other (nonagency)                                     19,031          20,691
                                                     ------------    ------------
                 Total mortgage-backed securities    $    524,601         504,274
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

(5)    LOANS RECEIVABLE

       Loans receivable at June 30, 2002 and 2001, are summarized in the table below:




                                                      2002             2001
                                                  ------------     ------------
Real estate loans:
     One- to four-family                          $  2,056,105        2,005,020
     Multi-family and commercial                       304,456          249,049
                                                  ------------     ------------
                 Total real estate loans             2,360,561        2,254,069
Consumer loans:
     Automobile                                        117,240           94,475
     Home improvement                                  293,865          260,169
     Education                                          84,817           77,753
     Loans on savings accounts                           7,733            8,923
     Other                                             113,570          134,023
                                                  ------------     ------------
                 Total consumer loans                  617,225          575,343
Commercial loans                                        95,968           89,784
                                                  ------------     ------------
                 Total loans receivable, gross       3,073,754        2,919,196
Deferred loan fees                                      (2,938)          (2,517)
Allowance for loan losses                              (22,042)         (20,290)
Undisbursed loan proceeds (real estate loans)          (36,168)         (39,808)
                                                  ------------     ------------
                 Total loans receivable, net      $  3,012,606        2,856,581
                                                  ============     ============



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


                                         JUNE 30
                               ----------------------------
                                   2002            2001
                               ------------    ------------
Loan commitments               $     74,581          43,764
Undisbursed lines of credit         116,559         100,302
Standby letters of credit             6,058           4,742
                               ------------    ------------
                               $    197,198         148,808
                               ============    ============



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

       A loan is considered to be impaired, as defined by SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of the three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan a specific reserve is allocated for the impairment. Impaired loans at June 30, 2002, 2001, and 2000 were $15,327,000, $16,043,000, and $6,002,000, respectively. Average impaired loans during fiscal 2002, 2001 and 2000 were $16,152,000, $12,979,000 and $13,886,000, respectively.





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

(6)    ACCRUED INTEREST RECEIVABLE

       Accrued interest receivable as of June 30, 2002 and 2001, is presented in the following table:


                                        JUNE 30
                              ----------------------------
                                  2002            2001
                              ------------    ------------
Investment securities         $      3,764           3,318
Mortgage-backed securities           1,987           2,027
Loans receivable                    13,987          13,450
                              ------------    ------------
                              $     19,738          18,795
                              ============    ============


(7)    ALLOWANCE FOR LOAN LOSSES

       Changes in the allowance for losses on loans receivable for the years ended June 30, 2002, 2001, and 2000, are presented in the following table:



                                         2002             2001             2000
                                     ------------     ------------     ------------
Balance, beginning of fiscal year    $     20,290           18,260           16,773
     Provision                              6,360            5,347            4,149
     Charge-offs                           (5,313)          (3,862)          (3,276)
     Acquisitions                             237               --               25
     Recoveries                               468              545              589
                                     ------------     ------------     ------------
Balance, end of fiscal year          $     22,042           20,290           18,260
                                     ============     ============     ============


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




                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


(9)    PREMISES AND EQUIPMENT

       Premises and equipment at June 30, 2002 and 2001, are summarized by major classification in the following table:



                                                      2002            2001
                                                  ------------    ------------
Land and land improvements                        $      5,329           3,726
Office buildings and improvements                       47,574          40,228
Furniture, fixtures, and equipment                      35,704          31,350
Leasehold improvements                                   5,303           4,660
                                                  ------------    ------------
                 Total, at cost                         93,910          79,964
Less accumulated depreciation and amortization          38,536          33,197
                                                  ------------    ------------
                 Premises and equipment, net      $     55,374          46,767
                                                  ============    ============



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
                                                      ==============



       Rental expense for the years ended June 30, 2002, 2001, and 2000, was $2,535,000, $2,237,000, and $1,962,000, respectively.

(10)   DEPOSITS

       Deposit balances at June 30, 2002 and 2001, are shown in the table below:



                                             2002            2001
                                         ------------    ------------
Savings accounts                         $    698,336         455,031
Interest-bearing checking accounts            429,339         378,334
Noninterest-bearing checking accounts         176,243         144,246
Money market deposit accounts                 407,974         208,220
Certificates of deposit                     1,881,230       2,079,109
                                         ------------    ------------
                                         $  3,593,122       3,264,940
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

       The following table summarizes the contractual maturity of the certificate accounts:

                                    2002            2001
                                ------------    ------------
Due within 12 months            $  1,046,783       1,691,033
Due between 12 and 24 months         344,372         243,675
Due between 24 and 36 months         197,850          70,022
Due between 36 and 48 months         179,749          47,690
Due between 48 and 60 months         103,500          16,191
After 60 months                        8,976          10,498
                                ------------    ------------
                                $  1,881,230       2,079,109
                                ============    ============


       The following table summarizes the interest expense incurred on the respective deposits:

                                                  YEARS ENDED JUNE 30
                                      --------------------------------------------
                                          2002            2001            2000
                                      ------------    ------------    ------------
Savings accounts                      $     15,473          13,501          13,650
Interest-bearing checking accounts           4,747           4,612           4,559
Money market deposit accounts                9,019           6,929           6,855
Certificate accounts                        99,765         115,839          90,386
                                      ------------    ------------    ------------
                                      $    129,004         140,881         115,450
                                      ============    ============    ============






                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


(11)   BORROWED FUNDS

       Borrowed funds at June 30, 2002 and 2001, are presented in the following table:

                                                             2002                           2001
                                                 ----------------------------    ----------------------------
                                                                    AVERAGE                        AVERAGE
                                                    AMOUNT           RATE           AMOUNT           RATE
                                                 ------------    ------------    ------------    ------------
Term notes payable to the FHLB of Pittsburgh:
        Due within one year                      $     34,200    %       6.04    $      8,000    %       6.15
        Due between one and two years                     150            4.00          34,200            6.04
        Due between two and three years                25,000            6.05             150            4.00
        Due between three and four years                   --              --          25,000            6.05
        Due between four and five years                    --              --              --              --
        Due between five and ten years                175,000            5.13         175,000            5.13
        Due between ten and twenty years                1,150            2.75           1,202            2.75
                                                 ------------                    ------------
                                                      235,500            5.35         243,552            5.37
Revolving line of credit, Federal
     Home Loan Bank of Pittsburgh                          --              --           2,000            4.11
Other borrowings due between
     one and two years                                    180           10.00             180           10.00
Investor notes payable, due
     various dates through 2006                         6,414            6.53           6,315            6.55
Securities sold under agreement to
     Repurchase, due various dates
     through fiscal 2003                               17,166            1.98          24,165            4.47
                                                 ------------                    ------------
                 Total borrowed funds            $    259,260                    $    276,212
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





                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


(12)   INCOME TAXES

       Total income tax was allocated for the years ended June 30, 2002, 2001, and 2000, as follows:


                                                     2002             2001             2000
                                                ------------     ------------     ------------
Income before income taxes                      $     16,600           12,699           13,910
Shareholders' equity for unrealized gain/
     (loss) on securities available-for-sale           1,636            4,455           (3,951)
Shareholders' equity for tax benefit for
     excess of fair value above cost of
     stock option and recognition and
     retention plans                                    (135)             (33)            (162)
                                                ------------     ------------     ------------
                                                $     18,101           17,121            9,797
                                                ============     ============     ============


       Income tax expense (benefit) applicable to income before taxes consists of:



                        YEARS ENDED JUNE 30
            ---------------------------------------------
                2002            2001             2000
            ------------    ------------     ------------
Current     $     14,981          14,002           15,601
Deferred           1,619          (1,303)          (1,691)
            ------------    ------------     ------------
            $     16,600          12,699           13,910
            ============    ============     ============


       The significant components of deferred income tax expense (benefit) are as follows:


                                                   JUNE 30
                               ----------------------------------------------
                                   2002             2001             2000
                               ------------     ------------     ------------
Deferred income tax benefit    $      1,058           (1,473)          (1,768)
NOL carryforward                        561              170               77
                               ------------     ------------     ------------
                               $      1,619           (1,303)          (1,691)
                               ============     ============     ============


       A reconciliation from the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income, is as follows:

                                                          YEARS ENDED JUNE 30
                                            ----------------------------------------------
                                               2002             2001             2000
                                            ------------     ------------     ------------
Expected tax rate                           %       35.0             35.0             35.0
Tax-exempt interest income                          (4.9)            (5.5)            (4.4)
State income tax, net of federal benefit             2.5              3.6              4.2
Valuation allowance                                 (0.9)            (0.3)            (0.1)
Other                                               (1.3)            (0.6)            (0.9)
                                            ------------     ------------     ------------
                 Effective tax rate         %       30.4             32.2             33.8
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

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2002 and 2001, are presented below:



                                                     2002            2001
                                                 ------------    ------------
Deferred tax assets:
     Deferred fee income                         $        837             907
     Deferred compensation expense                      1,372           1,221
     Net operating loss carryforwards                      36             597
     Bad debts                                          5,173           4,880
     Accrued postretirement benefit cost                  406             447
     Pension expense                                      567             517
     Other                                                525           2,100
                                                 ------------    ------------
                                                        8,916          10,669
     Valuation allowance                                   --            (492)
                                                 ------------    ------------
                                                        8,916          10,177
Deferred tax liabilities:
     Marketable securities available-for-sale           3,347           1,711
     Other                                                894             536
                                                 ------------    ------------
                                                        4,241           2,247
                                                 ------------    ------------
                 Net deferred tax asset          $      4,675           7,930
                                                 ============    ============


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


                                                                             YEARS ENDED JUNE 30
                                                                 --------------------------------------------
                                                                     2002            2001            2000
                                                                 ------------    ------------    ------------
Reported net income                                              $     40,171          26,777          27,203
        Deduct cumulative effect of accounting change                   2,237              --              --
                                                                 ------------    ------------    ------------
Net income before cumulative effect of accounting change         $     37,934          26,777          27,203
                                                                 ============    ============    ============
Weighted average common shares outstanding                             47,479          47,392          47,305
Common stock equivalents due to effect of stock
     options                                                              511             357             268
                                                                 ------------    ------------    ------------
                 Total weighted average common
                    shares and equivalents                             47,990          47,749          47,573
                                                                 ============    ============    ============
Basic earnings per share:
     Reported net income                                         $       0.85            0.57            0.58
        Deduct cumulative effect of accounting change                    0.05              --              --
                                                                 ------------    ------------    ------------
     Net income before cumulative effect of accounting change    $       0.80            0.57            0.58
                                                                 ============    ============    ============
Diluted earnings per share:
     Reported net income                                         $       0.84            0.56            0.57
        Deduct cumulative effect of accounting change                    0.05              --              --
                                                                 ------------    ------------    ------------
     Net income before cumulative effect of accounting change    $       0.79            0.56            0.57
                                                                 ============    ============    ============


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

              Total expense for all retirement plans, including defined benefit pension plans, was approximately $3,186,000, $2,652,000, and $2,310,000 for the years ended June 30, 2002, 2001, and 2000, respectively. Net periodic pension cost for the Company's defined benefit pension plans consist of the following:

                                                           YEARS ENDED JUNE 30
                                              ----------------------------------------------
                                                  2002             2001             2000
                                              ------------     ------------     ------------
Service cost                                  $      2,195            1,913            1,625
Interest cost                                        1,940            1,693            1,444
Expected return on plan assets                      (1,800)          (1,698)          (1,491)
Net amortization and deferral                          109               60               55
                                              ------------     ------------     ------------
                 Net periodic pension cost    $      2,444            1,968            1,633
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
                                                       ============     ============


              The following table sets forth the assumptions used to develop the preceding information for the net pension cost and benefits:


                                                           YEARS ENDED JUNE 30
                                               --------------------------------------------
                                                   2002            2001            2000
                                               ------------    ------------    ------------
Discount rate                                  %       6.75            7.00            7.00
Expected long-term rate of return on assets            8.00            8.00            8.00
Rate increase in compensation levels                   4.00            4.00            4.00


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

              Net periodic cost for the Company's postretirement healthcare benefits consist of the following:


                                                            YEARS ENDED JUNE 30
                                                ----------------------------------------------
                                                     2002             2001             2000
                                                ------------     ------------     ------------
Service cost                                    $          7               12               32
Interest cost                                             56               65               72
Recognized actuarial gain                               (178)             (48)              --
                                                ------------     ------------     ------------
                 Net periodic (benefit) cost    $       (115)              29              104
                                                ============     ============     ============


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
                                                ============     ============


              The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:


                                                            YEARS ENDED JUNE 30
                                               --------------------------------------------
                                                   2002            2001            2000
                                               ------------    ------------    ------------
Discount rate                                  %       6.75            7.00            7.00
Monthly cost of healthcare insurance
     per beneficiary                           $     141.41          117.31          134.26
Annual rate of increase in healthcare costs    %       4.00            4.00            4.00


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

              The following table summarizes the activity in the Company's Option Plan during the periods ending June 30:




                                       2002                                2001                              2000
                          -----------------------------       -----------------------------    -----------------------------
                                             WEIGHTED                            WEIGHTED                         WEIGHTED
                                              AVERAGE                             AVERAGE                          AVERAGE
                                             EXERCISE                            EXERCISE                         EXERCISE
                             NUMBER           PRICE              NUMBER           PRICE           NUMBER            PRICE
                          ------------     ------------       ------------     ------------    ------------     ------------
Balance at
     beginning of year       1,132,716     $       6.00          1,228,331     $       5.98       1,155,951     $       5.86
Granted                        237,845             9.78(a)              --               --          86,100             7.50(a)
Exercised                     (166,569)            5.86            (84,815)            5.68         (11,480)            5.84
Forfeited                       (7,712)            8.15            (10,800)            5.91          (2,240)            5.68
                          ------------                        ------------                     ------------
Balance at end of year       1,196,280             6.76          1,132,716             6.00       1,228,331             5.98
                          ============                        ============                     ============
Exercisable at end
     of year                   975,119             6.15          1,046,750             5.86         904,925             5.84



              (a) Weighted average fair value of options at grant date: $2.48 and $2.70, respectively.


                          EXERCISE     EXERCISE     EXERCISE       EXERCISE     EXERCISE      EXERCISE      EXERCISE
                           PRICE        PRICE         PRICE         PRICE         PRICE         PRICE         PRICE         TOTAL
                          $ 5.580      $ 5.625      $ 5.875        $ 6.875      $ 7.812       $ 9.780        $ 9.875       $ 6.760
                        ----------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Options outstanding:
  Number of options         83,200        61,860       724,509        25,860        52,480       233,585        14,786     1,196,280
  Weighted average
    remaining contract
    life (years)              3.50          3.75          3.50          8.00          7.25          9.25          6.50          4.93
Options exercisable:
  Number of options         83,200        61,860       724,509        15,516        31,488        46,717        11,829       975,119





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

                                   2002            2001            2000
                               ------------    ------------    ------------
Net income:
     As reported               $     40,171          26,777          27,203
     Pro forma                       40,045          26,580          26,899
Basic earnings per share:
     As reported                       0.85            0.57            0.58
     Pro forma                         0.84            0.56            0.57
Diluted earnings per share:
     As reported                       0.84            0.56            0.57
     Pro forma                         0.83            0.56            0.57


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

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


       The following table sets forth the carrying amount and estimated fair value of the Company's financial instruments included in the consolidated statement of financial condition as of June 30:


                                                           2002                         2001
                                               ---------------------------   ---------------------------
                                                 CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                                  AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                               ------------   ------------   ------------   ------------
Financial assets:
     Cash and equivalents                      $    217,754        217,754         95,966         95,966
     Securities available-for-sale                  435,723        435,723        391,579        391,579
     Securities held-to-maturity                    396,503        398,891        339,331        333,372
     Loans receivable                             3,037,586      3,148,632      2,879,388      2,954,451
     Accrued interest receivable                     19,738         19,738         18,795         18,795
     FHLB stock                                      23,702         23,702         22,499         22,499
                                               ------------   ------------   ------------   ------------
                 Total financial assets        $  4,131,006      4,244,440      3,747,558      3,816,662
                                               ============   ============   ============   ============
Financial liabilities:
     Savings and checking accounts             $  1,711,892      1,711,892      1,185,831      1,185,831
     Time deposits                                1,881,230      1,898,987      2,079,109      2,108,189
     Borrowed funds                                 259,260        270,360        276,212        268,606
     Trust-preferred securities                      99,000        101,496             --             --
     Accrued interest payable                         5,169          5,169          3,720          3,720
                                               ------------   ------------   ------------   ------------
                 Total financial liabilities   $  3,956,551      3,987,904      3,544,872      3,566,346
                                               ============   ============   ============   ============



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

       The actual, required and well capitalized levels as of June 30, 2002 and 2001, are as follows: (in thousands)


                                                                                JUNE 30, 2002
                                                 -----------------------------------------------------------------------------
                                                                                MINIMUM CAPITAL           WELL CAPITALIZED
                                                          ACTUAL                 REQUIREMENTS               REQUIREMENTS
                                                 -----------------------    -----------------------    -----------------------
                                                   AMOUNT        RATIO        AMOUNT       RATIO         AMOUNT       RATIO
                                                 ----------   ----------    ----------   ----------    ----------   ----------
Total capital (to risk weighted assets):
        Northwest Savings Bank                   $  273,707        12.38%   $  176,932         8.00%   $  221,165        10.00%
        Jamestown Savings Bank                       14,727        11.04        10,673         8.00        13,341        10.00
Tier I capital (to risk weighted assets):
        Northwest Savings Bank                      251,079        11.35        88,466         4.00       132,699         6.00
        Jamestown Savings Bank                       13,765        10.32         5,336         4.00         8,004         6.00
Tier I capital (leverage) (to average assets):
        Northwest Savings Bank                      251,079         6.40       117,617         3.00*      196,029         5.00
        Jamestown Savings Bank                       13,765         5.87         7,035         3.00*       11,725         5.00






                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)




                                                                                 JUNE 30, 2001
                                                 -----------------------------------------------------------------------------
                                                                                 MINIMUM CAPITAL          WELL CAPITALIZED
                                                          ACTUAL                  REQUIREMENTS              REQUIREMENTS
                                                 -----------------------    -----------------------    -----------------------
                                                   AMOUNT        RATIO        AMOUNT       RATIO         AMOUNT       RATIO
                                                 ----------   ----------    ----------   ----------    ----------   ----------
Total capital (to risk weighted assets):
        Northwest Savings Bank                   $  214,670        10.39%   $  165,364         8.00%   $  206,705        10.00%
        Jamestown Savings Bank                        8,232        10.72         6,142         8.00         7,678        10.00
Tier I capital (to risk weighted assets):
        Northwest Savings Bank                      193,570         9.36        82,682         4.00       124,023         6.00
        Jamestown Savings Bank                        7,596         9.89         3,071         4.00         4,607         6.00
Tier I capital (leverage) (to average assets):
        Northwest Savings Bank                      193,570         5.33       108,916         3.00*      181,526         5.00
        Jamestown Savings Bank                        7,596         5.96         3,821         3.00*        6,368         5.00



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

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


(19)   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                               THREE MONTHS ENDED
                                           ---------------------------------------------------------
                                            SEPTEMBER       DECEMBER        MARCH          JUNE
                                                30             31             31             30
                                           ------------   ------------   ------------   ------------
                                                   (In thousands, except per share data)
Fiscal 2002:
     Interest income                       $     69,657         68,657         68,783         67,403
     Interest expense                            41,202         38,231         34,491         33,331
                                           ------------   ------------   ------------   ------------
                 Net interest income             28,455         30,426         34,292         34,072
     Provision for loan losses                    1,418          1,473          1,664          1,805
     Noninterest income                           4,663          4,757          3,741          5,012
     Noninterest expenses                        19,790         20,962         21,595         22,177
                                           ------------   ------------   ------------   ------------
                 Income before
                    income taxes and
                    cumulative effect of
                    accounting change            11,910         12,748         14,774         15,102
     Income taxes                                 3,708          3,940          4,696          4,256
                                           ------------   ------------   ------------   ------------
                 Income before
                    cumulative effect of
                    accounting change             8,202          8,808         10,078         10,846
     Cumulative effect of accounting
        change                                    2,237             --             --             --
                                           ------------   ------------   ------------   ------------
                 Net income                $     10,439          8,808         10,078         10,846
                                           ============   ============   ============   ============
Basic per share amounts:
     Income before cumulative effect
        of accounting change               $       0.17           0.19           0.21           0.23
     Cumulative effect of accounting
        change                                     0.05             --             --             --
                                           ------------   ------------   ------------   ------------
                 Net income                $       0.22           0.19           0.21           0.23
                                           ============   ============   ============   ============
Diluted per share amounts:
     Income before cumulative effect
        of accounting change               $       0.17           0.18           0.21           0.23
     Cumulative effect of accounting
        change                                     0.05             --             --             --
                                           ------------   ------------   ------------   ------------
                 Net income                $       0.22           0.18           0.21           0.23
                                           ============   ============   ============   ============






                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)




                                                           THREE MONTHS ENDED
                                       ---------------------------------------------------------
                                        SEPTEMBER       DECEMBER        MARCH           JUNE
                                            30             31             31             30
                                       ------------   ------------   ------------   ------------
                                               (In thousands, except per share data)
Fiscal 2001:
     Interest income                   $     64,266         67,499         68,544         69,121
     Interest expense                        36,435         39,762         40,143         40,982
                                       ------------   ------------   ------------   ------------
                 Net interest income         27,831         27,737         28,401         28,139
     Provision for loan losses                1,295          1,135          1,249          1,668
     Noninterest income                       3,198          3,460          3,391          5,005
     Noninterest expenses                    19,415         20,440         20,766         21,718
                                       ------------   ------------   ------------   ------------
                 Income before
                    income taxes             10,319          9,622          9,777          9,758
     Income taxes                             3,529          3,179          3,140          2,851
                                       ------------   ------------   ------------   ------------
                 Net income            $      6,790          6,443          6,637          6,907
                                       ============   ============   ============   ============
Basic earnings per share               $       0.14           0.14           0.14           0.15
                                       ============   ============   ============   ============
Diluted earnings per share             $       0.14           0.14           0.14           0.14
                                       ============   ============   ============   ============





(20)   COMPONENTS OF COMPREHENSIVE INCOME

       For the year ended June 30:





                                                     2002            2001            2000
                                                 ------------    ------------    ------------
Unrealized gain (loss) on marketable
     securities available-for-sale               $      4,674          12,502         (10,852)
Tax (expense) benefit                                  (1,636)         (4,373)          4,047
Reclassification adjustment for (gains) losses
     included in net income, net of tax
     of $-0-, $(82), and $149, respectively                --             153            (277)
                                                 ------------    ------------    ------------
                  Net unrealized gain (loss)     $      3,038           8,282          (7,082)
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

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


(21)   NORTHWEST BANCORP, INC. (PARENT COMPANY ONLY)

                        Statements of Financial Condition

                             (Amounts in thousands)





                                                                        JUNE 30
                                                              ---------------------------
                                ASSETS                            2002           2001
                                                              ------------   ------------
Cash and cash equivalents                                     $     63,871            393
Marketable securities available-for-sale                             4,231          4,192
Investment in bank subsidiaries                                    345,977        268,562
Goodwill                                                             2,138          2,138
Other assets                                                         4,133            441
                                                              ------------   ------------
                 Total assets                                 $    420,350        275,726
                                                              ============   ============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Debentures payable                                       $    102,062             --
     Other liabilities                                               1,648             13
                                                              ------------   ------------
                 Total liabilities                                 103,710             13
Shareholders' equity                                               316,640        275,713
                                                              ------------   ------------
                 Total liabilities and shareholders' equity   $    420,350        275,726
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

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


                              Statements of Income



                                                         YEARS ENDED JUNE 30
                                             -------------------------------------------
                                                 2002            2001           2000
                                             ------------    ------------   ------------
Income:
     Interest income                         $      1,313             212            256
     Dividends from bank subsidiary                 1,250           6,500          6,350
     Undistributed earnings from equity
        investment in bank subsidiaries            41,204          20,367         20,779
     Gain on sale of marketable securities
        available-for-sale                             --             142             39
     Other income                                       8             351            869
                                             ------------    ------------   ------------
                 Total income                      43,775          27,572         28,293
Expense:
     Compensation and benefits                        302             462            674
     Goodwill amortization                             --             304            307
     Other expense                                     77              29             34
     Interest expense                               4,567              --             --
                                             ------------    ------------   ------------
                 Total expense                      4,946             795          1,015
                                             ------------    ------------   ------------
                 Net income before taxes           38,829          26,777         27,278
Federal and state income taxes                     (1,342)             --             75
                                             ------------    ------------   ------------
                 Net income                  $     40,171          26,777         27,203
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

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


                            Statements of Cash Flows


                                                                       YEARS ENDED JUNE 30
                                                            --------------------------------------------
                                                                2002            2001            2000
                                                            ------------    ------------    ------------
Operating activities:
     Net income                                             $     40,171          26,777          27,203
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
           Undistributed earnings of subsidiaries                (41,204)        (20,367)        (20,779)
           Depreciation and amortization                              (1)            304             325
           Noncash compensation expense related to
              stock benefit plans                                     57               7           1,145
           Gain on sale of marketable securities
              available-for-sale                                      --            (142)            (39)
           Net change in other assets and liabilities             (2,071)            432            (454)
                                                            ------------    ------------    ------------
                 Net cash provided (used) by operating
                    activities                                    (3,048)          7,011           7,401
                                                            ------------    ------------    ------------
Investing activities:
     Additional investment in subsidiaries                       (33,062)             --              --
     Principal payments on loans                                      --              --            (561)
     Purchase of marketable securities available-for-sale             --             (69)           (497)
     Proceeds from sale of marketable securities
        available-for-sale                                            --             538           1,261
                                                            ------------    ------------    ------------
                 Net cash provided (used) by investing
                    activities                                   (33,062)            469             203
                                                            ------------    ------------    ------------
Financing activities:
     Cash dividends paid                                          (2,906)         (7,582)         (7,577)
     Proceeds from issuance of debentures                        102,062              --              --
     Proceeds from options exercised                                 432             308              20
                                                            ------------    ------------    ------------
                 Net cash provided (used) by financing
                    activities                                    99,588          (7,274)         (7,557)
                                                            ------------    ------------    ------------
                 Net increase in cash and cash
                    equivalents                             $     63,478             206              47
                                                            ============    ============    ============
Cash and cash equivalents at beginning of year                       393             187             140
Net increase (decrease) in cash and cash equivalents              63,478             206              47
                                                            ------------    ------------    ------------
Cash and cash equivalents at end of year                    $     63,871             393             187
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



   AT OR FOR THE FISCAL YEAR ENDED        COMMUNITY       CONSUMER         ALL
      JUNE 30, 2002 ($ IN 000'S)            BANKS         FINANCE         OTHER*       CONSOLIDATED
--------------------------------------   ------------   ------------   ------------    ------------
External interest income                 $    255,014         19,274            212         274,500
Intersegment interest income                    6,710             --         (6,710)             --
Interest expense                              143,273          7,234         (3,252)        147,255
Provision for loan losses                       3,180          3,180             --           6,360
Noninterest income                             16,921          1,252             --          18,173
Noninterest expense                            77,125          7,020            379          84,524
Income tax expense (benefit)                   16,657          1,285         (1,342)         16,600
Cumulative effect of accounting change          2,237             --             --           2,237
Net income                                     40,647          1,807         (2,283)         40,171
Total assets                                4,165,605        129,608         10,322       4,305,535





                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)





    AT OR FOR THE FISCAL YEAR ENDED         COMMUNITY       CONSUMER         ALL
       JUNE 30, 2001 ($ IN 000'S)             BANKS          FINANCE        OTHER*       CONSOLIDATED
----------------------------------------   ------------   ------------   ------------    ------------
External interest income                   $    248,957         20,253            220         269,430
Intersegment interest income                     10,605             --        (10,605)             --
Interest expense                                156,850         11,084        (10,612)        157,322
Provision for loan losses                         2,580          2,767             --           5,347
Noninterest income                               13,336          1,576            142          15,054
Noninterest expense                              75,467          6,413            459          82,339
Income tax expense (benefit)                     11,988            711             --          12,699
Net income                                       26,013            854            (90)         26,777
Total assets                                  3,709,253        137,151          6,427       3,852,831






    AT OR FOR THE FISCAL YEAR ENDED         COMMUNITY       CONSUMER         ALL
       JUNE 30, 2000 ($ IN 000'S)             BANKS         FINANCE         OTHER*       CONSOLIDATED
----------------------------------------   ------------   ------------   ------------    ------------
External interest income                   $    220,925         18,547            252         239,724
Intersegment interest income                      9,334             --         (9,334)             --
Interest expense                                131,659          9,784         (9,344)        132,099
Provision for loan losses                         2,031          2,118             --           4,149
Noninterest income                                9,562          1,670             39          11,271
Noninterest expense                              67,936          5,545            153          73,634
Income tax expense (benefit)                     12,640          1,195             75          13,910
Net income                                       25,555          1,575             73          27,203
Total assets                                  3,267,069        133,501          6,722       3,407,292


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

       The trusts must redeem the preferred securities when the debentures are paid at maturity or upon an earlier redemption of the debentures to the extent the debentures are redeemed. All or part of the debentures may be redeemed at any time on or after December 31, 2006. Also, the debentures may be redeemed at any time if existing laws or regulations, or the interpretation or application of these laws or regulations, change, causing:

       o the interest on the debentures to no longer be deductible by the Company for federal income tax purposes;

       o the trust to become subject to federal income tax or to certain other taxes or governmental charges;

       o      the trust to register as an investment company;

       o the Company to become subject to capital requirements and the preferred securities do not qualify as Tier I capital.





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

(24)   GOODWILL AND OTHER INTANGIBLE ASSETS

       As a result of adopting SFAS 141, SFAS 142 and SFAS 147 as described in footnote 1(i), remaining negative goodwill at June 30, 2001 of $2.2 million was recorded in income as a cumulative effect of a change in accounting principle. The following table shows the effect on net income and earnings per share as a result of adopting SFAS Nos. 141, 142 and 147:



                                                            FOR THE FISCAL YEAR ENDED JUNE 30,
                                                       ------------------------------------------
                                                           2002           2001           2000
                                                       ------------   ------------   ------------

Reported net income                                    $     40,171         26,777         27,203
Deduct:  Cumulative effect of accounting change               2,237             --             --
Add back: Goodwill amortization                                  --          1,031          1,011
                                                       ------------   ------------   ------------
Adjusted net income                                    $     37,934         27,808         28,214
                                                       ============   ============   ============
Basic earnings per share:
     Reported net income                               $       0.85           0.57           0.58
     Deduct:  Cumulative effect of accounting change           0.05             --             --
     Add back: Goodwill amortization                             --           0.02           0.02
                                                       ------------   ------------   ------------
Adjusted net income                                    $       0.80           0.59           0.60
                                                       ============   ============   ============
Diluted earnings per share:
     Reported net income                                       0.84           0.56           0.57
     Deduct:  Cumulative effect of accounting change           0.05             --             --
     Add back: Goodwill amortization                             --           0.02           0.02
                                                       ------------   ------------   ------------
Adjusted net income                                    $       0.79           0.58           0.59
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
                                          ============      ============



       The following information shows the actual aggregate amortization expense for the current and prior fiscal years as well as the estimated aggregate amortization expense for each of the five succeeding fiscal years:


For the fiscal year ended 6/30/00                      $           5,831
For the fiscal year ended 6/30/01                                  7,371
For the fiscal year ended 6/30/02                                    283
For the fiscal year ended 6/30/03                                    379
For the fiscal year ended 6/30/04                                    377
For the fiscal year ended 6/30/05                                    360
For the fiscal year ended 6/30/06                                    282
For the fiscal year ended 6/30/07                                    243









                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            (All dollar amounts presented in tables are in thousands)


       The following table provides information for the changes in the carrying amount of goodwill:


                                  COMMUNITY          CONSUMER
                                    BANKS             FINANCE            TOTAL
                                 ------------      ------------      ------------
Balance at June 30, 2000         $     50,086             1,011            51,097
Goodwill acquired                      19,547                --            19,547
Amortization (Pre-SFAS 142)            (7,224)             (118)           (7,342)
Impairment losses                          --                --                --
                                 ------------      ------------      ------------
Balance at June 30, 2001               62,409               893            63,302
Goodwill acquired                       5,697                --             5,697
Amortization (Post-SFAS 142)               --                --                --
Impairment losses                          --                --                --
Negative goodwill write-off             2,237                --             2,237
                                 ------------      ------------      ------------
Balance at June 30, 2002         $     70,343               893            71,236
                                 ============      ============      ============


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