Form 10-Q/A
period 2002-09-30
NORTHWEST BANCORP INC
filed 2003-04-11
CIK 1042064

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

                         Commission File Number 0-23817
                                                -------

                             Northwest Bancorp, Inc.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

                    United States of America                             23-2900888
                --------------------------------                       --------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

Liberty Street at Second Avenue, Warren, Pennsylvania                         16365
-----------------------------------------------------                       ---------
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

Accordingly, the changes reflected in this Amendment No. 1 relate solely to the financial information and disclosures relating to unidentifiable intangible assets reclassified as goodwill and removal of the related amortization expense.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                                     INDEX

PART I                  FINANCIAL INFORMATION                                         PAGE

Item 1.     Financial Statements

                Consolidated Statements of Financial Condition as of
                September 30, 2002 (unaudited) and June 30, 2002                        1

                Consolidated Statements of Income for the three months
                ended September 30, 2002 and 2001 (unaudited)                           2

                Consolidated Statements of Changes in Shareholders' Equity for
                the three months ended September 30, 2002 and 2001 (unaudited)          3

                Consolidated Statements of Cash Flows for the three
                months ended September 30, 2002 and 2001 (unaudited)                    4

                Notes to Unaudited Consolidated Financial Statements                    6

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                    10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                 23

Item 4.     Controls and Procedures                                                    24

PART II                 OTHER INFORMATION

Item 1.     Legal Proceedings                                                          25

Item 2.     Changes in Securities                                                      25

Item 3.     Defaults Upon Senior Securities                                            25

Item 4.     Submission of Matters to a Vote of Security Holders                        25

Item 5.     Other Information                                                          25

Item 6.     Exhibits and Reports on Form 8-K                                           26

Signatures                                                                             29

Certifications                                                                         30

                          ITEM 1. FINANCIAL STATEMENTS


                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                              SEPTEMBER 30,      JUNE 30,
                                 ASSETS                                       2002 (unaudited)     2002
----------------------------------------------------------------------        ------------      -----------
CASH AND CASH EQUIVALENTS                                                  $       57,561           64,687
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
    INSTITUTIONS                                                                  326,287          153,067
MARKETABLE SECURITIES AVAILABLE-FOR-SALE (AMORTIZED
    COST OF $444,065 AND $426,160)                                                456,853          435,723
MARKETABLE SECURITIES HELD-TO-MATURITY (MARKET
    VALUE OF $512,972 AND $398,891)                                               506,751          396,503
                                                                              ------------      -----------
         TOTAL CASH, INTEREST-EARNING DEPOSITS AND
         MARKETABLE SECURITIES                                                  1,347,452        1,049,980

MORTGAGE LOANS - 1 TO 4 FAMILY                                                  2,138,904        2,016,999
COMMERCIAL REAL ESTATE LOANS                                                      331,292          304,456
CONSUMER LOANS                                                                    652,305          617,225
COMMERCIAL BUSINESS LOANS                                                         102,411           95,968
                                                                              ------------      -----------
    TOTAL LOANS RECEIVABLE                                                      3,224,912        3,034,648
ALLOWANCE FOR LOAN LOSSES                                                         -23,828          -22,042
                                                                              ------------      -----------
    LOANS RECEIVABLE, NET                                                       3,201,084        3,012,606

FEDERAL HOME LOAN BANK STOCK, AT COST                                              26,342           23,702
ACCRUED INTEREST RECEIVABLE                                                        19,960           19,738
REAL ESTATE OWNED, NET                                                              5,041            5,157
PREMISES AND EQUIPMENT, NET                                                        58,731           55,374
GOODWILL                                                                           76,206           71,236
OTHER ASSETS                                                                       80,515           67,742
                                                                              ------------      -----------
    TOTAL ASSETS                                                           $    4,815,331        4,305,535
                                                                              ============      ===========


                  LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------
LIABILITIES:
    NONINTEREST-BEARING DEMAND DEPOSITS                                    $      187,920          176,243
    INTEREST-BEARING DEMAND DEPOSITS                                              482,973          429,339
    SAVINGS DEPOSITS                                                            1,219,284        1,106,310
    TIME DEPOSITS                                                               1,976,401        1,881,230
                                                                              ------------      -----------
        TOTAL DEPOSITS                                                          3,866,578        3,593,122

    BORROWED FUNDS                                                                496,026          259,260
    ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                                   9,526           21,065
    ACCRUED INTEREST PAYABLE                                                        4,741            5,169
    OTHER LIABILITIES                                                              10,126           11,279
    GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S
    JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES                             99,000           99,000
                                                                              ------------      -----------
        TOTAL LIABILITIES                                                       4,485,997        3,988,895

SHAREHOLDERS' EQUITY:
    COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
        AUTHORIZED, 47,571,103, AND 47,549,659 ISSUED
        AND OUTSTANDING, RESPECTIVELY                                               4,757            4,755
    PAID-IN CAPITAL                                                                71,967           71,838
    RETAINED EARNINGS                                                             244,298          233,831
    ACCUMULATED OTHER COMPREHENSIVE INCOME:
        NET UNREALIZED GAIN/(LOSS) ON SECURITIES AVAILABLE-
        FOR-SALE, NET OF INCOME TAXES                                               8,312            6,216
                                                                              ------------      -----------
                                                                                  329,334          316,640
                                                                              ------------      -----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $    4,815,331        4,305,535
                                                                              ============      ===========


See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                            2002                   2001
                                                                    ----------------------  --------------------
INTEREST INCOME:
    LOANS RECEIVABLE                                              $                57,554                57,273
    MORTGAGE-BACKED SECURITIES                                                      6,355                 7,367
    TAXABLE INVESTMENT SECURITIES                                                   2,359                 2,983
    TAX-FREE INVESTMENT SECURITIES                                                  1,873                 1,416
    INTEREST-EARNING DEPOSITS                                                         870                   618
                                                                    ----------------------  --------------------
            TOTAL INTEREST INCOME                                                  69,011                69,657

INTEREST EXPENSE:
    DEPOSITS                                                                       28,603                37,539
    BORROWED FUNDS                                                                  6,017                 3,663
                                                                    ----------------------  --------------------
            TOTAL INTEREST EXPENSE                                                 34,620                41,202

            NET INTEREST INCOME                                                    34,391                28,455
PROVISION FOR LOAN LOSSES                                                           1,667                 1,418
                                                                    ----------------------  --------------------
            NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                                        32,724                27,037

NONINTEREST INCOME:
    SERVICE CHARGES AND FEES                                                        3,406                 2,886
    TRUST AND OTHER FINANCIAL SERVICES INCOME                                         853                   530
    INSURANCE COMMISSION INCOME                                                       385                   464
    GAIN ON SALE OF MARKETABLE SECURITIES, NET                                        287                    30
    GAIN ON SALE OF LOANS, NET                                                        509                   103
    GAIN ON SALE OF REAL ESTATE OWNED, NET                                             47                   328
    INCREASE IN  CASH SURRENDER VALUE OF BANK
    OWNED LIFE INSURANCE                                                              752                     0
    OTHER OPERATING INCOME                                                            433                   322
                                                                    ----------------------  --------------------
            TOTAL NONINTEREST INCOME                                                6,672                 4,663

NONINTEREST EXPENSE:
    COMPENSATION AND EMPLOYEE BENEFITS                                             13,050                11,330
    PREMISES AND OCCUPANCY COSTS                                                    3,176                 2,788
    OFFICE OPERATIONS                                                               1,878                 1,643
    PROCESSING EXPENSES                                                             1,933                 1,688
    OTHER EXPENSES                                                                  2,722                 2,341
                                                                    ----------------------  --------------------
            TOTAL NONINTEREST EXPENSE                                              22,759                19,790

            INCOME BEFORE INCOME TAXES AND
                CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             16,637                11,910
            FEDERAL AND STATE INCOME TAXES                                          5,194                 3,708
                                                                    ----------------------  --------------------
            INCOME BEFORE CUMULATIVE EFFECT OF
                ACCOUNTING CHANGE                                                  11,443                 8,202
            CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                      0                 2,237
                                                                    ----------------------  --------------------
                    NET INCOME                                   $                 11,443                10,439
                                                                    ======================  ====================

BASIC AND DILUTED PER SHARE AMOUNTS:
    INCOME BEFORE CUMULATIVE EFFECT OF                                              $0.24                 $0.17
        ACCOUNTING CHANGE
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                          $0.00                 $0.05
                                                                    ----------------------  --------------------
    NET INCOME                                                                      $0.24                 $0.22




See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                                                      Accum.
                                                                                                                       Other
                                                                Common Stock                                          Compre-
                                                        ------------------------------   Paid-in      Retained        hensive
                                                           Shares            Amount      Capital      Earnings        Income
                                                        --------------      ----------  -----------  -----------  ----------------
          Beginning balance at June 30, 2001               47,426,755   $       4,743       71,283      196,566             3,178

          Comprehensive income:
              Net income                                      -                 -           -            10,439          -
              Change in unrealized gain on securities,
              net of tax and reclassification adjustment      -                 -           -            -                  2,204
                                                        --------------      ----------  -----------  -----------  ----------------
          Total comprehensive income                          -                 -           -            10,439             2,204

          Exercise of stock options                             7,647           -               38       -               -

          RRP shares released                                 -                 -           -            -               -

          Dividends declared                                  -                 -           -              -725          -
                                                        --------------      ----------  -----------  -----------  ----------------

          Ending balance at September 30, 2001             47,434,402   $       4,743       71,321      206,280             5,382
                                                        ==============      ==========  ===========  ===========  ================




                                                            Unearned
                                                           Recognition
                                                               and             Total
                                                            Retention      Shareholders'
                                                           Plan Shares        Equity
                                                          --------------  ----------------
          Beginning balance at June 30, 2001                        -57           275,713

          Comprehensive income:
              Net income                                        -                  10,439
              Change in unrealized gain on securities,
              net of tax and reclassification adjustment        -                   2,204
                                                          --------------  ----------------
          Total comprehensive income                            -                  12,643

          Exercise of stock options                             -                      38

          RRP shares released                                   -                       0

          Dividends declared                                    -                    -725
                                                          --------------  ----------------

          Ending balance at September 30, 2001                      -57           287,669
                                                          ==============  ================








                                                                                                                      Accum.
                                                                                                                       Other
                                                                Common Stock                                          Compre-
                                                        ------------------------------   Paid-in      Retained        hensive
                                                           Shares            Amount      Capital      Earnings        Income
                                                        --------------      ----------  -----------  -----------  ----------------
          Beginning balance at June 30, 2002               47,549,659   $       4,755       71,838      233,831             6,216

          Comprehensive income:
              Net income                                      -                 -           -            11,443          -
              Change in unrealized gain on securities,
              net of tax and reclassification adjustment      -                 -           -            -                  2,096
                                                        --------------      ----------  -----------  -----------  ----------------
          Total comprehensive income                          -                 -           -            11,443             2,096

          Exercise of stock options                            21,444               2          129       -               -

          Dividends declared                                  -                 -           -              -976          -
                                                        --------------      ----------  -----------  -----------  ----------------

          Ending balance at September 30, 2002             47,571,103   $       4,757       71,967      244,298             8,312
                                                        ==============      ==========  ===========  ===========  ================



                                                           Unearned
                                                          Recognition
                                                              and             Total
                                                           Retention      Shareholders'
                                                          Plan Shares        Equity
                                                         --------------  ----------------
          Beginning balance at June 30, 2002                   -                 316,640

          Comprehensive income:
              Net income                                       -                  11,443
              Change in unrealized gain on securities,
              net of tax and reclassification adjustment       -                   2,096
                                                         --------------  ----------------
          Total comprehensive income                           -                  13,539

          Exercise of stock options                            -                     131

          Dividends declared                                   -                    -976
                                                         --------------  ----------------

          Ending balance at September 30, 2002                 -                 329,334
                                                         ==============  ================



          See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)


                                                                             Three Months       Three Months
                                                                                 Ended              Ended
                                                                                9/30/02            9/30/01
                                                                             --------------     --------------
OPERATING ACTIVITIES:
  Net Income                                                               $        11,443             10,439
  Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for loan losses                                                   1,667              1,418
         Net loss (gain) on sale of assets                                            -843               -461
         Net depreciation, amortization and accretion                                2,405              1,263
         Decrease (increase) in other assets                                        -5,200              2,576
         Increase (decrease) in other liabilities                                   -2,624                112
         Net accretion of discount on marketable securities                           -279             -1,009
         Noncash cumulative change in accounting principle                              -              -2,237
                                                                             --------------     --------------
              Net cash provided by operating activities                              6,569             12,101

INVESTING ACTIVITIES:
         Purchase of marketable securities held-to-maturity                       -125,407            -18,098
         Purchase of marketable securities available-for-sale                      -73,262            -43,236
         Proceeds from maturities and principal reductions
             of marketable securities held-to-maturity                              31,435             21,709
         Proceeds from maturities and principal reductions
             of marketable securities available-for-sale                            42,658             16,625
         Proceeds from sales of marketable securities,
             available-for-sale                                                     25,008                530
         Loan originations                                                        -254,898           -211,831
         Proceeds from loan maturities and principal reductions                    151,453            145,251
         Proceeds from loan sales                                                   42,178             29,794
         Proceeds from sale of real estate owned                                     1,443                942
         Net (purchase) sale of real estate owned for investment                      -172               -171
         Purchase of premises and equipment                                         -2,907             -3,223
         Acquisitions, net of cash received                                          2,619                  -
                                                                             --------------     --------------
              Net cash used by investing activities                        $      -159,852            -61,708


                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                             Three Months       Three Months
                                                                                 Ended              Ended
                                                                                9/30/02            9/30/01
                                                                             --------------     --------------
FINANCING ACTIVITIES:
         Increase (decrease) in deposits, net                              $       151,198            129,352
         Proceeds from long-term borrowings                                        180,000                541
         Repayments of long-term borrowings                                             -3             -8,607
         Net increase (decrease) in short-term borrowings                              840             -1,731
         Increase (decrease) in advances by borrowers for
              taxes and insurance                                                  -11,813            -12,029
         Cash dividends paid                                                          -976               -725
         Proceeds from stock options exercised                                         131                 38
                                                                             --------------     --------------
              Net cash provided by financing activities                            319,377            106,839

Net increase (decrease) in cash and cash equivalents                       $       166,094             57,232
                                                                             ==============     ==============

Cash and cash equivalents at beginning of period                           $       217,754             95,966
Net increase (decrease) in cash and cash equivalents                               166,094             57,232
                                                                             --------------     --------------
Cash and cash equivalents at end of period                                 $       383,848            153,198
                                                                             ==============     ==============


Cash paid during the period for:
       Interest on deposits and borrowings (including interest
         credited to deposit accounts of $23,739 and
         $28,303, respectively)                                            $        35,373             41,132
                                                                             ==============     ==============
       Income taxes                                                        $           552                400
                                                                             ==============     ==============


Business acquisitions:
       Fair value of assets acquired                                       $       176,885               -
       Cash received (paid)                                                          2,619               -
                                                                             --------------     --------------
         Liabilities assumed                                               $       179,504               -
                                                                             ==============     ==============


Non-cash activities:
       Loans transferred to real estate owned                              $         1,014                467
                                                                             --------------     ==============
       Sale of real estate owned financed by the Company                   $           206                334
                                                                             ==============     ==============

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

----------------------------------------------------------------------------------------------
At or for the three months ended      Community     Consumer
September 30, 2002 ($ in 000's)         Banks       Finance     All Other *     Consolidated
----------------------------------------------------------------------------------------------
External interest income           $    64,351         4,606            54            69,011
----------------------------------------------------------------------------------------------
Intersegment interest income             1,486             -        (1,486)                -
----------------------------------------------------------------------------------------------
Interest expense                        33,042         1,595           (17)           34,620
----------------------------------------------------------------------------------------------
Provision for loan losses                  893           774             -             1,667
----------------------------------------------------------------------------------------------
Noninterest income                       6,409           263             -             6,672
----------------------------------------------------------------------------------------------
Noninterest expense                     20,864         1,803            92            22,759
----------------------------------------------------------------------------------------------
Income tax expense (benefit)             5,451           289          (546)            5,194
----------------------------------------------------------------------------------------------
Net income                              11,996           408          (961)           11,443
----------------------------------------------------------------------------------------------
Total assets                       $ 4,679,122       127,170         9,039         4,815,331
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
At or for the three months ended      Community     Consumer
September 30, 2001 ($ in 000's)         Banks       Finance     All Other *     Consolidated
----------------------------------------------------------------------------------------------
External interest income           $    64,660         4,943            54            69,657
----------------------------------------------------------------------------------------------
Intersegment interest income             2,087             -        (2,087)                -
----------------------------------------------------------------------------------------------
Interest expense                        41,073         2,218        (2,089)           41,202
----------------------------------------------------------------------------------------------
Provision for loan losses                  660           758             -             1,418
----------------------------------------------------------------------------------------------
Noninterest income                       4,276           387             -             4,663
----------------------------------------------------------------------------------------------
Noninterest expense                     17,939         1,704           147            19,790
----------------------------------------------------------------------------------------------
Income tax expense (benefit)             3,489           270           (51)            3,708
----------------------------------------------------------------------------------------------
Cumulative effect of accounting
change                                   2,237             -             -             2,237
----------------------------------------------------------------------------------------------
Net income                              10,099           380           (40)           10,439
----------------------------------------------------------------------------------------------
Total assets                       $ 3,830,129       137,100         5,196         3,972,425
----------------------------------------------------------------------------------------------


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

(5)     ACCOUNTING DEVELOPMENTS - SUBSEQUENT EVENT

On October 1, 2002 the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The standard clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The effect of the new standard is to remove a branch acquisition that meets the definition of a business from the scope of SFAS 72 and includes it within the scope of SFAS 141. Upon adoption, intangible assets arising from branch acquisitions that meet the definition of a business combination shall be reclassified to goodwill as of the later of the date of acquisition or the date SFAS 142 was applied in its entirety. The reclassified goodwill shall be accounted for and reported prospectively as goodwill under SFAS 142, in addition, because the Company adopted SFAS 142 prior to October 1, 2002, all previously issued interim and annual financial statements that reflect amortization of the reclassified goodwill shall be restated to remove that amortization expense. As a result of adopting SFAS 147, the Company reclassified approximately $60.0 million of unidentifiable intangible assets to goodwill as of June 30, 2002. The effect of adopting SFAS 147 also increased net income for the three-month periods ended September 30, 2002 and 2001 by $1.1 million and $1.0 million, respectively.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2002 TO
SEPTEMBER 30, 2002

ASSETS

At September 30, 2002 the Company had total assets of $4.815 billion, an increase of $509.8 million, or 11.8%, from $4.306 billion at June 30, 2002. This increase was funded primarily by an increase in deposits of $273.5 million, an increase in borrowed funds of $236.8 million, and net income of $11.4 million.

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

CAPITAL RESOURCES AND LIQUIDITY

Total shareholders' equity at September 30, 2002 was $329.3 million, an increase of $12.7 million, or 4.0%, from $316.6 million at June 30, 2002. This increase was primarily attributable to net income for the three month period of $11.4 million which was partially offset by the declaration of common stock dividends of $976,000. Also affecting capital was a $2.1 million increase in the net market value of securities held as available-for-sale.

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

                                                                     Minimum Capital    Well Capitalized
                                                      Actual          Requirements         Requirements
------------------------------------------------------------------------------------------------------------
                                                 Amount    Ratio     Amount    Ratio     Amount    Ratio
------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $279,996   11.63%   $192,609    8.00%   $240,761   10.00%
------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $ 16,458   11.29%   $ 11,661    8.00%   $ 14,576   10.00%
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to risk weighted assets):
------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $255,953   10.63%    $96,304    4.00%   $144,457    6.00%
------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $ 15,383   10.55%    $ 5,830    4.00%   $  8,746    6.00%
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Tier 1 Capital (leverage) (to average assets):
------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $255,953    6.27%   $122,452    3.00%*  $204,086    5.00%
------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $ 15,383    5.65%   $  8,163    3.00%*  $ 13,605    5.00%
------------------------------------------------------------------------------------------------------------

                                 June 30, 2002

                                                                     Minimum Capital    Well Capitalized
                                                      Actual          Requirements         Requirements
------------------------------------------------------------------------------------------------------------
                                                 Amount    Ratio     Amount    Ratio     Amount    Ratio
------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $273,707   12.38%   $176,932    8.00%   $221,165   10.00%
------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $ 14,727   11.04%   $ 10,673    8.00%   $ 13,341   10.00%
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to risk weighted assets):
------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $251,079   11.35%    $88,466    4.00%   $132,699    6.00%
------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $ 13,765   10.32%    $ 5,336    4.00%   $  8,004    6.00%
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Tier 1 Capital (leverage) (to average assets):
------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $251,079    6.40%   $117,617    3.00%*  $196,029    5.00%
------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $ 13,765    5.87%   $  7,035    3.00%*  $ 11,725    5.00%
------------------------------------------------------------------------------------------------------------

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



                                                         (Dollars in Thousands)

--------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:       September 30, 2002       June 30, 2002
--------------------------------------------------------------------------------------------
One-to-four family residential loans                         $8,650              $7,278
--------------------------------------------------------------------------------------------
Multifamily and commercial real estate loans                  2,882               2,407
--------------------------------------------------------------------------------------------
Consumer loans                                                4,350               3,991
--------------------------------------------------------------------------------------------
Commercial business loans                                     3,614               2,124
--------------------------------------------------------------------------------------------
        Total                                               $19,496             $15,800
--------------------------------------------------------------------------------------------
Total nonperforming loans as a percentage of
loans receivable                                                .61%                .52%
--------------------------------------------------------------------------------------------
Total real estate acquired through foreclosure
and other real estate owned                                  $5,041              $5,157
--------------------------------------------------------------------------------------------
        Total nonperforming assets                          $24,537             $20,957
--------------------------------------------------------------------------------------------
Total nonperforming assets as a percentage of
total assets                                                    .51%                .49%
--------------------------------------------------------------------------------------------

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 2001

GENERAL

Net income for the three months ended September 30, 2002 was $11.4 million, or $.24 per share, an increase of $3.2 million, or 39.5%, from $8.2 million, or $.17 per share, for the same quarter last year, exclusive of the cumulative effect of an accounting change. The accounting change in the prior year was required when the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" and recognized as income $2.2 million of negative goodwill that arose from a previous acquisition. Including the effects of this one-time item, net income for the three months ended September 30, 2001 was $10.4 million, or $.22 per share. The increase in net income year-over-year resulted from a $5.9 million, or 20.9%, increase in net interest income and a $2.0 million, or 43.1%, increase in noninterest income partially offset by an increase in noninterest expense of $3.0 million, or 15.0%, and an increase in the provision for loan losses of $249,000, or 17.6%.

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

Interest income on interest-earning deposits increased by $252,000, or 40.8%, primarily because the average balance of interest-earning deposits increased by $156.0 million which was partially offset by a decrease in the average yield to 1.66% from 4.62%. The increase in average balance is primarily because the proceeds from the $99.0 million of Trust Preferred Securities and some of the funds from FHLB borowings are currently invested in overnight federal funds. The decrease in the average yield is a result of the sharp decline in short-term market interest rates over the last eighteen months.

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

NONINTEREST EXPENSE

Noninterest expense increased by $3.0 million, or 15.0%, to $22.8 million for the three months ended September 30, 2002 from $19.8 million for the three months ended September 30, 2001. All major expense categories increased primarily as a result of the significant growth of the Company's retail network over the past twelve months, the expansion of its investment management, trust and brokerage services, as well as the addition of new products and services. Management believes, however, that despite these increases in costs due to expansion, progress has been made in controlling operating expense as the ratio of operating expense to average assets increased slightly to 2.06% from 2.03%.

INCOME TAXES

The provision for income taxes for the three months ended September 30, 2002 increased by $1.5 million, or 40.1%, compared to the same period last year. This increase was primarily due to an increase in net income before tax of $4.7 million, or 39.7%.

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

                                                        AVERAGE.      INTEREST      AVG         AVERAGE        INTEREST       AVG.
                                                        BALANCE                    YIELD/       BALANCE                       YIELD
                                                                                   COST                                      /COST
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:

Interest earning assets:

Loans receivable (a) (b)                              $3,059,069     $57,554       7.53%        $2,871,596      $57,273       7.98%

Mortgage-backed securities (c)                        $  548,464     $ 6,355       4.63%        $  506,901      $ 7,367       5.81%

Investment securities (c) (d) (e)                     $  301,937     $ 5,000       6.62%        $  228,104      $ 4,745       8.32%

FHLB stock                                            $   23,731     $   197       3.32%        $   22,499      $   383       6.81%

Other interest earning deposits                       $  209,460     $   870       1.66%        $   53,485      $   618       4.62%
                                                      ----------     -------       ----         ----------      -------       ----

Total interest earning assets                         $4,142,661     $69,976       6.76%        $3,682,585      $70,386       7.65%

Noninterest earning assets (f)                        $  284,308                                $  208,164
                                                      ----------                                ----------

TOTAL ASSETS                                          $4,426,969                                $3,890,749
                                                      ==========                                ==========




LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest bearing liabilities:

Savings accounts                                      $  720,518      $ 4,751      2.64%         $  460,269     $ 3,686       3.20%

Now accounts                                          $  433,313      $ 1,309      1.21%         $  382,760     $ 1,178       1.23%

Money market demand accounts                          $  422,424      $ 2,826      2.68%         $  224,305     $ 2,134       3.81%

Certificate accounts                                  $1,912,725      $19,717      4.12%         $2,080,908     $30,541       5.87%

Borrowed funds (g)                                    $  305,791      $ 4,088      5.35%         $  272,842     $ 3,663       5.37%

Guaranteed preferred beneficial interests in the
Company's junior subordinated debentures              $   99,000      $ 1,929      7.79%         $        0     $     0       0.00%
                                                      ----------      -------      ----          ----------     -------       ----

Total interest bearing liabilities                    $3,893,771      $34,620      3.56%         $3,421,084     $41,202       4.82%

Noninterest bearing liabilities                       $  210,822                                 $  189,310
                                                      ----------                                 ----------

Total liabilities                                     $4,104,593                                 $3,610,394

Shareholders' equity                                  $  322,376                                 $  280,355
                                                      ----------                                 ----------

TOTAL LIABILITIES AND EQUITY                          $4,426,969                                 $3,890,749
                                                      ==========                                 ==========



Net interest income/Interest rate spread                              $35,356      3.20%                       $29,184        2.83%

Net interest earning assets/Net interest margin       $  248,890                   3.41%         $  261,501                   3.17%

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

Three months ended September 30, 2002 and 2001


                                                                                   RATE/            NET
                                                     RATE          VOLUME          VOLUME         CHANGE
---------------------------------------------------------------------------------------------------------
Interest earning assets:

Loans receivable                                   ($3,246)        $3,739          ($212)          $281

Mortgage-backed securities                         ($1,494)          $604          ($122)       ($1,012)

Investment securities                                ($968)        $1,536          ($313)          $255

FHLB stock                                           ($196)           $21           ($11)         ($186)

Other interest earning deposits                      ($396)        $1,802        ($1,154)          $252
                                                     -----         ------        -------           ----

Total interest earning assets                      ($6,300)        $7,702        ($1,812)         ($410)



Interest bearing liabilities:

Savings accounts                                     ($651)        $2,084          ($368)        $1,065

Now accounts                                          ($22)          $156            ($3)          $131

Money market demand accounts                         ($633)        $1,885          ($560)          $692

Interest earning assets:

Certificate accounts                               ($9,090)       ($2,468)          $734       ($10,824)

Borrowed funds                                        ($15)          $442            ($2)          $425

Guaranteed preferred beneficial
interests in the Company's junior
subordinated debentures                                 $0             $0         $1,929         $1,929
                                                        --             --         ------         ------

Total interest bearing liabilities                ($10,411)        $2,099         $1,730        ($6,582)



Net change in net interest income                   $4,111         $5,603        ($3,542)        $6,172
                                                    ======         ======        =======         ======

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



                                                                            Increase       Decrease
                                                                            --------       --------
Parallel shift in interest rates over the next 12 months                  1.0%    2.0%   1.0%      2.0%
                                                                          ---     ---    ---       ---
Projected percentage increase/(decrease) in net income                    2.6%    4.6%    (9.2%) (11.8%)
Projected increase/(decrease) in return on average equity                 0.3%    0.5%    (1.2%)  (1.5%)
Projected increase/(decrease) in earnings per share                      $0.02   $0.04   ($0.08) ($0.11)
Projected percentage increase/(decrease) in market value of equity        0.1%   (4.9%)   (0.9%)  (6.7%)


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EXHIBIT 11: STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS


                                                                   Three Months            Three Months
                                                                       Ended                  Ended
                                                                September 30, 2002      September 30,2001
                                                                ------------------      -----------------



Reported net income                                                $  11,442,886           $ 10,438,936

Deduct: Cumulative effect of accounting change                     $       -                  2,236,918
                                                                   -------------           ------------

Net income before cumulative effect of accounting change           $  11,442,886           $  8,202,018


Weighted-average common shares outstanding                            47,563,940             47,432,161

Common stock equivalents due to effect of stock options                  494,242                473,150
                                                                   -------------           ------------

Total weighted-average common shares and equivalents                  48,058,182             47,905,311

BASIC EARNINGS PER SHARE:

Reported net income                                               $         0.24          $        0.22

Deduct: Cumulative effect of accounting change                    $        -              $        0.05

Net income before cumulative effect of accounting change          $         0.24          $        0.17
                                                                   -------------           ------------

DILUTED EARNINGS PER SHARE:

Reported net income                                               $         0.24          $        0.22

Deduct: Cumulative effect of accounting change                    $        -              $        0.05
                                                                   -------------           ------------

Adjusted net income                                               $         0.24          $        0.17
                                                                   =============           ============

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

April 11, 2003                       /s/ William J. Wagner
--------------------                 -------------------------------------
Date                                 William J. Wagner
                                     President and Chief Executive Officer

April 11, 2003                       /s/ William W. Harvey, Jr.
Date                                 William W. Harvey, Jr.
                                     Senior Vice President, Finance and
                                       Chief Financial Officer

        (c)     REPORTS ON FORM 8-K

On September 23, 2002 the Company filed a current report on Form 8-K, which included as an exhibit, the Company's press release announcing that on September 13, 2002 it completed the acquisition of Prestige Bancorp, Inc., and its wholly-owned subsidiary, Prestige Bank, a Federal Savings Bank, based in Pittsburgh, Pennsylvania..

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

NORTHWEST BANCORP, INC.

Date: April 11, 2003        By: /s/ William J. Wagner
      --------------            -----------------------------------------
                                          William J. Wagner
                                          President and Chief Executive Officer

Date: April 11, 2003        By: /s/ William W. Harvey, Jr.
      --------------            -----------------------------------------
                                          William W. Harvey, Jr.
                                          Senior Vice President, Finance and
                                          Chief Financial Officer

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

April 11, 2003                            /s/ William J. Wagner
-----------------                         ---------------------------------
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

April 11, 2003                            /s/ William W. Harvey, Jr.
-----------------                         -----------------------------------
Date                                      William W. Harvey, Jr.
                                          Senior Vice President, Finance and
                                            Chief Financial Officer