Form 10-Q
period 2003-03-31
NORTHWEST BANCORP INC
filed 2003-05-15
CIK 1042064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from                  to
                                        -----------------   ------------------


                         Commission File Number 0-23817
                                                -------


                             NORTHWEST BANCORP, INC.
                            ------------------------
              (Exact name of registrant as specified in it charter)


   United States of America                            23-2900888
 -----------------------------             ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

Liberty Street at Second Avenue, Warren, Pennsylvania              16365
-----------------------------------------------------           -----------
(Address of principal executive offices)                        (Zip Code)


                                 (814) 726-2140
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                                ---------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                   ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock ($.10 par value) 47,677,284 shares outstanding as of April 30, 2003.

                             NORTHWEST BANCORP, INC.
                                      INDEX

PART I              FINANCIAL INFORMATION                                                 PAGE

Item 1.             Financial Statements

                    Consolidated Statements of Financial Condition as of
                    March 31, 2003 and June 30, 2002                                        1

                    Consolidated Statements of Income for the three months and
                    nine months ended March 31, 2003 and 2002                               2

                    Consolidated Statements of Changes in Shareholders' Equity for
                    the three months ended March 31, 2003 and 2002                          3

                    Consolidated Statements of Changes in Shareholders' Equity for
                    the nine months ended March 31, 2003 and 2002                           4

                    Consolidated Statements of Cash Flows for the three months and
                    nine months ended March 31, 2003 and 2002                               5

                    Notes to Unaudited Consolidated Financial Statements                    7

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                     13

Item 3.             Quantitative and Qualitative Disclosures about Market Risk              29

Item 4.             Controls and Procedures                                                 30

PART II             OTHER INFORMATION

Item 1.             Legal Proceedings                                                       30

Item 2.             Changes in Securities                                                   30

Item 3.             Defaults Upon Senior Securities                                         30

Item 4.             Submission of Matters to a Vote of Security Holders                     31

Item 5.             Other Information                                                       31

Item 6.             Exhibits and Reports on Form 8-K                                        31

                    Signatures                                                              35

                    Certifications                                                          36

                            ITEM 1. FINANCIAL STATEMENTS

                      NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      March 31,             JUNE 30,
                               ASSETS                                    2003                2002 *
                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS                                            $    47,456              64,687
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
   INSTITUTIONS                                                          284,496             153,067
MARKETABLE SECURITIES AVAILABLE-FOR-SALE
   (AMORTIZED COST OF $646,276 AND $426,160)                             656,548             435,723
MARKETABLE SECURITIES HELD-TO-MATURITY
   (MARKET VALUE OF $667,055 AND $398,891)                               659,744             396,503
                                                                     -----------         -----------
        TOTAL CASH, INTEREST-EARNING DEPOSITS AND
        MARKETABLE SECURITIES                                          1,648,244           1,049,980

MORTGAGE LOANS - 1 TO 4 FAMILY                                         2,093,005           2,016,999
COMMERCIAL REAL ESTATE LOANS                                             351,031             304,456
CONSUMER LOANS                                                           659,825             617,225
COMMERCIAL BUSINESS LOANS                                                125,774              95,968
                                                                     -----------         -----------
   TOTAL LOANS RECEIVABLE                                              3,229,635           3,034,648
ALLOWANCE FOR LOAN LOSSES                                                (25,346)            (22,042)
                                                                     -----------         -----------
   LOANS RECEIVABLE, NET                                               3,204,289           3,012,606

FEDERAL HOME LOAN BANK STOCK, AT COST                                     34,663              23,702
ACCRUED INTEREST RECEIVABLE                                               19,693              19,738
REAL ESTATE OWNED, NET                                                     3,851               5,157
PREMISES AND EQUIPMENT, NET                                               61,149              55,374
GOODWILL                                                                  76,206              71,236
OTHER ASSETS                                                              83,208              67,742
                                                                     -----------         -----------
   TOTAL ASSETS                                                      $ 5,131,303         $ 4,305,535
                                                                     ===========         ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   NONINTEREST-BEARING DEMAND DEPOSITS                                   183,603             176,243
   INTEREST-BEARING DEMAND DEPOSITS                                      640,222             429,339
   SAVINGS DEPOSITS                                                    1,419,062           1,106,310
   TIME DEPOSITS                                                       1,926,028           1,881,230
                                                                     -----------         -----------
        TOTAL DEPOSITS                                                 4,168,915           3,593,122

   BORROWED FUNDS                                                        483,162             259,260
   ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                          17,601              21,065
   ACCRUED INTEREST PAYABLE                                                4,153               5,169
   OTHER LIABILITIES                                                      11,787              11,279
   GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S
      JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES                  99,000              99,000
                                                                     -----------         -----------
        TOTAL LIABILITIES                                              4,784,618           3,988,895

SHAREHOLDERS' EQUITY:
  COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
        AUTHORIZED, 47,659,933 AND 47,549,659 ISSUED
        AND OUTSTANDING, RESPECTIVELY                                      4,766               4,755
   PAID-IN CAPITAL                                                        72,423              71,838
   RETAINED EARNINGS                                                     262,819             233,831
   ACCUMULATED OTHER COMPREHENSIVE INCOME:
        NET UNREALIZED GAIN/ (LOSS) ON SECURITIES AVAILABLE-
        FOR-SALE, NET OF INCOME TAXES                                      6,677               6,216
                                                                     -----------         -----------
                                                                         346,685             316,640
                                                                     -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 5,131,303           4,305,535
                                                                     ===========         ===========

* - Adjusted for adoption of SFAS No. 147
See accompanying notes to unaudited consolidated financial statements

               NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    MARCH 31,                       SEPTEMBER 30,
                                                               2003           2002 *            2003           2002 *
                                                             --------        --------         --------        --------
INTEREST INCOME:
   LOANS RECEIVABLE                                          $ 56,679          57,181          172,254         171,156
   MORTGAGE-BACKED SECURITIES                                   7,099           6,491           19,966          20,286
   TAXABLE INVESTMENT SECURITIES                                2,421           2,575            7,178           8,653
   TAX-FREE INVESTMENT SECURITIES                               2,179           1,720            6,076           4,591
   INTEREST-EARNING DEPOSITS                                      889             816            2,974           2,411
                                                             --------        --------         --------        --------
             TOTAL INTEREST INCOME                             69,267          68,783          208,448         207,097

INTEREST EXPENSE:
   DEPOSITS                                                    26,405          29,185           83,405         100,973
   BORROWED FUNDS                                               7,405           5,306           20,881          12,951
                                                             --------        --------         --------        --------
             TOTAL INTEREST EXPENSE                            33,810          34,491          104,286         113,924

             NET INTEREST INCOME                               35,457          34,292          104,162          93,173
PROVISION FOR LOAN LOSSES                                       2,294           1,664            6,120           4,555
                                                             --------        --------         --------        --------
             NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES                                   33,163          32,628           98,042          88,618

NONINTEREST INCOME:
   SERVICE CHARGES AND FEES                                     3,187           2,881           10,083           8,839
   TRUST AND OTHER FINANCIAL SERVICES INCOME                      931             578            2,591           1,640
   INSURANCE COMMISSION INCOME                                    208             285              963           1,091
   GAIN ON SALE OF MARKETABLE SECURITIES, NET                     176              (2)             720              28
   GAIN ON SALE OF LOANS, NET                                     340              79            1,558             544
   GAIN ON SALE OF REAL ESTATE OWNED, NET                         132              (3)             314             451
   INCREASE IN CASH SURRENDER VALUE OF BANK
      OWNED LIFE INSURANCE                                        787               -            2,411               -
   WRITEDOWN OF INVESTMENT SECURITIES                               -            (400)               -            (400)
   OTHER OPERATING INCOME                                         642             323            1,443             968
                                                             --------        --------         --------        --------
             TOTAL NONINTEREST INCOME                           6,403           3,741           20,083          13,161

NONINTEREST EXPENSE:
   COMPENSATION AND EMPLOYEE BENEFITS                          13,811          12,346           40,431          35,692
   PREMISES AND OCCUPANCY COSTS                                 3,474           3,095            9,972           8,773
   OFFICE OPERATIONS                                            2,028           1,786            6,168           5,227
   PROCESSING EXPENSES                                          1,898           1,913            6,048           5,298
   ADVERTISING                                                  1,113             576            2,399           1,531
   OTHER EXPENSES                                               3,094           1,879            7,616           5,826
                                                             --------        --------         --------        --------
             TOTAL NONINTEREST EXPENSE                         25,418          21,595           72,634          62,347

             INCOME BEFORE INCOME TAXES AND
               CUMULATIVE EFFECT OF ACCOUNTING CHANGE          14,148          14,774           45,491          39,432
             FEDERAL AND STATE INCOME TAXES                     3,952           4,696           13,564          12,344
                                                             --------        --------         --------        --------
             INCOME BEFORE CUMULATIVE EFFECT OF
               ACCOUNTING CHANGE                               10,196          10,078           31,927          27,088
             CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 -               -                -           2,237
                                                             --------        --------         --------        --------
                    NET INCOME                               $ 10,196          10,078           31,927          29,325
                                                             ========        ========         ========        ========

BASIC PER SHARE AMOUNTS:
   INCOME BEFORE CUMULATIVE EFFECT OF                        $   0.21        $   0.21         $   0.67        $   0.57
             ACCOUNTING CHANGE
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    $   0.00        $   0.00         $   0.00        $   0.05
                                                             --------        --------         --------        --------
   NET INCOME                                                $   0.21        $   0.21         $   0.67        $   0.62
                                                             ========        ========         ========        ========

DILUTED PER SHARE AMOUNTS:
   INCOME BEFORE CUMULATIVE EFFECT OF                        $   0.21        $   0.21         $   0.66        $   0.56
             ACCOUNTING CHANGE
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    $   0.00        $   0.00         $   0.00        $   0.05
                                                             --------        --------         --------        --------
   NET INCOME                                                $   0.21        $   0.21         $   0.66        $   0.61
                                                             ========        ========         ========        ========

* - Adjusted for adoption of SFAS No. 147
See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                                            Unearned
THREE-MONTHS ENDED MARCH 31, 2002                                                                Accum.    Recognition
                                                    Common Stock                                 Other         and         Total
                                               ----------------------  Paid-in    Retained   Comprehensive  Retention  Shareholders'
                                                 Shares      Amount    Capital    Earnings *     Income    Plan Shares    Equity *
                                               ----------  ----------  --------  ---------- ------------- ----------- ------------
Beginning balance at December 31, 2001         47,488,832  $    4,749    71,460     214,363        4,077          (57)     294,592

Comprehensive income:
  Net income                                            -           -         -      10,078            -            -       10,078
  Change in unrealized gain on securities,
   net of tax and reclassification adjustment           -           -         -           -         (796)           -         (796)
                                               ----------  ----------  --------  ----------   ----------   ----------   ----------
Total comprehensive income                              -           -         -      10,078         (796)           -        9,282

Exercise of stock options                          18,752           2        86           -            -            -           88

RRP shares released                                     -           -         -           -            -           57           57

Dividends declared ($.06 per share)                     -           -         -        (726)           -            -         (726)
                                               ----------  ----------  --------  ----------   ----------   ----------   ----------

Ending balance at March 31, 2002               47,507,584  $    4,751    71,546     223,715        3,281            -      303,293
                                               ==========  ==========  ========  ==========   ==========   ==========   ==========



                                                                                                          Unearned
 THREE-MONTHS ENDED MARCH 31, 2003                                                              Accum.   Recognition
                                                    Common Stock                                Other        and          Total
                                               ----------------------  Paid-in    Retained  Comprehensive  Retention   Shareholders'
                                                 Shares      Amount    Capital   Earnings *     Income    Plan Shares    Equity *
                                               ----------  ----------  --------  ----------   ----------   ----------   ----------
Beginning balance at December 31, 2002         47,639,626  $    4,764    72,321     253,606        6,457            -      337,148

Comprehensive income:
  Net income                                            -           -         -      10,196            -            -       10,196
  Change in unrealized gain on securities,
   net of tax and reclassification adjustment           -           -         -           -          220            -          220
                                               ----------  ----------  --------  ----------   ----------   ----------   ----------
Total comprehensive income                              -           -         -      10,196          220            -       10,416

Exercise of stock options                          20,307           2       102           -            -            -          104

Dividends declared ($.08 per share)                     -           -         -        (983)           -            -         (983)
                                               ----------  ----------  --------  ----------   ----------   ----------   ----------

Ending balance at March 31, 2003               47,659,933  $    4,766    72,423     262,819        6,677            -      346,685
                                               ==========  ==========  ========  ==========   ==========   ==========   ==========

* - Adjusted for adoption of SFAS No. 147
 See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                                                                           Unearned
NINE-MONTHS ENDED MARCH 31, 2002                                                                Accum.    Recognition
                                                    Common Stock                                Other         and          Total
                                               ----------------------  Paid-in   Retained   Comprehensive  Retention   Shareholders'
                                                 Shares      Amount    Capital   Earnings *    Income     Plan Shares    Equity *
                                               ----------  ----------  --------  ----------   ----------   ----------   ----------
Beginning balance at June 30, 2001             47,426,755  $    4,743    71,283     196,566        3,178          (57)     275,713

Comprehensive income:
  Net income                                            -           -         -      29,325            -            -       29,325
  Change in unrealized gain on securities,
   net of tax and reclassification adjustment           -           -         -           -          103            -          103
                                               ----------  ----------  --------  ----------   ----------   ----------   ----------
Total comprehensive income                              -           -         -      29,325          103            -       29,428

Exercise of stock options                          80,829           8       263           -            -            -          271

RRP shares released                                     -           -         -           -            -           57           57

Dividends declared ($.18 per share)                     -           -         -      (2,176)           -            -       (2,176)
                                               ----------  ----------  --------  ----------   ----------   ----------   ----------

Ending balance at March 31, 2002               47,507,584  $    4,751    71,546     223,715        3,281            -      303,293
                                               ==========  ==========  ========  ==========   ==========   ==========   ==========



                                                                                                           Unearned
 NINE-MONTHS ENDED MARCH 31, 2003                                                               Accum.   Recognition
                                                    Common Stock                                Other        and           Total
                                               ----------------------   Paid-in   Retained  Comprehensive  Retention   Shareholders'
                                                 Shares      Amount     Capital  Earnings *     Income     Plan Shares    Equity *
                                               ----------  ----------  --------  ----------   ----------   ----------   ----------
Beginning balance at June 30, 2002             47,549,659  $    4,755    71,838     233,831        6,216            -      316,640

Comprehensive income:
  Net income                                            -           -         -      31,927            -            -       31,927
  Change in unrealized gain on securities,
   net of tax and reclassification adjustment           -           -         -           -          461            -          461
                                               ----------  ----------  --------  ----------   ----------   ----------   ----------
Total comprehensive income                              -           -         -      31,927          461            -       32,388

Exercise of stock options                         110,274          11       585           -            -            -          596

Dividends declared ($.24 per share)                     -           -         -      (2,939)           -            -       (2,939)
                                               ----------  ----------  --------  ----------   ----------   ----------   ----------

Ending balance at March 31, 2003               47,659,933  $    4,766    72,423     262,819        6,677            -      346,685
                                               ==========  ==========  ========  ==========   ==========   ==========   ==========

* - Adjusted for adoption of SFAS No. 147
 See accompanying notes to unaudited consolidated financial statements

             NORTHWEST BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (DOLLARS IN THOUSANDS)

                                                                     Three Months  Three Months  Nine Months   Nine Months
                                                                        Ended         Ended         Ended         Ended
                                                                      3/31/2003     3/31/02 *     3/31/2003     3/31/02 *
                                                                      ---------     ---------     ---------     ---------
OPERATING ACTIVITIES:
  Net Income                                                          $  10,196        10,078        31,927        29,325
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                          2,294         1,664         6,120         4,555
       Net loss (gain) on sale of assets                                   (648)          (74)       (2,592)       (1,023)
       Net depreciation, amortization and accretion                       2,611         1,253         7,444         4,468
       Decrease (increase) in other assets                                1,614          (200)       (7,133)       (2,742)
       Increase (decrease) in other liabilities                            (847)        3,952        (1,919)        2,639
       Net amortization (accretion) of premium/discount on
          marketable securities                                             111          (915)         (424)       (3,081)
       Noncash compensation expense related to stock benefit plans            -            57             -            57
       Noncash writedown of investment securities                             -           400             -           400
       Noncash cumulative change in accounting principle                      -             -             -        (2,237)
                                                                      ---------     ---------     ---------     ---------
            Net cash provided by operating activities                    15,331        16,215        33,423        32,361

INVESTING ACTIVITIES:
       Purchase of marketable securities held-to-maturity              (211,133)      (39,372)     (476,280)     (117,775)
       Purchase of marketable securities available-for-sale            (276,984)      (45,084)     (438,984)     (142,800)
       Proceeds from maturities and principal reductions
          of marketable securities held-to-maturity                     102,231        19,991       229,398        55,476
       Proceeds from maturities and principal reductions
          of marketable securities available-for-sale                    53,004        50,530       148,675        98,307
       Proceeds from sales of marketable securities,
          available-for-sale                                             25,019         4,569        82,999        18,914
       Loan originations                                               (306,736)     (252,697)     (921,465)     (744,107)
       Proceeds from loan maturities and principal reductions           255,785       207,652       683,265       538,120
       Proceeds from loan sales                                          50,517        22,985       166,415       110,609
       Purchase of FHLB stock                                            (1,736)            -        (7,942)            -
       Proceeds from sale of real estate owned                           (3,393)          169        (8,321)        1,665
       Net (purchase) sale of real estate owned for investment            1,456            74         4,035            (7)
       Purchase of premises and equipment                                   159        (3,697)           77       (11,084)
       Acquisitions, net of cash received                                     -          (949)        2,619        53,443
                                                                      ---------     ---------     ---------     ---------
            Net cash used by investing activities                     $(311,811)      (35,829)     (535,509)     (139,239)

* - Adjusted for adoption of SFAS No. 147

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                               Three Months  Three Months   Nine Months   Nine Months
                                                                   Ended         Ended         Ended         Ended
                                                                 3/31/2003     3/31/02 *     3/31/2003     3/31/02 *
                                                                 ---------     ---------     ---------     ---------
FINANCING ACTIVITIES:
     Increase (decrease) in deposits, net                        $ 177,409        62,333       454,039       157,348
     Proceeds from long-term borrowings                                  -             -       180,000           541
     Repayments of long-term borrowings                             (4,214)          (38)      (15,684)      (17,275)
     Net increase (decrease) in short-term borrowings               (1,195)        2,249         4,010        (3,126)
     Increase (decrease) in advances by borrowers for
        taxes and insurance                                            (69)         (229)       (3,738)       (4,377)
     Proceeds from issuance of guaranteed preferred
       beneficial interests in the Company's junior
       subordinated deferrable interest debentures                       -             -             -        99,000
     Cash dividends paid                                              (983)         (726)       (2,939)       (2,176)
     Proceeds from stock options exercised                             104            88           596           271
                                                                 ---------     ---------     ---------     ---------
          Net cash provided by financing activities                171,052        63,677       616,284       230,206

Net increase (decrease) in cash and cash equivalents             $(125,428)       44,063       114,198       123,328
                                                                 =========     =========     =========     =========

 Cash and cash equivalents at beginning of period                $ 457,380       175,231       217,754        95,966
 Net increase (decrease) in cash and cash equivalents             (125,428)       44,063       114,198       123,328
                                                                 ---------     ---------     ---------     ---------
 Cash and cash equivalents at end of period                      $ 331,952       219,294       331,952       219,294
                                                                 =========     =========     =========     =========


 Cash paid during the period for:
   Interest on deposits and borrowings (including interest
      credited to deposit accounts of $22,407, $23,676,
      $69,924 and $81,209, respectively)                         $  34,086        32,803       105,627       112,561
                                                                 =========     =========     =========     =========
   Income taxes                                                  $   1,950         2,854        10,829        10,089
                                                                 =========     =========     =========     =========


 Business acquisitions:
   Fair value of assets acquired                                 $       -         1,787       176,885        32,566
   Cash received (paid)                                                  -          (949)        2,619        53,443
                                                                 ---------     ---------     ---------     ---------
    Liabilities assumed                                          $       -           838       179,504        86,009
                                                                 =========     =========     =========     =========


 Non-cash activities:
   Loans transferred to real estate owned                        $     702         2,143         2,149         3,124
                                                                 =========     =========     =========     =========
   Sale of real estate owned financed by the Company             $     280           113           584           624
                                                                 =========     =========     =========     =========



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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the necessary footnote information for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accountings policies described in the financial statements included in the Company's Annual Report of Form 10-K/A for the fiscal year ended June 30, 2002. Certain items previously reported have been reclassified to conform with the current period's reporting format. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(2)      PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Northwest Savings Bank ("Northwest"), Jamestown Savings Bank ("Jamestown"), Northwest Capital Trust I, Northwest Bancorp Statutory Trust I, Northwest Consumer Discount Company, Northwest Finance Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Boetger and Associates, Inc., Rid-Fed, Inc., Allegheny Services, Inc., and Great Northwest Corporation. All significant intercompany items have been eliminated.

(3)      BUSINESS SEGMENTS

The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banks segment includes the two savings bank subsidiaries of the Company, Northwest and Jamestown, as well as the subsidiaries of the savings banks that provide similar products and services. The savings banks are community-oriented institutions that offer a full array of traditional deposit and loan products, including mortgage, consumer and commercial loans, as well as trust, investment management and brokerage services typically offered by a full-service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, that operates 46 offices in Pennsylvania and two offices in southwestern New York. The subsidiary compliments the services of the banks by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Northwest. Net income is primarily used by management to measure segment performance. The following tables provide financial information for these segments. The "All Other" column represents the parent company, other nonbank subsidiaries and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

AS OF OR FOR THE THREE MONTHS ENDED:

-----------------------------------------------------------------------------------------------------------------------
                                                     Community           Consumer
MARCH 31, 2003 ($ IN 000'S)                            Banks              Finance          All Other *     Consolidated
-----------------------------------------------------------------------------------------------------------------------
 External interest income                           $   64,603              4,513               151             69,267
-----------------------------------------------------------------------------------------------------------------------
 Intersegment interest income                            1,243                  -            (1,243)                 -
-----------------------------------------------------------------------------------------------------------------------
 Interest expense                                       32,101              1,343               366             33,810
-----------------------------------------------------------------------------------------------------------------------
 Provision for loan losses                               1,794                500                 -              2,294
-----------------------------------------------------------------------------------------------------------------------
 Noninterest income                                      6,107                296                 -              6,403
-----------------------------------------------------------------------------------------------------------------------
 Noninterest expense                                    23,278              1,930               210             25,418
-----------------------------------------------------------------------------------------------------------------------
 Income tax expense (benefit)                            4,123                429              (600)             3,952
-----------------------------------------------------------------------------------------------------------------------
 Net income                                             10,657                607            (1,068)            10,196
-----------------------------------------------------------------------------------------------------------------------
 Total assets                                       $4,987,757            123,236            20,310          5,131,303
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                     Community           Consumer
MARCH 31, 2002 ($ IN 000'S)                            Banks              Finance         All Other *      Consolidated
-----------------------------------------------------------------------------------------------------------------------
 External interest income                           $   63,872              4,856                55             68,783
-----------------------------------------------------------------------------------------------------------------------
 Intersegment interest income                            1,157                  -            (1,157)                 -
-----------------------------------------------------------------------------------------------------------------------
 Interest expense                                       32,836              1,600                55             34,491
-----------------------------------------------------------------------------------------------------------------------
 Provision for loan losses                                 865                799                 -              1,664
-----------------------------------------------------------------------------------------------------------------------
 Noninterest income                                      3,495                246                 -              3,741
-----------------------------------------------------------------------------------------------------------------------
 Noninterest expense                                    19,672              1,832                91             21,595
-----------------------------------------------------------------------------------------------------------------------
 Income tax expense (benefit)                            4,893                350              (547)             4,696
-----------------------------------------------------------------------------------------------------------------------
 Net income                                             10,258                521              (701)            10,078
-----------------------------------------------------------------------------------------------------------------------
 Total assets                                       $4,058,772            131,516            10,149          4,200,437
-----------------------------------------------------------------------------------------------------------------------

* Eliminations consist of intercompany interest income and interest expense

AS OF OR FOR THE NINE MONTHS ENDED:

-----------------------------------------------------------------------------------------------------------------------
                                                    Community            Consumer
MARCH 31, 2003 ($ IN 000'S)                            Banks              Finance          All Other *     Consolidated
-----------------------------------------------------------------------------------------------------------------------
 External interest income                           $  194,634             13,558               256             208,448
-----------------------------------------------------------------------------------------------------------------------
 Intersegment interest income                            4,089                  -            (4,089)                  -
-----------------------------------------------------------------------------------------------------------------------
 Interest expense                                       99,377              4,404               505             104,286
-----------------------------------------------------------------------------------------------------------------------
 Provision for loan losses                               4,189              1,931                 -               6,120
-----------------------------------------------------------------------------------------------------------------------
 Noninterest income                                     19,284                799                 -              20,083
-----------------------------------------------------------------------------------------------------------------------
 Noninterest expense                                    66,607              5,620               407              72,634
-----------------------------------------------------------------------------------------------------------------------
 Income tax expense (benefit)                           14,281                996            (1,713)             13,564
-----------------------------------------------------------------------------------------------------------------------
 Net income                                             33,553              1,406            (3,032)             31,927
-----------------------------------------------------------------------------------------------------------------------
 Total assets                                       $4,987,757            123,236            20,310           5,131,303
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                     Community          Consumer
MARCH 31, 2003 ($ IN 000'S)                            Banks             Finance          All Other *      Consolidated
-----------------------------------------------------------------------------------------------------------------------
 External interest income                           $  192,367             14,571               159             207,097
-----------------------------------------------------------------------------------------------------------------------
 Intersegment interest income                            4,927                  -            (4,927)                  -
-----------------------------------------------------------------------------------------------------------------------
 Interest expense                                      111,532              5,603            (3,211)            113,924
-----------------------------------------------------------------------------------------------------------------------
 Provision for loan losses                               2,295              2,260                 -               4,555
-----------------------------------------------------------------------------------------------------------------------
 Noninterest income                                     12,216                945                 -              13,161
-----------------------------------------------------------------------------------------------------------------------
 Noninterest expense                                    56,754              5,280               313              62,347
-----------------------------------------------------------------------------------------------------------------------
 Income tax expense (benefit)                           12,169                976              (801)             12,344
-----------------------------------------------------------------------------------------------------------------------
 Cumulative effect of accounting
 change                                                  2,237                  -                 -               2,237
-----------------------------------------------------------------------------------------------------------------------
 Net income                                             28,997              1,397            (1,069)             29,325
-----------------------------------------------------------------------------------------------------------------------
 Total assets                                       $4,058,772            131,516            10,149           4,200,437
-----------------------------------------------------------------------------------------------------------------------

* Eliminations consist of intercompany interest income and interest expense

(4)      BUSINESS COMBINATION

On September 13, 2002, the Company completed the previously announced acquisition of Prestige Bancorp, Inc., and its subsidiary Prestige Bank, both headquartered in Pleasant Hills, Pennsylvania. The acquisition included the four offices of Prestige Bank, assets of approximately $180 million including approximately $18.6 million of cash, deposits of approximately $122 million and shareholders' equity of approximately $10 million. Under terms of the agreement, shareholders received $13.75 in cash for each share of Prestige Bancorp, Inc. common stock, or approximately $14.6 million, resulting in goodwill of approximately $5.0 million and other intangible assets of approximately $700,000.

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

As a result of adopting SFAS 147, the Company reclassified approximately $60 million of previously unidentifiable intangible assets to goodwill and ceased the regularly scheduled amortization expense of these intangible assets.

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

The following table illustrates the effect of the adoption of SFAS 147 on net income for each period presented in the preceding interim financial statements:

---------------------------------------------------------------------------------------------------
                                    Three months     Three months     Nine months      Nine months
                                        ended            ended           ended            ended
                                       3/31/03          3/31/02         3/31/03          3/31/02
---------------------------------------------------------------------------------------------------
Previously reported net income       $   10,196            8,969           31,927           26,145

Add back goodwill amortization
(net of tax)                                 --            1,109               --            3,180
                                     ----------       ----------       ----------       ----------

Adjusted net income                  $   10,196           10,078           31,927           29,325
                                     ==========       ==========       ==========       ==========

Earnings per share (diluted):

Previously reported earnings
   per share                         $     0.21       $     0.19       $     0.66       $     0.55
Add back goodwill amortization
(net of tax)                               0.00             0.02             0.00             0.06
                                     ----------       ----------       ----------       ----------

Adjusted earnings per share          $     0.21       $     0.21       $     0.66       $     0.61
                                     ==========       ==========       ==========       ==========
---------------------------------------------------------------------------------------------------

(6)      BORROWED FUNDS

Borrowed funds as of March 31, 2003 and June 30, 2002, are presented in the following table:

------------------------------------------------------------------------------------------
                                                     March 31, 2003      June 30, 2002
                                                 -----------------------------------------

Term notes payable to the FHLB of Pittsburgh:
         Due within one year                             $ 41,439              34,200
         Due between one and two years                      7,998                 150
         Due between two and three years                   27,145              25,000
         Due between three and four years                      --                  --
         Due between four and five years                   43,734                  --
         Due between five and ten years                   333,967             175,000
         Due between ten and twenty years                   1,110               1,150
                                                         --------            --------
                                                          455,393             235,500
Revolving line of credit, Federal Home
  Loan Bank of Pittsburgh                                      --                  --
Other borrowings due between
  one and two years                                           180                 180
Investor notes payable, due
  various dates through 2006                                6,409               6,414
Securities sold under agreement to
  repurchase, due various dates                            21,180              17,166
                                                         --------            --------


                        Total borrowed funds             $483,162             259,260
                                                         ========            ========

------------------------------------------------------------------------------------------


(7)      GUARANTEES

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company's customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit is $7.7 million, of which $6.6 million is fully collateralized. Currently no liability has been recognized by the Company for these obligations. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

(8)      STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options and discloses the fair value of options granted as permitted by SFAS No. 123, Accounting for Stock-based Compensation. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the common stock at the date of grant. Stock-based employee compensation cost, net of any related tax effects, that would have been included in the determination of net income if the fair value based method had been applied is $70,000 and $39,000 for the three month periods ended March 31, 2003 and 2002, respectively, and $193,000 and $87,000 for the nine month periods ended March 31, 2003 and 2002, respectively.

The following table summarizes the pro forma effect assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

--------------------------------------------------------------------------------------------------------
                                      Three months ended March 31,           Nine months ended March 31,
                                ------------------------------------------------------------------------
                                       2003                2002                2003               2002
                                ------------------------------------------------------------------------
Net income:
    As reported                       10,196              10,078             31,927              29,325
    Pro forma                         10,126              10,039             31,734              29,238

Basic earnings per share:
    As reported                        $0.21               $0.21              $0.67               $0.62
    Pro forma                          $0.21               $0.21              $0.67               $0.62

Diluted earnings per share:
    As reported                        $0.21               $0.21              $0.66               $0.61
    Pro forma                          $0.21               $0.21              $0.66               $0.61
--------------------------------------------------------------------------------------------------------

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


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2002 TO MARCH 31, 2003

ASSETS

At March 31, 2003 the Company had total assets of $5.131 billion, an increase of $825.8 million, or 19.2%, from $4.306 billion at June 30, 2002. This increase was funded primarily by an increase in deposits of $575.8 million, an increase in borrowed funds of $223.9 million, and net income of $31.9 million.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $1.648 billion at March 31, 2003, an increase of $598.3 million, or 57.0%, from $1.050 billion at June 30, 2002. This increase resulted from the investment of funds received from the growth in deposits and borrowed funds as well as approximately $30 million of marketable securities received as part of the acquisition of Prestige Bancorp, Inc. and its subsidiary Prestige Bank, which occurred during the Company's first fiscal quarter. Net loans receivable increased by $191.7 million, or 6.4%, to $3.204 billion at March 31, 2003 from $3.013 billion at June 30, 2002. This increase resulted primarily from the purchase of approximately $132 million of loans as part of the Prestige Bank acquisition mentioned above, as the Company experienced internal loan growth that was slow compared to historical standards.

LIABILITIES

Deposits increased by $575.8 million, or 16.0%, to $4.169 billion at March 31, 2003 from $3.593 billion at June 30, 2002. This increase resulted primarily from strong internal deposit growth, along with the purchase of four retail offices with deposits of approximately $122 million as part of the Prestige Bank acquisition. Borrowed funds increased by $223.9 million, or 86.4%, to $483.2 million at March 31, 2003 from $259.3 million at June 30, 2002. This increase is primarily the result of the Company borrowing long-term fixed-rate funds from the Federal Home Loan Bank of Pittsburgh ("FHLB") which were used to purchase floating rate investment securities as part of its interest-rate risk strategy. In addition, approximately $55.9 million of FHLB borrowings were assumed as part of the Prestige acquisition.

CAPITAL RESOURCES AND LIQUIDITY

Total shareholders' equity at March 31, 2003 was $346.7 million, an increase of $30.1 million, or 9.5%, from $316.6 million at June 30, 2002. This increase was primarily attributable to net income for the nine month period of $31.9 million partially offset by the payment of cash dividends of $2.9 million.

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

                                 March 31, 2003

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
-----------------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
-----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                         $ 304,037      12.34%    $ 197,118       8.00%   $ 246,398       10.00%
-----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                         $  18,543      10.57%    $  14,037       8.00%   $  17,546       10.00%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Tier I Capital (to risk weighted assets):
-----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                         $ 278,556      11.31%    $  98,559       4.00%   $ 147,839        6.00%
-----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                         $  17,170       9.79%    $   7,018       4.00%   $  10,527        6.00%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Tier I Capital (leverage) (to average assets):
-----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                         $ 278,556       6.00%    $ 139,318       3.00%*  $ 232,196        5.00%
-----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                         $  17,170       5.46%    $   9,438       3.00%*  $  15,729        5.00%
-----------------------------------------------------------------------------------------------------------------------

                                  June 30, 2002

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
-----------------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
-----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $276,565      12.49%     $177,174       8.00%    $221,467       10.00%
-----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $ 14,727      11.04%     $ 10,673       8.00%    $ 13,341       10.00%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Tier I Capital (to risk weighted assets):
-----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $253,937      11.47%     $ 88,587       4.00%    $132,880        6.00%
-----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $ 13,765      10.32%     $  5,336       4.00%    $  8,004        6.00%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Tier I Capital (leverage) (to average assets):
-----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $253,937       6.47%     $117,767       3.00%*   $196,279        5.00%
-----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $ 13,765       5.87%     $  7,035       3.00%*   $ 11,725        5.00%
-----------------------------------------------------------------------------------------------------------------------

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of March 31, 2003, the Company had not been advised of any additional requirements in this regard.

The Company's banking subsidiaries, Northwest and Jamestown, are required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the applicable state department of banking during their regular examinations. The Banks' internal liquidity requirements are based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Banks have always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at March 31, 2003 was 27.8% and 52.0% for Northwest and Jamestown, respectively. The Company and its subsidiaries adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

The Company paid $2.9 million in cash dividends in the first nine months of the current fiscal year, compared with $2.2 million in the prior year period. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 38.1% in the third quarter on a dividend of $.08 compared with 28.6% in the same period last year on a dividend of $.06 per share.

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual status when they are more than 90 days contractually delinquent and may also be placed on nonaccrual status even if not more than 90 days delinquent but other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell or the principal balance of the related loan. Nonperforming assets increased by $5.6 million, or 26.9%, to $26.6 million at March 31, 2003 from $21.0 million at June 30, 2002. This increase is attributable to nonperforming loans acquired as part of our acquisition of Prestige Bancorp, Inc. and an increase in consumer loans greater than 90 days delinquent. Management believes that the generally low level of nonperforming assets is attributable to stringent credit policies and sustained collection procedures.

                                                                                    (Dollars in Thousands)

--------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:                                    March 31, 2003           June 30, 2002
--------------------------------------------------------------------------------------------------------------------
One-to-four family residential loans                                             $  8,525                  $  7,278
--------------------------------------------------------------------------------------------------------------------
Multifamily and commercial real estate loans                                        2,658                     2,407
--------------------------------------------------------------------------------------------------------------------
Consumer loans                                                                      5,827                     3,991
--------------------------------------------------------------------------------------------------------------------
Commercial business loans                                                           5,727                     2,124
--------------------------------------------------------------------------------------------------------------------
                Total                                                            $ 22,737                  $ 15,800
--------------------------------------------------------------------------------------------------------------------
Total nonperforming loans as a percentage of
 net loans receivable                                                                 .71%                      .52%
--------------------------------------------------------------------------------------------------------------------
Total real estate acquired through foreclosure
 and other real estate owned                                                     $  3,851                  $  5,157
--------------------------------------------------------------------------------------------------------------------
                Total nonperforming assets                                       $ 26,588                  $ 20,957
--------------------------------------------------------------------------------------------------------------------
Total nonperforming assets as a percentage of
 total assets                                                                         .52%                      .49%
--------------------------------------------------------------------------------------------------------------------


A loan is considered to be impaired, as defined by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less that the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at March 31, 2003 and June 30, 2002 were $8.4 million and $4.5 million, respectively.

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

On a monthly basis, the Credit Review and Administration ("CRA") department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This review includes the monthly delinquency reports as well as historical comparisons and trend analysis. On a quarterly basis the CRA department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. The Company's loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as "special mention", "substandard", "doubtful" or "loss." Loans that do not expose the Company to risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as "special mention". A "substandard" loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as "doubtful" have all the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make a collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as "loss" are considered uncollectible so that their continuance as assets without the establishment of a specific loss reserve in not warranted.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND
2002

Net income for the three months ended March 31, 2003 was $10.2 million, or $.21 per diluted share, an increase of $100,000 from $10.1 million, or $.21 per diluted share, for the same quarter last year. The prior-year figures have been adjusted, as required by SFAS 147, to reflect operating results excluding the amortization of certain unidentifiable intangible assets that arose as a result of branch acquisitions completed by the Company in previous years. The effect on net income of the adoption of SFAS 147 was an increase of $1.1 million, or $.02 per diluted share, for each three-month period ended March 31, 2003 and 2002. The increase in net income also resulted from a $1.2 million increase in net interest income, a $2.7 million increase in noninterest income and a $744,000 decrease in income tax expense which were offset by a $630,000 increase in the provision for loan losses and a $3.8 million increase in noninterest expense.

Net income for the three months ended March 31, 2003 represents an 11.94% and ..81% return on average equity and return on average assets, respectively, compared to 13.48% and .97% for the same quarter last year.

INTEREST INCOME

Total interest income increased by $1.1 million, or 1.5%, on a taxable equivalent basis, to $70.7 million due to an increase in average interest earning assets of $801.2 million, or 20.4%, to $4.722 billion. The effect of the increase in interest earning assets on interest income was offset by a decrease in the yield on interest earning assets to 5.99% from 7.11%. The increase in average interest earning assets resulted from strong internal deposit growth, additional borrowings invested in variable rate investments and the acquisition of Prestige. The decrease in the overall yield on interest earning assets quarter-over-quarter resulted from the repricing of variable rate assets, as well as the growth of interest earning assets during a period of declining interest rates.

Interest income on loans receivable decreased by $160,000, or less than 1%, on a taxable equivalent basis, to $57.0 million primarily because of a decrease in the average rate to 7.11% from 7.72%. The effect of this decrease was partially offset by an increase in the average balance outstanding of $245.8 million. Average loans outstanding increased primarily as a result of the $132 million of loans obtained as part of the Prestige acquisition, as well as average internal loan growth. The decrease in average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans in a declining interest rate environment, along with the growth in the Company's loan portfolio over the past year at interest rate levels lower than the then existing average portfolio rate.

Interest income on mortgage-backed securities increased by $608,000, or 9.4%, to $7.1 million primarily because of an increase in the average balance of $294.2 million, or 57.5%, to $806.3 million. The effect of the increase in average balance was partially offset by a decrease in the average yield to 3.52% from 5.07%. The average balance increased primarily as a result of investing the funds from the aforementioned deposit and borrowing growth. The average yield on mortgage-backed securities, of which approximately 80% are variable rate, primarily decreased as a result of the continued reduction in short-term market interest rates.

Interest income on investment securities increased by $517,000, or 10.5%, to $5.4 million, on a taxable-equivalent basis. The average balance increased $59.4 million, or 20.3% to $352.5 million, while the average yield decreased to 6.18% from 6.73%. The increase in the average balance of investment securities was primarily due to the investment of funds generated from the aforementioned deposit and borrowing growth. The decrease in the taxable equivalent yield was a result of purchasing investment securities in a lower interest rate environment.

Interest income on interest-earning deposits increased by $73,000, or 8.9%, because the average balance of interest-earning deposits increased by $190.1 million, or 145.5%, to $320.8 million which was partially offset by a decrease in the average yield to 1.11% from 2.50%. The increase in average balance is primarily because the Company has experienced difficulty in deploying the significant inflow of funds from deposit growth, borrowings and loan payments into loans and investments. The decrease in the average yield is a result of the continued decline in short-term market rates over the last twelve months.

INTEREST EXPENSE

Total interest expense decreased by $681,000, or 2.0%, to $33.8 million primarily due to a decrease in the average cost of interest-bearing liabilities to 3.02% from 3.81%, which was partially offset by an increase in the average balance of interest-bearing liabilities of $859.0 million, or 23.7%, to $4.480 billion. The decrease in the cost of funds resulted primarily from the Company's depositors moving funds from certificates of deposit, to savings accounts and insured money fund accounts, which typically have lower rates than certificates of deposit. In addition, the Company was able to secure long-term fixed-rate borrowings from the FHLB at favorable funding rates which lowered its overall cost of borrowings. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $629.1 million, or 19.3%, in the average balance of deposits, mainly attributed to the growth of existing offices along with new office openings and to a lesser extent, acquisitions. Average borrowed funds also increased by $229.9 million, or 90.2%, as the Company secured these long-term fixed-rate borrowings from the FHLB which were used to purchase variable rate assets.

NET INTEREST INCOME

Net interest income increased by $1.7 million, or 5.0%, on a taxable equivalent basis, to $36.9 million compared to $35.2 million. This increase in net interest income was attributable to the overall growth in the Company's balance sheet. The Company's net interest rate spread compressed to 2.97%, from 3.30% as the average yield on interest earning assets decreased more than the average cost on interest bearing liabilities.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $630,000, or 37.9%, to $2.3 million from $1.7 million. Management analyzes the allowance for loan losses as described in the section entitled "Allowance for Loan Losses." The provision that is recorded is sufficient, in management's judgement, to bring this reserve to a level that reflects the risk inherent in the Company's loan portfolio relative to loan mix, economic conditions and historical loss experience. As part of this analysis, management considered the increase in net charge-offs for the period of $895,000, or 87.6%, to $1.9 million compared to $1.0 million for the same period last year. In addition, management considered the growth in the commercial loan portfolio during the current quarter and the increase in nonperforming loans of $6.6 million, or 41.2%, to $22.7 million at March 31, 2003 from $16.1 million at March 31, 2002.

NONINTEREST INCOME

Noninterest income increased by $2.7 million, or 71.2%, to $6.4 million for the current quarter from $3.7 million for the same period in the prior year. The Company experienced a favorable increase in the fee income associated with loans and deposits of $306,000, or 10.6%, to $3.2 million for the quarter, related primarily to the growth of those portfolios. Trust and other financial services income increased by $353,000, or 61.1%, to $931,000 for the quarter primarily as a result of the additional fee income contributed by Boetger and Associates, an actuarial and retirement plan services company acquired on July 1, 2002. The Company's gain on sale of loans increased by $261,000, or 330.4%, to $340,000 as the Company sold almost all of the fixed-rate mortgage loans originated through its wholesale lending business while retaining the rights to service those loans. The Company is also realizing the benefit of purchasing $60 million of insurance on the lives of its directors and a certain group of key employees. The increase in the cash surrender value of these policies provided $787,000 of noninterest income for the quarter. These tax free investment returns are used to help offset the increase in employee benefit costs such as healthcare.

NONINTEREST EXPENSE

Noninterest expense increased by $3.8 million, or 17.7%, to $25.4 million from $21.6 million for the same quarter in the prior year. All major expense categories other than processing expense, increased as a result of a combination of the significant growth of the Company's retail network over the past twelve months, the expansion of its investment management, trust and brokerage services, and the addition of new products and services. Processing expense decreased from the prior year quarter due to efficiencies gained by the Company. Management believes, however, that despite these increases in costs due to expansion, progress has been made in controlling operating expense as the ratio of operating expense to average assets has remained at approximately 2.0%.

INCOME TAXES

The provision for income taxes for the three months ended March 31, 2003 decreased by $744,000, or 15.8%, compared to the same period last year. This decrease in income tax expense is primarily due to an increase in non-taxable income a decrease in pre-tax earnings of $626,000, or 4.2%.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND
2002

Net income for the nine months ended March 31, 2003 was $31.9 million, or $.66 per diluted share, an increase of $2.6 million, or 8.9%, from $29.3 million, or $.61 per diluted share, for the same period last year. The effect on net income of adopting SFAS 147 and not amortizing goodwill that originated from branch acquisitions was $3.3 million and $3.2 million for the nine month periods ended March 31, 2003 and 2002, respectively. Included in the nine month period ended March 31, 2002 is the cumulative effect of an accounting change. The accounting change in the prior year was required when the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and recognized as income $2.2 million of negative goodwill that arose from a previous acquisition. On a comparable basis, the increase in net income resulted from an $11.0 million increase in net interest income and a $6.9 million increase in noninterest income which were partially offset by an increase in noninterest expense of $10.3 million and an increase in the provision for loan losses of $1.6 million.

Net income for the nine months ended March 31, 2003 represents a 12.80% and .89% return on average equity and return on average assets, respectively, compared to 13.52% and .98% for the same prior year period.

INTEREST INCOME

Total interest income increased by $3.1 million, or 1.5%, on a taxable equivalent basis, to $212.6 million due to an increase in average interest earning assets of $685.2 million, or 18.1%, to $4.478 billion. The effect of the increase in interest earning assets was offset by a decrease in the yield on interest earning assets to 6.33% from 7.36%. The increase in average interest earning assets was funded by strong internal deposit growth, additional borrowings from the FHLB and the acquisition of Prestige. The decrease in the overall yield on interest earning assets year over year resulted from the repricing of variable rate assets, as well as the growth of interest earning assets during the period of declining interest rates.

Interest income on loans receivable increased by $2.1 million, or 1.2%, on a taxable equivalent basis, to $173.3 million due to an increase in average loans outstanding of $245.5 million, or 8.4%, to $3.155 billion. The effect of this increase was largely offset by a decrease in the average yield on loans to 7.32% from 7.84%. Average loans outstanding increased primarily because of continued loan demand throughout the Company's market area as well as the aforementioned acquisition. The decrease in average yield resulted from the repricing of variable rate loans and the refinancing of fixed rate loans in a declining interest rate environment along with the growth in the Company's loan portfolio over the past year at interest rate levels lower than the existing average portfolio rate.

Interest income on mortgage-backed securities decreased by $320,000, or 1.6%, to $20.0 million. This decrease in interest income is attributed to the decrease in average yield to 3.98% from 5.31%. The decrease in rate was partially offset by an increase in average balance of $158.9 million, or 31.2%, to $668.2 million. The average yield on mortgage-backed securities, of which approximately 80% are variable rate, decreased as a result of the continued reduction in short-term market rates. The average balance increased primarily as a result of investing the funds from the aforementioned deposit and borrowing growth as well as the securities received as part of the Prestige acquisition.

Interest income on investment securities increased by $1.0 million, or 7.1%, on a taxable equivalent basis, to $15.7 million. The increase in average balance of $71.3 million, or 27.8%, to $327.3 million was offset by a decrease in average yield to 6.39% from 7.63%. The increase in the average balance of investment securities was primarily due to the investment of funds generated from the aforementioned deposit and borrowing growth. The decrease in the taxable equivalent yield was a result of purchasing investment securities in a lower interest rate environment.

Interest income on interest-earning deposits increased by $563,000, or 23.4%, to $3.0 million as the increase in the average balance to $299.1 million from $95.3 million was partially offset by a decrease in the average yield to 1.33% from 3.37%. The increase in average balance is primarily because the Company has experienced difficulty in deploying the significant inflow of funds from deposit growth, borrowings and loan payments into loans and investments. The decrease in the average yield is a result of the continued decline in short-term market rates over the last eighteen months.

INTEREST EXPENSE

Total interest expense decreased by $9.6 million, or 8.5%, to $104.3 million primarily due to a decrease in the average cost of interest-bearing liabilities to 3.28% from 4.32% which was partially offset by an increase in the average balance of interest-bearing liabilities of $721.0 million, or 20.5%, to $4.239 billion. The decrease in the cost of funds resulted primarily from the Company's depositors moving funds from certificates of deposit, to savings and insured money fund accounts, which typically have lower rates than certificates of deposit. Also, the Company was able to lower its average cost of borrowed funds by securing long-term fixed-rate borrowings from the FHLB at favorable interest rates. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $498.5 million, or 15.5%, in the average balance of deposits, mainly attributed to the growth of existing offices along with new office openings and to lesser extent, acquisitions. Average borrowed funds and trust preferred securities also increased by $166.1 million, or 63.6%, and $56.4 million, respectively, as the Company secured long-term sources of funds at favorable interest rates.

NET INTEREST INCOME

Net interest income increased by $12.8 million, or 13.4%, on a taxable equivalent basis, to $108.3 million compared to $95.5 million. This increase in net interest income was attributable to the combination of the growth of the Company, both internally and through acquisitions, coupled with an increase in interest rate spread to 3.05% from 3.04%. The increase in spread resulted from the cost of funds on interest bearing liabilities decreasing by more than the yield on interest earning assets in response to lower market interest rates.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $1.6 million, or 34.4%, to $6.1 million from $4.5 million in the same period last year. Management analyzes the allowance for loan losses as described in the section entitled "Allowance for Loan Losses." The provision that is recorded is sufficient, in management's judgement, to bring this reserve to a level that reflects the risk inherent in the Company's loan portfolio relative to loan mix, economic conditions and historical loss experience. As part of this analysis, management considered the increase in net charge-offs for the period, the average growth of the loan portfolio of $245.5 million and the increase in nonperforming loans of $6.6 million, or 41.2%, to $22.7 million at March 31, 2003 from $16.1 million at March 31, 2002.

NONINTEREST INCOME

Noninterest income increased by $6.9 million, or 52.6%, to $20.1 million from $13.2 million in the same period last year. Fee income associated with loans and deposits increased by $1.2 million, or 14.1%, to $10.1 million for the nine-month period primarily due to the growth of those portfolios. Trust and other financial services income increased by $951,000, or 58.0%, to $2.6 million primarily as a result of the additional fee income contributed by Boetger and Associates, an actuarial and retirement plan services company acquired on July 1, 2002. The Company's gain on sale of loans increased by $1.0 million, to $1.6 million, as the Company sold most of the fixed-rate mortgage loans originated through its wholesale lending business while retaining the rights to service those loans. The Company is also realizing the benefit of purchasing $60 million of insurance on the lives of its directors and a certain group of key employees during the fourth fiscal quarter of the previous year. The increase in the cash surrender value of these policies amounted to

$2.4 million for the first nine months of the current year. These investment returns are used to help offset the increase in employee benefit costs such as healthcare.

NONINTEREST EXPENSE

Noninterest expense increased by $10.3 million, or 16.5%, to $72.6 million from $62.3 million for the same period last year. All major expense categories increased primarily as a result of the significant growth of the Company's retail network over the past twelve months, the expansion of its investment management, trust and brokerage services, as well as the addition of new products and services. The Company has added 12 retail offices to its network over the past twelve months through new office openings and acquisitions. Management believes, however, that despite these increases in costs due to expansion, progress has been made in controlling operating expense.

INCOME TAXES

The provision for income taxes for the nine months ended March 31, 2003 increased by $1.2 million, or 9.9%, compared to the same period last year. This increase is primarily due to an increase in income before income taxes and cumulative effect of accounting change of $6.1 million, or 15.4%.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148") during December 2002. This Statement amends FASB Statement No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of Statement 123 to require prominent disclosure on both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition alternatives of SFAS 148 are available for fiscal years beginning after December 15, 2003 and, if the fair value provisions of SFAS 123 are adopted, the effect on the Company's financial statements is contingent on the transition provision elected. The pro forma disclosure requirements are included in the notes to the consolidated financial statements.

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

                                                                            Three Months Ended March 31,
                                                                       2003                                  2002
------------------------------------------------------------------------------------------------------------------------------------
                                                       Average       Interest         Avg.     Average      Interest          Avg.
                                                       Balance                       Yield/    Balance                       Yield/
                                                                                      Cost                                    Cost
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest earning assets:
   Loans receivable (a) (b) (d)                       $3,208,639     $  57,021        7.11%  $ 2,962,873    $  57,181        7.72%
   Mortgage-backed securities (c)                     $  806,267     $   7,099        3.52%  $   512,044    $   6,491        5.07%
   Investment securities (c) (d) (e)                  $  352,514     $   5,448        6.18%  $   293,072    $   4,931        6.73%
   FHLB stock                                         $   34,116     $     273        3.20%  $    22,499    $     250        4.44%
   Other interest earning deposits                    $  320,795     $     889        1.11%  $   130,658    $     816        2.50%
                                                      ----------     ---------        -----  -----------    ---------        -----

Total interest earning assets                         $4,722,331     $  70,730        5.99%  $ 3,921,146    $  69,669        7.11%

Noninterest earning assets (f)                        $  312,065                             $   223,074
                                                      ----------                             -----------

TOTAL ASSETS                                          $5,034,396                             $ 4,144,220
                                                      ==========                             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing liabilities:
   Savings accounts                                   $  847,522     $   4,424        2.09%  $   591,773    $   3,853        2.60%
   Now accounts                                       $  595,551     $   1,737        1.17%  $   388,347    $   1,183        1.22%
   Money market demand accounts                       $  530,539     $   2,761        2.08%  $   355,408    $   2,231        2.51%
   Certificate accounts                               $1,922,331     $  17,482        3.64%  $ 1,931,302    $  21,918        4.54%
   Borrowed funds (g)                                 $  484,935     $   5,518        4.55%  $   255,003    $   3,380        5.30%
   Guaranteed preferred beneficial interests in the
   Company's junior subordinated debentures           $   99,000     $   1,888        7.63%  $    99,000    $   1,926        7.78%
                                                      -----------    ---------        -----  ------------    ---------       -----

Total interest bearing liabilities                    $4,479,878     $  33,810        3.02%  $ 3,620,833    $  34,491        3.81%

Noninterest bearing liabilities                       $  212,872                             $   224,409
                                                      ----------                             -----------

Total liabilities                                     $4,692,750                             $ 3,845,242

Shareholders' equity                                  $  341,646                             $   298,978
                                                      ----------                             -----------

TOTAL LIABILITIES AND EQUITY                          $5,034,396                             $ 4,144,220
                                                      ==========                             ===========

Net interest income/ Interest rate spread                            $  36,920        2.97%                 $   35,178       3.30%

Net interest earning assets/ Net interest margin      $   242,453                     3.13%  $   300,313                     3.59%

Ratio of interest earning assets to
 interest bearing liabilities                               1.05X                                   1.08X
------------------------------------------------------------------------------------------------------------------------------------

(a) Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.
(b) Interest income includes accretion/amortization of deferred loan fees/ expenses.
(c) Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.
(d) Interest income on tax-free investment securities and tax-free loans is presented on a taxable equivalent basis.
(e) Average balances include FNMA and FHLMC stock.
(f) Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.
(g) Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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

                   Three months ended March 31, 2003 and 2002

------------------------------------------------------------------------------------------------------
                                                                              RATE/            NET
                                               RATE           VOLUME          VOLUME         CHANGE
------------------------------------------------------------------------------------------------------
Interest earning assets:
   Loans receivable                          $ (4,527)       $  4,743        $   (376)       $   (160)
   Mortgage-backed securities                $ (1,983)       $  3,730        $ (1,139)       $    608
   Investment securities                     $   (402)       $  1,000        $    (81)       $    517
   FHLB stock                                $    (70)       $    129        $    (36)       $     23
   Other interest-earning deposits           $   (454)       $  1,188        $   (661)       $     73
                                             --------        --------        --------        --------
Total interest-earning assets                $ (7,436)       $ 10,790        $ (2,293)       $  1,061

Interest-bearing liabilities:
   Savings accounts                          $   (764)       $  1,665        $   (330)       $    571
   Now accounts                              $    (50)       $    631        $    (27)       $    554
   Money market demand accounts              $   (381)       $  1,099        $   (188)       $    530
   Certificate accounts                      $ (4,354)       $   (102)       $     20        $ (4,436)
   Borrowed funds                            $   (480)       $  3,049        $   (431)       $  2,138
   Guaranteed preferred beneficial
     interests in the Company's junior
     subordinated debentures                 $    (38)       $     --        $     --        $    (38)
                                             --------        --------        --------        --------
Total interest-bearing liabilities           $ (6,067)       $  6,342        $   (956)       $   (681)
                                             --------        --------        --------        --------

Net change in net interest income            $ (1,369)       $  4,448        $ (1,337)       $  1,742
                                             ========        ========        ========        ========
------------------------------------------------------------------------------------------------------

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

                                                                               Nine Months Ended March 31,
                                                                      2003                                    2002
------------------------------------------------------------------------------------------------------------------------------------
                                                        Average     Interest          Avg.      Average      Interest         Avg.
                                                        Balance                      Yield/     Balance                      Yield/
                                                                                      Cost                                    Cost
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
-------
Interest earning assets:
   Loans receivable (a) (b) (d)                        $3,154,814    $ 173,285        7.32%   $ 2,909,313    $ 171,156        7.84%
   Mortgage-backed securities (c)                      $  668,233    $  19,966        3.98%   $   509,313    $  20,286        5.31%
   Investment securities (c) (d) (e)                   $  327,267    $  15,694        6.39%   $   256,014    $  14,650        7.63%
   FHLB stock                                          $   28,174    $     690        3.27%   $    22,499    $     959        5.68%
   Other interest earning deposits                     $  299,149    $   2,974        1.33%   $    95,265    $   2,411        3.37%
                                                       ----------    ---------        ----    -----------    ---------        ----

Total interest earning assets                          $4,477,637    $ 212,609        6.33%   $ 3,792,404    $ 209,462        7.36%

Noninterest earning assets (f)                         $  308,897                             $   213,266
                                                       ----------                             -----------

TOTAL ASSETS                                           $4,786,534                             $ 4,005,670
                                                       ==========                             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing liabilities:
   Savings accounts                                    $  781,049    $  13,623        2.33%   $   511,427    $  11,097        2.89%
   Now accounts                                        $  518,754    $   4,884        1.26%   $   383,860    $   3,529        1.23%
   Money market demand accounts                        $  480,709    $   8,579        2.38%   $   281,229    $   6,425        3.05%
   Certificate accounts                                $1,931,810    $  56,318        3.89%   $ 2,037,341    $  79,922        5.23%

   Borrowed funds (g)                                  $  427,248    $  15,149        4.73%   $   261,101    $  10,463        5.34%
   Guaranteed preferred beneficial interests in the
   Company's junior subordinated debentures            $   99,000    $   5,733        7.72%   $    42,648    $   2,488        7.78%
                                                       ----------    ---------        ----    -----------    ---------        ----

Total interest bearing liabilities                     $4,238,570    $ 104,286        3.28%   $ 3,517,606    $ 113,924        4.32%

Noninterest bearing liabilities                        $  215,412                             $   198,894
                                                       ----------                             -----------

Total liabilities                                      $4,453,982                             $ 3,716,500

Shareholders' equity                                   $  332,552                             $   289,170
                                                       ----------                             -----------

TOTAL LIABILITIES AND EQUITY                           $4,786,534                             $ 4,005,670
                                                       ==========                             ===========

Net interest income/ Interest rate spread                            $ 108,323        3.05%                  $  95,538        3.04%

Net interest earning assets/ Net interest margin       $  239,067                     3.23%   $   274,798                     3.36%

Ratio of interest earning assets to
 interest bearing liabilities                               1.06X                                   1.08X
------------------------------------------------------------------------------------------------------------------------------------

(a) Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.
(b) Interest income includes accretion/amortization of deferred loan fees/ expenses.
(c) Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.
(d) Interest income on tax-free investment securities and tax-free loans is presented on a taxable equivalent basis.
(e) Average balances include FNMA and FHLMC stock.
(f) Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.
(g) Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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

                    Nine months ended March 31, 2003 and 2002

-------------------------------------------------------------------------------------------------------
                                                                              RATE/            NET
                                               RATE           VOLUME          VOLUME          CHANGE
-------------------------------------------------------------------------------------------------------
Interest earning assets:
   Loans receivable                          $(11,356)       $ 14,443        $   (958)       $  2,129
   Mortgage-backed securities                $ (5,068)       $  6,330        $ (1,582)       $   (320)
   Investment securities                     $ (2,373)       $  4,077        $   (660)       $  1,044
   FHLB stock                                $   (408)       $    242        $   (103)       $   (269)
   Other interest-earning deposits           $ (1,464)       $  5,160        $ (3,133)       $    563
                                             --------        --------        --------        --------
Total interest-earning assets                $(20,669)       $ 30,252        $ (6,436)       $  3,147

Interest-bearing liabilities:
   Savings accounts                          $ (2,177)       $  5,851        $ (1,148)       $  2,526
   Now accounts                              $     85        $  1,240        $     30        $  1,355
   Money market demand accounts              $ (1,406)       $  4,557        $   (997)       $  2,154
   Certificate accounts                      $(20,527)       $ (4,140)       $  1,063        $(23,604)
   Borrowed funds                            $ (1,205)       $  6,658        $   (767)       $  4,686
   Guaranteed preferred beneficial
     interests in the Company's junior
     subordinated debentures                 $    (18)       $  3,287        $    (24)       $  3,245
                                             --------        --------        --------        --------
Total interest-bearing liabilities           $(25,248)       $ 17,453        $ (1,843)       $ (9,638)
                                             --------        --------        --------        --------

Net change in net interest income            $  4,579        $ 12,799        $ (4,593)       $ 12,785
                                             ========        ========        ========        ========
-------------------------------------------------------------------------------------------------------

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

The following table illustrates the simulated impact of a 1% or 2% upward or 1% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. Given the low interest rate environment that existed in the current period, the impact of a 2% downward shift is not shown in the table. This analysis was prepared assuming that interest-earning asset levels at March 31, 2003 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2003 levels.

-----------------------------------------------------------------------------------------------------------------------
                                                                                  Increase               Decrease
                                                                              ------------------     ------------------
Parallel shift in interest rates over the next 12 months                         1.0%     2.0%        1.0%        2.0%
                                                                                 ----     ----        ----        ----
Projected percentage increase/ (decrease) in net income                          13.4%   14.8%         2.4%       NM
Projected increase/ (decrease) in return on average equity                        1.7%    1.8%         0.3%       NM
Projected increase/ (decrease) in earnings per share                            $0.13   $0.15        $0.02        NM
Projected percentage increase/ (decrease) in market value of equity              (7.4)% (27.6)%       (9.4)%      NM
-----------------------------------------------------------------------------------------------------------------------
NM - Not meaningful

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBIT 11: STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                (Dollars in thousands, except per share amounts)

                                                                      Three Months         Three Months
                                                                          Ended               Ended
                                                                     March 31, 2003       March 31, 2002

Reported net income                                                  $       10,196       $       10,078

Deduct: Cumulative effect of accounting change                       $           --       $           --
                                                                     --------------       --------------

Net income before cumulative effect of accounting change             $       10,196       $       10,078


Weighted-average common shares outstanding (basic)                       47,651,250           47,500,025

Common stock equivalents due to effect of stock options                     547,151              519,760
                                                                     --------------       --------------

Total weighted-average common shares and equivalents (diluted)           48,198,401           48,019,785

BASIC EARNINGS PER SHARE:

Reported net income                                                  $         0.21       $         0.21

Deduct: Cumulative effect of accounting change                       $         0.00       $         0.00
                                                                     --------------       --------------

Net income before cumulative effect of accounting change             $         0.21       $         0.21
                                                                     ==============       ==============

DILUTED EARNINGS PER SHARE:

Reported net income                                                  $         0.21       $         0.21

Deduct: Cumulative effect of accounting change                       $         0.00       $         0.00
                                                                     --------------       --------------

Net income before cumulative effect of accounting change             $         0.21       $         0.21
                                                                     ==============       ==============

                                                                       Nine Months         Nine Months
                                                                          Ended               Ended
                                                                     March 31, 2003       March 31, 2002

Reported net income                                                  $       31,927       $       29,325

Deduct: Cumulative effect of accounting change                       $           --       $        2,237
                                                                     --------------       --------------

Net income before cumulative effect of accounting change             $       31,927       $       27,088


Weighted-average common shares outstanding (basic)                       47,608,108           47,459,915

Common stock equivalents due to effect of stock options                     521,297              484,227
                                                                     --------------       --------------

Total weighted-average common shares and equivalents (diluted)           48,129,405           47,944,142

BASIC EARNINGS PER SHARE:

Reported net income                                                  $         0.67       $         0.62

Deduct: Cumulative effect of accounting change                       $         0.00       $         0.05
                                                                     --------------       --------------

Net income before cumulative effect of accounting change             $         0.67       $         0.57
                                                                     ==============       ==============

DILUTED EARNINGS PER SHARE:

Reported net income                                                  $         0.66       $         0.61

Deduct: Cumulative effect of accounting change                       $         0.00       $         0.05
                                                                     --------------       --------------

Net income before cumulative effect of accounting change             $         0.66       $         0.56
                                                                     ==============       ==============

(b) EXHIBIT 99.1: CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned officers of Northwest Bancorp, Inc. (the "Company") hereby certify that, to the best of their knowledge:

1. the Company's quarterly report on Form 10-Q for the period ended March 31, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. that, as of the date of this statement, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.




May 15, 2003                   /s/ William J. Wagner
--------------------           -------------------------------------------------
Date                           William J. Wagner
                               President and Chief Executive Officer




May 15, 2003                   /s/ William W. Harvey, Jr.
--------------------           -------------------------------------------------
Date                           William W. Harvey, Jr.
                               Senior Vice President and Chief Financial Officer

        (c)         REPORTS ON FORM 8-K

During the third fiscal quarter, the Company filed or furnished the following Current Reports on Form 8-K:

(1) A report dated January 21, 2003, which included, under Items 5 and 7, the Company's press release announcing fiscal year 2003 second quarter results of operations.
(2) A report dated January 30, 2003, which included, under Items 5 and 7, Northwest Bancorp, MHC's press release announcing the completion of their acquisition of Leeds Federal Bankshares, Inc.
(3) A report dated March 12, 2003, which included, under Items 5 and 7, the Company's press release announcing entering into a definitive agreement to acquire First Bell Bancorp, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCORP, INC.





Date: May 15, 2003                By:  /s/ William J. Wagner
      ---------------------           ------------------------------------------
                                           William J. Wagner
                                           President and Chief Executive Officer




Date: May 15, 2003                By:  /s/ William W. Harvey, Jr.
      ---------------------          -------------------------------------------
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




May 15, 2003                       /s/ William J. Wagner
----------------------------       ---------------------------------------------
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






May 15, 2003                     /s/ William W. Harvey, Jr.
-----------------------------    -----------------------------------------------
Date                             William W. Harvey, Jr.
                                 Senior Vice President, Finance and
                                   Chief Financial Officer