Form 10-K
period 2003-06-30
NORTHWEST BANCORP INC
filed 2003-09-29
CIK 1042064

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2003
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _________________

                           COMMISSION FILE NO. 0-23817

                             NORTHWEST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                       UNITED STATES                            23-2900888
         ------------------------------------         --------------------------
             (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)              Identification Number)

                  301 SECOND AVENUE, WARREN, PENNSYLVANIA 16365
                  --------------------------------------- -----
                (Address of Principal Executive Offices) Zip Code

                                 (814) 726-2140
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:   NONE

Securities Registered Pursuant to Section 12(g) of the Act:   COMMON STOCK, PAR VALUE $.10 PER SHARE
                                                                           (Title of Class)



        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES X    NO
                                      ----    ----.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

        Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). YES X     NO
                                                   ----      ----.

        As of August 31, 2003, there were issued and outstanding 47,718,854 shares of the Registrant's Common Stock, including 28,110,698 shares held by Northwest Bancorp, MHC, the Registrant's mutual holding company.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2002, as reported by the Nasdaq National Market, was approximately $163.5 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2003 Annual Meeting of Stockholders of the Registrant (Part III).

                                     PART I

ITEM 1.    BUSINESS

GENERAL

        NORTHWEST BANCORP, INC.

        Northwest Bancorp, Inc. is a Federal corporation formed on June 29, 2001, as the successor to a Pennsylvania corporation of the same name. Both the Federal corporation and its Pennsylvania predecessor are referred to as the "Company." The Company became the stock holding company of Northwest Savings Bank (the "Bank") in a transaction (the "Two-Tier Reorganization") that was approved by the Bank's stockholders in December of 1997, and completed in February of 1998. In the Two-Tier Reorganization, each share of the Bank's common stock was converted into and became a share of common stock of the Company, par value $0.10 per share (the "Common Stock"), and the Bank became a wholly-owned subsidiary of the Company. Northwest Bancorp, MHC (the "Mutual Holding Company"), which owned a majority of the Bank's outstanding shares of common stock immediately prior to completion of the Two-Tier Reorganization, became the owner of the same percentage of the outstanding shares of Common Stock of the Company immediately following the completion of the Two-Tier Reorganization. On August 25, 2003, the Company completed an incremental stock offering whereby the Company's parent contributed 7,255,500 shares of the Company's stock to the Company and the Company sold the same number of shares in a subscription offering. After the subscription offering, the Mutual Holding Company owned approximately 59% of the Company's outstanding shares. As of June 30, 2003, the primary activity of the Company was the ownership of all of the issued and outstanding common stock of the Bank and of Jamestown Savings Bank ("Jamestown"). Jamestown was formed in November of 1995 as a de novo New York-chartered savings bank headquartered in Jamestown, New York.

        As of June 30, 2003, the Company, through the Bank and Jamestown, operated 137 community banking offices throughout its market area in northwest, southwest and central Pennsylvania, western New York, and eastern Ohio. The Company, through the Bank and its wholly owned subsidiaries, also operates 45 consumer lending offices throughout Pennsylvania and two consumer lending offices in New York. The Company has focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. The Company, directly or through its subsidiaries, also emphasizes the origination of consumer loans, including home equity, second mortgage, education and other consumer loans. To a lesser extent, the Company also originates multifamily residential and commercial real estate loans and commercial business loans.

        The Company's principal sources of funds are deposits, borrowed funds and the principal and interest payments on loans and marketable securities. The principal source of income is interest received from loans and marketable securities. The Company's principal expenses are the interest paid on deposits and borrowings and the cost of employee compensation and benefits.

        The Company's principal executive office is located at 301 Second Avenue, Warren, Pennsylvania, and its telephone number at that address is (814) 726-2140.

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

        The Bank's principal executive office is located at 301 Second Avenue, Warren, Pennsylvania, and its telephone number at that address is (814) 726-2140.

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

        As of June 30, 2003, Jamestown had eight offices in western New York.

MARKET AREA

        The Company has been, and intends to continue to be, an independent community-oriented financial institution offering a wide variety of financial services to meet the needs of the communities it serves. The Company is headquartered in Warren, Pennsylvania which is located in the northwestern region of Pennsylvania, and the Company has its highest concentration of deposits and loans in the portion of its office network located in northwestern Pennsylvania. Since the early 1990s, the Company has expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania. As of June 30, 2003, the Company operated in Pennsylvania 124 community banking offices and 45 consumer finance offices located in the counties of Allegheny, Armstrong, Bedford, Berks, Blair, Butler, Cambria, Cameron, Centre, Chester, Clarion, Clearfield, Clinton, Columbia, Crawford, Cumberland, Dauphin, Elk, Erie, Fayette, Forest, Huntingdon, Indiana, Jefferson, Lancaster, Lawrence, Lebanon, Luzerne, Lycoming, McKean, Mercer, Mifflin, Northumberland, Potter, Schuylkill, Tioga, Venango, Warren, Washington, Westmoreland and York. These 41 counties, which comprise 66% of the counties in Pennsylvania, are primarily experiencing a flat to declining growth rate in total population. In addition, like most of Pennsylvania, approximately 40% of the total population is 45 years old or older with approximately 25% of the population under the age of 18. Per capita income in these counties averages approximately $17,942 and the median house value is $82,700. Pennsylvania, like most of the nation, is experiencing an economic slowdown with unemployment rising from 4.6% in July 2001 to 5.6% in July 2003, which is slightly below the national average of approximately 6.2%. Most of the communities the Company serves, while showing improvement, are still dependent on the manufacturing sector, which accounts for approximately 16.0% of all Pennsylvania jobs compared to the national average of 12.2%. This sector has been hardest hit by the downturn in the economy and has seen an increase in foreign competition. Bankruptcy filings have been 4.2 out of every 1,000 people in Pennsylvania filing for bankruptcy protection, which is below the national average of 5.3 out of every 1,000 people. In addition, the Company operated in Ohio five community banking offices located in the counties of Ashtabula, Geauga and Lake. Through Jamestown, the Company operated in New York eight community banking offices located in the counties of Chautauqua, Erie and Cattaraugus. The Company, through the Bank and its subsidiaries, also operates two consumer finance offices in southwestern New York.

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

                                                                         AT JUNE 30,
                                         -------------------------------------------------------------------------
                                                  2003                      2002                     2001
                                         ---------------------     ---------------------     ---------------------
                                          AMOUNT      PERCENT       AMOUNT      PERCENT       AMOUNT      PERCENT
                                         --------    ---------     --------    ---------     --------    ---------
                                                                    (DOLLARS IN THOUSANDS)
Real estate:
  One- to four-family ................  $  2,112,811      63.6%   $  2,056,105     66.9%    $ 2,005,020      68.7%
  Multifamily and commercial..........       377,507      11.4         304,456      9.9         249,049       8.5
                                        ------------  --------    ------------  -------     -----------   -------
  Total real estate loans.............     2,490,318      75.0       2,360,561     76.8       2,254,069      77.2
Consumer:
  Automobile..........................       118,120       3.6         117,240      3.8          94,475       3.2
  Home improvement....................       378,341      11.4         293,865      9.6         260,169       8.9
  Education loans.....................        90,485       2.7          84,817      2.8          77,753       2.7
  Loans on savings accounts...........         7,132       0.2           7,733      0.2           8,923       0.3
  Other (1)...........................       107,483       3.2         113,570      3.7         134,023       4.6
                                        ------------  --------    ------------  -------     -----------   -------
  Total consumer loans ...............       701,561      21.1         617,225     20.1         575,343      19.7
Commercial business...................       130,115       3.9          95,968      3.1          89,784       3.1
                                        ------------  --------    ------------  -------     -----------   -------
    Total loans receivable, gross.....     3,321,994     100.0%      3,073,754    100.0%      2,919,196     100.0%
                                                      --------                  -------                   -------

Deferred loan fees....................        (7,409)                   (2,938)                  (2,517)
Undisbursed loan proceeds.............       (41,221)                  (36,168)                 (39,808)
Allowance for loan losses
  (real estate loans).................       (13,087)                  (11,703)                 (11,629)
Allowance for loan losses
  (other loans).......................       (13,506)                  (10,339)                  (8,661)
                                        ------------              ------------              ------------
    Total loans receivable, net.......  $  3,246,771              $  3,012,606              $ 2,856,581
                                        ============              ============              ===========

                                                            AT JUNE 30,
                                          ------------------------------------------------
                                                    2000                      1999
                                          ---------------------    -----------------------
                                             AMOUNT     PERCENT       AMOUNT      PERCENT
                                          ------------  -------    ------------   --------
                                                        (DOLLARS IN THOUSANDS)
Real estate:
  One- to four-family ................    $  1,836,154      70.9%   $  1,718,002     73.8%
  Multifamily and commercial..........         192,897       7.5         152,466      6.6
                                          ------------   -------    ------------  -------
  Total real estate loans.............       2,029,051      78.4       1,870,468     80.4
Consumer:
  Automobile..........................          72,955       2.8          58,885      2.5
  Home improvement....................         212,049       8.2         129,960      5.6
  Education loans.....................          70,619       2.7          64,341      2.8
  Loans on savings accounts...........           8,052       0.3           6,263      0.3
  Other (1)...........................         147,267       5.7         156,034      6.7
                                          ------------   -------    ------------  -------
  Total consumer loans ...............         510,942      19.7         415,483     17.9
Commercial business...................          49,992       1.9          40,039      1.7
                                          ------------   -------    ------------  -------
    Total loans receivable, gross.....       2,589,985     100.0%      2,325,990    100.0%
                                                         =======                  =======

Deferred loan fees....................          (1,829)                     (923)
Undisbursed loan proceeds.............         (25,266)                  (23,056)
Allowance for loan losses
  (real estate loans).................         (11,334)                  (10,619)
Allowance for loan losses
  (other loans).......................          (6,926)                   (6,154)
                                          ------------              ------------
    Total loans receivable, net.......    $  2,544,630              $  2,285,238
                                          ============              ============

---------------------------------------

(1)     Consist primarily of secured and unsecured personal loans.

        FIXED- AND ADJUSTABLE-RATE LOANS. Set forth below are selected data regarding the dollar amounts of the Company's total loans represented by fixed- and adjustable-rate loans at the dates indicated.

                                                                         AT JUNE 30,
                                         ---------------------------------------------------------------------------
                                                  2003                      2002                     2001
                                         ---------------------     ---------------------     ---------------------
                                          AMOUNT      PERCENT       AMOUNT      PERCENT       AMOUNT      PERCENT
                                         --------    ---------     --------    ---------     --------    ---------
                                                                  (DOLLARS IN THOUSANDS)
Real estate loans:
  Adjustable..........................  $    404,164    12.2%      $   229,596      7.5%     $  170,054       5.8%
  Fixed...............................     2,086,154    62.8         2,130,965     69.3       2,084,015      71.4
                                        ------------  ------      ------------  -------     -----------   -------
   Total real estate loans............     2,490,318    75.0         2,360,561     76.8       2,254,069      77.2

Other loans:
  Adjustable..........................       186,561     5.6           225,889      7.3         197,403       6.8
  Fixed...............................       645,115    19.4           487,304     15.9         467,724      16.0
                                        ------------  ------      ------------  -------     -----------   -------
   Total other loans..................       831,676    25.0           713,193     23.2         665,127      22.8
                                        ------------  ------      ------------  -------     -----------   -------
                                        $  3,321,994   100.0%      $ 3,073,754    100.0%     $2,919,196     100.0%
                                        ============  ======      ============  =======     ===========   =======

                                                            AT JUNE 30,
                                        ---------------------------------------------------
                                                   2000                      1999
                                        -----------------------    ------------------------
                                           AMOUNT      PERCENT       AMOUNT       PERCENT
                                        -------------  --------    ----------    ----------
                                                    (DOLLARS IN THOUSANDS)
Real estate loans:
  Adjustable..........................   $    108,628       4.2%   $     99,029        4.3%
  Fixed...............................      1,920,423      74.2       1,771,439       76.1
                                         ------------   -------    ------------    -------
   Total real estate loans............      2,029,051      78.4       1,870,468       80.4

Other loans:
  Adjustable..........................        151,177       5.8         132,873        5.7
  Fixed...............................        409,757      15.8         322,649       13.9
                                         ------------   -------    ------------    -------
   Total other loans..................        560,934      21.6         455,522       19.6
                                         ------------   -------    ------------    -------
                                         $  2,589,985     100.0%   $  2,325,990      100.0%
                                         ============   =======    ============    =======

        LOAN MATURITY AND REPRICING SCHEDULE. The following table sets forth the maturity or period of repricing of the Company's loan portfolio at June 30, 2003. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

                                         WITHIN 1 YEAR     1-2 YEARS       2-3 YEARS       3-5 YEARS    BEYOND 5 YEARS      TOTAL
                                         -------------     ---------       ---------       ---------    --------------      -----
                                                                                (IN THOUSANDS)

Real estate loans:
   One- to four-family residential..     $    137,763    $   129,588    $     83,621    $    207,224   $  1,513,194    $  2,071,590
   Multifamily and commercial.......          140,584         36,577          53,194         111,169         35,983         377,507
Consumer loans......................          282,881         85,294          77,516         118,437        137,433         701,561
Commercial business loans...........           45,892         11,940          17,364          36,290         18,629         130,115
                                         ------------    ------------    ------------    ------------   ------------    ------------
Total loans.........................     $    607,320    $   263,399    $    231,695    $    473,120   $  1,705,239    $  3,280,773
                                         ============    ============    ============    ============   ============    ============

        FIXED- AND ADJUSTABLE-RATE LOAN SCHEDULE. The following table sets forth at June 30, 2003, the dollar amount of all fixed-rate and adjustable-rate loans due after June 30, 2004. Adjustable- and floating-rate loans are included in the table based on the contractual due date of the loan.

                                                                                      FIXED         ADJUSTABLE        TOTAL
                                                                                 ------------     ------------    ------------
                                                                                                 (IN THOUSANDS)
Real estate loans:
   One- to four-family residential.........................................      $   1,952,446    $     39,270    $  1,991,716
   Multifamily and commercial..............................................             99,026         228,814         327,840
Consumer loans.............................................................            331,931         123,142         455,073
Commercial business loans..................................................             41,039          20,267          61,306
                                                                                 -------------    ------------    ------------
Total loans................................................................      $   2,424,442    $    411,493    $  2,835,935
                                                                                 =============    ============    ============

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

        The Company currently offers adjustable-rate mortgage loans with initial interest rate adjustment periods of one, three and five years, based on changes in a designated market index. The Company determines whether a borrower qualifies for an adjustable-rate mortgage loan based on the fully indexed rate of the adjustable-rate mortgage loan at the time the loan is originated. One- to four-family residential adjustable-rate mortgage loans totaled $41.3 million, or 1.3% of the Company's gross loan portfolio at June 30, 2003.

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

        In the past, the Company purchased loans that are serviced by other institutions and that are secured by one- to four-family residences. At June 30, 2003, the Company's portfolio of loans serviced by others totaled $ 946,000. The Company currently has no formal plans to enter into new loan participations.

        Included in the Company's $ 2.113 billion of one- to four-family residential real estate loans are construction loans of $25.3 million, or 0.8% of the Company's total loan portfolio. The Company offers fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one- to four-family residences in the Company's market area to builders or to owners who have a contract for construction. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. During the construction phase the loans have a fixed interest rate and convert into either a fixed-rate or an adjustable-rate mortgage loan at the end of the construction period. Advances are made as construction is completed. In addition, the Company originates loans within its market area that are secured by individual unimproved or improved lots. Land loans are currently offered with fixed-rates for terms of up to 10 years. The maximum loan-to-value ratio for the Company's land loans is 75% of the appraised value, and the maximum loan-to-value ratio for the Company's construction loans is 95% of the lower of cost or appraised value.

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

        MULTIFAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Company's multifamily residential real estate loans are secured by multifamily residences, such as rental properties. The Company's commercial real estate loans are secured by nonresidential properties such as hotels, church property, and retail establishments. At June 30, 2003, a significant portion of the Company's multifamily residential and commercial real estate loans were secured by properties located within the Company's market area. The Company's largest multifamily residential real estate loan relationship at June 30, 2003, had a principal balance of $5.0 million, and was collateralized by a condominium project in Allegheny County, Pennsylvania. This loan was performing in accordance with its terms as of June 30, 2003. The Company's largest commercial real estate loan relationship at June 30, 2003, had a principal balance of $8.9 million and was collateralized by nursing home facilities in northwestern, Pennsylvania. This loan was performing in accordance with its terms as of June 30, 2003. Multifamily residential and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates. The terms of each multifamily residential and commercial real estate loan are negotiated on a case-by-case basis. The Company generally makes multifamily residential and commercial real estate loans up to 75% of the appraised value of the property collateralizing the loan.

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

        CONSUMER LOANS. The principal types of consumer loans offered by the Company are adjustable-rate home equity lines of credit and variable-rate education loans, and fixed-rate consumer loans such as second mortgage loans, home equity loans, automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by deposit accounts. Consumer loans are offered with maturities generally of less than ten years. The Company's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less. Such loans are offered on an adjustable-rate basis with terms of up to ten years. At June 30, 2003, the disbursed portion of home equity lines of credit totaled $ 106.0 million, or 15.1%, of consumer loans, with $163.2 million remaining undisbursed.

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

        COMMERCIAL BUSINESS LOANS. The Company currently offers commercial business loans to existing customers to finance various activities in the Company's market area, some of which are secured in part by additional real estate collateral. The largest commercial business loan relationship was a loan to the Mutual Holding Company which had a principal balance of $12.0 million, and was secured by all of the assets of the Mutual Holding Company.

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

        LOAN ORIGINATIONS, SOLICITATION, PROCESSING, AND COMMITMENTS. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, mortgage brokers and walk-in customers. All of the Company's loan originators are salaried employees, and the Company does not pay commissions in connection with loan originations. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an in-house appraiser or an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. A loan processor in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. The Company has a formal loan policy which assigns lending limits to the Company's various loan officers. Also, the Company has a Credit Committee which meets as needed to review and verify that the assigned lending limits are being followed and to monitor the Company's lending policies and the Company's loan activity. The Company has a Senior Loan Committee which has lending authority as designated in the Company's loan policy that is approved by the Board of Directors. Loans exceeding the limits established for the Senior Loan Committee must be approved by the Executive Committee of the Board of Directors or by the entire Board of Directors. The Company's policy is to make no loans either individually or in the aggregate to one entity in excess of $7.5 million without prior approval from the Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Company, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At June 30, 2003, the Company had commitments to originate $118.5 million of loans.

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

        ORIGINATION, PURCHASE AND SALE OF LOANS. The table below shows the Company's originations of loans for the periods indicated.

                                                                                             YEARS ENDED JUNE 30,
                                                                                 -------------------------------------------
                                                                                      2003           2002            2001
                                                                                 ------------    ------------   ------------
                                                                                                (IN THOUSANDS)

Loans receivable, gross, at beginning of period.............................     $  3,073,754    $  2,919,196   $  2,589,985
Originations................................................................        1,301,263         974,413        776,001
Principal repayments........................................................         (948,781)       (697,427)      (450,120)
Loan purchases including acquisitions.......................................          130,631          22,945         57,213
Loan sales and change in undisbursed loan proceeds..........................         (231,820)       (140,991)       (50,503)
Transfer to REO.............................................................           (3,053)         (4,382)        (3,380)
                                                                                 ------------    ------------   ------------
   Loans receivable, gross, at end of period................................     $  3,321,994    $  3,073,754   $  2,919,196
                                                                                 ============    ============   ============


        LOAN ORIGINATION FEES AND OTHER INCOME. In addition to interest earned on loans, the Company generally receives loan origination fees. To the extent that loans are originated or acquired for the Company's portfolio, Statement of Financial Accounting Standards No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At June 30, 2003 the Company had $7.4 million of net deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

        In addition to loan origination fees, the Company also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from operations of real estate owned ("REO"). The Company recognized fees and service charges of $13.4 million, $11.9 million and $10.0 million, for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

        LOANS-TO-ONE BORROWER. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At June 30, 2003, the largest aggregate amount loaned by the Company to one borrower totaled $12.0 million and was secured by all of the assets of the Mutual Holding Company. The Company's second largest lending relationship totaled $8.9 million and was secured by commercial real estate. The Company's third largest lending relationship totaled $7.9 million and was secured by land and real estate. The Company's fourth largest lending relationship was for $7.9 million and was secured by commercial real estate. The Company's fifth largest lending relationship totaled $5.7 million and was secured by real estate and business personal property.

DELINQUENCIES AND CLASSIFIED ASSETS

        COLLECTION PROCEDURES. The Company's collection procedures provide that when a loan is 10 days delinquent and a mortgage loan is 15 days delinquent, a computer-generated late notice is sent to the borrower requesting payment. If delinquency continues, at 15 days a delinquent notice, plus a notice of a late charge, is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency. Also, plans to arrange a repayment plan are made. If a loan becomes 60 days past due, personal Contact is attempted, a collection letter is sent, and the loan becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is given information which provides access to consumer counseling services, to the extent required by regulations of the Department of Housing and Urban Development. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.

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

                                                                                     AT JUNE 30,
                                                 --------------------------------------------------------------------------------
                                                         2003                 2002           2001            2000          1999
                                                 --------------------      ----------     ----------     -----------   ----------
                                                 NUMBER       BALANCE
                                                                               (DOLLARS IN THOUSANDS)

Loans past due 30 days to 59 days:
  One- to four-family residential loans........        78     $ 2,665      $ 4,068        $  3,055       $  2,030        $  3,632
  Multifamily and commercial loans.............        11       1,291        1,278           1,184            806             320
  Consumer loans...............................       868       3,705        3,243           3,439          2,108           3,491
  Commercial business loans....................        10         308          165             418            535              --
                                                 --------     -------      -------        --------       --------        --------
   Total loans past due 30 days to 59 days.....       967     $ 7,969      $ 8,754        $  8,096       $  5,479        $  7,443
                                                 --------     -------      -------        --------       --------        --------

Loans past due 60 days to 89 days:
  One- to four-family residential loans........        66     $ 2,890      $ 3,478        $  3,001       $  2,205        $  4,895
  Multifamily and commercial loans.............         9         873          269             248            152             314
  Consumer loans...............................       477       1,903        1,604           1,262            777             957
  Commercial business loans....................         4         159           35             758             47              --
                                                 --------     -------      -------        --------       --------        --------
   Total loans past due 60 days to 89 days.....       556     $ 5,825      $ 5,386        $  5,269       $  3,181        $  6,166
                                                 --------     -------      -------        --------       --------        --------

Loans past due 90 days or more (1):
  One- to four-family residential loans........       219     $11,140      $ 7,278        $  6,874       $  5,753        $  8,623
  Multifamily and commercial loans.............        32      11,975        2,407           2,296          1,923           2,141
  Consumer loans...............................     1,235       4,896        3,991           3,129          2,459           2,202
  Commercial business loans....................        29       4,602        2,124           5,336            125           3,150
                                                 --------     -------      -------        --------       --------        --------
   Total loans past due 90 days or more........     1,515     $32,613      $15,800        $ 17,635       $ 10,260        $ 16,116
                                                 --------     -------      -------        --------       --------        --------

Total loans 30 days or more past due...........     3,038     $46,407      $29,940        $ 31,000       $ 18,920        $ 29,725
                                                 ========     =======      =======        ========       ========        ========

   Total loans 90 days or more past due (1)....     1,515     $32,613      $15,800        $17,635        $ 10,260        $ 16,116

Total REO......................................        59       3,664        5,157           3,697          2,144           3,383
                                                 --------     -------      -------        --------       --------        --------

Total loans 90 days or more past due and REO...     1,574     $36,277      $20,957        $ 21,332       $ 12,404        $ 19,499
                                                 ========     =======      =======        ========       ========        ========

Total loans 90 days or more past due to
  net loans receivable.........................               1.00%        0.52%          0.62%          0.40%           0.71%
Total loans 90 days or more past due
  and REO to total assets......................               0.69%        0.49%          0.55%          0.36%           0.63%

-------------------------------

(1) The Company classifies as nonperforming all loans 90 days or more delinquent.

        During the fiscal year ended June 30, 2003, gross interest income of approximately $2.0 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. No interest income on nonaccrual loans was included in income during such period.

        CLASSIFICATION OF ASSETS. The Company's policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as debt and equity securities, considered to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. At June 30, 2003, the Company had 41 loans, with an aggregate principal balance of $18.0 million, designated as special mention.

        The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations. The Company's largest classified assets are also the Company's largest nonperforming assets.

        The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                                                               AT JUNE 30,
                                                                          ---------------------------------------------------
                                                                             2003                2002                 2001
                                                                          ----------          -----------          ----------
                                                                                              (IN THOUSANDS)

Substandard assets.............................................           $  47,278           $  38,398            $  35,011
Doubtful assets................................................               3,256               1,465                   33
Loss assets....................................................                  --                  --                  160
                                                                          ---------           ---------            ---------
   Total classified assets.....................................           $  50,534           $  39,863            $  35,204
                                                                          =========           =========            =========

        ALLOWANCE FOR LOAN LOSSES. Loans that have been classified as substandard or doubtful are reviewed by the Credit Review and Administration ("CRA") department for possible impairment under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.

        If an individual loan is deemed to be impaired the CRA department determines the proper measure of impairment for each loan based on one of three methods as prescribed by SFAS No. 114: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is more or less than the recorded investment in the loan, the CRA department adjusts the specific allowance associated with that individual loan accordingly.

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

        ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.


                                                                                    YEARS ENDED JUNE 30,
                                                          ------------------------------------------------------------------------
                                                             2003            2002           2001            2000           1999
                                                          ----------      ----------     ----------     -----------     ----------
                                                                                       (IN THOUSANDS)

Net loans receivable.................................     $  3,246,771    $ 3,012,606    $  2,856,581   $  2,544,630    $2,285,238
Average loans outstanding............................        3,169,180      2,935,629       2,715,012      2,436,260     2,128,480

Allowance for loan losses balance at beginning of
  period.............................................           22,042         20,290          18,260         16,773        15,769
Provision for loan losses............................            8,431          6,360           5,347          4,149         3,629
Charge-offs:
  Real estate loans..................................             (239)          (292)           (176)          (289)         (514)
  Consumer loans.....................................           (4,281)        (4,452)         (3,528)        (2,987)       (3,049)
  Commercial loans...................................           (1,258)          (569)           (158)            --          (101)
                                                          ------------    -----------    -------------  ------------    -----------
   Total charge-offs.................................           (5,778)        (5,313)         (3,862)        (3,276)       (3,664)
                                                          ------------    -----------    -------------  ------------    -----------
Recoveries:
  Real estate loans..................................               47             63              32             75           367
  Consumer loans.....................................              527            382             453            481           470
  Commercial loans...................................              123             23              60             33            61
                                                          ------------    -----------    ------------   ------------    ----------
   Total recoveries..................................              697            468             545            589           898
Acquired through acquisition.........................            1,201            237              --             25           141
                                                          ------------    -----------    ------------   ------------    ----------
  Allowance for loan losses balance at end of period.     $     26,593    $    22,042    $     20,290   $     18,260    $   16,773
                                                          ============    ===========    ============   ============    ==========

Allowance for loan losses as a percentage of net
  loans receivable...................................            0.82%           0.73%          0.71%           0.72%          0.73%
Net charge-offs as a percentage of average
  loans outstanding..................................            0.16%           0.17%          0.12%           0.11%          0.13%
Allowance for loan losses as a percentage of
  nonperforming loans................................           81.54%         139.51%        115.06%         177.97%        104.08%
Allowance for loan losses as a percentage
  of nonperforming loans and REO.....................           73.31%         105.18%         95.12%         147.21%         86.02%

        ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated.

                                                                          AT JUNE 30,
                                    ----------------------------------------------------------------------------
                                              2003                      2002                      2001
                                    -----------------------   ----------------------    ------------------------
                                                 % OF TOTAL                % OF TOTAL                 % OF TOTAL
                                      AMOUNT      LOANS (1)     AMOUNT      LOANS (1)     AMOUNT      LOANS (1)
                                    -----------  ---------    -----------  ---------    -----------  -----------
Balance at end of period
  applicable to:
Real estate loans..............     $    13,087       75.0%   $    11,703       76.8%   $    11,629       77.2%
Consumer loans.................          10,965       21.1          8,855       20.1          6,682       19.7
Commercial business loans......           2,541        3.9          1,484        3.1          1,979        3.1
                                    -----------  ---------    -----------  ---------    -----------  ---------
Total allowance for loan loss..     $    26,593      100.0%   $    22,042      100.0%   $    20,290      100.0%
                                    ===========  =========    ===========  =========    ===========  =========

                                                         AT JUNE 30,
                                     -------------------------------------------------
                                               2000                      1999
                                     -----------------------   -----------------------
                                                  % OF TOTAL                % OF TOTAL
                                       AMOUNT      LOANS (1)     AMOUNT      LOANS (1)
                                     -----------  ---------    -----------  ----------
Balance at end of period
  applicable to:
Real estate loans..............      $    11,334       78.4%   $    10,619       80.4%
Consumer loans.................            5,976       19.7          5,318       17.9
Commercial business loans......              950        1.9            836        1.7
                                     -----------  ---------    -----------  ---------
Total allowance for loan loss..      $    18,260      100.0%   $    16,773      100.0%
                                     ===========  =========    ===========  =========

-----------------------------------
(1)  Represents percentage of loans in each category to total loans.


INVESTMENT ACTIVITIES

        The Company's investment portfolio is comprised of mortgage-backed securities, investment securities, and cash and cash equivalents. In recent years, the Company generally has increased both the percentage of its assets held in its investment securities portfolio, and the percentage of assets held in the mortgage-backed securities portfolio. This increase in investment securities and mortgage-backed securities resulted from the Company's efforts to protect its net interest margin in the event that interest rates rise. This was accomplished by controlling the increase of long-term fixed rate mortgage loans and by deploying more funds to the investment portfolio. In addition to interest sensitivity concerns, the Company is maintaining more of its funds in marketable securities because of concerns that some of the rapid deposit growth over the last several years could be funds that will eventually leave the Company for alternative investments.

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

                                                                                              YEARS ENDED JUNE 30,
                                                                               ---------------------------------------------------
                                                                                  2003                2002                 2001
                                                                               ----------          -----------          ----------
                                                                                                   (IN THOUSANDS)

Mortgage-backed securities balance at beginning of period (1).........         $  524,601          $   504,274          $  420,177
Purchases.............................................................            947,546              160,665             114,926
Sales.................................................................             (2,879)                  --             (11,127)
Securities acquired by business combination...........................             15,632                   --                  --
Increase (decrease) in market value of securities available for sale..             (2,863)               4,519               5,725
Principal payments and amortization of premiums and discounts.........           (575,002)            (144,857)            (25,427)
                                                                               ----------          -----------          ----------
Mortgage-backed securities balance at end of period (1)...............         $  907,035          $   524,601          $  504,274
                                                                               ==========          ===========          ==========

Investment securities balance at beginning of period (2)..............            307,625          $   226,636          $  205,562
Purchases.............................................................            278,406              177,778              68,982
Sales.................................................................            (79,991)             (50,647)             (3,985)
Securities acquired by business combination...........................             12,390                   --                  --
Increase (decrease) in market value of securities available for sale..              5,264                  154               7,012
Writedowns............................................................                 --                 (400)                 --
Maturities and amortization of premiums and discounts.................            (56,277)             (45,896)            (50,935)
                                                                               ----------          -----------          ----------
Investment securities balance at end of period (2)....................         $  467,417          $   307,625          $  226,636
                                                                               ==========          ===========          ==========

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

                                                                                          AT JUNE 30,
                                                          --------------------------------------------------------------------------
                                                                   2003                      2002                      2001
                                                          -----------------------  -----------------------   -----------------------
                                                           AMORTIZED     MARKET     AMORTIZED     MARKET      AMORTIZED     MARKET
                                                             COST         VALUE       COST         VALUE        COST         VALUE
                                                          ----------  -----------  -----------  ----------   ----------   ----------
                                                                                         (IN THOUSANDS)

Mortgage-backed securities held to maturity:
  Fixed-rate pass through certificates...................  $   8,297   $   8,417    $   3,663    $   3,713    $   3,379    $   3,387
  Variable-rate pass through certificates................     57,988      58,162       52,278       52,426        4,743        4,834
  Fixed-rate collateralized mortgage obligations ("CMOs")     24,651      24,596        8,318        8,494        2,284        2,373
  Variable-rate CMOs.....................................    258,466     259,966      199,601      200,179      198,934      194,356
                                                           ---------   ---------    ---------    ---------    ---------    ---------
    Total mortgage-backed securities held to maturity....    349,402     351,141      263,860      264,812      209,340      204,950
                                                           ---------   ---------    ---------    ---------    ---------    ---------

Mortgage-backed securities available for sale:
  Fixed-rate pass through certificates...................  $  43,449   $  45,461    $  61,502    $  63,974    $  72,522    $  74,038
  Variable-rate pass through certificates................    128,528     129,486       12,958       13,040       15,148       15,252
  Fixed-rate CMOs........................................    191,911     190,167       35,315       35,685            3            3
  Variable-rate CMOs.....................................    190,978     192,519      145,335      148,042      206,149      205,641
                                                           ---------   ---------    ---------    ---------    ---------    ---------
    Total mortgage-backed securities available for sale..    554,866     557,633      255,110      260,741      293,822      294,934
                                                           ---------   ---------    ---------    ---------    ---------    ---------
    Total mortgage-backed securities.....................    904,268     908,774      518,970      525,553    $ 503,162    $ 499,884
                                                           ---------   ---------    ---------    ---------    =========    =========

Investment securities held to maturity:
  U.S. Government and agency.............................  $  17,032   $  19,209    $  18,040    $  20,156    $  34,518    $  35,819
  Municipal securities...................................     65,556      68,905       65,274       65,759       50,641       50,388
  Corporate debt issues..................................     45,831      47,667       49,329       48,164       44,832       42,215
                                                           ---------   ---------    ---------    ---------    ---------    ---------
    Total investment securities held to maturity.........  $ 128,419   $ 135,781    $ 132,643    $ 134,079    $ 129,991    $ 128,422
                                                           =========   =========    =========    =========    =========    =========
Investment securities available for sale:
  U.S. Government and agency ............................  $  41,900   $  43,703    $  23,604    $  23,952    $  27,220    $  27,793
  Municipal securities...................................    119,796     123,654       77,742       78,011       57,538       57,588
  Corporate debt issues..................................     27,502      27,581        1,476        1,333          986          905
  Equity securities and mutual funds.....................    140,603     144,060       68,228       71,686        7,123       10,359
                                                           ---------   ---------    ---------    ---------    ---------    ---------
    Total investment securities available for sale.......  $ 329,801   $ 388,998    $ 171,050    $ 174,982    $  92,867    $  96,645
                                                           =========   =========    =========    =========    =========    =========

        ISSUERS OF MORTGAGE-BACKED SECURITIES. The following table sets forth information regarding the issuers and the carrying value of the Company's mortgage-backed securities held to maturity and mortgage-backed securities available for sale.

                                                                                              AT JUNE 30,
                                                                           ---------------------------------------------------
                                                                              2003                2002                 2001
                                                                           -------- -          -----------          ----------
                                                                                             (IN THOUSANDS)
Mortgage-backed securities:
   FNMA .............................................................     $ 355,722             $193,814             $210,548
   GNMA ..............................................................       58,834               76,412               91,535
   FHLMC..............................................................      426,753              235,344              181,500
   Other (non-agency).................................................       65,726               19,031               20,691
                                                                            -------           ----------           ----------
      Total mortgage-backed securities................................     $907,035           $  524,601          $   504,274
                                                                           ========          ===========           ==========


        INVESTMENT PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for the Company's investment securities and mortgage-backed securities portfolios at June 30, 2003. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

                                                                                  AT JUNE 30, 2003
                                              -----------------------------------------------------------------------------------
                                                   ONE YEAR OR LESS             ONE TO FIVE YEARS            FIVE TO TEN YEARS
                                              ------------------------     -------------------------   --------------------------
                                                             ANNUALIZED                   ANNUALIZED                   ANNUALIZED
                                                              WEIGHTED                     WEIGHTED                     WEIGHTED
                                               AMORTIZED      AVERAGE       AMORTIZED      AVERAGE       AMORTIZED      AVERAGE
                                                  COST         YIELD           COST         YIELD           COST         YIELD
                                              ----------    ----------     ----------    ----------    ----------      ----------
                                                                              (DOLLARS IN THOUSANDS)

Investment securities held to maturity:
   U.S. Government and agency obligations.... $       --            --%   $        --            --%   $    14,985          7.10%
   Municipal securities......................         --            --             90          5.25             --            --
   Corporate debt issues.....................         --            --             --            --             --            --
                                              ----------    ----------     ----------    ----------     ----------    ----------
      Total investment securities held to
        maturity............................. $       --            --%    $       90          5.25%    $   14,985          7.10%

Investment securities available for sale:
   U.S. Government and agency obligations.... $       --            --%    $       --            --%    $   11,900          3.77%
   Equity securities and mutual funds........         --            --             --            --             --            --
   Municipal securities......................         --            --             --            --            459          4.22
   Corporate debt issues.....................      1,006          5.01          7,089          5.29         15,000          1.63
                                              ----------    ----------     ----------    ----------     ----------    ----------
      Total investment securities
        available for sale................... $    1,006          5.01%    $    7,089          5.29%    $   27,359          2.61%

Mortgage-backed securities held to
  maturity:
   Pass-through certificates................. $   57,988          3.20%    $      739          2.90%    $      104          3.53%
   CMOs......................................    258,439          2.08             --            --         13,470          2.45
                                              ----------    ----------     ----------    ----------     ----------    ----------
      Total mortgage-backed securities
        held to maturity..................... $  316,427          2.28%    $      739          2.90%    $   13,574          2.46%

Mortgage-backed securities available for
  sale:
   Pass through certificates................. $  128,528          2.61%    $      931          6.94%    $    3,430          3.59%
   CMOs......................................    190,977          2.97             --            --         60,919          2.64
                                              ----------    ----------     ----------    ----------     ----------    ----------
      Total mortgage-backed securities
        available for sale................... $  319,505          2.82%    $      931          6.94%    $   64,349          2.69%
                                              ----------    ----------     ----------    ----------     ----------    ----------

Total investment securities and mortgage-
   backed securities......................... $  636,938          2.56%    $    8,849          5.26%    $  120,267          3.20
                                              ==========    ==========     ==========    ==========     ==========    ==========

                                                                      AT JUNE 30, 2003
                                             ----------------------------------------------------------------------
                                                 MORE THAN TEN YEARS                        TOTAL
                                             -------------------------     ----------------------------------------
                                                            ANNUALIZED                                  ANNUALIZED
                                                             WEIGHTED                                    WEIGHTED
                                              AMORTIZED      AVERAGE       AMORTIZED                     AVERAGE
                                                 COST         YIELD           COST      MARKET VALUE      YIELD
                                             ----------    ----------     ------------  -----------    ------------
                                                                    (DOLLARS IN THOUSANDS)

Investment securities held to maturity:
   U.S. Government and agency obligations.... $   2,047          8.35%    $     17,032  $    19,209          7.25%
   Municipal securities......................    65,466          5.04           65,556       68,905          5.04
   Corporate debt issues.....................    45,831          8.03           45,831       47,667          8.03
                                             ----------    ----------     ------------  -----------    ----------
      Total investment securities held to
        maturity............................. $ 113,344          6.31%    $    128,419  $   135,781          6.40%

Investment securities available for sale:
   U.S. Government and agency obligations.... $  30,000          2.24%    $     41,900  $    43,703          2.68%
   Equity securities and mutual funds........   140,603          2.26          140,603      144,060          2.26
   Municipal securities......................   119,337          4.77          119,796      123,654          4.77
   Corporate debt issues.....................     4,407          3.92           27,502       27,581          3.06
                                             ----------    ----------     ------------  -----------    ----------
      Total investment securities
        available for sale................... $ 294,347          3.30%    $    329,801  $   338,998          3.29%

Mortgage-backed securities held to
  maturity:
   Pass-through certificates................. $   7,454          4.67%    $     66,285  $    66,579          3.36%
   CMOs......................................    11,208          3.31          283,117      284,562          2.15
                                             ----------    ----------     ------------  -----------    ----------
      Total mortgage-backed securities
        held to maturity..................... $  18,662          3.85%    $    349,402  $   351,141          2.38%

Mortgage-backed securities available for
  sale:
   Pass through certificates................. $  39,088          6.32%    $    171,977  $   174,947          3.50%
   CMOs......................................   130,993          3.12          382,889      382,686          2.97
                                             ----------    ----------     ------------  -----------    ----------
      Total mortgage-backed securities
        available for sale................... $ 170,081          3.86%    $    554,866  $   557,633          3.13%
                                             ----------    ----------     ------------  -----------    ----------

Total investment securities and mortgage-
   backed securities......................... $ 596,434          4.05%    $  1,362,488  $ 1,383,553          3.28%
                                             ==========    ==========     ============  ===========    ==========

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

        The following table sets forth the deposit activities of the Company for the periods indicated.



                                                                                        YEARS ENDED JUNE 30,
                                                                         ------------------------------------------------------
                                                                              2003                2002                 2001
                                                                         -------------       -------------        -------------
                                                                                           (IN THOUSANDS)

Balance at beginning of period......................................     $   3,593,122       $   3,264,940        $  2,886,509
Net savings activity................................................           226,656              88,883             131,763
Net checking activity...............................................           227,648              49,913               2,019
Deposits acquired...................................................           121,754              84,960             137,941
                                                                         -------------       -------------        ------------
   Net increase before interest credited............................           576,058             223,756             271,723
Interest credited...................................................            94,376             104,426             106,708
                                                                         -------------       -------------        ------------
   Net increase in deposits.........................................           670,434             328,182             378,431
                                                                         -------------       -------------        ------------
      Balance at end of period......................................     $   4,263,556       $   3,593,122        $  3,264,940
                                                                         =============       =============        ============

        The following table sets forth the dollar amount of deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                                                        AT JUNE 30,
                                      -----------------------------------------------------------------------------
                                                       2003                                   2002
                                      ------------------------------------     ---------------------------------------

                                        BALANCE     PERCENT (1)   RATE (2)      BALANCE    PERCENT (1)   RATE (2)
                                       ----------  ------------   --------     ---------   ------------  ---------
                                                                 (DOLLARS IN THOUSANDS)

Savings accounts.................     $   920,721       21.60%        1.67%   $   698,336      19.44%        2.62%
Checking accounts................         861,922       20.21         0.86        605,582      16.85         0.86
Money market accounts............         568,164       13.33         2.06        407,974      11.35         2.71
Certificates of deposit:
   Maturing within 1 year........         845,985       19.84         2.93      1,046,783      29.14         3.80
   Maturing 1 to 3 years.........         719,909       16.88         4.01        542,222      15.09         4.39
   Maturing more than 3 years....         346,855        8.14         4.55        292,225       8.13         5.02
                                      -----------   ---------    ---------    -----------  ---------    ---------
   Total certificates............       1,912,749       44.86         3.63      1,881,230      52.36         4.16
                                      -----------   ---------    ---------    -----------  ---------    ---------
Total deposits...................     $ 4,263,556      100.00%        2.44%   $ 3,593,122     100.00%        3.14%
                                      ===========   =========    =========    ===========  =========    =========

                                                    AT JUNE 30,
                                      -------------------------------------
                                                        2001
                                      -------------------------------------

                                         BALANCE    PERCENT (1)    RATE (2)
                                        ---------  -------------  ----------
                                               (DOLLARS IN THOUSANDS)

Savings accounts.................      $   455,031      13.94%         3.17%
Checking accounts................          522,580      16.00          0.96
Money market accounts............          208,220       6.38          3.69
Certificates of deposit:
   Maturing within 1 year........        1,691,033      51.79          6.02
   Maturing 1 to 3 years.........          313,697       9.61          5.79
   Maturing more than 3 years....           74,379       2.28          6.02
                                       -----------  ---------     ---------
   Total certificates............        2,079,109      63.68          5.99
                                       -----------  ---------     ---------
Total deposits...................      $ 3,264,940     100.00%         4.65%
                                       ===========  =========     =========

-------------------------------------
(1)  Represents percentage of total deposits.
(2)  Represents weighted average nominal rate at fiscal year end.

        TIME DEPOSIT RATES. The following table sets forth the time deposits in the Company classified by rates as of the dates indicated:


                                                                                                     AT JUNE 30,
                                                                               ----------------------------------------------------
                                                                                     2003              2002             2001
                                                                               ----------------     -------------  ----------------
               RATE                                                                                (IN THOUSANDS)
               ----

Less than 2.00%...............................................................   $      317,502    $      24,433  $             --
2.00 - 2.99%..................................................................          354,304          431,963               301
3.00 - 3.99%..................................................................          421,431          410,835            79,616
4.00 - 4.99%..................................................................          559,407          579,715           330,509
5.00 - 5.99%..................................................................          211,408          233,925           428,362
6.00 - 6.99%..................................................................           32,140          171,642         1,124,205
7.00 - 7.99%..................................................................           16,487           28,653           116,052
8.00% or greater..............................................................               70               64                64
                                                                                 --------------    -------------  ----------------
    Total.....................................................................   $    1,912,749    $   1,881,230  $      2,079,109
                                                                                 ==============    =============  ================


        TIME DEPOSIT MATURITIES. The following table sets forth the amount and maturities of time deposits at June 30, 2003.

                                                                                       AMOUNT DUE
                                                   --------------------------------------------------------------------------------
                                                    LESS THAN ONE
                        RATE                            YEAR           1-2 YEARS        2-3 YEARS      AFTER 3 YEARS        TOTAL
                        ----                       ---------------   ------------    --------------   ---------------   -----------
                                                                                     (IN THOUSANDS)

Less than 2.00%...............................     $    295,995     $     21,333     $         42     $        132     $    317,502
2.00 - 2.99%..................................          207,599          110,170           36,109              426          354,304
3.00 - 3.99%..................................          131,206          151,657           54,554           84,014          421,431
4.00 - 4.99%..................................          152,116           83,964          142,786          180,541          559,407
5.00 - 5.99%..................................           46,029           36,413           49,321           79,645          211,408
6.00 - 6.99%..................................           10,548           16,002            3,576            2,014           32,140
7.00 - 7.99%..................................            2,422           13,155              827               83           16,487
8.00% or greater..............................               70               --               --               --               70
                                                   ------------     ------------     ------------     ------------     ------------
   Total......................................     $    845,985     $    432,694     $    287,215     $    346,855     $  1,912,749
                                                   ============     ============     ============     ============     ============

        LARGE CERTIFICATES OF DEPOSIT MATURITIES. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2003.

                                                                                                                CERTIFICATES
            MATURITY PERIOD                                                                                      OF DEPOSIT
            ---------------                                                                                      ----------
                                                                                                               (IN THOUSANDS)

            Three months or less...........................................................................    $      31,527
            Three through six months.......................................................................           36,570
            Six through twelve months......................................................................           46,075
            Over twelve months.............................................................................          183,342
                                                                                                               -------------
              Total........................................................................................    $     297,514
                                                                                                               =============


BORROWINGS

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

                                                                                      DURING THE YEAR ENDED JUNE 30,
                                                                   -----------------------------------------------------------------
                                                                            2002                   2001                    2000
                                                                   -------------------    ----------------------  ------------------
                                                                                          (DOLLARS IN THOUSANDS)
FHLB-Pittsburgh borrowings:
      Average balance outstanding                                  $     412,817           $     237,907          $     247,291
      Maximum outstanding at end of any month during period              471,416                 243,547                304,583
      Balance outstanding at end of period                               430,014                 235,500                245,552
      Weighted average interest rate during period                          4.78%                   5.47%                  5.84%
      Weighted average interest rate at end of period                       4.89%                   5.35%                  5.36%

Reverse repurchase agreements:
      Average balance outstanding                                  $      20,791           $      12,798          $      24,059
      Maximum outstanding at end of any month during period               29,226                  19,568                 28,997
      Balance outstanding at end of period                                29,226                  17,166                 24,165
      Weighted average interest rate during period                          1.80%                   2.82%                  6.14%
      Weighted average interest rate at end of period                       1.27%                   1.98%                  4.47%

Other borrowings:
      Average balance outstanding                                  $       6,603           $       6,571          $       7,208
      Maximum outstanding at end of any month during period                6,696                   6,647                 10,315
      Balance outstanding at end of period                                 6,510                   6,594                  6,495
      Weighted average interest rate during period                          6.50%                   6.63%                  7.03%
      Weighted average interest rate at end of period                       5.12%                   6.63%                  6.65%

Total borrowings:
      Average balance outstanding                                  $     440,211           $     257,276          $     278,558
      Maximum outstanding at end of any month during period              496,026                 269,603                339,531
      Balance outstanding at end of period                               465,750                 259,260                276,212
      Weighted average interest rate during period                          4.66%                   5.37%                  5.90%
      Weighted average interest rate at end of period                       4.66%                   5.16%                  5.31%



COMPETITION

        The Company's market area in Pennsylvania, western New York and eastern Ohio has a large concentration of financial institutions, some of which are significantly larger and have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. As a result, the Company encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations, and credit unions in its market area, and the Company expects continued strong competition from such financial institutions in the foreseeable future. The Company's market area includes offices of several commercial banks that are substantially larger than the Company in terms of state-wide deposits. The Company competes for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services.

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

SUBSIDIARY ACTIVITIES

        The Company has four subsidiaries: the Bank and Jamestown, as well as Northwest Capital Trust I and Northwest Bancorp Statutory Trust I, all of which are wholly-owned. The Bank has six wholly owned subsidiaries, Great Northwest Corporation, Northwest Financial Services, Inc., Boetger & Associates, Inc., Northwest Consumer Discount Company, Inc., Allegheny Services, Inc., and Northwest Capital Group, Inc. Jamestown has no subsidiaries. For financial reporting purposes all of these companies are included in the consolidated financial statements of the Company.

           Northwest Capital Trust I is a wholly owned Delaware statutory business trust. The sole activity of this Trust was the issuance of 2,760,000 of 8.75% Cumulative Trust Preferred Securities through a public offering on November 30, 2001 (liquidation value of $25 per preferred security or $69,000,000) with a stated maturity date of December 31, 2031. At June 30, 2003, the Company had an equity investment in Northwest Capital Trust I of $2.1 million. For the fiscal year ended June 30, 2003 Northwest Capital Trust I reported no net income.

        Northwest Bancorp Statutory Trust I is the second wholly owned Delaware statutory business trust formed by the Company during the 2002 fiscal year. The sole activity of this Trust was the issuance of 30,000 Cumulative Trust Preferred Securities to a pooled vehicle through a private transaction on December 18, 2001 (liquidation value of $1,000 per preferred security or $30,000,000) with a stated maturity date of December 23, 2031. At June 30, 2003, the Company had an equity investment in Northwest Bancorp Statutory Trust I of $928,000, and for the fiscal year ended June 30, 2003, Northwest Bancorp Statutory Trust I reported no net income.

        Great Northwest's sole activity is holding equity investments in government-assisted low-income housing projects in various locations in the Company's market area. At June 30, 2003, the Bank had an equity investment in Great Northwest of $4.2 million. For the fiscal year ended June 30, 2003, Great Northwest had net income of $474,000 generated primarily from federal low-income housing tax credits.

        Northwest Financial Services' principal activity is the operation of retail brokerage activities for the Company. It also maintains ownership interests in the common stock of several financial institutions. In addition, Northwest Financial Services also holds an equity investment in one government assisted low-income housing project and owns 100% of the stock in Rid-Fed, Inc. At June 30, 2003, the Bank had an equity investment in Northwest Financial Services of $6.9 million, and for the fiscal year ended June 30, 2003, Northwest Financial Services had net income of $182,000.

        Northwest Consumer Discount Company operates 45 consumer finance offices throughout Pennsylvania and operates two consumer finance offices in New York State as a separate subsidiary doing business therein as Northwest Finance Company. At June 30, 2003, the Bank had an equity investment in Northwest Consumer Discount Company of $16.9 million and the net income of Northwest Consumer Discount Company for the fiscal year ended June 30, 2003 was $1.8 million. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreation vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Company adds a general provision on a regular basis to its consumer loan loss allowance, based on general economic conditions and prior loss experience.

        Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through the Bank's wholesale lending business. In addition, this Company has loans to both Northwest Savings Bank and Northwest Consumer Discount Company. At June 30, 2003 the Bank had an equity investment in Allegheny Services, Inc. of $483.2 million, and for the fiscal year ended June 30, 2003, Allegheny Services, Inc. had net income of $17.3 million.

        Boetger & Associates, Inc. is an actuarial services firm acquired July 1, 2002. At June 30, 2003 the Bank had an equity investment of $1.1 million in Boetger and Associates and for the fiscal year ended June 30, 2003 Boetger & Associates had net income of $54,000.

        Northwest Capital Group's principal activity is the development and sale of a timeshare project in Honolulu, Hawaii which was acquired by deed in lieu of foreclosure in 1997. Northwest Capital Group, Inc. also holds title to several other properties that were acquired in foreclosure. At June 30, 2003 the Bank had an equity investment of $26,000 in Northwest Capital Group and for the fiscal year ended June 30, 2003 Northwest Capital Group reported no net income.

        Rid-Fed, Inc., a wholly owned subsidiary of Northwest Financial Services, has as its sole activity a commercial real estate loan to Northwest Capital Group. At June 30, 2003 Northwest Financial Services had an equity investment of $1.1 million in Rid-Fed, Inc. and for the fiscal year ended June 30, 2003 Rid-Fed, Inc. reported no net income.

        Northwest Finance Company, Inc. is a wholly owned subsidiary of Northwest Consumer Discount Company. Northwest Finance Company operates two consumer finance offices in Jamestown and Fredonia, New York. As of June 30, 2003, Northwest Consumer Discount Company's equity investment in Northwest Finance Company was $(112,000). For the year ended June 30, 2003, Northwest Finance Company had net income of $7,000.

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

PERSONNEL

        As of June 30, 2003, the Company and its wholly owned subsidiaries had 1,340 full-time and 297 part-time employees. None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

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

        As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations are able to convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves are subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six year period beginning in fiscal 1997. However, because the Company met the minimum level of mortgage lending test (i.e., the Company's level of mortgage lending activity (re-financings and home equity loans excluded) exceeded its average mortgage lending activity for the six years preceding fiscal 1997 and 1998, adjusted for inflation), the Company was able to suspend its tax bad debt recapture for the 1997 and 1998 tax years. During each of the fiscal years 1999, 2003, the Company recaptured into taxable income approximately $1.3 million of the post-1987 bad debt reserves. At June 30, 2003, the Company had a balance of approximately $1.3 million of bad debt reserves in retained income that is subject to recapture over the next year under this legislation.

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

PROMPT CORRECTIVE ACTION

        Under federal regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of June 30, 2003, the Bank and Jamestown were "well-capitalized institutions" for this purpose.

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

        - Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the federal bank regulators jointly issued proposed rules to implement Section
                326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers.

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

        Qualified Thrift Lender Test. To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), both the Bank and Jamestown Savings bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, each of the Bank and Jamestown Savings Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. As of June 30, 2003 the Bank and Jamestown Savings Bank met the Qualified Thrift Lender test.

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

SARBANES-OXLEY ACT OF 2002

        On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which provides for corporate governance, disclosure and accounting reforms intended to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing, quality control and independence standards, and will be funded by fees from all publicly traded companies. The Act also places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for audit partner rotation after a period of time. The Act also requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report to the chief executive officer or chief legal officer of the company, evidence of a material violation of the securities laws or a breach of fiduciary duty by a company and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

        Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restating a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in beneficial ownership in a company's securities within two business days of the change.

        The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the public company. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company's registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

        Although we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

DIVIDENDS

        The Company's ability to pay dividends depends, to a large extent, upon the Bank's ability to pay dividends to the Company. The Banking Code of the Commonwealth of Pennsylvania states, in part, that dividends may be declared and paid by the Bank only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to capital. The Bank has not declared or paid any dividends which caused the Bank's retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due to the FDIC. At June 30, 2003, the Bank's retained earnings exceeded required capital by $194.7 million and the Bank was not in default of any assessment due the FDIC.

        In addition, the Bank is required to notify the OTS prior to paying a dividend to the Company, and receive the nonobjection of the OTS to any such dividend.

                           FEDERAL AND STATE TAXATION

        FEDERAL TAXATION. For federal income tax purposes, the Company files a consolidated federal income tax return with its wholly owned subsidiaries on a fiscal year basis. The applicable federal income tax expense or benefit is properly allocated to each subsidiary based upon taxable income or loss calculated on a separate company basis. The Mutual Holding Company is not permitted to file a consolidated federal income tax return with the Company, and must pay Federal income tax on 20% of the dividends received from the Company, if any. Because the Mutual Holding Company has nominal assets other than the stock of the Company, it does not have material federal income tax liability other than the tax due on the dividends received from the Company, if any.

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

        The statute of limitations is open for potential examinations by the Internal Revenue Service for the tax years ended June 30, 2000 through June 30, 2003.

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

        The Bank is subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Bank's financial net income determined in accordance with generally accepted accounting principles, with certain adjustments. The tax rate under the Mutual Thrift Institutions Tax is 11.5%. Interest on state and federal obligations is excluded from net income. An allocable portion of interest expense incurred to carry the obligations is disallowed as a deduction.

        The subsidiaries of the Bank are subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania and other applicable taxes in the states where they conduct business.

ITEM 2.  PROPERTIES

        As of June 30, 2003, the Company conducted its business through its main office located in Warren, Pennsylvania, 123 other full-service offices throughout its market area in northwest, southwest and central Pennsylvania, eight offices in southwestern New York, and five offices in eastern Ohio. The Company and its wholly owned subsidiaries also operated 45 consumer finance offices located throughout Pennsylvania and two consumer lending office in New York. At June 30, 2003, the Company's premises and equipment had an aggregate net book value of approximately $63.2 million.

        Listed below is the location of each of the Company's community banking offices.

                          PENNSYLVANIA

Austin, Potter Co.
   --   21 Turner Street

Bellefonte, Centre Co.
   --   117 North Allegheny Street

Bethel Park, Allegheny Co.
   --   6284 Library Road

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

Clearfield, Clearfield Co.
   --   1200 South Second Street

Columbia, Lancaster Co.
   --   350 Locust Street

Coudersport, Potter Co.
   --   302 N. East Street

Corry, Erie Co.
   --   150 North Center Street

Cranberry, Venango Co.
   --   Cranberry Mall

Ebensburg, Cambria Co.
   --   176 Lovell Avenue

Edinboro, Erie Co.
   --   Walmart, 108 Washington Towne Blvd

Elizabeth, Allegheny Co.
   --   603 Scenery Drive

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

Kane (2), McKean Co.
   --   56 Fraley Street
   --   355 Biddle Street

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

Mansfield, Tioga Co.
   --   50 South Main Street

Marianna, Washington Co.
   --   1784 Main Street

Marienville, Forest Co.
   --   Walnut & West Spruce Street

McDonald, Washington Co.
   --   101 East Lincoln Avenue

Meadville (4), Crawford Co.
   --   932 Diamond Park
   --   1073 Park Avenue
   --   880 Park Avenue
   --   730 North Main Street

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

Pittsburgh (2), Allegheny Co.
   --   543 Brownsville Road
   --   710 Old Clairton Road

Pleasantville, Venango Co.
   --   102 East State Street

Pottsville, Schuylkill Co.
   --   104 North Centre Street

Ridgway (2), Elk Co.
   --   170 Main Street
   --   125 Main Street

Rimersburg, Clarion Co.
   --   629 Main Street

Sarver, Butler Co.
   --   737 South Pike Road

Schaefferstown, Lebanon Co.
   --   Dutch-Way Shopping Mall
        Route 501 North

Sheffield, Warren Co.
   --   101 South Main Street

Shinglehouse, Potter Co.
   --   105 West Academy Street

Sligo, Clarion Co.
   --   1613 Bald Eagle Street

Smethport, McKean Co.
   --   428 Main Street

Smithfield, Huntingdon Co.
   --   100 Fairgrounds Road

Springboro, Crawford Co.
   --   105 South Main Street

St. Marys (2), Elk Co.
   --   39 South St. Marys Street
   --   St. Mary's Plaza
        824 Million Dollar Highway

State College (3), Centre Co.
   --   201 West Beaver Avenue
   --   611 University Drive
   --   1524 West College Avenue

Sykesville, Jefferson Co.
   --   Main and Park Street

Tidioute, Warren Co.
   --   5 Buckingham Street

Tionesta, Forest Co.
   --   221 Elm Street

Titusville (2), Crawford Co.
   --   Spring & Franklin Street
   --   319 West Central Avenue

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

Weedville, Elk Co.
   --   499 River Road

Wellsboro (2), Tioga Co.
   --   61 Main Street
   --   16 Main Street

Westfield, Tioga Co.
   --   100 East Main Street

Westmont, Cambria Co.
   --   1740 Lyter Drive

Wrightsville, York Co.
   --   120 North 4th Street

York (3), York Co.
   --   Queensgate Shopping Center
        2220 South Queens Street
   --   Stonybrook Plaza
        3649 East Market Street
   --   1700 Roosevelt Avenue

                                    NEW YORK

Jamestown (3) Chautauqua Co.
   --   23 West Third Street
   --   768 Foote Avenue
   --   7 West Third Street

Kenmore, Erie Co.
   --   2981 Delaware Avenue

Lakewood, Chautauqua Co.
   --   311 East Fairmount Avenue

Mayville, Chautauqua Co.
   --   29 S. Erie Street

Olean, Cattaraugus Co.
   --   2513 West State Street

Williamsville, Erie Co.
   --   Eastern Hills Mall
   --   4545 Transit Road

                                      OHIO

Ashtabula, Ashtabula Co.
   --   1040 Lake Avenue

Chardon, Geauga Co.
   --   325 Center Street

Geneva, Ashtabula Co.
   --   30 East Main Street

Madison, Lake Co.
   --   1903 Hubbard Road

Painesville, Lake Co.
   --   70 Richmond Street

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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                   MARKET FOR COMMON STOCK AND RELATED MATTERS

        The Company's common stock is listed on the Nasdaq National Market under the symbol "NWSB." As of June 30, 2003, the Company had 20 registered market makers, 4,087 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 47,693,981 shares outstanding. As of such date, the Mutual Holding Company held 35,366,218 shares of common stock and stockholders other than the Mutual Holding Company held 12,327,763 shares. The following table sets forth market price and dividend information for the Company's common stock. Information is presented for each quarter of the previous two fiscal years.


                     FISCAL YEAR ENDED                                                                       CASH DIVIDENDS
                         JUNE 30, 2003                                   HIGH                  LOW              DECLARED
                     ---------------------                         ----------------     ---------------     ----------------

                     First quarter                                 $     14.41          $     9.98          $     0.08
                     Second quarter                                      15.80               12.17                0.08
                     Third quarter                                       16.51               13.55                0.08
                     Fourth quarter                                      16.99               15.15                0.08

                     FISCAL YEAR ENDED                                                                       CASH DIVIDENDS
                         JUNE 30, 2002                                   HIGH                  LOW              DECLARED
                     ---------------------                         ----------------     ---------------     ----------------

                     First quarter                                 $     12.10          $     9.70          $     0.06
                     Second quarter                                      11.94                9.70                0.06
                     Third quarter                                       12.80               10.98                0.06
                     Fourth quarter                                      14.95               11.80                0.06


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

                                                                                        AT JUNE 30,
                                                         ------------------------------------------------------------------------
                                                            2003           2002            2001           2000           1999
                                                         ----------     ----------     -----------     ----------     -----------
SELECTED CONSOLIDATED FINANCIAL CONDITION DATA:                                        (IN THOUSANDS)

Total assets..........................................   $ 5,222,367    $  4,305,535   $  3,852,831    $ 3,407,292    $  3,078,832
Investment securities held-to-maturity................       128,419         132,643        129,991         97,590         118,307
Investment securities available-for-sale..............       338,998         174,982         96,645        107,972         121,923
Mortgage-backed securities held-to-maturity...........       349,402         263,860        209,340        140,166         135,557
Mortgage-backed securities available-for-sale.........       557,633         260,741        294,934        280,011         212,700
Loans receivable net:
   Real estate........................................     2,428,601       2,309,752      2,200,115      1,990,622       1,835,870
   Consumer...........................................       690,596         608,370        568,661        504,966         410,165
   Commercial.........................................       127,574          94,484         87,805         49,042          39,203
      Total loans receivable, net.....................     3,246,771       3,012,606      2,856,581      2,544,630       2,285,238
Deposits..............................................     4,263,556       3,593,122      3,264,940      2,886,509       2,463,711
Advances from FHLB and other borrowed funds...........       465,750         259,260        276,212        239,941         348,915
Shareholders' equity..................................       356,932         316,640        275,713        247,888         233,657

                                                                                    YEARS ENDED JUNE 30,
                                                          ------------------------------------------------------------------------
                                                             2003           2002            2001           2000           1999
                                                          ----------    -----------     -----------     ----------     -----------
SELECTED CONSOLIDATED OPERATING DATA:                                                   (IN THOUSANDS)

Total interest income..................................   $   275,619    $    274,500   $    269,430    $   239,724    $    206,593
Total interest expense.................................       137,638         147,255        157,322        132,099         114,911
                                                          -----------    ------------   ------------    -----------    ------------
   Net interest income.................................       137,981         127,245        112,108        107,625          91,682
Provision for loan losses..............................         8,431           6,360          5,347          4,149           3,629
                                                          -----------    ------------   ------------    -----------    ------------
   Net interest income after provision for loan losses.       129,550         120,885        106,761        103,476          88,053
                                                          -----------    ------------   ------------    -----------    ------------
Noninterest income.....................................        26,735          18,173         15,054         11,271           6,010
Noninterest expense....................................        98,007          84,524         82,339         73,634          63,110
                                                          -----------    ------------   ------------    -----------    ------------
Income before income tax expense and cumulative effect
   of accounting change................................        58,278          54,534         39,476         41,113          30,953
Income tax expense.....................................        16,587          16,600         12,699         13,910          10,914
Minority interest in net loss of subsidiary............             -              --             --             --               3
                                                          -----------    ------------   ------------    -----------    ------------
Income before cumulative effect of accounting change...        41,691          37,934         26,777         27,203          20,042
Cumulative effect of accounting change.................            --           2,237             --             --              --
                                                          -----------    ------------   ------------    -----------    ------------
      Net income.......................................   $    41,691    $     40,171   $     26,777    $    27,203    $     20,042
                                                          ===========    ============   ============    ===========    ============
Basic per share amounts:
   Income before cumulative effect of accounting change   $      0.88    $       0.80           0.57            0.58           0.42
   Cumulative effect of accounting change..............            --            0.05             --              --             --
                                                          -----------    ------------   ------------    ------------   ------------
   Net income..........................................   $      0.88    $       0.85   $       0.57    $       0.58   $       0.42
                                                          ===========    ============   ============    ============   ============
Diluted per share amounts:
   Income before cumulative effect of accounting change   $      0.87    $       0.79   $       0.56    $       0.57   $       0.42
   Cumulative effect of accounting change..............            --            0.05             --              --             --
                                                          -----------    ------------   ------------    ------------   ------------
   Net income..........................................   $      0.87    $       0.84   $       0.56    $       0.57   $       0.42
                                                          ===========    ============   ============    ============   ============

                                                                                AT OR FOR THE YEAR ENDED JUNE 30,
                                                            ------------------------------------------------------------------------
                                                               2003           2002            2001           2000           1999
                                                            ----------     ----------     -----------     ----------     -----------
KEY FINANCIAL RATIOS AND OTHER DATA:

Return on average assets (net income divided
   by average total assets)..............................       0.85%          0.99%           0.75%          0.83%          0.71%
Return on average equity (net income divided by
   average equity).......................................      12.36          13.61           10.25          11.39           8.86
Average capital to average assets........................       6.89           7.24            7.27           7.29           8.01
Capital to total assets..................................       6.84           7.35            7.16           7.28           7.59
Net interest rate spread (average yield on interest-earning
   assets less average cost of interest-bearing liabilities)    2.97            3.11           2.97           3.26           3.20
Net interest margin (net interest income as a
   percentage of average interest-earning assets) .......       3.14           3.42            3.35           3.54           3.49
Noninterest expense to average assets ...................       2.00           2.07            2.29           2.25           2.23
Net interest income to noninterest expense...............       1.41x          1.51x           1.36x          1.46x          1.45x
Dividend payout ratio....................................      36.78          28.57           28.57          28.07          38.10
Nonperforming loans to net loans receivable..............       1.00           0.52            0.62           0.40           0.71
Nonperforming assets to total assets.....................       0.69           0.49            0.55           0.36           0.63
Allowance for loan losses to nonperforming loans.........      81.54         139.51          115.06         177.97         104.08
Allowance for loan losses to net loans receivable........       0.82           0.73            0.71           0.72           0.73
Average interest-earning assets to average
   interest-bearing liabilities..........................       1.06x          1.08x           1.08x          1.07x          1.07x
Number of:
   Full-service offices..................................        137            126             118            106             94
   Consumer finance offices..............................         47             49              45             43             36

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

CRITICAL ACCOUNTING POLICIES

        The Company's critical accounting policy involves accounting estimates that: a) require assumptions about highly uncertain matters, and b) could vary sufficiently to cause a material effect on the Company's financial condition or results of operations.

        ALLOWANCE FOR LOAN LOSSES. In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and, the quality of the security for the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review the Company's allowance for loan losses and may require the Company to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using the Company's historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date. Commercial loans over a certain dollar amount are evaluated individually to determine the required allowance for loan losses and to evaluate for potential impairment of such loans under SFAS 114. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations. The allowance review methodology is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results.

FINANCIAL CONDITION

        GENERAL. Total assets increased by $916.8 million, or 21.3%, to $5.222 billion at June 30, 2003 from $4.306 billion at June 30, 2002. This increase was funded primarily by a $670.4 million increase in deposits, a $206.5 million increase in borrowed funds and net income of $41.7 million. Total assets increased by $452.7 million, or 11.8%, to $4.306 billion at June 30, 2002 from $3.853 billion at June 30, 2001. This increase was funded primarily by a $328.2 million increase in deposits, the issuance of $99.0 million of trust preferred securities and net income of $40.2 million.

The additional funds received in both fiscal years 2003 and 2002 were used to increase loans receivable and marketable securities.

        INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS. Interest-earning deposits in other financial institutions increased by $91.3 million to $244.4 million at June 30, 2003 from $153.1 million at June 30, 2002. Interest-earning deposits in other financial institutions increased by $108.1 million to $153.1 million at June 30, 2002 from $45.0 million at June 30, 2001. These increases are due to the Company increasing its liquidity position as part of its asset and liability management strategy in preparation for rising interest rates. The balances in these accounts fluctuate daily based on the net cash flow from the Company's activities.

        INVESTMENT SECURITIES. Investment securities increased by $159.8 million, or 51.9%, to $467.4 million at June 30, 2003 from $307.6 million at June 30, 2002. This increase resulted primarily from the Company investing the increase in deposits in variable rate securities in anticipation of rising interest rates. Investment securities increased by $81.0 million, or 35.7%, to $307.6 million at June 30, 2002 from $226.6 million at June 30, 2001. This increase resulted from the investment of funds received from the growth in deposits as well as the proceeds received from the trust preferred offerings, discussed below.

        MORTGAGE-BACKED SECURITIES. Mortgage-backed securities increased by $382.4 million, or 72.9%, to $907.0 million at June 30, 2003 from $524.6 million at June 30, 2002. This increase resulted from the Company purchasing variable rate mortgage-backed securities to position itself for rising interest rates. Mortgage-backed securities increased by $20.3 million, or 4.0%, to $524.6 million at June 30, 2002 from $504.3 million at June 30, 2001. This increase resulted from the investment of funds received from the growth in deposits as well as the proceeds received from the trust preferred offerings.

        LOANS RECEIVABLE. Net loans receivable increased by $234.2 million, or 7.8%, to $3.247 billion at June 30, 2003 from $3.013 billion at June 30, 2002. This small increase, which was low by historic standards, was controlled by the Company in an effort to control its exposure to rising interest rates. Contributing to this increase was the acquisition of Prestige Bank, a federal savings bank, which had $130.6 million of net loans. Net loans receivable increased by $156.0 million, or 5.5%, to $3.013 billion at June 30, 2002 from $2.857 billion at June 30, 2001. This increase, which was low by historic standards, resulted primarily from loan growth across the Company's market area as well as the purchase of approximately $21.9 million of loans as part of the acquisition of four retail offices during the 2002 year.

        BANK-OWNED LIFE INSURANCE. From June to September 2002 the Company purchased $60.0 million of insurance on the lives of a certain group of key employees. The investment returns from such policies will be used to offset the increase in employee benefit costs such as healthcare. The cash surrender value of these policies is included in the consolidated statements of financial condition as other assets and any increase in the cash surrender value is recorded as noninterest income on the consolidated statements of income. The appreciation in cash surrender value is currently excluded from taxable income for federal tax purposes and results in a reduction of the Company's effective tax rate of approximately 2.0%. As of June 30, 2003, the Company had $63.4 million of bank-owned life insurance, including $3.4 million of appreciation in value.

        DEPOSITS. Deposits increased by $670.4 million, or 18.7%, to $4.264 billion at June 30, 2003 from $3.593 billion at June 30, 2002. This increase was primarily due to strong internal growth throughout the Company's market area and the acquisition of Prestige Bank, which had approximately $122.0 million of deposits. Deposits increased by $328.2 million, or 10.1%, to $3.593 billion at June 30, 2002 from $3.265 billion at June 30, 2001. This increase was primarily due to deposit growth throughout the Company's market area as well as the successful integration and strong growth of de novo offices opened during the year. In addition, the acquisition of four retail offices during the current fiscal year contributed deposits of approximately $85.0 million.

        BORROWINGS. Borrowings increased by $206.5 million, or 79.7%, to $465.8 million at June 30, 2003 from $259.3 million at June 30, 2002. This increase resulted from the Company's interest-rate risk management strategy of borrowing long-term fixed-rate funds from the Federal Home Loan Bank of Pittsburgh ("FHLB") and purchasing floating rate investment securities. Borrowings decreased by $16.9 million, or 6.1%, to $259.3 million at June 30, 2002 from $276.2 million at June 30, 2001, as the Company utilized a portion of the aforementioned deposit growth to replace retail repurchase agreements and reduce its borrowings from the Federal Home Loan Bank of Pittsburgh.

        TRUST PREFERRED SECURITIES. During the year ended June 30, 2002, the Company issued $99.0 million of Trust Preferred Securities in two separate offerings through its newly formed and wholly owned Delaware statutory business trusts, Northwest Capital Trust I and Northwest Bancorp Statutory Trust I. The first involved the issuance of $69.0 million of 8.75% Cumulative Trust Preferred Securities through a public offering on November 30, 2001 (liquidation amount $25 per preferred security). This security trades on the Nasdaq National Market under the symbol NWSBP. The second offering of $30.0 million was sold in a private transaction to a pooled investment vehicle on December 18, 2001 with a floating rate of interest equal to the three-month LIBOR plus 3.60%, reset quarterly. The trust-preferred securities qualify as regulatory Tier 1 capital and the cash distributions are tax deductible.

        SHAREHOLDERS' EQUITY. Shareholders' equity increased by $40.3 million, or 12.7%, to $356.9 million at June 30, 2003 from $316.6 million at June 30, 2002. This increase was primarily due to net income of $41.7 million, which was partially offset by the payment of common stock dividends in the amount of $3.9 million. The majority of the remaining net increase was the result of the Company recording a net unrealized gain in the value of securities available for sale of $1.6 million. Shareholders' equity increased by $40.9 million, or 14.8%, to $316.6 million at June 30, 2002 from $275.7 million at June 30, 2001. This increase was primarily due to net income of $40.2 million, which was partially offset by the declaration of common stock dividends in the amount of $2.9 million. The remaining net increase was the result of the Company recording a net unrealized gain in the value of securities available for sale of $3.0 million due to the decrease in short-term market interest rates.

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

        Net income for the fiscal year ended June 30, 2003 was $41.7 million, or $0.87 per diluted share, an increase of $1.5 million, or 3.8%, from $40.2 million, or $0.84 per diluted share, for the fiscal year ended June 30, 2002. This increase in net income resulted from increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses and noninterest expense. For the fiscal year ended June 30, 2002 net income was $40.2 million, or $0.84 per diluted share, and was significantly enhanced by the adoption of Statement of Financial Accounting Standards No. 141, "Business Combinations." This pronouncement required that the Company's remaining negative goodwill of approximately $2.2 million be taken into income as a one-time cumulative change in accounting principle. Excluding the effects of this one-time item, net income for the year would have been $37.9 million, or $0.79 per diluted share, an increase of $11.1 million, or 41.7%, from $26.8 million, or $0.56 per diluted share, for the prior fiscal year ended June 30, 2001. This increase in net income resulted primarily from a $15.1 million, or 13.5%, increase in net interest income and a $3.1 million, or 20.7%, increase in noninterest income partially offset by an increase in noninterest expense of $2.2 million, or 2.7%, and an increase in the provision for loan losses of $1.0 million, or 18.9%.

        INTEREST INCOME. Total interest income increased by $2.4 million, or 0.9%, on a taxable equivalent basis, to $281.5 million for the fiscal year ended June 30, 2003 from $279.1 million for the fiscal year ended June 30, 2002. This increase was primarily due to an increase in average interest-earning assets of $719.5 million. This increase was almost completely offset by a decrease in the average rate earned on interest earning assets of 1.08%, from 7.23% to 6.15%. Total interest income increased by $7.1 million, or 2.6%, on a taxable equivalent basis, to $279.1 million for the fiscal year ended June 30, 2002 from $272.0 million for the fiscal year ended June 30, 2001. This increase was primarily due to an increase in average interest earning assets of $434.4 million, or 12.7%, to $3.859 billion from $3.424 billion, which was partially offset by a decrease in the yield on average interest earning assets to 7.23% from 7.94%. The increase in average interest earning assets was primarily due to the continued strong internal growth of the Company's existing funding sources along with the investment of funds received from acquisitions and new office openings. The yield on average interest earning assets decreased as a result of the aforementioned growth occurring during a period of declining market interest rates, the pre-payment and modification of fixed rate loans in a declining rate environment and the repricing of variable rate assets at lower interest rates.

        Interest income on loans receivable decreased by $867,000, or less than 1%, on a taxable equivalent basis, to $228.8 million for the year ended June 30, 2003 from $229.6 million for the year ended June 30, 2002. This decrease resulted primarily because the average yield on loans decreased to 7.22% from 7.82% which more than offset the increase in average loans outstanding from $2.936 billion to $3.169 billion. Interest income on loans receivable increased by $6.9 million, or 3.1%, on a taxable equivalent basis, to $229.6 million for the year ended June 30, 2002 from $222.7 million for the year ended June 30, 2001. This increase resulted primarily from an increase in average loans outstanding of $220.6 million, or 8.1%, to $2.936 billion from $2.715 billion, which was partially offset by a decrease in the average yield on loans to 7.78% from 8.20%. Average loans outstanding increased over the past two years because of strong loan demand throughout the Company's market area as well as the aforementioned acquisitions. The decrease in average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans in a declining interest rate environment along with the growth in the Company's loan portfolio over the past two years at interest rate levels lower than the existing average portfolio rate.

        Interest income on mortgage-backed securities decreased by $230,000, or less than 1%, to $26.3 million for the year ended June 30, 2003 from $26.5 million for the year ended June 30, 2002. The decrease resulted because the average rate decreased significantly by 1.55% from 5.18% to 3.63% while the average balance increased significantly by $212.6 million from $512.0 million to $724.6 million. The significant increase in average balance resulted from the Company's efforts to increase its investment portfolio in an effort to protect its net interest margin in the event that interest rates rise. The decrease in average rate is a result of the current interest rate environment and the Company's interest-rate risk strategy of investing in variable rate investments. Interest income on mortgage-backed securities decreased by $2.7 million, or 9.0%, to $26.5 million for the year ended June 30, 2002 from $29.2 million for the year ended June 30, 2001. This decrease occurred primarily because of a decrease in the average yield to 5.18% from 6.58%, which was partially offset by an increase in the average balance of $69.0 million, or 15.6%, to $512.0 million from $443.0 million. The average yield on mortgage-backed securities, approximately 86% of which are variable rate, decreased in response to the significant reduction in short-term market interest rates during calendar 2001. The average balance increased primarily as a result of investing the funds from the aforementioned deposit growth.

        Interest income on investment securities increased by $3.4 million, or 18.5%, on a taxable equivalent basis, to $21.7 million for the year ended June 30, 2003 from $18.3 million for the year ended June 30, 2002. This increase resulted primarily because the average balance of investment securities increased by $73.9 million, or 27.3%, to $344.5 million from $270.6 million, which was partially offset by a decrease in the taxable equivalent yield to 6.30% from 6.76%. The increase in the average balance of investment securities was primarily due to the Company investing funds in assets that are more liquid as part of the Company managing its balance sheet in the event interest rates begin to rise. The decrease in the taxable equivalent yield was primarily a result of the continued decrease in interest rates. Interest income on investment securities increased by $574,000, or 3.2%, on a taxable equivalent basis, to $18.3 million for the year ended June 30, 2002 from $17.7 million for the year ended June 30, 2001. This increase resulted primarily because the average balance of investment securities increased by $42.1 million, or 18.4%, to $270.6 million from $228.5 million, which was partially offset by a decrease in the taxable equivalent yield to 6.76% from 7.76%. The increase in the average balance of investment securities was primarily due to the investment of funds generated from the aforementioned deposit growth. The decrease in the taxable equivalent yield was primarily a result of purchasing investment securities in a lower yielding rate environment.

        Interest income on interest-earning deposits increased by $418,000 or 12.0%, to $3.9 million for the year ended June 30, 2003 from $3.5 million for the year ended June 30, 2002. The increase is primarily attributed an increase in the average balance of $192.7 million to $310.5 million from $117.8 million. This increase was primarily due to the significant volume of cash flow generated by the loan and investment portfolios which are placed in overnight deposits until they can be deployed into loans and investments. Interest income on interest-earning deposits increased by $2.6 million, or 298.2%, to $3.5 million for the year ended June 30, 2002 from $877,000 for the year ended June 30, 2001. This increase occurred primarily because the average balance of interest-earning deposits increased by $101.4 million to $117.8 million from $16.4 million, which was partially offset by a decrease in the average yield to 2.96% from 5.36%. The increase in average balance is primarily because the proceeds from the $99.0 million of Trust Preferred Securities issued by the Company are currently invested in overnight federal funds. Over the past two years, the Company increased its liquidity position as part of its asset and liability management strategy to be able to take advantage of future rising interest rates. The decrease in the average yield is a result of the sharp decline in short-term market interest rates over the last two years.

        INTEREST EXPENSE. Total interest expense decreased by $9.7 million, or 6.5%, to $137.6 million for the fiscal year ended June 30, 2003 from $147.3 million for the year ended June 30, 2002. This decrease was primarily due to a decrease in the average cost of interest-bearing liabilities to 3.18% from 4.12% which was partially offset by an increase in the average balance of interest-bearing liabilities by $758.6 million, or 21.2%, to $4.334 billion from $3.575 billion. The decrease in the cost of funds resulted from the continued low level of short-term interest rates and the movement of deposits from certificates of deposits to savings and money market accounts. The increase in the average balance of interest-bearing liabilities resulted primarily from strong deposit growth throughout our market area. Total interest expense decreased by $10.0 million, or 6.4%, to $147.3 million for the fiscal year ended June 30, 2002 from $157.3 million for the year ended June 30, 2001. This decrease was primarily due to a decrease in the average cost of interest-bearing liabilities to 4.12% from 4.97% which was partially offset by an increase in the average balance of interest-bearing liabilities by $411.0 million, or 13.0%, to $3.575 billion from $3.164 billion. The decrease in the cost of funds resulted from the Company's deposit accounts and borrowing relationships repricing at much lower rates in response to the significant decreases in short-term market interest rates during calendar 2001. Partially offsetting the decrease in short-term interest rates was the effect of the newly issued Trust Preferred Securities which had a weighted average cost of 7.81%. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $375.5 million, or 13.0%, in the average balance of deposits, attributed primarily to the growth of existing offices along with new office openings and acquisitions. In addition, the Company issued $99.0 million of Trust Preferred Securities in two separate offerings during the second fiscal quarter which increased average interest-bearing liabilities outstanding by $56.7 million. Partially offsetting these increases in average balances was a decrease in average borrowed funds of $21.3 million, or 7.6%, to $257.3 million from $278.6 million as the Company replaced retail repurchase agreements and FHLB borrowings with deposits.

        NET INTEREST INCOME. Net interest income increased by $12.0 million, or 9.1%, on a taxable equivalent basis, to $143.9 million for the fiscal year ended June 30, 2003 compared to $131.9 million for the fiscal year ended June 30, 2002. As previously summarized, this increase in net interest income was attributable to the increase in average interest earning assets and interest bearing liabilities, offset by the decrease in net interest spread. Net interest income increased by $17.2 million, or 15.0%, on a taxable equivalent basis, to $131.9 million for the fiscal year ended June 30, 2002 compared to $114.7 million for the fiscal year ended June 30, 2001. As previously summarized, this increase in net interest income was attributable to the significant increase in net interest earning assets during the year coupled with a favorable increase in the Company's net interest margin. The Company was also able to improve its net interest rate spread as the cost of funds on short-term interest bearing liabilities decreased by more than the yield on interest earning assets in response to lower market interest rates.

        PROVISION FOR LOAN LOSSES. The provision for loan losses increased by $2.0 million, or 32.6%, to $8.4 million for the year ended June 30, 2003 from $6.4 million for the year ended June 30, 2002. Management analyzes the allowance for loan losses as described in the section "Allowance for Loan Losses." The provision is recorded to bring this reserve to a level that reflects the risk inherent in the Company's loan portfolio relative to loan mix, current economic conditions and historical loss experience. As part of this analysis, management considered the increase in net charge-offs of $300,000, or 4.9%, to $5.1 million for the year ended June 30, 2003 from $4.8 million for the year ended June 30, 2002. In addition, management considered the growth in the total loan portfolio for the current year of approximately $243.8 million, the increase in impaired loans of $17.3 million and the increase in classified assets of approximately $10.6 million, or 26.8%, to $50.5 million for the year ended June 30, 2003 from $39.9 million for the year ended June 30, 2002. Impaired loans increased $17.3 million or 112.8%, to $32.6 million for the year ended June 30, 2003 from $15.3 million for the year ended June 30, 2002. Impaired loans as of June 30, 2003 includes $2.1 million of impaired loans with a related impairment reserve of $1.3 million. To the best of management's knowledge, management believes that all known losses as of June 30, 2003 have been recorded. The provision for loan losses increased by $1.0 million, or 18.9%, to $6.4 million for the year ended June 30, 2002 from $5.3 million for the year ended June 30, 2001. Management considered the increase in net charge-offs of $1.5 million, or 46.1%, to $4.8 million for the year ended June 30, 2002 from $3.3 million for the year ended June 30, 2001. In addition, management considered the growth in the total loan portfolio for the year of approximately $156 million and the increase in classified assets of approximately $4.7 million, or 13.2%, to $39.9.

        NONINTEREST INCOME. Noninterest income increased by $8.5 million, or 47.1%, to $26.7 million for the year ended June 30, 2003 from $18.2 million for the year ended June 30, 2002. This increase in noninterest income was primarily related to increases in service charges and fees, income from bank-owned life insurance and gains on the sale of securities and loans. In addition, trust and other financial services income increased by $1.3 million, or 55.6%, to $3.5 million for the current year from $2.2 million the prior year as a result of the Company's acquisition of Boetger & Associates, an actuarial and benefits consulting firm, on July 1, 2002. Noninterest income increased by $3.1 million, or 20.7%, to $18.2 million for the fiscal year ended June 30, 2002 from $15.1 million for the fiscal year ended June 30, 2001. This increase in noninterest income was primarily related to the increase in service charges and fees associated with the Company's growth both internally and through acquisitions. In addition, trust and other financial services income increased by $1.8 million, or 382.8%, to $2.2 million for the year from $465,000 the prior year as a result of the acquisition of Heritage Trust Company in April 2001. Partially offsetting this increase was a decrease in insurance commission income of $390,000, or 20.4%, to $1.5 million for the year from $1.9 million the prior year. This decrease in insurance commissions occurred primarily at Northwest Consumer Discount Company as a result of a decrease in both loan originations and outstandings, which is typical in a low interest rate environment also offsetting the increase in noninterest income was a $400,000 loss due to the write-down of two trust-preferred securities of other financial institutions that it maintains in its "held-to-maturity" investment portfolio. This write-down to market value of these "non-rated" securities occurred primarily because of deteriorating financial performance of the issuers.

        NONINTEREST EXPENSE. Noninterest expense increased by $13.5 million, or 16.0%, to $98.0 million for the year ended June 30, 2003 from $84.5 million for the year ended June 30, 2002. All major expense categories experienced an increase in the current year. Compensation and employee benefit expense increased by $6.3 million, or 13.0%, to $54.4 million; premises and occupancy costs increased by $1.7 million, or 14.1%, to $13.5 million; processing expenses, which includes data processing, check processing and ATM processing, increased by $975,000, or 13.7%, to $8.1 million; and other operating expenses increased by $2.5 million, or 31.0%, to $10.5 million. These increases were primarily a result of the significant growth of the Company including the growth of its retail network of offices, the acquisition of Prestige Bank, the acquisition of Boetger and Associates as well as the addition of new products and services. Noninterest expense increased by $2.2 million, or 2.7%, to $84.5 million for the year ended June 30, 2002 from $82.3 million for the year ended June 30, 2001. All major expense categories, except the amortization expense of goodwill, experienced an increase in the 2002 year. Compensation and employee benefit expense increased by $4.6 million, or 10.6%, to $48.2 million; premises and occupancy costs increased by $1.3 million, or 12.3%, to $11.9 million; processing expenses, which includes data processing, check processing and ATM processing, increased by $666,000, or 10.3%, to $7.1 million; and other operating expenses increased by $1.5 million, or 16.9%, to $10.2 million. These increases were primarily a result of the significant growth of the Company including the growth of its retail network of offices, the expansion of its investment management, trust and brokerage services as well as the addition of new products and services. The amortization of goodwill was eliminated because the Company adopted the provisions of SFAS 142 "Goodwill and Other Intangible Assets", on July 1, 2001. Adoption of this pronouncement eliminated approximately $8.5 million of goodwill amortization in the 2002 fiscal year.

        INCOME TAXES. Income tax expense decreased slightly by $13,000, or less than 1%, to $16.6 million for the year ended June 30, 2003 from $16.6 million for the 2003 fiscal year ended June 30, 2002. The decrease is a result of tax planning initiatives implemented by the Company during the year, including the purchase of bank-owned life insurance which is currently excluded from federal taxable income. Income tax expense increased by $3.9 million, or 30.7%, to $16.6 million for the year ended June 30, 2002 from $12.7 million for the year ended June 30, 2001. This increase was primarily due to an increase in net income before tax which was partially offset by a decrease in the effective tax rate to 30.4% for the year ended June 30, 2002 from 32.2% for the year ended June 30, 2001. This decrease in effective tax rate was primarily due to an increase in the Company's portfolio of tax-exempt assets as well as the incorporation of a Delaware investment company which decreased state income tax expense.

        AVERAGE BALANCE SHEET. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily averages.


                                                                   YEARS ENDED JUNE 30
                                       ---------------------------------------------------------------------------
                                                       2003                                   2002
                                       ------------------------------------   ------------------------------------
                                                                   AVERAGE                               AVERAGE
                                         AVERAGE                   YIELD/       AVERAGE                  YIELD/
                                         BALANCE     INTEREST       COST        BALANCE     INTEREST      COST
                                       ----------   ----------   ----------   ----------  -----------  -----------
                                                                 (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Loans receivable (1)(2) (4).......  $ 3,169,180   $  228,761       7.22%  $  2,935,629  $   229,628      7.82%
  Mortgage-backed securities (3)....      724,606       26,301       3.63        511,965       26,531      5.18
  Investment securities(3)(4)(5)....      344,460       21,686       6.30        270,647       18,307      6.76
  FHLB stock........................       29,649          881       2.97         22,773        1,151      5.05
  Interest-earning deposits.........      310,456        3,910       1.26        117,795        3,492      2.96
                                      -----------   ----------              ------------  -----------
  Total interest-earning assets ....    4,578,351      281,539       6.15      3,858,809      279,109      7.23
Noninterest-earning assets(6).......      313,319                                218,104
                                      -----------                           ------------
   Total assets.....................  $ 4,891,670                           $  4,076,913
                                      ===========                           ============

Interest-bearing liabilities:
  Savings accounts..................  $   812,530       17,701       2.18   $    564,448       15,473      2.74
  NOW accounts......................      555,515        6,873       1.24        393,616        4,747      1.21
  Money market demand accounts......      498,298       11,403       2.29        314,455        9,019      2.87
  Certificate accounts..............    1,928,082       73,530       3.81      1,988,489       99,765      5.02
  Borrowed funds(7).................      440,211       20,521       4.66        257,276       13,821      5.37
  Guaranteed preferred beneficial
   interests in the Company's junior
   subordinated debentures..........       99,000        7,610       7.69         56,736        4,430      7.81
                                      -----------   ----------              ------------  -----------
  Total interest-bearing liabilities    4,333,636      137,638       3.18      3,575,020      147,255      4.12
Noninterest-bearing liabilities.....      220,855                                206,629
                                      -----------                           ------------
  Total liabilities.................    4,554,491                              3,781,649
Shareholders' equity................      337,179                                295,264
                                      -----------                           ------------
  Total liabilities and equity......  $ 4,891,670                           $  4,076,913
                                      ===========                           ============
Net interest income.................                $  143,901                            $   131,854
                                                    ==========                            ===========
Net interest rate spread(8).........                                 2.97%                                 3.11%
                                                                 ========                              ========
Net interest-earning assets.........  $   244,715                           $    283,789
                                      ===========                           ============
Net interest margin(9)..............                                 3.14%                                 3.42%
                                                                 ========                              ========
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities.......................         1.06x                                  1.08x
                                      ===========                           ============

                                                 YEARS ENDED JUNE 30
                                        ------------------------------------
                                                        2001
                                        ------------------------------------
                                                                    AVERAGE
                                          AVERAGE                   YIELD/
                                          BALANCE     INTEREST       COST
                                        ----------   ----------   ----------
                                               (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Loans receivable (1)(2) (4).......   $ 2,715,012   $  222,740        8.20%
  Mortgage-backed securities (3)....       442,985       29,161        6.58
  Investment securities(3)(4)(5)....       228,503       17,733        7.76
  FHLB stock........................        21,521        1,506        7.00
  Interest-earning deposits.........        16,361          877        5.36
                                       -----------   ----------
  Total interest-earning assets ....     3,424,382      272,017        7.94
Noninterest-earning assets(6).......       169,737
                                       -----------
   Total assets.....................   $ 3,594,119
                                       ===========

Interest-bearing liabilities:
  Savings accounts..................   $   425,583       13,501        3.17
  NOW accounts......................       351,883        4,612        1.31
  Money market demand accounts......       187,823        6,929        3.69
  Certificate accounts..............     1,920,171      115,839        6.03
  Borrowed funds(7).................       278,558       16,441        5.90
  Guaranteed preferred beneficial
   interests in the Company's junior
   subordinated debentures..........            --           --       --
                                       -----------   ----------
  Total interest-bearing liabilities     3,164,018      157,322        4.97
Noninterest-bearing liabilities.....       168,925
                                       -----------
  Total liabilities.................     3,332,943
Shareholders' equity................       261,176
                                       -----------
  Total liabilities and equity......   $ 3,594,119
                                       ===========
Net interest income.................                 $  114,695
                                                     ==========
Net interest rate spread(8).........                                   2.97%
                                                                  =========
Net interest-earning assets.........   $   260,364
                                       ===========
Net interest margin(9)..............                                   3.35%
                                                                  =========
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities.......................           1.08x
                                       ============

-----------------------------------------

(1) Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2) Interest income includes accretion/amortization of deferred loan fees/expenses.

(3) Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(4) Interest income on tax-free investment securities and tax-free loans are presented on a taxable equivalent basis.

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

        RATE/VOLUME ANALYSIS. Net interest income can also be analyzed in terms of the impact of changes in interest rates on interest-earning assets and interest-bearing liabilities and changes in the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (change in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) the net change. Changes that cannot be attributed to either rate or volume have been allocated among both rate and volume.

                                                                         YEARS ENDED JUNE 30,
                                             ----------------------------------------------------------------------------
                                                         2003 VS. 2002                          2002 VS. 2001
                                             ----------------------------------------------------------------------------
                                               INCREASE/(DECREASE)                   INCREASE/(DECREASE)
                                                  DUE TO                TOTAL            DUE TO              TOTAL
                                              --------------------     INCREASE      -------------------    INCREASE
                                                RATE        VOLUME     (DECREASE      RATE       VOLUME    (DECREASE)
                                             ---------     -------     ----------     -------    -------   -----------
Interest-earning assets:                                                    (IN THOUSANDS)
 Loans receivable.........................   $ (19,136)    $  18,269   $    (867)   $ (11,211)   $ 18,099   $    6,888
 Mortgage-backed securities...............     (11,249)       11,019        (230)      (7,171)      4,541       (2,630)
 Investment securities....................      (1,614)        4,993       3,379       (2,697)      3,271          574
 FHLB stock...............................        (618)          348        (270)        (443)         88         (355)
 Interest-earning deposits................      (5,293)        5,711         418       (2,822)      5,437        2,615
                                             --------     ---------   ---------    ---------    --------   ----------
   Total interest-earning assets..........     (37,910)       40,340       2,430      (24,344)     31,436        7,092

Interest-bearing liabilities:
 Savings accounts.........................      (4,573)        6,801       2,228       (2,433)      4,405        1,972
 NOW accounts.............................         126         2,000       2,126         (412)        547          135
 Money market demand accounts.............      (2,889)        5,273       2,384       (2,582)      4,672        2,090
 Certificate accounts.....................     (23,286)       (2,949)    (26,235)     (20,195)      4,121      (16,074)
 Borrowed funds...........................      (3,128)        9,828       6,700       (1,420)     (1,200)      (2,620)
 Guaranteed preferred beneficial interests
   in the Company's junior subordinated
   debentures.............................        (120)        3,300       3,180           --       4,430        4,430
                                             ---------     ---------   ---------    ---------    --------   ----------
  Total interest-bearing liabilities......     (33,870)       24,253      (9,617)     (27,042)     16,975      (10,067)

   Net change in net interest income......   $  (4,040)    $  16,087   $  12,047    $   2,698    $ 14,461   $   17,159
                                             ==========    =========   =========    =========    ========   ==========


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

        The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2003, the Company's banking subsidiaries each exceeded its capital requirements.

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

        The following table summarizes the Bank's total stockholders' equity, regulatory capital, total risk-based assets, leverage and risk-based regulatory ratios at June 30, 2003 and 2002.


                                                                        JUNE 30, 2003       JUNE 30, 2002
                                                                        -------------       -------------
                                                                              (DOLLARS IN THOUSANDS)
Total shareholder's equity or GAAP capital .........................     $   374,314         $   328,681
Less: unrealized gain on securities available for sale .............          (7,221)             (5,699)
Less: nonqualifying intangible assets ..............................         (77,836)            (71,903)
Leverage capital ...................................................         289,757             251,079
Plus: Tier 2 capital(1) ............................................          26,552              22,628
Total risk-based capital ...........................................     $   315,809         $   273,707
                                                                         ===========         ===========

Average total assets for leverage ratio ............................     $ 4,795,103         $ 3,922,717
                                                                         ===========         ===========
Net risk-weighted assets including off-balance sheet items .........     $ 2,553,491         $ 2,210,382
                                                                         ===========         ===========

Leverage capital ratio .............................................            6.03%               6.40%
Minimum requirement(2) .............................................   3.00% to 5.00%      3.00% to 5.00%

Risk-based capital ratio ...........................................           12.37%              12.38%
Minimum requirement ................................................            8.00%               8.00%


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

        The following table summarizes Jamestown's total stockholders' equity, regulatory capital, total risk-based assets, leverage and risk-based regulatory ratios at June 30, 2003 and 2002.

                                                                        JUNE 30, 2003       JUNE 30, 2002
                                                                        -------------       -------------
                                                                              (DOLLARS IN THOUSANDS)
Total shareholder's equity or GAAP capital .........................     $    19,125         $    14,234
Less: unrealized gain on securities available for sale .............            (471)               (469)
Less: nonqualifying intangible assets ..............................             --                   --
Leverage capital ...................................................          18,654              13,765
Plus: Tier 2 capital(1) ............................................           1,551                 962
Total risk-based capital ...........................................     $    20,205         $    14,727
                                                                         ===========         ===========

Average total assets for leverage ratio ............................     $   335,372         $   234,509
                                                                         ===========         ===========
Net risk-weighted assets including off-balance sheet items .........     $   191,552         $   133,412
                                                                         ===========         ===========

Leverage capital ratio .............................................            5.56%               5.87%
Minimum requirement(2) .............................................   3.00% to 5.00%      3.00% to 5.00%

Risk-based capital ratio ...........................................           10.55%              11.04%
Minimum requirement ................................................            8.00%               8.00%


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

        LIQUIDITY AND CAPITAL RESOURCES. The Bank and Jamestown are required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy of the Company, to be eligible for liquidity. Liquidity is quantified through the use of a standard liquidity ratio of liquid assets to short-term borrowings plus deposits. Using this formula, the Bank's and Jamestown's liquidity ratios were 28.0% and 51.1%, respectively, as of June 30, 2003. The Bank and Jamestown adjust their liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset and liability management objectives.

        In addition to deposits, the Company's primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits with the FHLB of Pittsburgh amounted to $244.4 million at June 30, 2003. Other assets qualifying for liquidity outstanding at June 30, 2003, amounted to $1.137 billion. For additional information about cash flows from the Company's operating, financing, and investing activities, see Statements of Cash Flows included in the Consolidated Financial Statements.

        A major portion of the Company's liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.

           Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2003, the Company had $430.0 million in advances from the FHLB. The Company borrows from the FHLB to reduce interest rate risk and to provide liquidity when necessary.

        At June 30, 2003, the Company's customers had $163.2 million of unused lines of credit available and $118.5 million in loan commitments. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at June 30, 2003, totaled $846.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company.

        The major sources of the Company's cash flows are the areas of loans, marketable securities, deposits and borrowed funds.

        Deposits are the Company's primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of management's control, such as the general level of short-term and long-term interest rates in the economy, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as the Company, are also subject to deposit outflows. The Company's net deposits excluding interest credits and acquisitions, increased by $453.8 million, $138.8 million and $133.8 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

        Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of interest rates in the economy. Funds received from principal payments on loans for the fiscal years ended in June 30, 2003, 2002 and 2001 were $948.8 million, $697.4 million and $450.1 million, respectively. Loan originations for the years ended June 30, 2003, 2002 and 2001 were $1.301 billion, $974.4 million and $776.0 million, respectively. The Company also sells a portion of the loans it originates and the cash flows from such sales for the fiscal years ended June 30, 2003, 2002 and 2001 were $233.9 million, $132.5 million and $61.4 million, respectively.

        The Company also experiences significant cash flows from its portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature. During recent years, the Company has utilized cash to increase its portfolio of marketable securities. Cash flow from the repayment of principal and the maturity of marketable securities for the fiscal years ended June 30, 2003, 2002 and 2001 were $630.4 million, $193.1 million and $78.0 million, respectively. During the fiscal years ended June 30, 2003, 2002 and 2001, the company utilized cash to purchase marketable securities in the amount of $1.226 billion, $338.4 million and $183.9 million, respectively.

        The Company utilizes borrowings as a source of liquidity, when necessary, and as a source of funds for long term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net increase of $151.3 million for the fiscal year ended June 30, 2003, a net decrease of $17.0 million for the fiscal year ended June 30, 2002 and a net increase of $36.3 million for the fiscal year ended June 30, 2001.

        Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $3.9 million, $2.9 million and $7.6 million for the fiscal years ended June 30 2003, 2002 and 2001, respectively. The current fiscal year ended June 30, 2003 was the second year in which Northwest Bancorp, MHC waived its right to receive cash dividends from the Company. Dividends paid to Northwest Bancorp, MHC during the fiscal years ended June 30, 2003, 2002 and 2001 were $0, $0 and $5,640,000, respectively. Dividends waived by Northwest Bancorp, MHC during fiscal years ending June 30, 2003 and 2002 were $11,317,000 and $8,488,000, respectively.

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

IMPACT OF NEW ACCOUNTING STANDARDS

        In December, 2002, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, the Company adopted the disclosure provisions of this statement, as required. The Company does not anticipate a material effect from the provisions of this statement.

        In April, 2003, the FASB released Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instrument and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. All provisions of this statement should be applied prospectively, unless specified within the standard. Certain provisions of this statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective dates. The Company does not anticipate that SFAS 149 will have a material effect on its financial statements.

        In May, 2003, the FASB released Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 concludes the first phase of the FASB's redeliberations of the Exposure Draft, Accounting for Financial Instruments with Characteristics of Liabilities, Equity or Both. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not anticipate a material effect on its financial statements when this statement is adopted.

SUBSEQUENT TRANSACTIONS

        On August 31, 2003, the Company completed its previously announced acquisition of First Bell Bancorp, Inc., and its subsidiary Bell Federal Savings and Loan Association of Bellevue (collectively "Bell"). Bell had seven offices in the Pittsburgh, Pennsylvania area and assets of approximately $850.0 million, deposits of approximately $600.0 million and shareholders' equity of approximately $70.0 million. Under terms of the agreement, shareholders received $26.25 in cash for each share of First Bell Bancorp, resulting in a cash payment of approximately $114.0 million and intangible assets of approximately $60.0 million.


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

        The Company's policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of its interest-earning assets. The Company (i) emphasizes the origination of short-term, fixed-rate consumer loans, and at June 30, 2003, such loans constituted $548.4 million, or 16.8%, of the Company's total loan portfolio; (ii) emphasizes the origination of one- to four-family residential mortgage loans with terms of 15 years or less, and purchases shorter term or adjustable-rate investment securities and mortgage-backed securities; and (iii) originates adjustable-rate mortgage loans, adjustable-rate consumer loans, and adjustable-rate commercial loans, which at June 30, 2003, totaled $482.5 million or 14.8% of the Company's total loan portfolio. Of the Company's $4.892 billion of interest-earning assets at June 30, 2003, $1.339 billion, or 27.3%, consisted of assets with adjustable rates of interest. The Company also attempts to reduce interest rate risk by lengthening the maturities of its interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer term certificates of deposit.

        At June 30, 2003, total interest-bearing assets maturing or repricing within one year exceeded total interest-earning liabilities maturing or repricing in the same period by $715.6 million, representing a cumulative positive one-year gap ratio of 13.7%. The Company has an Asset/Liability Committee with members consisting of various individuals from Senior Management. This committee meets monthly in an effort to effectively manage the Company's balance sheet and to monitor activity and set pricing. The Company also has a Risk Management Committee comprised of certain members of the Board of Directors which is responsible for reviewing the Company's asset and liability management policies. The Committee meets quarterly and, as part of their risk management assessment, reviews interest rate risks and trends, the Company's interest sensitivity position and the liquidity and market value of the Company's investment portfolio.

        The following table sets forth, on an amortized cost basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2003, which are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of the term of repricing or the contractual term of the asset or liability. Management believes that these assumptions approximate the standards used in the savings industry and considers them appropriate and reasonable. For information regarding the contractual maturities of the Company's loans, investments and deposits, see "Business of the Company--Lending Activities," "--Investment Activities" and "--Sources of Funds."

                                                                  AMOUNTS MATURING OR REPRICING
                                       ---------------------------------------------------------------------------------
                                         WITHIN 1 YEAR     1-3 YEARS       3-5 YEARS       5-10 YEARS      10-20 YEARS
                                       -----------------  ------------  --------------  ---------------  ---------------
                                                                     (DOLLARS IN THOUSANDS)

Rate-sensitive assets:
   Interest-earning deposits.......     $    244,437     $         --    $         --    $         --    $         --
   Mortgage-backed securities:.....
      Fixed........................          126,893           80,625          19,831          30,306          10,921
      Variable.....................          628,385            1,732           1,434           2,597           4,311
   Investment securities...........          252,969           31,677          64,755         115,821           2,195
   Real estate loans:
      Adjustable-rate..............           31,296           10,027              --              --              --
      Fixed-rate...................          592,542          640,429         324,460         381,797          91,039
   Home equity lines of credit.....           76,981               --              --              --              --
   Education loans.................           90,485               --              --              --              --
   Other consumer loans............          326,105          207,990              --              --              --
   Commercial loans................          289,574          150,510          65,437           2,101              --
                                        ------------     ------------    ------------    ------------    ------------
      Total rate-sensitive assets..     $  2,659,667     $  1,122,990    $    475,917    $    532,622    $    108,466
                                        ============     ============    ============    ============    ============

Rate-sensitive liabilities:
   Fixed maturity deposits.........     $    845,985     $    719,909    $    306,396    $     40,321    $        138
   Money market deposit accounts...          400,278               --          92,773              --          75,113
   Savings accounts................          471,000           80,000              --              --         369,721
   Checking accounts...............          149,057               --              --              --              --
   FHLB advances...................           16,253           35,056          43,696         333,912           1,097
   Other borrowings................           31,523            2,830           1,383              --              --
   Trust Preferred Securities......           30,000               --              --              --              --
                                        ------------     ------------    ------------    ------------    ------------
      Total rate-sensitive
         liabilities...............     $  1,944,096     $    837,795    $    444,248    $    374,233    $    446,069
                                        ============     ============    ============    ============    ============

Interest sensitivity gap per period     $    715,571     $    285,195    $     31,669    $    158,389    $(   337,603)
                                        ============     ============    ============    ============    =============

Cumulative interest sensitivity gap     $    715,571     $  1,000,766    $  1,032,435    $  1,190,824    $    853,221
                                        ============     ============    ============    ============    ============

Cumulative interest sensitivity gap
   as a percentage of total assets             13.70%           19.16%          19.77%          22.80%          16.34%
Cumulative interest-earning assets
   as a percent of cumulative
   interest-bearing liabilities....           136.81%          135.97%         132.00%         133.08%         121.09%

                                          AMOUNTS MATURING OR REPRICING
                                       ---------------------------------
                                          OVER 20 YEARS       TOTAL
                                       ---------------------------------
                                            (DOLLARS IN THOUSANDS)

Rate-sensitive assets:
   Interest-earning deposits.......       $         --    $    244,437
   Mortgage-backed securities:.....
      Fixed........................                 --         268,576
      Variable.....................                 --         638,459
   Investment securities...........                 --         467,417
   Real estate loans:
      Adjustable-rate..............                 --          41,323
      Fixed-rate...................                 --       2,030,267
   Home equity lines of credit.....                 --          76,981
   Education loans.................                 --          90,485
   Other consumer loans............                 --         534,095
   Commercial loans................                 --         507,622
                                          ------------    ------------
      Total rate-sensitive assets..       $         --    $  4,899,662
                                          ============    =============

Rate-sensitive liabilities:
   Fixed maturity deposits.........       $         --    $  1,912,749
   Money market deposit accounts...                 --         568,164
   Savings accounts................                 --         920,721
   Checking accounts...............            712,865         861,922
   FHLB advances...................                 --         430,014
   Other borrowings................                 --          35,736
   Trust Preferred Securities......             69,000          99,000
                                          ------------    ------------
      Total rate-sensitive
          liabilities..............       $    781,865    $  4,828,306
                                          ============    ============

Interest sensitivity gap per period       $(   781,865)   $     71,356
                                          =============   ============

Cumulative interest sensitivity gap       $     71,356    $     71,356
                                          ============    ============

Cumulative interest sensitivity gap
   as a percentage of total assets                1.37%           1.37%
Cumulative interest-earning assets
   as a percent of cumulative
   interest-bearing liabilities....             101.48%         101.48%

        When assessing the interest rate sensitivity of the company, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates. In preparing the table above, it has been assumed market rates will remain constant at current levels and as a result, the Company's loans will be affected as follows: (i) adjustable-rate mortgage loans will prepay at an annual rate of 20%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 20% to 25%; (iii) commercial loans will prepay at an annual rate of 15%; (iv) consumer loans held by the Bank will prepay at an annual rate of 25%; and (v) consumer loans held by Northwest Consumer will prepay at an annual rate of 60% to 65%. In regards to the Company's deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) money market accounts will gradually reprice over the next five years; and (iii) savings accounts and checking accounts will reprice either when the rates on such accounts reprice as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates. For purposes of this analysis, management has estimated, based on historical trends, that only $149 million of the Company's checking accounts and $471 million of the Company's savings accounts are interest sensitive and will reprice in one year or less, and that the remainder will reprice over longer time periods.

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

        The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, diluted earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at June 30, 2003 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from the June 30, 2003 levels.

                                                                              MOVEMENTS IN INTEREST RATES FROM
                                                                                    JUNE 30, 2003 RATES
                                                                 --------------------------------------------------------
                                                                          INCREASE                      DECREASE
                                                                 -------------------------      -------------------------
                                                                     1%             2%              1%             2%
                                                                 ----------     ----------      ----------     ----------
Simulated impact over the next 12 months
  compared with June 30, 2003:
Percentage increase/(decrease) in net income..............            1.0%         13.9%           (6.9)%         NM
Increase/(decrease) in return on average equity...........            0.2%          1.6%           (0.7)%         NM
Increase/(decrease) in diluted earnings per share.........       $    0.01     $    0.13      $    (0.06)         NM
Percentage increase/(decrease) in market value of equity..            7.8%         14.0%          (10.2)%         NM

NM - Not meaningful

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Financial Statements are included in Part III, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

ITEM 9A    CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

           There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

        The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for the Company's 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

        The "Proposal I--Election of Directors" section of the Company's 2003 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The "Proposal I--Election of Directors" section of the Company's 2003 Proxy Statement is incorporated herein by reference.

        The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

        Set forth below is certain information as of June 30, 2003 regarding equity compensation plans that have been approved by stockholders.

====================================================================================================================================
                                   NUMBER OF SECURITIES TO BE ISSUED UPON                              NUMBER OF SECURITIES
    EQUITY COMPENSATION PLANS        EXERCISE OF OUTSTANDING OPTIONS AND   WEIGHTED AVERAGE     REMAINING AVAILABLE FOR REMAINING
     APPROVED BY STOCKHOLDERS                      RIGHTS                  EXERCISE PRICE                      PLAN
------------------------------------------------------------------------------------------------------------------------------------
   1995 Stock Option Plan                         797,646                      $ 6.04                           --
------------------------------------------------------------------------------------------------------------------------------------
   2000 Stock Option Plan                         385,010                      $11.27                        409,215
------------------------------------------------------------------------------------------------------------------------------------
   Total                                        1,182,656                      $ 7.74                        409,215
====================================================================================================================================

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The "Transactions with Certain Related Persons" section of the Company's 2003 Proxy Statement is incorporated herein by reference.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)(1)  Financial Statements

           The following documents are filed as part of this Form 10-K.

                (A)     Independent Auditors' Report

                (B) Consolidated Statements of Financial Condition - at June 30, 2003 and 2002

                (C) Consolidated Statements of Income - Years ended June 30, 2003, 2002 and 2001

                (D) Consolidated Statements of Changes in Shareholders' Equity - Years ended June 30, 2003, 2002 and 2001

                (E) Consolidated Statements of Cash Flows - Years ended June 30, 2003, 2002 and 2001

                (F)     Notes to Consolidated Financial Statements.

           (a)(2)  Financial Statement Schedules

           (b)       Reports on Form 8-K

           On April 3, 2003 the Company filed a current report on Form 8-K stating that the Company had adopted a stock issuance plan, whereby, the Company intended to issue incremental public shares from those held by Northwest Bancorp, MHC.

           On April 22, 2003 the Company filed a current report on Form 8-K announcing its earnings for the three and nine month periods ended March 31, 2003.

           On April 25, 2003 the Company filed a current report on Form 8-K announcing that William J. Wagner had been named to succeed John O. Hanna as Chairman of the Company.

           On June 26, 2003 the Company filed a current report on Form 8-K stating its intention to increase its quarterly dividend, after approval by the Board of Directors.

           (c)       Exhibits

(a) (3)  Exhibits:

Regulation                                                                        Reference to Prior Filing
S-K Exhibit                                                                       or Exhibit Number
Number                       Document                                             Attached Hereto
--------------------------   --------------------------------------------------   --------------------------------------

2                            Plan of acquisition, reorganization,                None
                             arrangement, liquidation or succession

3                            Articles of Incorporation and Bylaws                 ***

4                            Instruments defining the rights of security          *
                             holders, including indentures

9                            Voting trust agreement                               None

10.1                         Restated Deferred Compensation Plan for Directors    *

10.2                         Retirement Plan for Outside Directors                *

10.3                         Northwest Savings Bank Nonqualified Supplemental     *
                             Retirement Plan

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

10.7                         Form of Senior Vice President Employment             **
                             Agreement

11                           Statement re: computation of per share earnings      None

12                           Statement re: computation or ratios                  Not required

16                           Letter re: change in certifying accountant           None

Regulation                                                                        Reference to Prior Filing
S-K Exhibit                                                                       or Exhibit Number
Number                       Document                                             Attached Hereto
--------------------------   --------------------------------------------------   --------------------------------------
18                           Letter re: change in accounting principles           None

21                           Subsidiaries of Registrant                           **

22                           Published report regarding matters  submitted to     None
                             vote of security holders

23                           Consent of experts and counsel                       23

24                           Power of Attorney                                    Not Required

                             Information from reports furnished to State          None
                             insurance regulatory authorities

31.1                         Certification pursuant to Rule 13a-14 of the         31.1
                             Securities Exchange Act of 1934, as Amended, as
                             adopted pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002

31.2                         Certification pursuant to Rule 13a-14 of the
                             Securities Exchange Act of 1934, as Amended, as
                             adopted pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002                           31.2

32                           Certification pursuant to 18 U.S.C. Section          32
                             1350, as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002

-----------

* Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-31687), originally filed with the SEC on July 21, 1997, as amended on October 9, 1997 and November 4, 1997.
** This document has been filed with the Securities and Exchange Commission on September 30, 2002.
*** Incorporated by referenced to the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on November 21, 2000.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        NORTHWEST BANCORP, INC.


Date: September 29, 2003                                 By:            /s/ William J. Wagner
                                                                        ----------------------------------------------------
                                                                        William J. Wagner, Chairman, President and
                                                                         Chief Executive Officer (Principal
                                                                         Executive Officer)


           Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:        /s/ William J. Wagner                         By:            /s/ William W. Harvey
           -----------------------------------------                    ----------------------------------------------------
           William J. Wagner, Chairman, President,                      William W. Harvey, Jr., Senior Vice
           Chief Executive Officer and Director                         President, Finance (Principal
                                                                        Financial and Accounting Officer)

           Date:     September 29, 2003                                 Date:     September 29, 2003


By:        /s/ John M. Bauer                             By:            /s/ Richard L. Carr
           -----------------------------------------                    ----------------------------------------------------
           John M. Bauer, Director                                      Richard L. Carr, Director

           Date:     September 29, 2003                                 Date:     September 29, 2003

By:        /s/ Richard E. McDowell                       By:            /s/ Thomas K. Creal
           -----------------------------------------                    ----------------------------------------------------
           Richard E. McDowell, Director                                Thomas K. Creal, III, Director

           Date:     September 29, 2003                                 Date:     September 29, 2003


By:        /s/ Joseph T. Stadler                         By:            /s/ Joseph F. Long
           -----------------------------------------                    ----------------------------------------------------
           Joseph T. Stadler, Director                                  Joseph F. Long, Director

           Date:     September 29, 2003                                 Date:     September 29, 2003


By:        /s/ A. Paul King                             By:             /s/ Robert G. Ferrier
           -----------------------------------------                    ----------------------------------------------------
           A. Paul King, Director                                       Robert G. Ferrier, Director

           Date:     September 29, 2003                                 Date:     September 29, 2003

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors
Northwest Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorp, Inc. and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancorp, Inc. and subsidiaries as of June 30, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective July 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets resulting from business combinations in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.

/s/ KPMG

Pittsburgh, Pennsylvania
July 16, 2003

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                             June 30, 2003 and 2002

                  (Amounts in thousands, excluding share data)

                                                                             2003            2002
                                                                         ------------     ------------
                                     ASSETS
Cash and cash equivalents                                                $     75,563           64,687
Interest-earning deposits in other financial institutions                     244,437          153,067
Marketable securities available-for-sale (amortized cost of
     $884,667 and $426,160)                                                   896,631          435,723
Marketable securities held-to-maturity (market value of
     $486,922 and $398,891)                                                   477,821          396,503
Loans receivable, net of allowance for estimated
     losses of $26,593 and $22,042                                          3,246,771        3,012,606
Accrued interest receivable                                                    18,714           19,738
Real estate owned, net                                                          3,664            5,157
Federal Home Loan Bank stock, at cost                                          33,764           23,702
Premises and equipment, net                                                    63,190           55,374
Goodwill                                                                       76,206           71,236
Other assets                                                                   85,606           67,742
                                                                         ------------     ------------
                 Total assets                                            $  5,222,367        4,305,535
                                                                         ============     ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Deposits                                                            $  4,263,556        3,593,122
     Borrowed funds                                                           465,750          259,260
     Advances by borrowers for taxes and insurance                             21,319           21,065
     Accrued interest payable                                                   4,101            5,169
     Other liabilities                                                         11,709           11,279
     Guaranteed preferred beneficial interests in Company's junior
        subordinated deferrable interest debentures                            99,000           99,000
                                                                         ------------     ------------
                 Total liabilities                                          4,865,435        3,988,895
Shareholders' equity
     Preferred stock, $0.10 par value. Authorized 10,000,000 shares;
        issued and outstanding 0 and 0 shares at June 30, 2003 and
        2002, respectively                                                         --               --
     Common stock, $0.10 par value. Authorized 100,000,000
        shares; issued and outstanding 47,693,981 and 47,549,659
        shares at June 30, 2003 and 2002, respectively                          4,769            4,755
     Paid-in capital                                                           72,787           71,838
     Retained earnings, substantially restricted                              271,599          233,831
     Accumulated other comprehensive income, net                                7,777            6,216
                                                                         ------------     ------------
                 Total shareholders' equity                                   356,932          316,640
                                                                         ------------     ------------
                 Total liabilities and shareholders' equity              $  5,222,367        4,305,535
                                                                         ============     ============

See accompanying notes to consolidated financial statements.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                    Years ended June 30, 2003, 2002, and 2001

                  (Amounts in thousands, excluding share data)

                                                            2003           2002            2001
                                                         ----------     ----------      ----------
Interest income:
    Loans receivable                                     $  227,317        228,333         222,740
    Mortgage-backed securities                               26,301         26,531          29,161
    Taxable investment securities                             9,778          9,710          11,630
    Tax-free investment securities                            8,313          6,434           5,022
    Interest-earning deposits                                 3,910          3,492             877
                                                         ----------     ----------      ----------
                 Total interest income                      275,619        274,500         269,430

Interest expense:
    Deposits                                                109,507        129,004         140,881
    Borrowed funds                                           28,131         18,251          16,441
                                                         ----------     ----------      ----------
                 Total interest expense                     137,638        147,255         157,322
                                                         ----------     ----------      ----------
                 Net interest income                        137,981        127,245         112,108
Provision for loan losses                                     8,431          6,360           5,347
                                                         ----------     ----------      ----------
                 Net interest income after provision
                    for loan losses                         129,550        120,885         106,761

Noninterest income:
    Service charges and fees                                 13,428         11,910          10,030
    Trust and other financial services income                 3,492          2,245             465
    Insurance commission income                               1,188          1,523           1,913
    Gain on sale of marketable securities, net                1,264             73             368
    Gain on sale of loans                                     1,729            730             478
    Gain on sale of real estate owned                           493            592             602
    Income from bank owned life insurance                     3,253            144              --
    Writedown of investment securities                           --           (400)             --
    Other operating income                                    1,888          1,356           1,198
                                                         ----------     ----------      ----------
                 Total noninterest income                    26,735         18,173          15,054
                                                         ----------     ----------      ----------

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                    Years ended June 30, 2003, 2002, and 2001

                  (Amounts in thousands, excluding share data)

                                                           2003           2002           2001
                                                        ----------     ----------     ----------
Noninterest expense:
    Compensation and employee benefits                  $   54,445         48,176         43,569
    Premises and occupancy costs                            13,537         11,869         10,570
    Office operations                                        7,933          7,148          5,639
    Processing expenses                                      8,083          7,108          6,442
    Amortization of goodwill                                    --             --          7,362
    Advertising                                              3,483          2,185          1,631
    Other expenses                                          10,526          8,038          7,126
                                                        ----------     ----------     ----------
                 Total noninterest expense                  98,007         84,524         82,339
                                                        ----------     ----------     ----------
                 Income before income taxes and
                    cumulative effect of accounting
                    change                                  58,278         54,534         39,476
Provision for income taxes:
    Federal                                                 14,362         14,507         10,488
    State                                                    2,225          2,093          2,211
                                                        ----------     ----------     ----------
                 Total provision for income taxes           16,587         16,600         12,699
                                                        ----------     ----------     ----------
                 Income before cumulative effect of
                    accounting change                       41,691         37,934         26,777
Cumulative effect of accounting change                          --          2,237             --
                                                        ----------     ----------     ----------
                 Net income                             $   41,691         40,171         26,777
                                                        ==========     ==========     ==========
Basic per share amounts:
    Income before cumulative effect of accounting
        change                                          $     0.88           0.80           0.57
    Cumulative effect of accounting change                      --           0.05             --
                                                        ----------     ----------     ----------
                 Net income                             $     0.88           0.85           0.57
                                                        ==========     ==========     ==========
Diluted per share amounts:
    Income before cumulative effect of accounting
        change                                          $     0.87           0.79           0.56
    Cumulative effect of accounting change                      --           0.05             --
                                                        ----------     ----------     ----------
                 Net income                             $     0.87           0.84           0.56
                                                        ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                    Years ended June 30, 2003, 2002, and 2001

                  (Amounts in thousands, excluding share data)

                                                                                  ACCUMULATED        UNEARNED
                                                                                     OTHER         RECOGNITION
                                                                                 COMPREHENSIVE         AND             TOTAL
                                                COMMON    PAID-IN    RETAINED       INCOME          RETENTION      SHAREHOLDERS'
                                                STOCK     CAPITAL    EARNINGS     (LOSS), NET       PLAN SHARES       EQUITY
                                               --------   --------   --------    -------------     ------------    -------------
Balance at June 30, 2000                       $  4,736     70,949    177,371           (5,104)             (64)         247,888

Comprehensive income:
    Net income                                       --         --     26,777               --               --           26,777
    Change in unrealized loss on securities,
      net of tax and reclassification
      adjustment                                     --         --         --            8,282               --            8,282
                                               --------   --------   --------    -------------     ------------    -------------
             Total comprehensive income              --         --     26,777            8,282               --           35,059

Exercise of stock options                             7        301         --               --               --              308
Tax benefit for excess of fair value above
  cost of stock option plans                         --         33         --               --               --               33
RRP shares released                                  --         --         --               --                7                7
Dividends declared ($0.16 per share)                 --         --     (7,582)              --               --           (7,582)
                                               --------   --------   --------    -------------     ------------    -------------
Balance at June 30, 2001                          4,743     71,283    196,566            3,178              (57)         275,713

Comprehensive income:
    Net income                                       --         --     40,171               --               --           40,171
    Change in unrealized gain on securities,
      net of tax and reclassification
      adjustment                                     --         --         --            3,038               --            3,038
                                               --------   --------   --------    -------------     ------------    -------------
             Total comprehensive income              --         --     40,171            3,038               --           43,209

Exercise of stock options                            12        420         --               --               --              432
Tax benefit for excess of fair value above
   cost of stock option plans                        --        135         --               --               --              135
RRP shares released                                  --         --         --               --               57               57
Dividends declared ($0.24 per share)                 --         --     (2,906)              --               --           (2,906)
                                               --------   --------   --------    -------------     ------------    -------------
Balance at June 30, 2002                          4,755     71,838    233,831            6,216               --          316,640

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                    Years ended June 30, 2003, 2002, and 2001

                  (Amounts in thousands, excluding share data)

                                                                                  ACCUMULATED        UNEARNED
                                                                                     OTHER         RECOGNITION
                                                                                 COMPREHENSIVE         AND             TOTAL
                                                COMMON    PAID-IN    RETAINED       INCOME          RETENTION      SHAREHOLDERS'
                                                STOCK     CAPITAL    EARNINGS     (LOSS), NET       PLAN SHARES       EQUITY
                                               --------   --------   --------    -------------     ------------    -------------
Comprehensive income:
    Net income                                 $     --        --      41,691               --               --           41,691
    Change in unrealized gain on securities,
      net of tax and reclassification
      adjustment                                     --         --         --            1,561               --            1,561
                                               --------   --------   --------    -------------     ------------    -------------
             Total comprehensive income              --         --     41,691            1,561               --           43,252

Exercise of stock options                            14        728         --               --               --              742
Tax benefit for excess of fair value above
   cost of stock option plans                        --        221         --               --               --              221
Dividends declared ($0.32 per share)                 --         --     (3,923)              --               --           (3,923)
                                               --------   --------   --------    -------------     ------------    -------------
Balance at June 30, 2003                       $  4,769     72,787    271,599            7,777               --          356,932
                                               ========   ========   ========    =============     ============    =============

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                    Years ended June 30, 2003, 2002, and 2001

                  (Amounts in thousands, excluding share data)

                                                               2003             2002           2001
                                                            -----------       --------       --------
Operating activities:
    Net income                                              $    41,691         40,171         26,777
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Provision for loan losses                               8,431          6,360          5,347
          Net gain on sales of assets                            (3,486)        (1,395)        (1,448)
          Amortization of goodwill                                   --             --          7,362
          Net depreciation, amortization and
             accretion                                           10,217          5,892          5,449
          Decrease (increase) in other assets                       830         (2,457)        (6,080)
          Increase (decrease) in other liabilities               (2,049)         1,998          3,011
          Net accretion of discounts on marketable
             securities                                             898         (2,491)        (1,839)
          Noncash compensation expense related
             to stock benefit plans                                  --             57              7
          Noncash writedown of investment securities                 --            400             --
          Noncash cumulative effect of change in
             accounting principle                                    --         (2,237)            --
          Other                                                      --             --             35
                                                            -----------       --------       --------
                Net cash provided by operating
                   activities                                    56,532         46,298         38,621

Investing activities:
    Purchase of marketable securities held-to-maturity         (478,871)      (129,047)      (126,420)
    Purchase of marketable securities available-for-sale       (747,081)      (209,396)       (57,488)
    Proceeds from maturities and principal reductions
       of marketable securities held-to-maturity                413,988         72,144         25,662
    Proceeds from maturities and principal reductions
       of marketable securities available-for-sale              216,394        120,960         52,291
    Proceeds from sales of marketable securities
       available-for-sale                                        84,134         50,720         15,477
    Purchase of bank-owned life insurance                       (10,000)       (50,000)            --
    Loan originations                                        (1,301,263)      (974,413)      (776,001)
    Proceeds from loan maturities and principal
       reductions                                               948,781        697,427        450,120
    Proceeds from loan sales                                    233,868        132,464         61,365
    Purchase of Federal Home Loan Bank stock                     (7,422)        (1,203)        (1,230)
    Proceeds from sale of real estate owned                       5,317          3,514          2,429
    Sale of real estate owned for investment                        (87)            32             97
    Purchase of premises and equipment                          (11,422)       (13,184)        (8,166)
    Acquisitions, net of cash received                            2,619         53,443         59,681
                                                            -----------       --------       --------
                Net cash used by investing activities          (651,045)      (246,539)      (302,183)

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 2003, 2002, and 2001

                  (Amounts in thousands, excluding share data)

                                                               2003             2002           2001
                                                            -----------       --------       --------
Financing activities:
    Increase in deposits, net                               $   548,680        243,222        240,490
    Proceeds from long-term borrowings                          180,000          1,041        116,963
    Repayments of long-term borrowings                          (40,776)       (17,294)       (31,217)
    Net decrease in short-term borrowings                        12,056           (699)       (49,475)
    Increase (decrease) in advances by borrowers
       for taxes and insurance                                      (20)          (767)          (725)
    Proceeds from issuance of guaranteed preferred
       beneficial interests in Company's junior
       subordinated debentures                                       --         99,000             --
    Cash dividends paid                                          (3,923)        (2,906)        (7,582)
    Proceeds from options exercised                                 742            432            308
                                                            -----------       --------       --------
                Net cash provided by financing activities       696,759        322,029        268,762
                                                            -----------       --------       --------
                Net increase in cash and
                   cash equivalents                             102,246        121,788          5,200
                                                            ===========       ========       ========
Cash and cash equivalents at beginning of period                217,754         95,966         90,766
Net increase in cash and cash equivalents                       102,246        121,788          5,200
                                                            -----------       --------       --------
Cash and cash equivalents at end of period                  $   320,000        217,754         95,966
                                                            ===========       ========       ========
Cash paid during the year for:
    Interest on deposits and borrowings (including
       interest credited to deposit accounts of
       $94,376, $104,426, and $106,708, respectively)       $   139,031        145,806        155,954
    Income taxes                                                 15,399         14,689         15,808

Noncash activities:
    Business acquisitions:
       Fair value of assets acquired                        $   176,885         32,566         79,253
       Net cash received                                          2,619         53,443         59,681
                                                            -----------       --------       --------
                Liabilities assumed                         $   179,504         86,009        138,934
                                                            ===========       ========       ========
    Loan foreclosures and repossessions                     $     3,053          4,382          3,380

    Sale of real estate owned financed by the Company       $       815            838            315


See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      NATURE OF OPERATIONS

                  The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC is a federal mutual holding company and, at June 30, 2003, owned approximately 74% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the Company) and 100% of Leeds Federal Savings Bank. The current fiscal year ended June 30, 2003 was the second fiscal year in which Northwest Bancorp, MHC applied for, and received, approval from the Office of Thrift Supervision (OTS), its primary regulator, to waive its right to receive cash dividends from the Company. Dividends waived by Northwest Bancorp, MHC during fiscal 2003 and 2002 were $11,317,000 and $8,488,000. Dividends paid to Northwest Bancorp, MHC during fiscal 2001 were $5,640,000.

                  Northwest Bancorp, Inc., which is headquartered in Warren, Pennsylvania, is a federal savings and loan holding company for its wholly owned subsidiaries Northwest Savings Bank (Northwest) and Jamestown Savings Bank (Jamestown). These retail oriented financial institutions offer traditional deposit and loan products through their 124 banking locations in Pennsylvania, 8 banking locations in southwestern New York and 5 banking locations in eastern Ohio. The Company and its subsidiaries also offer loan products through 45 consumer finance offices in Pennsylvania and two in New York.

         (b)      PRINCIPLES OF CONSOLIDATION

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

         (d)      MARKETABLE SECURITIES

                  The Company classifies marketable securities at the time of their purchase as either held-to-maturity, available-for-sale or trading securities. Securities for which management has the intent and the Company has the ability to hold until their maturity are classified as held-to-maturity and are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount on a level yield basis. If it is management's intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as accumulated other comprehensive income, a separate component of shareholders' equity, net of tax. Securities available-for-sale include securities which may be sold in response to changes in interest rates, resultant prepayment risk or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. The cost of securities sold is determined on a

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

                  specific identification basis. The Company held no securities classified as trading at June 30, 2003 and 2002.

                  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold stock of its district FHLB according to a predetermined formula. This stock is recorded at cost and may be pledged to secure FHLB advances.

         (e)      LOANS RECEIVABLE

                  Loans are stated at their unpaid principal balance net of any deferred origination fees or costs and the allowance for estimated loan losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end. Interest accrued on loans more than ninety days delinquent is reversed and such loans are placed on nonaccrual status.

                  The Company has identified certain residential loans which will be sold prior to maturity. These loans are recorded at the lower of amortized cost or market value and are not significant as of June 30, 2003 and 2002.

                  Loan fees and certain direct loan origination costs are deferred, and the net deferred fee or cost is then recognized using the level-yield method over the contractual life of the loan as an adjustment to interest income.

         (f)      PROVISION FOR LOAN LOSSES

                  Provisions for estimated loan losses and the amount of the allowance for loan losses are based on losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

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

                  When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's market price or fair value of the collateral if the loan is collateral dependent. Larger loans are evaluated individually for impairment. Smaller balance, homogeneous loans (e.g., primarily consumer and residential mortgages) are evaluated collectively for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged off when management believes that the ultimate collectibility of a loan is not likely.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

                  Interest income on impaired loans is recognized using the cash basis method. Such interest ultimately collected is credited to income in the period of recovery or applied to reduce principal if there is sufficient doubt about the collectibility of principal. Interest on impaired loans that are contractually past due ninety days and over is reversed.

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

         (i)      GOODWILL

                  On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS
                  141). SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, Business Combinations and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement effectively eliminates the use of the pooling method of accounting for business combinations and states that all business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Because the Company has generally used purchase accounting for its business combinations, this statement has not materially changed its ongoing operation.

                  Also on July 1, 2001, and concurrently with SFAS 141, the Company adopted SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement, among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. Immediately upon adoption, and as required by SFAS 141 and SFAS 142, existing negative goodwill of $2.2 million was recorded in income as the

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

                  cumulative effect of a change in accounting principle and the Company stopped amortizing the remaining goodwill of $65.5 million. There was no tax effect associated with the recognition of negative goodwill of $2.2 million as such amount arose in a tax-free reorganization. In addition, the Company performed its initial impairment analysis of goodwill and other intangible assets noting that the estimated fair value exceeded the carrying amount.

                  On October 1, 2002, the FASB issued SFAS 147 Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS
                  147). The standard clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination. Otherwise the transaction should be accounted for as an acquisition of net assets that does result in the recognition of goodwill. The effect of the standard is to exclude a branch acquisition that meets the definition of a business from the scope of SFAS 72 and include it within the scope of SFAS 141. Upon adoption, intangible assets arising from branch acquisitions that meet the definition of a business combination shall be reclassified to goodwill at the later of the date of acquisition or the date SFAS 142 was applied in its entirety. The reclassified goodwill shall be accounted for and reported prospectively as goodwill under SFAS 142. In addition, because the Company adopted SFAS 142 prior to October 1, 2002, all previously issued interim and annual financial statements that reflect amortization of the reclassified goodwill shall be restated to remove that amortization expense. As a result of adopting SFAS 147, the Company reclassified approximately $60.0 million of unidentifiable intangible assets to goodwill as of June 30, 2002 (such amount was $54.0 million as of July 1, 2001). Adopting SFAS 147 also increased net income for the year ended June 30, 2002 by $4.3 million.

                  As prescribed by Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is no longer amortized to expense, but rather is tested for impairment periodically. At least annually, management reviews goodwill and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of goodwill. The impairment test is performed at the reporting unit level. If the sum of the expected undiscounted future cash flows of the reporting unit is less than the carrying amount of the reporting unit's net assets, an impairment loss will be recognized. Impairment, if any, is measured on a discounted future cash flow basis.

                  Prior to the adoption of SFAS 142 on July 1, 2001, the Company amortized goodwill using the straight-line method over the estimated benefit period of ten years.

         (j)      CORE DEPOSIT INTANGIBLES

                  The Company engages an independent third party of experts to analyze and prepare a core deposit study for all acquisitions. This study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. Based upon this analysis, the amount of the premium related to the core deposits of the business purchased is calculated along with the estimated life of the acquired deposits. The core deposit intangible, which is recorded in other assets, is then amortized to expense on an accelerated basis over an approximate life of 7 years.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

         (k)      BANK-OWNED LIFE INSURANCE

                  The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the cost of increases in various fringe benefit plans including healthcare. The cash surrender value of these policies is included in other assets on the consolidated statements of financial condition and any increases in the cash surrender value are recorded as noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as noninterest income.

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

         (o)      STOCK OPTIONS

                  The Company accounts for its stock-based compensation plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" utilizing the intrinsic-value-based method, on which APB No. 25 is based. In accordance with SFAS No. 123 "Accounting for Stock-based Compensation," the Company previously adopted the disclosure only option and continues to apply the provisions of APB No. 25, for financial statement purposes. The Black-Scholes option pricing model was used to determine the fair value estimates for disclosure purposes.

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

                                                       2003       2002       2001
                                                     --------   --------   --------
                  Net income:
                    As reported                      $ 41,691    40,171     26,777
                    Deduct total stock-based
                      employee compensation
                      expense determined under
                      fair-value-based method for
                      all awards, net of tax             (249)     (118)      (189)
                    Pro forma                          41,442    40,053     26,588
                  Basic earnings per share:
                    As reported                          0.88      0.85       0.57
                    Pro forma                            0.87      0.84       0.56
                  Diluted earnings per share:
                    As reported                          0.87      0.84       0.56
                    Pro forma                            0.86      0.83       0.56

                  There was no stock-based employee compensation expense included in reported net income during fiscal 2003, 2002, and 2001.

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

         (p)      SEGMENT REPORTING

                  Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that public business enterprises report financial and descriptive information about their reportable operating segments. Based on the guidance provided by this statement, the Company has identified two reportable segments, Community Banks and Consumer Finance.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

         (q)      OFF-BALANCE-SHEET INSTRUMENTS

                  In the normal course of business, the Company extends credit in the form of loan commitments, undisbursed lines of credit and standby letters of credit. These off-balance-sheet instruments involve, to various degrees, elements of credit and interest rate risk not reported in the consolidated statement of financial condition.

         (r)      USE OF ESTIMATES

                  The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         (s)      RECLASSIFICATION OF PRIOR YEARS' STATEMENTS

                  Certain items previously reported have been reclassified to conform with the current year's reporting format.

(2)      CHARTER CONVERSION

         Effective June 29, 2001, the Company converted its charter from a Pennsylvania corporation to a Federal corporation as approved by its stockholders at the annual meeting held on December 20, 2000. In addition, Northwest Bancorp, MHC, the Company's Mutual Holding Company, also changed its charter from a Pennsylvania mutual holding company to a federal mutual holding company. As a result of this conversion, the primary regulators also changed from the current Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking to the Office of Thrift Supervision. The Company's savings bank subsidiaries, however, have both retained their state savings bank charters.

(3)      BUSINESS COMBINATIONS

         On September 13, 2002, the Company completed the acquisition of Prestige Bancorp, Inc. and its subsidiary Prestige Bank, both headquartered in Pleasant Hills, Pennsylvania. The acquisition included four offices, assets of approximately $180.0 million and deposits of approximately $122.0 million. The cash acquisition amount of approximately $14.6 million created intangible assets of approximately $6.0 million.

         On December 14, 2001, the Company completed the acquisition of two retail banking offices located in the Pennsylvania communities of Johnsonburg and Emporium. The acquisition included approximately $55 million in deposits, $22 million in loans and the related fixed assets. This cash purchase created intangible assets of approximately $5.7 million.

         On November 16, 2001, the Company completed the acquisition of a retail banking office in Ebensburg, Pennsylvania. The acquisition included approximately $26 million of deposits and the related fixed assets. This cash purchase created intangible assets of approximately $2.0 million.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

         On April 27, 2001, the Company completed the acquisition of Heritage Trust Company, an independent investment management and trust company headquartered in Erie, Pennsylvania. With assets under management of almost $300 million, Heritage provides a wide range of investment management and trust services for individuals, businesses and charitable organizations throughout northwestern Pennsylvania. The transaction was accounted for using the purchase method of accounting resulting in goodwill of approximately $4,170,000.

         On January 31, 2001, the Company completed the acquisition of a retail brokerage office in Warren, Pennsylvania, through its subsidiary, Northwest Financial Services, Inc. The new office provides financial consulting and full service brokerage to the greater Warren area. The transaction was accounted for using the purchase method of accounting resulting in goodwill of approximately $50,000.

         On November 3, 2000, the Company completed the acquisition of nine retail banking offices in Potter and Tioga counties in north central Pennsylvania. The acquisition included approximately $138 million in deposits and $57 million in consumer and business loans, along with the related fixed assets. The transaction was accounted for using the purchase method of accounting and resulted in recording an intangible asset of approximately $15,325,000.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

(4)      MARKETABLE SECURITIES

         Marketable securities at June 30, 2003, are as follows:

                                                    GROSS        GROSS
                                                  UNREALIZED   UNREALIZED
                                     AMORTIZED      HOLDING      HOLDING        MARKET
                                        COST        GAINS        LOSSES         VALUE
                                     ---------    ----------   ----------      -------
Held-to-maturity:
   U.S. government and agencies:
      Due in five years - ten years   $ 14,985        1,532           --        16,517
      Due after ten years                2,047          645           --         2,692
   Municipal securities:
      Due in one year - five years          90            4           --            94
      Due after ten years               65,466        3,345           --        68,811
   Corporate debt issues:
      Due after ten years               45,831        2,311         (475)       47,667
   Mortgage-backed securities:
      Fixed rate pass-through            8,297          120           --         8,417
      Variable rate pass-through        57,988          219          (45)       58,162
      Fixed rate CMO                    24,651          185         (240)       24,596
      Variable rate CMO                258,466        1,566          (66)      259,966
                                      --------     --------     --------       -------
               Total mortgage-
                  backed securities    349,402        2,090         (351)      351,141
                                      --------     --------     --------       -------
               Total securities
                  held-to-maturity    $477,821        9,927         (826)      486,922
                                      ========     ========     ========       =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

                                                      GROSS       GROSS
                                                    UNREALIZED  UNREALIZED
                                        AMORTIZED    HOLDING      HOLDING    MARKET
                                          COST        GAINS       LOSSES     VALUE
                                       -----------  ----------  ----------  -------
Available-for-sale:
   U.S. government and agencies:
      Due in five years - ten years    $    11,900     1,800          --     13,700
      Due after ten years                   30,000         3          --     30,003
   Equity securities and mutual funds      140,603     3,768        (311)   144,060
   Municipal securities:
      Due in five years - ten years            459        23          --        482
      Due after ten years                  119,337     3,846         (11)   123,172
   Corporate debt issues:
      Due in one year or less                1,006        11          --      1,017
      Due in one year - five years           7,089       287          --      7,376
      Due in five years - ten years         15,000        --          --     15,000
      Due after ten years                    4,407        --        (219)     4,188
   Mortgage-backed securities:
      Fixed rate pass-through               43,449     2,030         (18)    45,461
      Variable rate pass-through           128,528       960          (2)   129,486
      Fixed rate CMO                       191,911       135      (1,879)   190,167
      Variable rate CMO                    190,978     1,578         (37)   192,519
                                       -----------    ------      ------    -------

               Total mortgage-
                  backed securities        554,866     4,703      (1,936)   557,633
                                       -----------    ------      ------    -------

               Total securities
                  available-for-sale   $   884,667    14,441      (2,477)   896,631
                                       ===========    ======      ======    =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

Marketable securities at June 30, 2002, are as follows:

                                                  GROSS        GROSS
                                                UNREALIZED  UNREALIZED
                                     AMORTIZED   HOLDING      HOLDING    MARKET
                                       COST       GAINS       LOSSES      VALUE
                                     ---------  ----------  ----------  --------
Held-to-maturity:
   U.S. government and agencies:
      Due in five years - ten years  $  10,013       676          --     10,689
      Due after ten years                8,027     1,440          --      9,467
   Municipal securities:
      Due in one year - five years         100         6          --        106
      Due after ten years               65,174     1,166        (687)    65,653
   Corporate debt issues:
      Due in one year - five years       1,019        31          --      1,050
      Due after ten years               48,310       275      (1,471)    47,114
   Mortgage-backed securities:
      Fixed rate pass-through            3,663        64         (14)     3,713
      Variable rate pass-through        52,278       186         (38)    52,426
      Fixed rate CMO                     8,318       176          --      8,494
      Variable rate CMO                199,601     1,668      (1,090)   200,179
                                     ---------     -----      ------    -------

               Total mortgage-
                  backed securities    263,860     2,094      (1,142)   264,812
                                     ---------     -----      ------    -------

               Total securities
                  held-to-maturity   $ 396,503     5,688      (3,300)   398,891
                                     =========     =====      ======    =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

                                                    GROSS       GROSS
                                                  UNREALIZED  UNREALIZED
                                       AMORTIZED   HOLDING      HOLDING    MARKET
                                          COST      GAINS       LOSSES      VALUE
                                       ---------  ----------  ----------  -------
Available-for-sale:
   U.S. government and agencies:
      Due in one year or less          $   5,501        38         --       5,539
      Due in one year - five years        10,974        92         --      11,066
      Due in five years - ten years        7,129       218         --       7,347
   Equity securities and mutual funds     68,228     3,500        (42)     71,686
   Municipal securities:
      Due in one year or less                100         3         --         103
      Due in five years - ten years          498         5         --         503
      Due after ten years                 77,144       678       (417)     77,405
   Corporate debt issues:
      Due after ten years                  1,476        --       (143)      1,333
   Mortgage-backed securities:
      Fixed rate pass-through             61,502     2,472         --      63,974
      Variable rate pass-through          12,958        89         (7)     13,040
      Fixed rate CMO                      35,315       395        (25)     35,685
      Variable rate CMO                  145,335     2,882       (175)    148,042
                                       ---------     -----       ----     -------

               Total mortgage-
                  backed securities      255,110     5,838       (207)    260,741
                                       ---------     -----       ----     -------
               Total securities
                  available-for-sale   $ 426,160    10,372       (809)    435,723
                                       =========    ======       ====     =======

         Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

         The following table presents information regarding the issuers and the carrying value of the Company's mortgage-backed securities:

                                                         JUNE 30
                                                   -------------------
                                                      2003      2002
                                                   ----------  -------
Mortgage-backed securities:
   FNMA                                            $  355,722  193,814
   GNMA                                                58,834   76,412
   FHLMC                                              426,753  235,344
   Other (nonagency)                                   65,726   19,031
                                                   ----------  -------
               Total mortgage-backed securities    $  907,035  524,601
                                                   ==========  =======

         Marketable securities having a carrying value of $375,720,000 at June 30, 2003, were pledged under collateral agreements. During the fiscal years 2003, 2002, and 2001, the Company sold marketable securities

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

         classified as available-for-sale for $84,134,000, $50,720,000, and $15,477,000, respectively. The gross pretax profit on these sales was $1,264,000, $73,000, and $368,000. In addition, during fiscal 2002, the
         Company experienced other than temporary declines in its held-to-maturity portfolio resulting in write-downs of $400,000.

(5)      LOANS RECEIVABLE

         Loans receivable at June 30, 2003 and 2002, are summarized in the table below:

                                                  2003          2002
                                               -----------   ----------
Real estate loans:
   One- to four-family                         $ 2,112,811   2,056,105
   Multi-family and commercial                     377,507     304,456
                                               -----------   ---------
               Total real estate loans           2,490,318   2,360,561

Consumer loans:
   Automobile                                      118,120     117,240
   Home improvement                                378,341     293,865
   Education                                        90,485      84,817
   Loans on savings accounts                         7,132       7,733
   Other                                           107,483     113,570
                                               -----------   ---------
               Total consumer loans                701,561     617,225

Commercial loans                                   130,115      95,968
                                               -----------   ---------
               Total loans receivable, gross     3,321,994   3,073,754

Deferred loan fees                                  (7,409)     (2,938)
Allowance for loan losses                          (26,593)    (22,042)
Undisbursed loan proceeds (real estate loans)      (41,221)    (36,168)
                                               -----------   ---------
               Total loans receivable, net     $ 3,246,771   3,012,606
                                               ===========   =========

         At June 30, 2003 and 2002, the Company serviced loans for others approximating $327,243,000 and $214,269,000, respectively. These loans serviced for others are not assets of the Company and are appropriately excluded from the Company's financial statements.

         At June 30, 2003, approximately 93% of the Company's loan portfolio was secured by properties located in Pennsylvania. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

         Loans receivable at June 30, 2003, include $590,725,000 of adjustable rate loans and $2,731,269,000 of fixed rate loans.

         Loans receivable at June 30, 2002, include $455,485,000 of adjustable rate loans and $2,618,269,000 of fixed rate loans.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

         The Company's exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. The Company uses the same credit policies in making commitments for off-balance-sheet financial instruments as it does for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of June 30, 2003 and 2002, are presented in the following table:

                                    JUNE 30
                             -------------------
                                2003      2002
                             ----------  -------
Loan commitments             $  118,465   74,581
Undisbursed lines of credit     163,235  116,559
Standby letters of credit        12,589    6,058
                             ----------  -------
                             $  294,289  197,198
                             ==========  =======

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

         Outstanding mortgage loan commitments at June 30, 2003, for fixed rate loans, are $92,480,000. The interest rates on these commitments approximate market rates at June 30, 2003. Outstanding mortgage loan commitments at June 30, 2003, for adjustable rate loans are $25,985,000. The fair value of these commitments are affected by fluctuations in market rates of interest.

         The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company's customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit is $12,589,000, of which $10,823,000 is fully collateralized. No liability has been recognized by the Company for the obligations and there are no recourse provisions that would enable the Company to recover any amounts from third parties.

         The Company automatically places loans on nonaccrual status when they become more than 90 days contractually delinquent or when the paying capacity of the obligor becomes inadequate to meet the requirements of the contract. When a loan is placed on nonaccrual, all previously accrued and uncollected interest is reversed against current period interest income. Nonaccrual loans at June 30, 2003, 2002 and 2001 were $32,613,000, $15,800,000 and $17,635,000, respectively.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

         A loan is considered to be impaired, as defined by SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of the three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan a specific reserve is allocated for the impairment. Impaired loans at June 30, 2003, 2002, and 2001 were $32,613,000, $15,327,000, and
         $16,043,000, respectively. Average impaired loans during fiscal 2003, 2002, and 2001 were $23,749,000, $16,152,000 and $12,979,000, respectively.

         There were no commitments to lend additional funds to debtors on nonaccrual status.

(6)      ACCRUED INTEREST RECEIVABLE

         Accrued interest receivable as of June 30, 2003 and 2002, is presented in the following table:

                                                      JUNE 30
                                          --------------------------------
                                            2003                     2002
                                          --------                  ------
Investment securities                     $  3,433                   3,764
Mortgage-backed securities                   2,738                   1,987
Loans receivable                            12,543                  13,987
                                          --------                  ------
                                          $ 18,714                  19,738
                                          ========                  ======

(7)      ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for losses on loans receivable for the years ended June 30, 2003, 2002, and 2001, are presented in the following table:

                                           2003           2002          2001
                                         --------        ------        ------
Balance, beginning of fiscal year        $ 22,042        20,290        18,260

  Provision                                 8,431         6,360         5,347
  Charge-offs                              (5,778)       (5,313)       (3,862)
  Acquisitions                              1,201           237            --
  Recoveries                                  697           468           545
                                         --------        ------        ------
Balance, end of fiscal year              $ 26,593        22,042        20,290
                                         ========        ======        ======

         While management uses available information to provide for losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

(8)      FEDERAL HOME LOAN BANK STOCK

         The Company's banking subsidiaries are members of the Federal Home Loan Bank system. As a member, Northwest maintains an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh, at cost, in an amount not less than 5% of borrowings outstanding plus 0.5% of unused FHLB borrowing capacity.

(9)      PREMISES AND EQUIPMENT

         Premises and equipment at June 30, 2003 and 2002, are summarized by major classification in the following table:

                                                                2003                 2002
                                                             ---------              ------
Land and land improvements                                   $   5,883               5,329
Office buildings and improvements                               54,105              47,574
Furniture, fixtures, and equipment                              41,445              35,704
Leasehold improvements                                           5,900               5,303
                                                             ---------              ------
         Total, at cost                                        107,333              93,910

Less accumulated depreciation and amortization                  44,143              38,536
                                                             ---------              ------
         Premises and equipment, net                         $  63,190              55,374
                                                             =========              ======

         Depreciation and amortization expense for the years ended June 30, 2003, 2002, and 2001, was $6,014,000, $5,339,000, and $4,517,000,
         respectively.

         Premises used by certain of the Company's branches and offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2021. Minimum annual rentals by fiscal year are summarized in the following table:

2004                                  $  2,061
2005                                     1,639
2006                                     1,320
2007                                     1,017
2008                                       907
Thereafter                               3,501
                                      --------
                                      $ 10,445
                                      ========

         Rental expense for the years ended June 30, 2003, 2002, and 2001, was $2,698,000, $2,535,000, and $2,237,000, respectively.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

(10)     GOODWILL AND OTHER INTANGIBLE ASSETS

         The following table shows the effect on net income and earnings per share as a result of adopting SFAS Nos. 141, 142, and 147.

                                                           FOR THE FISCAL YEAR ENDED JUNE 30
                                                          -----------------------------------
                                                            2003          2002          2001
                                                          --------       ------        ------
Reported net income                                       $ 41,691       40,171        26,777
Deduct: Cumulative effect of accounting change                  --        2,237            --
Add back: Goodwill amortization                                 --           --         7,362
                                                          --------       ------        ------
Adjusted net income                                       $ 41,691       37,934        34,139
                                                          ========       ======        ======
Basic earnings per share:
  Reported net income                                     $   0.88         0.85          0.57
  Deduct: Cumulative effect of accounting change                --         0.05            --
  Add back: Goodwill amortization                               --           --          0.15
                                                          --------       ------        ------
Adjusted net income                                       $   0.88         0.80          0.72
                                                          ========       ======        ======
Diluted earnings per share:
  Reported net income                                     $   0.87         0.84          0.56
  Deduct: Cumulative effect of accounting change                --         0.05            --
  Add back: Goodwill amortization                               --           --          0.15
                                                          --------       ------        ------
Adjusted net income                                       $   0.87         0.79          0.71
                                                          ========       ======        ======

         The following table provides information for intangible assets subject to amortization for the periods indicated:

                                                                 JUNE 30
                                                      -------------------------------
                                                        2003                    2002
                                                      --------                 ------
Amortized intangible assets:
  Core deposit intangibles - gross                    $  4,401                  3,655
  Less: accumulated amortization                        (1,621)                (1,052)
                                                      --------                 ------
  Core deposit intangibles - net                      $  2,780                  2,603
                                                      ========                 ======
  Customer contract intangible assets - gross              831                     --
  Less: accumulated amortization                           (81)                    --
                                                      --------                 ------
  Customer contract intangible assets - net           $    750                     --
                                                      ========                 ======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

         The following information shows the actual aggregate amortization expense for the current and prior fiscal years as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the fiscal year ended 6/30/01            $ 165

For the fiscal year ended 6/30/02              283

For the fiscal year ended 6/30/03              650

For the fiscal year ended 6/30/04              649

For the fiscal year ended 6/30/05              631

For the fiscal year ended 6/30/06              553

For the fiscal year ended 6/30/07              438

For the fiscal year ended 6/30/08              328

         The following table provides information for the changes in the carrying amount of goodwill:

                                     COMMUNITY     CONSUMER
                                       BANKS        FINANCE       TOTAL
                                    ---------      --------       ------
Balance at June 30, 2001            $  62,409        893          63,302

Goodwill acquired                       5,697         --           5,697

Amortization                               --         --              --

Impairment losses                          --         --              --

Negative goodwill write-off             2,237         --           2,237
                                    ---------        ---          ------
Balance at June 30, 2002               70,343        893          71,236

Goodwill acquired                       4,970         --           4,970

Amortization                               --         --              --

Impairment losses                          --         --              --
                                    ---------        ---          ------
Balance at June 30, 2003            $  75,313        893          76,206
                                    =========        ===          ======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

(11)     DEPOSITS

         Deposit balances at June 30, 2003 and 2002, are shown in the table below:

                                                        2003                 2002
                                                    ------------           ---------
Savings accounts                                    $    920,721             698,336
Interest-bearing checking accounts                       670,935             429,339
Noninterest-bearing checking accounts                    190,987             176,243
Money market deposit accounts                            568,164             407,974
Certificates of deposit                                1,912,749           1,881,230
                                                    ------------           ---------
                                                    $  4,263,556           3,593,122
                                                    ============           =========

         The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $297,514,000 at June 30, 2003 and $289,430,000 at June 30, 2002. Generally, deposits in excess of $100,000 are not federally insured.

         The following table summarizes the contractual maturity of the certificate accounts:

                                       2003                 2002
                                   -----------           ---------
Due within 12 months               $   845,985           1,046,783
Due between 12 and 24 months           432,694             344,372
Due between 24 and 36 months           287,215             197,850
Due between 36 and 48 months           196,404             179,749
Due between 48 and 60 months           109,992             103,500
After 60 months                         40,459               8,976
                                   -----------           ---------
                                   $ 1,912,749           1,881,230
                                   ===========           =========

         The following table summarizes the interest expense incurred on the respective deposits:

                                                    YEARS ENDED JUNE 30
                                         ---------------------------------------
                                           2003             2002           2001
                                         ---------        -------        -------
Savings accounts                         $  17,701         15,473         13,501
Interest-bearing checking accounts           6,873          4,747          4,612
Money market deposit accounts               11,403          9,019          6,929
Certificate accounts                        73,530         99,765        115,839
                                         ---------        -------        -------
                                         $ 109,507        129,004        140,881
                                         =========        =======        =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

(12)     BORROWED FUNDS

         Borrowed funds at June 30, 2003 and 2002, are presented in the following table:

                                                                  2003                              2002
                                                      ----------------------------       --------------------------
                                                                           AVERAGE                          AVERAGE
                                                        AMOUNT              RATE           AMOUNT             RATE
                                                      -----------          --------      ----------         -------
Term notes payable to the FHLB of Pittsburgh:
  Due within one year                                 $    16,253 %          6.62        $   34,200 %          6.04
  Due between one and two years                            35,056            6.15               150            4.00
  Due between two and three years                              --              --            25,000            6.05
  Due between four and five years                          43,696            3.97                --              --
  Due between five and ten years                          333,912            4.80           175,000            5.13
  Due between ten and twenty years                          1,097            2.76             1,150            2.75
                                                      -----------                        ----------
                                                          430,014            4.89           235,500            5.35
Revolving line of credit, Federal
  Home Loan Bank of Pittsburgh                                 --              --                --              --
Other borrowings due between
  one and two years                                           180           10.00               180           10.00
Investor notes payable, due
  various dates through 2006                                6,330            4.98             6,414            6.53
Securities sold under agreement to
  repurchase, due within one year                          29,226            1.27            17,166            1.98
                                                      -----------                        ----------
        Total borrowed funds                          $   465,750                        $  259,260
                                                      ===========                        ==========

         Borrowings from the Federal Home Loan Bank of Pittsburgh are secured by the Company's investment securities, mortgage-backed securities and qualifying residential first mortgage loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

         The revolving line of credit with the Federal Home Loan Bank of Pittsburgh carries a commitment of $175,000,000 maturing on December 7, 2003. The rate is adjusted daily by the Federal Home Loan Bank and any borrowings on this line may be repaid at any time without penalty.

         The securities sold under agreements to repurchase are collateralized by various securities held in safekeeping by the Federal Home Loan Bank of Pittsburgh. The market value of such securities exceeds the value of the securities sold under agreements to repurchase. The average amount of agreements outstanding in fiscal years 2003 and 2002 was $20,791,000 and $12,798,000, respectively. The maximum amount of security repurchase agreements outstanding during fiscal years 2003 and 2002 was $29,226,000 and $19,568,000, respectively.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

(13)     INCOME TAXES

         Total income tax was allocated for the years ended June 30, 2003, 2002, and 2001, as follows:

                                              2003         2002        2001
                                            --------      ------      ------
Income before income taxes                  $ 16,587      16,600      12,699
Shareholders' equity for unrealized gain/
  (loss) on securities available-for-sale        840       1,636       4,455
Shareholders' equity for tax benefit for
  excess of fair value above cost of
  stock option and recognition and
  retention plans                               (221)       (135)        (33)
                                            --------      ------      ------
                                            $ 17,206      18,101      17,121
                                            ========      ======      ======

         Income tax expense (benefit) applicable to income before taxes consists of:

                              YEARS ENDED JUNE 30
                         -----------------------------
                           2003       2002       2001
                         --------    ------     ------
Current                  $ 14,685    14,981     14,002
Deferred                    1,902     1,619     (1,303)
                         --------    ------     ------
                         $ 16,587    16,600     12,699
                         ========    ======     ======

         The significant components of deferred income tax expense (benefit) are as follows:

                                                      JUNE 30
                                           -----------------------------
                                            2003       2002       2001
                                           -------    -------    -------
Deferred income tax expense (benefit)      $ 1,686      1,058     (1,473)
NOL carryforward                               216        561        170
                                           -------    -------    -------
                                           $ 1,902      1,619     (1,303)
                                           =======    =======    =======

         A reconciliation from the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income, is as follows:

                                                   YEARS ENDED JUNE 30
                                               ---------------------------
                                                2003       2002      2001
                                               ------     ------    ------
Expected tax rate                              % 35.0      35.0      35.0
Tax-exempt interest income                       (5.4)     (4.9)     (5.5)
State income tax, net of federal benefit          2.5       2.5       3.6
Valuation allowance                                --      (0.9)     (0.3)
Bank-owned life insurance                        (2.0)     (0.1)       --
Other                                            (1.6)     (1.2)     (0.6)
                                               ------      ----      ----
     Effective tax rate                        % 28.5      30.4      32.2
                                               ======      ====      ====

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2003 and 2002, are presented below:

                                               2003      2002
                                              -------   -------
Deferred tax assets:
   Deferred fee income                        $   953       837
   Deferred compensation expense                1,645     1,372
   Net operating loss carryforwards               604        36
   Bad debts                                    7,030     5,173
   Accrued postretirement benefit cost            392       406
   Pension expense                                 --       567
   Intangible asset                                --        34
   Purchase accounting                            738        --
   Other                                        1,206       998
                                              -------   -------
                                               12,568     9,423

   Valuation allowance                             --        --
                                              -------   -------
                                               12,568     9,423

Deferred tax liabilities:
   Marketable securities available-for-sale     4,187     3,347
   Pension expense                                307        --
   Intangible asset                             1,837        --
   Mortgage servicing rights                      835       707
   Fixed assets                                   801       507
   Other                                          530       187
                                              -------   -------
                                                8,497     4,748
                                              -------   -------
         Net deferred tax asset               $ 4,071     4,675
                                              =======   =======

         The Company has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely that these assets will be realized through carryback to taxable income in prior years, future reversals of existing temporary differences and, to a lesser extent, through future taxable income. The Company will continue to review the criteria related to the recognition of deferred tax assets on a quarterly basis. During fiscal year 2002, the Company reversed the $492,000 valuation allowance related to Jamestown Savings Bank's net operating loss carry forwards.

         Under provisions of the Internal Revenue Code, Northwest has approximately $1,250,000 of federal net operating losses and approximately $2,400,000 of state net operating losses which expire in years 2005 through 2020. These net operating losses were acquired as part of the Prestige Bank acquisition.

(14)     SHAREHOLDERS' EQUITY

         Retained earnings are partially restricted in connection with regulations related to the insurance of savings accounts, which require Northwest and Jamestown to maintain certain statutory reserves. Northwest and Jamestown may not pay dividends on or repurchase any of their common stock if the effect thereof would reduce retained earnings below the level of adequate capitalization as defined by federal and state regulators.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

         In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code (the Code), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at June 30, 2003, includes approximately $28,293,000 representing such bad debt deductions for which no deferred income taxes have been provided.

(15)     EARNINGS PER SHARE

         Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering common stock equivalents or any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were no anti-dilutive options in any period presented in the table below. The computation of basic and diluted earnings per share follows:

                                                                YEARS ENDED JUNE 30
                                                             --------------------------
                                                              2003      2002      2001
                                                             -------   ------    ------
Reported net income                                          $41,691   40,171    26,777
    Deduct cumulative effect of accounting change                 --    2,237        --
                                                             -------   ------    ------
Net income before cumulative effect of accounting change     $41,691   37,934    26,777
                                                             =======   ======    ======
Weighted average common shares outstanding                    47,626   47,479    47,392
Common stock equivalents due to effect of stock
  options                                                        531      511       357
                                                             -------   ------    ------
      Total weighted average common
        shares and equivalents                                48,157   47,990    47,749
                                                             =======   ======    ======

Basic earnings per share:
  Reported net income                                        $  0.88     0.85      0.57
    Deduct cumulative effect of accounting change                 --     0.05        --
                                                             -------   ------    ------
  Net income before cumulative effect of accounting change   $  0.88     0.80      0.57
                                                             =======   ======    ======

Diluted earnings per share:
  Reported net income                                        $  0.87     0.84      0.56
    Deduct cumulative effect of accounting change                 --     0.05        --
                                                             -------   ------    ------
  Net income before cumulative effect of accounting change   $  0.87     0.79      0.56
                                                             =======   ======    ======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

(16)     EMPLOYEE BENEFIT PLANS

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

                  Total expense for all retirement plans, including defined benefit pension plans, was approximately $3,945,000, $3,186,000, and $2,652,000 for the years ended June 30, 2003,
                  2002, and 2001, respectively. Net periodic pension cost for the Company's defined benefit pension plans consist of the following:

                                      YEARS ENDED JUNE 30
                                 -----------------------------
                                  2003       2002       2001
                                 -------    -------    -------
Service cost                     $ 2,526      2,195      1,913
Interest cost                      2,207      1,940      1,693
Expected return on plan assets    (1,910)    (1,800)    (1,698)
Net amortization and deferral        349        109         60
                                 -------     ------     ------
     Net periodic pension cost   $ 3,172      2,444      1,968
                                 =======     ======     ======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

                  The following table sets forth, for the Company's defined benefit pension plans, the plans' funded status and amounts recognized in the Company's consolidated statements of financial condition at June 30, 2003 and 2002:

                                                      2003        2002
                                                    --------    --------
Change in benefit obligation:
   Benefit obligation at beginning of year          $ 33,220      27,953
   Service cost                                        2,526       2,195
   Interest cost                                       2,207       1,940
   Actuarial loss                                      4,665       1,758
   Benefits paid                                      (1,046)       (626)
                                                    --------    --------
   Benefit obligation at end of year                $ 41,572      33,220
                                                    ========    ========
Change in plan assets:
   Fair value of plan assets at beginning of year     24,245      22,736
   Actual return on plan assets                       (1,042)        (67)
   Employer contribution                               5,991       2,202
   Benefits paid                                      (1,046)       (626)
                                                    --------    --------
   Fair value of plan assets at end of year         $ 28,148      24,245
                                                    ========    ========
   Funded status                                     (13,424)     (8,975)
   Unrecognized transition asset                        (177)       (218)
   Unrecognized prior service cost                       423         518
   Unrecognized net actuarial loss                    14,401       7,079
   Adjustment to recognize minimum liability            (171)       (158)
                                                    --------    --------
              Accrued benefit cost                  $  1,052      (1,754)
                                                    ========    ========

                  The following table sets forth the assumptions used to develop the preceding information for the net pension cost and benefits:

                                                     YEARS ENDED JUNE 30
                                                  --------------------------
                                                   2003       2002      2001
                                                  ------      ----      ----
Discount rate                                     % 6.25      6.75      7.00
Expected long-term rate of return on assets         8.00      8.00      8.00
Rate increase in compensation levels                4.00      4.00      4.00

                  Assets of the Company's qualified noncontributory defined benefit plan consists primarily of equity and fixed income securities.

         (b)      POSTRETIREMENT HEALTHCARE PLAN

                  In addition to pension benefits, the Company provides postretirement healthcare benefits for certain employees who were employed by the Company as of October 1, 1993, and were at least 55 years of age on that date. The Company accounts for these benefits in accordance with Statement of Financial

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

         Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions (SFAS 106). SFAS 106 requires the accrual method of accounting for postretirement benefits other than pensions.

         Net periodic cost for the Company's postretirement healthcare benefits consist of the following:

                                                        YEARS ENDED JUNE 30
                                                  ------------------------------
                                                   2003      2002        2001
                                                  ------    -------    ---------
Service cost                                      $    2        7         12
Interest cost                                         64       56         65
Recognized actuarial gain                              2     (178)       (48)
                                                  ------     ----        ---
          Net periodic (benefit) cost             $   68     (115)        29
                                                  ======     ====        ===

         The following table sets forth the funded status of the Company's postretirement healthcare benefit plan and the amounts recognized in the Company's consolidated statements of financial condition at June 30, 2003 and 2002:

                                                     2003           2002
                                                   -------         -------
Change in benefit obligation:
  Benefit obligation at beginning of year          $   993           837
  Service cost                                           2             7
  Interest cost                                         64            56
  Actuarial (gain) loss                                310           214
  Benefits paid                                       (108)         (121)
                                                   -------          ----
  Benefit obligation at end of year                  1,261           993
Fair value of plan assets at end of year                --            --
                                                   -------          ----
Funded status                                       (1,261)         (993)
Unrecognized net actuarial (gain) loss                 438           130
                                                   -------          ----
        Accrued benefit cost                       $  (823)         (863)
                                                   =======          ====

         The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

                                                         YEARS ENDED JUNE 30
                                                   ------------------------------------
                                                         2003       2002        2001
                                                   ----------     --------    ---------
Discount rate                                      %     6.25        6.75        7.00
Monthly cost of healthcare insurance
  per beneficiary                                  $   198.61      141.41      117.31
Annual rate of increase in healthcare costs        %     4.00        4.00        4.00

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

         If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the service and interest cost components of net periodic postretirement healthcare benefit cost would increase by $6,974, in the aggregate, and the accumulated postretirement benefit obligation for healthcare benefits would increase by $111,591.

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

         ESOP compensation expense was $1,123,000, $871,000, and $831,000 for the fiscal years ended June 30, 2003, 2002, and 2001, respectively.

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

(e)      STOCK OPTION PLAN

         On November 21, 1995, the Company adopted the 1995 Stock Option Plan. The objective of the Stock Option Plan is to provide an additional performance incentive to the Company's employees and outside directors. The Stock Option Plan authorized the grant of stock options and limited stock appreciation rights for 1,380,000 shares of the Company's common stock. On December 20, 1995, the Company granted 242,000 nonstatutory stock options to its outside directors at an exercise price of $5.58 per share (95% of the Company's common stock fair market value per share at grant date) and 923,200 incentive stock options to employees at an exercise price of $5.875 per share. On March 22, 1996, the Company granted 122,800 incentive stock options to employees at an exercise price of $5.625 per share. On December 16, 1998, the Company granted 15,086 incentive stock options to employees at an exercise price of $9.875 per share. On October 20, 1999, the Company granted 2,000 nonstatutory stock options to an outside director and 57,700 incentive stock options to employees at an exercise price of $7.812 per share. On June 21, 2000, the Company granted the remaining 17,214 incentive stock options as well as 786 previously forfeited options at an exercise

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

         price of $6.875 per share. On November 17, 2000, the Company adopted the 2000 Stock Option Plan. This Plan authorized the grant of stock options and limited stock rights for 800,000 shares of the Company's common stock. On October 17, 2001 the Company granted 84,000 nonstatutory stock options to its outside directors and 143,845 incentive stock options to employees at an exercise price of $9.780 per share. On August 21, 2002, the Company granted 162,940 incentive stock options to employees at an exercise price of $13.30 per share. These options are exercisable for a period of ten years from the grant date with each recipient vesting at the rate of 20% per year commencing with the grant date.

         The following table summarizes the activity in the Company's Option Plan during the periods ending June 30:

                                      2003                    2002                    2001
                          -------------------------  ---------------------   ----------------------
                                         WEIGHTED                 WEIGHTED                 WEIGHTED
                                         AVERAGE                  AVERAGE                  AVERAGE
                                         EXERCISE                 EXERCISE                 EXERCISE
                           NUMBER         PRICE       NUMBER       PRICE       NUMBER       PRICE
                          ---------    ------------  ---------    --------   ---------     --------
Balance at
  beginning of year       1,177,880    $    6.74     1,124,316    $ 6.00     1,219,931     $   5.98
Granted                     162,940        13.30(a)    227,845      9.78(a)         --           --
Exercised                  (156,792)        5.94      (166,569)     5.86       (84,815)        5.68
Forfeited                    (1,372)        7.82        (7,712)     8.15       (10,800)        5.91
                          ---------                  ---------               ---------
Balance at end of year    1,182,656         7.74     1,177,880      6.74     1,124,316         6.00
                          =========                  =========               =========
Exercisable at end
  of year                   902,983         6.64       966,861      6.14     1,075,056         5.92

         (a) Weighted average fair value of options at grant date: $3.76 and $2.48, respectively.

                         EXERCISE  EXERCISE  EXERCISE  EXERCISE  EXERCISE  EXERCISE  EXERCISE  EXERCISE
                          PRICE     PRICE     PRICE     PRICE     PRICE     PRICE     PRICE     PRICE      TOTAL
                         $  5.580  $  5.625  $  5.875  $  6.875  $  7.812  $  9.780  $  9.875  $ 13.302   $   7.744
                         --------  --------  --------  --------  --------  --------  --------  --------   ---------
Options outstanding:
  Number of options       70,700    44,737   606,283    12,660    48,480   222,318    14,786    162,692   1,182,656
  Weighted average
    remaining contract
    life (years)            2.50      2.75      2.50      7.00      6.25      8.25      5.50       9.00        4.72
Options exercisable:
  Number of options       70,700    44,737   606,283     9,440    36,972    87,725    14,786     32,340     902,983

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)


(17)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, Disclosure about Fair Value of Financial Instruments (SFAS 107), requires disclosure of fair value information about financial instruments whether or not recognized in the consolidated statement of financial condition. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts reported in the consolidated statement of financial condition approximate fair value for the following financial instruments: cash on hand and interest-earning deposits in other institutions, accrued interest receivable, accrued interest payable, and marketable securities available-for-sale.


                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

         The following table sets forth the carrying amount and estimated fair value of the Company's financial instruments included in the consolidated statement of financial condition as of June 30:

                                             2003                      2002
                                    ------------------------   -----------------------
                                     CARRYING     ESTIMATED     CARRYING   ESTIMATED
                                      AMOUNT      FAIR VALUE     AMOUNT    FAIR VALUE
                                    ----------    ----------   ---------   -----------
Financial assets:
  Cash and equivalents              $  320,000      320,000      217,754      217,754
  Securities available-for-sale        896,631      896,631      435,723      435,723
  Securities held-to-maturity          477,821      486,922      396,503      398,891
  Loans receivable                   3,280,773    3,458,496    3,037,586    3,148,632
  Accrued interest receivable           18,714       18,714       19,738       19,738
  FHLB stock                            33,764       33,764       23,702       23,702
                                    ----------    ---------    ---------    ---------
     Total financial assets         $5,027,703    5,214,527    4,131,006    4,244,440
                                    ==========    =========    =========    =========
Financial liabilities:
  Savings and checking accounts     $2,350,807    2,350,807    1,711,892    1,711,892
  Time deposits                      1,912,749    1,974,350    1,881,230    1,898,987
  Borrowed funds                       465,750      500,449      259,260      270,360
  Trust-preferred securities            99,000      109,293       99,000      101,496
  Accrued interest payable               4,101        4,101        5,169        5,169
                                    ----------    ---------    ---------    ---------
     Total financial liabilities    $4,832,407    4,939,000    3,956,551    3,987,904
                                    ==========    =========    =========    =========

         Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at June 30, 2003 and 2002.

         MARKETABLE SECURITIES

         Estimated market values are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Refer to note 4 of the consolidated financial statements for the detail of type of investment securities.

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

                          June 30, 2003, 2002, and 2001

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

         OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

         These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2003 and 2002, there was no significant unrealized appreciation or depreciation on these financial instruments.

(18)     REGULATORY CAPITAL REQUIREMENTS

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company's banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

         capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). At June 30, 2003 and 2002, the Company's banking subsidiaries exceed all capital adequacy requirements to which they are subject. At June 30, 2003, the maximum amount available for dividend payments by Northwest to the Company, while maintaining its "well Capitalized" status, is approximately $60.5 million.

         As of June 13, 2003, the most recent notification from the FDIC categorized Northwest and Jamestown as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' categories.

         The actual, required and well capitalized levels as of June 30, 2003 and 2002, are as follows: (in thousands)

                                                                         JUNE 30, 2003
                                             -----------------------------------------------------------------
                                                                        MINIMUM CAPITAL      WELL CAPITALIZED
                                                     ACTUAL               REQUIREMENTS         REQUIREMENTS
                                             ---------------------    ------------------    ------------------
                                              AMOUNT        RATIO      AMOUNT      RATIO     AMOUNT      RATIO
                                             --------       -----     --------     -----    --------     -----
Total capital (to risk
    weighted assets):
       Northwest Savings Bank                $315,809       12.37%    $204,279     8.00%    $255,349     10.00%
       Jamestown Savings Bank                  20,205       10.55       15,324     8.00       19,155     10.00

Tier I capital (to risk
    weighted assets):
       Northwest Savings Bank                 289,257       11.33      102,140     4.00      153,209      6.00
       Jamestown Savings Bank                  18,654        9.74        7,662     4.00       11,493      6.00

Tier I capital (leverage)
    (to average assets):
       Northwest Savings Bank                 289,257        6.03      143,853     3.00*     239,755      5.00
       Jamestown Savings Bank                  18,654        5.56       10,061     3.00*      16,769      5.00

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

                                                                        JUNE 30, 2002
                                             -------------------------------------------------------------------
                                                                     MINIMUM CAPITAL          WELL CAPITALIZED
                                                    ACTUAL            REQUIREMENTS              REQUIREMENTS
                                             -----------------     --------------------     --------------------
                                              AMOUNT     RATIO      AMOUNT        RATIO      AMOUNT        RATIO
                                             --------    -----     --------       -----     --------       -----
Total capital (to risk
    weighted assets):
       Northwest Savings Bank                $273,707    12.38%    $176,932        8.00%    $221,165       10.00%
       Jamestown Savings Bank                  14,727    11.04       10,673        8.00       13,341       10.00

Tier I capital (to risk
    weighted assets):
       Northwest Savings Bank                 251,079    11.35       88,466        4.00      132,699        6.00
       Jamestown Savings Bank                  13,765    10.32        5,336        4.00        8,004        6.00

Tier I capital (leverage)
    (to average assets):
       Northwest Savings Bank                 251,079     6.40      117,617        3.00*     196,029        5.00
       Jamestown Savings Bank                  13,765     5.87        7,035        3.00*      11,725        5.00

         * The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of June 30, 2003, the Company had not been advised of any additional requirements in this regard.

(19)     CONTINGENT LIABILITIES

         The Company and its subsidiaries are subject to a number of asserted and unasserted claims encountered in the normal course of business. Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on the Company's financial statements.

(20)     COMPONENTS OF COMPREHENSIVE INCOME

         For the year ended June 30:

                                                   2003        2002        2001
                                                  -------     -------     -------
Unrealized gain (loss) on marketable
    securities available-for-sale                 $ 3,101       4,674      12,502
Tax (expense) benefit                              (1,085)     (1,636)     (4,373)
Reclassification adjustment for (gains) losses
    included in net income, net of tax
    of $245, $-0-, and $(82), respectively           (455)         --         153
                                                  -------      ------      ------
                Net unrealized gain (loss)        $ 1,561       3,038       8,282
                                                  =======      ======      ======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

(21)     NORTHWEST BANCORP, INC. (PARENT COMPANY ONLY)

                        Statements of Financial Condition

                             (Amounts in thousands)

                                                                     JUNE 30
                                                              --------------------
                                                                2003        2002
                                                              --------    --------
                                  ASSETS

Cash and cash equivalents                                     $ 42,390      63,871
Marketable securities available-for-sale                         2,299       4,231
Investment in bank subsidiaries                                396,501     345,977
Loan receivable - Northwest Bancorp, MHC                        12,000          --
Goodwill                                                         2,138       2,138
Other assets                                                     3,874       4,133
                                                              --------     -------
                Total assets                                  $459,202     420,350
                                                              ========     =======
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Debentures payable                                        $102,062     102,062
    Other liabilities                                              208       1,648
                                                              --------     -------
                Total liabilities                              102,270     103,710
Shareholders' equity                                           356,932     316,640
                                                              --------     -------
                Total liabilities and shareholders' equity    $459,202     420,350
                                                              ========     =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

                              Statements of Income

                                                     YEARS ENDED JUNE 30
                                             ----------------------------------
                                               2003         2002         2001
                                             --------     --------     --------
Income:
    Interest income                          $  2,042        1,313          212
    Dividends from bank subsidiary                 --        1,250        6,500
    Undistributed earnings from equity
       investment in bank subsidiaries         45,778       41,204       20,367
    Gain on sale of marketable securities
       available-for-sale                          --           --          142
    Other income                                    9            8          351
                                             --------      -------       ------
                Total income                   47,829       43,775       27,572
Expense:
    Compensation and benefits                     272          302          462
    Goodwill amortization                          --           --          304
    Other expense                                 319           77           29
    Interest expense                            7,845        4,567           --
                                             --------      -------       ------
                Total expense                   8,436        4,946          795
                                             --------      -------       ------
                Net income before taxes        39,393       38,829       26,777

Federal and state income taxes                 (2,298)      (1,342)          --
                                             --------      -------       ------
                Net income                   $ 41,691       40,171       26,777
                                             ========      =======       ======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

                            Statements of Cash Flows

                                                                    YEARS ENDED JUNE 30
                                                            ----------------------------------
                                                              2003         2002         2001
                                                            --------     --------     --------
Operating activities:
    Net income                                              $ 41,691       40,171       26,777
    Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
          Undistributed earnings of subsidiaries             (45,778)     (41,204)     (20,367)
          Depreciation and amortization                           --           (1)         304
          Noncash compensation expense related to
             stock benefit plans                                  --           57            7
          Gain on sale of marketable securities
             available-for-sale                                   --           --         (142)
          Net change in other assets and liabilities          (1,145)      (2,071)         432
                                                            --------      -------      -------
                Net cash provided (used) by operating
                       activities                             (5,232)      (3,048)       7,011
                                                            --------      -------      -------
Investing activities:
    Additional investment in subsidiaries                     (3,000)     (33,062)          --
    Loan to Northwest Bancorp, MHC                           (12,000)          --           --
    Purchase of marketable securities available-for-sale          --           --          (69)
    Proceeds from sale of marketable securities
       available-for-sale                                         --           --          538
    Proceeds from maturity of marketable securities
       available-for-sale                                      1,932           --           --
                                                            --------      -------      -------
                Net cash provided (used) by investing
                       activities                            (13,068)     (33,062)         469
                                                            --------      -------      -------
Financing activities:
    Cash dividends paid                                       (3,923)      (2,906)      (7,582)
    Proceeds from issuance of debentures                          --      102,062           --
    Proceeds from options exercised                              742          432          308
                                                            --------      -------      -------
                Net cash provided (used) by financing
                       activities                             (3,181)      99,588       (7,274)
                                                            --------      -------      -------
                Net increase (decrease) in cash and
                       cash equivalents                     $(21,481)      63,478          206
                                                            ========      =======      =======
Cash and cash equivalents at beginning of year                63,871          393          187
Net increase (decrease) in cash and cash equivalents         (21,481)      63,478          206
                                                            --------      -------      -------
Cash and cash equivalents at end of year                    $ 42,390       63,871          393
                                                            ========      =======      =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

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

AT OR FOR THE FISCAL YEAR ENDED     COMMUNITY     CONSUMER        ALL
  JUNE 30, 2003 ($ IN 000's)         BANKS        FINANCE        OTHER*    CONSOLIDATED
-------------------------------    ----------     --------       ------    ------------
External interest income           $  257,330       17,858          431       275,619

Intersegment interest income            5,278           --       (5,278)           --

Interest expense                      130,986        5,705          947       137,638

Provision for loan losses               5,860        2,571           --         8,431

Noninterest income                     25,625        1,110           --        26,735

Noninterest expense                    89,846        7,570          591        98,007

Income tax expense (benefit)           17,589        1,296       (2,298)       16,587

Net income                             43,952        1,826       (4,087)       41,691

Total assets                        5,078,418      123,747       20,202     5,222,367

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

   AT OR FOR THE FISCAL YEAR ENDED        COMMUNITY    CONSUMER         ALL
    JUNE 30, 2002 ($ IN 000's)             BANKS        FINANCE        OTHER*    CONSOLIDATED
--------------------------------------   ----------    ---------      --------   ------------
External interest income                 $  255,014       19,274          212       274,500

Intersegment interest income                  6,710           --       (6,710)           --

Interest expense                            143,273        7,234       (3,252)      147,255

Provision for loan losses                     3,180        3,180           --         6,360

Noninterest income                           16,921        1,252           --        18,173

Noninterest expense                          77,125        7,020          379        84,524

Income tax expense (benefit)                 16,657        1,285       (1,342)       16,600

Cumulative effect of accounting change        2,237           --           --         2,237

Net income                                   40,647        1,807       (2,283)       40,171

Total assets                              4,165,605      129,608       10,322     4,305,535

AT OR FOR THE FISCAL YEAR ENDED        COMMUNITY       CONSUMER       ALL
  JUNE 30, 2001 ($ IN 000's)             BANKS          FINANCE      OTHER*     CONSOLIDATED
-------------------------------        ----------     ----------    -------     ------------
External interest income               $  248,957       20,253          220       269,430

Intersegment interest income               10,605           --      (10,605)           --

Interest expense                          156,850       11,084      (10,612)      157,322

Provision for loan losses                   2,580        2,767           --         5,347

Noninterest income                         13,336        1,576          142        15,054

Noninterest expense                        75,467        6,413          459        82,339

Income tax expense (benefit)               11,988          711           --        12,699

Net income                                 26,013          854          (90)       26,777

Total assets                            3,709,253      137,151        6,427     3,852,831

         * Eliminations consist of intercompany interest income and interest expense.

(23) GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES (TRUST-PREFERRED SECURITIES)

         The Company has two Delaware statutory business trusts, Northwest Capital Trust I and Northwest Bancorp Statutory Trust I (the Trusts). These trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company and engage in other activities that are incidental to those previously listed. Northwest Capital Trust I issued

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

         2,760,000 of 8.75% Cumulative Trust Preferred Securities through a public offering on November 30, 2001 (liquidation value of $25 per preferred security or $69,000,000) with a stated maturity of December 31, 2031. The securities trade on the Nasdaq Stock Market under the symbol NWSBP. Northwest Bancorp Statutory Trust I issued 30,000 Cumulative Trust Preferred Securities in a private transaction to a pooled investment vehicle on December 18, 2001 (liquidation value of $1,000 per preferred security or $30,000,000) with a stated maturity of December 23, 2031 and a floating rate of interest, which is reset quarterly, equal to three month LIBOR plus 3.60%. The trust-preferred securities qualify as regulatory Tier I capital and the cash distributions are tax deductible. For financial reporting purposes, the trusts are included in the consolidated financial statements of the Company. The trust-preferred securities are presented as a separate line item on the Consolidated Statements of Financial Condition and the distributions are included with interest expense on borrowed funds on the Consolidated Statements of Income.

         The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities. Northwest Capital Trust I holds $71,134,025 of the Company's 8.75% junior subordinated debentures, due December 31, 2031. Northwest Bancorp Statutory Trust I holds $30,928,000 of the Company's junior subordinated debentures due December 23, 2031 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 3.60%. The rate in effect at June 30, 2003 was 4.66%. These subordinated debentures are the sole assets of the trusts.

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

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

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

(24)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    THREE MONTHS ENDED
                                       ---------------------------------------------
                                       SEPTEMBER   DECEMBER      MARCH       JUNE
                                          30          31          31          30
                                       ---------   --------    ---------   ---------
                                           (In thousands, except per share data)
Fiscal 2003:
   Interest income                     $69,011      70,170      69,267      67,171
   Interest expense                     34,620      35,856      33,810      33,352
                                       -------     -------     -------     -------
      Net interest income               34,391      34,314      35,457      33,819

   Provision for loan losses             1,659       2,157       2,295       2,320
   Noninterest income                    6,672       7,008       6,403       6,652
   Noninterest expenses                 22,767      24,459      25,417      25,364
                                       -------     -------     -------     -------
      Income before
         income taxes                   16,637      14,706      14,148      12,787

   Income taxes                          5,194       4,418       3,952       3,023
                                       -------     -------     -------     -------
      Net income                       $11,443      10,288      10,196       9,764
                                       =======     =======     =======     =======
Basic earnings per share               $  0.24        0.22        0.21        0.20
                                       =======     =======     =======     =======
Diluted earnings per share             $  0.24        0.21        0.21        0.20
                                       =======     =======     =======     =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            (All dollar amounts presented in tables are in thousands)

                                                     THREE MONTHS ENDED
                                       ---------------------------------------------
                                       SEPTEMBER    DECEMBER      MARCH        JUNE
                                           30          31           31          30
                                       ---------    --------      ------      ------
                                           (In thousands, except per share data)
Fiscal 2002:
   Interest income                     $  69,657      68,657      68,783      67,403
   Interest expense                       41,202      38,231      34,491      33,331
                                       ---------    --------      ------      ------
      Net interest income                 28,455      30,426      34,292      34,072

   Provision for loan losses               1,418       1,473       1,664       1,805
   Noninterest income                      4,663       4,757       3,741       5,012
   Noninterest expenses                   19,790      20,962      21,595      22,177
                                       ---------    --------      ------      ------
      Income before
         income taxes and
         cumulative effect of
         accounting change                11,910      12,748      14,774      15,102

   Income taxes                            3,708       3,940       4,696       4,256
                                       ---------    --------      ------      ------
      Income before
         cumulative effect of
         accounting change                 8,202       8,808      10,078      10,846

   Cumulative effect of accounting
    change                                 2,237          --          --          --
                                       ---------    --------      ------      ------
      Net income                       $  10,439       8,808      10,078      10,846
                                       =========    ========      ======      ======
Basic per share amounts:
   Income before cumulative effect
    of accounting change               $    0.17        0.19        0.21        0.23
   Cumulative effect of accounting
    change                                  0.05          --          --          --
                                       ---------    --------      ------      ------
      Net income                       $    0.22        0.19        0.21        0.23
                                       =========    ========      ======      ======
Diluted per share amounts:
   Income before cumulative effect
    of accounting change               $    0.17        0.18        0.21        0.23
   Cumulative effect of accounting
    change                                  0.05          --          --          --
                                       ---------    --------      ------      ------
      Net income                       $    0.22        0.18        0.21        0.23
                                       =========    ========      ======      ======

(25)     SUBSEQUENT EVENTS (UNAUDITED)

         On August 25, 2003, the Company completed an incremental stock offering whereby the Company's parent, Northwest Bancorp, MHC, contributed 7,255,520 shares to the Company, and through a subscription offering the Company sold 7,255,520 shares. The shares were issued at $15.85 per share, resulting in gross proceeds of $115.0 million. After the offering, Northwest Bancorp, MHC owns approximately 59% of the outstanding shares, and 41% are held by public shareholders.

         On August 31, 2003, the Company completed its previously announced acquisition of First Bell Bancorp, Inc., and its subsidiary, Bell Federal Savings and Loan (Bell). Bell is a federal savings bank with seven offices in Allegheny County, Pennsylvania, and assets of approximately $850.0 million, deposits of approximately $600.0 million, and shareholders' equity of approximately $70.0 million. Under the terms of the agreement, shareholders received $26.25 for each share of First Bell Bancorp, Inc. resulting in a cash payment of approximately $114.0 million and intangible assets of approximately $60.0 million.