Form 10-Q
period 2003-09-30
NORTHWEST BANCORP INC
filed 2003-11-13
CIK 1042064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                      to
                                     --------------------    -------------------

                         Commission File Number 0-23817
                                                -------


                             NORTHWEST BANCORP, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


              United States of America                                        23-2900888
              ------------------------                                        ----------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)


301 Second Avenue, Warren, Pennsylvania                                            16365
------------------------------------------------                                -----------
(Address of principal executive offices)                                         (Zip Code)

                                 (814) 726-2140
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                          ---------------------------
   (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               ---   ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock ($.10 par value) 47,723,227 shares outstanding as of September 30, 2003.

                             NORTHWEST BANCORP, INC.

                                      INDEX

PART I     FINANCIAL INFORMATION                                                      PAGE
Item 1.    Financial Statements

           Consolidated Statements of Financial Condition as of
           September 30, 2003 and June 30, 2003                                          1

           Consolidated Statements of Income for the three months
           ended September 30, 2003 and 2002                                             2

           Consolidated Statements of Changes in Shareholders' Equity for
           the three months ended September 30, 2003 and 2002                            3

           Consolidated Statements of Cash Flows for the three months
           ended September 30, 2003 and 2002                                             4

           Notes to Unaudited Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                          12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                   23

Item 4.    Controls and Procedures                                                      24

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                            24

Item 2.    Changes in Securities                                                        24

Item 3.    Defaults Upon Senior Securities                                              25

Item 4.    Submission of Matters to a Vote of Security Holders                          25

Item 5.    Other Information                                                            25

Item 6.    Exhibits and Reports on Form 8-K                                             25

           Signatures                                                                   27

           Certifications                                                               28

                          ITEM 1. FINANCIAL STATEMENTS

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           SEPTEMBER 30,            JUNE 30,
                                ASSETS                                                        2003                   2003
                                ------                                                        ----                   ----
CASH AND CASH EQUIVALENTS                                                                 $    64,208                75,563
INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL
   INSTITUTIONS                                                                               296,665               244,437
MARKETABLE SECURITIES AVAILABLE-FOR-SALE
   (AMORTIZED COST OF $1,159,914 AND $884,667)                                              1,165,359               896,631
MARKETABLE SECURITIES HELD-TO-MATURITY
   (MARKET VALUE OF $513,954 AND $486,922)                                                    508,891               477,821
                                                                                          -----------           -----------
        TOTAL CASH, INTEREST-EARNING DEPOSITS AND
        MARKETABLE SECURITIES                                                               2,035,123             1,694,452

MORTGAGE LOANS - 1 TO 4 FAMILY                                                              2,304,198             2,064,181
COMMERCIAL REAL ESTATE LOANS                                                                  391,869               377,507
CONSUMER LOANS                                                                                795,108               701,561
COMMERCIAL BUSINESS LOANS                                                                     130,469               130,115
                                                                                          -----------           -----------
   TOTAL LOANS RECEIVABLE                                                                   3,621,644             3,273,364
ALLOWANCE FOR LOAN LOSSES                                                                     (27,822)              (26,593)
                                                                                          -----------           -----------
   LOANS RECEIVABLE, NET                                                                    3,593,822             3,246,771

FEDERAL HOME LOAN BANK STOCK, AT COST                                                          47,513                33,764
ACCRUED INTEREST RECEIVABLE                                                                    23,034                18,714
REAL ESTATE OWNED, NET                                                                          3,348                 3,664
PREMISES AND EQUIPMENT, NET                                                                    69,222                63,190
GOODWILL                                                                                      129,581                76,206
OTHER ASSETS                                                                                  135,931                85,606
                                                                                          -----------           -----------
   TOTAL ASSETS                                                                           $ 6,037,574           $ 5,222,367
                                                                                          ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   NONINTEREST-BEARING DEMAND DEPOSITS                                                        208,517               190,987
   INTEREST-BEARING DEMAND DEPOSITS                                                           724,865               670,935
   SAVINGS DEPOSITS                                                                         1,742,321             1,488,885
   TIME DEPOSITS                                                                            2,198,651             1,912,749
                                                                                          -----------           -----------
        TOTAL DEPOSITS                                                                      4,874,354             4,263,556

   BORROWED FUNDS                                                                             554,437               465,750
   ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                                               11,160                21,319
   ACCRUED INTEREST PAYABLE                                                                     7,521                 4,101
   OTHER LIABILITIES                                                                           14,212                11,709
   GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S
      JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES                                       99,000                99,000
                                                                                          -----------           -----------
        TOTAL LIABILITIES                                                                   5,560,684             4,865,435

SHAREHOLDERS' EQUITY:
  PREFERRED STOCK, $.10 PAR VALUE: 10,000,000 AUTHORIZED
        NO SHARES ISSUED                                                                           --                    --
  COMMON STOCK, $.10 PAR VALUE: 100,000,000 SHARES
        AUTHORIZED, 47,723,227 AND 47,693,981 ISSUED
        AND OUTSTANDING, RESPECTIVELY                                                           4,772                 4,769
   PAID-IN CAPITAL                                                                            185,757                72,787
   RETAINED EARNINGS                                                                          282,822               271,599
   ACCUMULATED OTHER COMPREHENSIVE INCOME:
        NET UNREALIZED GAIN ON SECURITIES AVAILABLE-
        FOR-SALE, NET OF INCOME TAXES                                                           3,539                 7,777
                                                                                          -----------           -----------
                                                                                              476,890               356,932
                                                                                          -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 6,037,574             5,222,367
                                                                                          ===========           ===========

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            2003             2002
                                                            ----             ----
INTEREST INCOME:
   LOANS RECEIVABLE                                       $55,935           57,554
   MORTGAGE-BACKED SECURITIES                               4,750            6,355
   TAXABLE INVESTMENT SECURITIES                            3,465            2,359
   TAX-FREE INVESTMENT SECURITIES                           2,790            1,873
   INTEREST-EARNING DEPOSITS                                  659              870
                                                          -------          -------
             TOTAL INTEREST INCOME                         67,599           69,011

INTEREST EXPENSE:
   DEPOSITS                                                25,729           28,603
   BORROWED FUNDS                                           7,190            6,017
                                                          -------          -------
             TOTAL INTEREST EXPENSE                        32,919           34,620

             NET INTEREST INCOME                           34,680           34,391
PROVISION FOR LOAN LOSSES                                   1,727            1,667
                                                          -------          -------
             NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES                               32,953           32,724

NONINTEREST INCOME:
   SERVICE CHARGES AND FEES                                 3,277            3,406
   TRUST AND OTHER FINANCIAL SERVICES INCOME                  908              853
   INSURANCE COMMISSION INCOME                                167              385
   GAIN ON SALE OF MARKETABLE SECURITIES, NET               3,314              287
   GAIN ON SALE OF LOANS, NET                                 286              509
   GAIN ON SALE OF REAL ESTATE OWNED, NET                     553               47
   INCOME FROM BANK OWNED LIFE INSURANCE                      885              752
   OTHER OPERATING INCOME                                     371              433
                                                          -------          -------
             TOTAL NONINTEREST INCOME                       9,761            6,672

NONINTEREST EXPENSE:
   COMPENSATION AND EMPLOYEE BENEFITS                      14,342           13,050
   PREMISES AND OCCUPANCY COSTS                             3,649            3,176
   OFFICE OPERATIONS                                        2,081            1,878
   PROCESSING EXPENSES                                      2,081            1,933
   ADVERTISING                                                552              508
   OTHER EXPENSES                                           2,240            2,214
                                                          -------          -------
             TOTAL NONINTEREST EXPENSE                     24,945           22,759
                                                          -------          -------
             INCOME BEFORE INCOME TAXES                    17,769           16,637

             FEDERAL AND STATE INCOME TAXES                 5,313            5,194
                                                          -------          -------
                    NET INCOME                            $12,456           11,443
                                                          =======          =======
BASIC EARNINGS PER SHARE                                  $  0.26             0.24
                                                          =======          =======
DILUTED EARNINGS PER SHARE                                $  0.26             0.24
                                                          =======          =======

See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

THREE MONTHS ENDED SEPTEMBER 30, 2002                                                                     Accum.
                                                   Common Stock                                           Other           Total
                                           -------------------------       Paid-in      Retained       Comprehensive   Shareholders'
                                             Shares         Amount         Capital      Earnings          Income          Equity
                                             ------         ------         -------      --------          ------          ------
Beginning balance at June 30, 2002         47,549,659     $    4,755         71,838        233,831           6,216     $  316,640
Comprehensive income:
  Net income                                       --             --             --         11,443              --         11,443
  Change in unrealized gain
    on securities, net of tax and
    reclassification adjustment                    --             --             --             --           2,096          2,096
                                           ----------     ----------     ----------     ----------      ----------     ----------
Total comprehensive income                         --             --             --         11,443           2,096         13,539

Exercise of stock options                      21,444              2            129             --              --            131

Dividends declared ($.08 per share)                --             --             --           (976)             --           (976)
                                           ----------     ----------     ----------     ----------      ----------     ----------
Ending balance at September 30, 2002       47,571,103     $    4,757         71,967        244,298           8,312     $  329,334
                                           ==========     ==========     ==========     ==========      ==========     ==========




THREE MONTHS ENDED SEPTEMBER 30, 2003                                                                     Accum.
                                                   Common Stock                                           Other          Total
                                           -------------------------       Paid-in       Retained     Comprehensive   Shareholders'
                                             Shares         Amount         Capital       Earnings         Income         Equity
                                             ------         ------         -------       --------         ------         ------

Beginning balance at June 30, 2003         47,693,981     $    4,769         72,787        271,599           7,777      $  356,932

Comprehensive income:
  Net income                                       --             --             --         12,456              --          12,456
  Change in unrealized gain on
     securities, net of tax and
     reclassification adjustment                   --             --             --             --          (4,238)         (4,238)
                                           ----------     ----------     ----------     ----------      ----------      ----------
Total comprehensive income                         --             --             --         12,456          (4,238)          8,218

Exercise of stock options                      29,246              3            166             --              --             169

Proceeds from incremental
  stock offering, net of related
  expenses of $2,196                               --             --        112,804             --              --         112,804

Dividends declared ($.10 per share)                --             --             --         (1,233)             --          (1,233)
                                           ----------     ----------     ----------     ----------      ----------      ----------

Ending balance at September 30, 2003       47,723,227     $    4,772        185,757        282,822           3,539      $  476,890
                                           ==========     ==========     ==========     ==========      ==========      ==========


 See accompanying notes to unaudited consolidated financial statements

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    Three Months  Three Months
                                                                        Ended        Ended
                                                                      9/30/2003     9/30/2002
                                                                      ---------     ---------
OPERATING ACTIVITIES:
  Net Income                                                            12,456        11,443
  Adjustments to reconcile net income to net cash
     provided by operating activities:
          Provision for loan losses                                      1,727         1,667
          Net loss (gain) on sale of assets                             (4,153)         (843)
          Net depreciation, amortization and accretion                   1,450         2,405
          Decrease (increase) in other assets                           11,354        (5,200)
          Increase (decrease) in other liabilities                      (6,882)       (2,624)
          Net amortization (accretion) of premium/discount on
             marketable securities                                       2,454          (279)
          Other                                                             --            --
                                                                      --------      --------
               Net cash provided by operating activities                18,406         6,569

INVESTING ACTIVITIES:
          Purchase of marketable securities held-to-maturity                --      (125,407)
          Purchase of marketable securities available-for-sale        (333,358)      (73,262)
          Proceeds from maturities and principal reductions
             of marketable securities held-to-maturity                 197,365        31,435
          Proceeds from maturities and principal reductions
             of marketable securities available-for-sale               184,169        42,658
          Proceeds from sales of marketable securities,
             available-for-sale                                        192,827        25,008
          Loan originations                                           (473,464)     (254,898)
          Proceeds from loan maturities and principal reductions       309,756       151,453
          Proceeds from loan sales                                      40,641        42,178
          Purchase of FHLB stock                                          (969)           --
          Proceeds from sale of real estate owned                        1,714         1,443
          Net (purchase) sale of real estate owned for investment           77          (172)
          Purchase of premises and equipment                            (3,801)       (2,907)
          Acquisitions, net of cash received                           (95,167)        2,619
                                                                      --------      --------
               Net cash provided (used) by investing activities         19,790      (159,852)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                               Three Months   Three Months
                                                                   Ended         Ended
                                                                 9/30/2003     9/30/2002
                                                                 ---------     ---------
FINANCING ACTIVITIES:
          Increase (decrease) in deposits, net                       1,411       151,198
          Proceeds from long-term borrowings                            --       180,000
          Repayments of long-term borrowings                      (186,893)           (3)
          Net increase (decrease) in short-term borrowings          89,207           840
          Increase (decrease) in advances by borrowers for
             taxes and insurance                                   (12,788)      (11,813)
          Cash dividends paid                                       (1,233)         (976)
          Proceeds from stock offering, net                        112,804            --
          Proceeds from stock options exercised                        169           131
                                                                  --------      --------
               Net cash provided by financing activities             2,677       319,377

Net increase (decrease) in cash and cash equivalents                40,873       166,094
                                                                  ========      ========
 Cash and cash equivalents at beginning of period                  320,000       217,754
 Net increase (decrease) in cash and cash equivalents               40,873       166,094
                                                                  --------      --------
 Cash and cash equivalents at end of period                        360,873       383,848
                                                                  ========      ========

 Cash paid during the period for:
      Interest on deposits and borrowings (including interest
           credited to deposit accounts of $19,457, $23,739         29,499        35,373
                                                                  ========      ========
      Income taxes                                                     440           552
                                                                  ========      ========

 Business acquisitions:
      Fair value of assets acquired                                908,873       176,885
      Cash received (paid)                                         (95,167)        2,619
                                                                  --------      --------
         Liabilities assumed                                       813,706       179,504
                                                                  ========      ========

 Non-cash activities:
      Loans transferred to real estate owned                           845         1,014
                                                                  ========      ========
      Sale of real estate owned financed by the Company                249           206
                                                                  ========      ========


See accompanying notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC is a federal mutual holding company which owns approximately 59% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the "Company"). For the third consecutive fiscal year the mutual holding company has applied for, and received approval from the Office of Thrift Supervision ("OTS"), its primary regulator, to waive its right to receive cash dividends from the Company. The Company is a federal corporation and is organized as a savings and loan holding company also regulated by the OTS. The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania chartered savings bank, and Jamestown Savings Bank, a New York chartered savings bank. Together the banks operate 144 community banking offices throughout northwest, southwest and central Pennsylvania, western New York and eastern Ohio.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the necessary footnote information for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Certain items previously reported have been reclassified to conform with the current period's reporting format. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Critical Accounting Policies

The Company's critical accounting policy involves accounting estimates that: a) require assumptions about highly uncertain matters, and b) could vary sufficiently enough to cause a material effect on the Company's financial condition or results of operations.

ALLOWANCE FOR LOAN LOSSES. In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and, the quality of the security for the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review the Company's allowance for loan losses and may require the Company to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using the Company's historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date. Commercial loans over a certain dollar amount are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans under SFAS 114, "Accounting by Creditors for Impairment of a Loan". Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations. The allowance review methodology is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results. Management believes, to the best of their knowledge, that all known losses as of the balance sheet date have been recorded.

(2)   PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Northwest Savings Bank ("Northwest"), Jamestown Savings Bank ("Jamestown"), Bell Federal Savings and Loan Association of Bellevue (for the period September 1, 2003 through September 30, 2003) ("Bell"), Northwest Capital Trust I, Northwest Bancorp Statutory Trust I, Northwest Consumer Discount Company, Northwest Finance Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Rid-Fed, Inc., Allegheny Services, Inc., and Great Northwest Corporation. All significant intercompany items have been eliminated.

(3)   BUSINESS SEGMENTS

The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banks segment includes the three savings bank subsidiaries of the Company: Northwest, Jamestown and Bell, as well as the subsidiaries of the savings banks that provide similar products and services. The savings banks are community-oriented institutions that offer a full array of traditional deposit and loan products, including mortgage, consumer and commercial loans, as well as trust, investment management and brokerage services typically offered by a full-service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, which operates 47 offices in Pennsylvania and two offices in southwestern New York. The subsidiary compliments the services of the banks by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Northwest and Allegheny Services, Inc. Net income is primarily used by management to measure segment performance. The following tables provide financial information for these segments. The "All Other" column represents the parent company, other nonbank subsidiaries and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

AS OF OR FOR THE THREE MONTHS ENDED:

                                      Community           Consumer
SEPTEMBER 30, 2003 ($ IN 000'S)          Banks             Finance       All Other*     Consolidated
-------------------------------          -----             -------       -----------    ------------
 External interest income            $   63,014              4,430             155         67,599
 Intersegment interest income             1,154                  -         (1,154)              -
 Interest expense                        31,160              1,232             527         32,919
 Provision for loan losses                1,065                662               -          1,727
 Noninterest income                       9,399                293              69          9,761
 Noninterest expense                     22,844              1,937             164         24,945
 Income tax expense (benefit)             5,514                370           (571)          5,313
 Net income                              12,984                522         (1,050)         12,456
 Total assets                        $5,990,220            125,506        (78,152)      6,037,574

                                            Community          Consumer
SEPTEMBER 30, 2002 ($ IN 000'S)                Banks            Finance         All Other*        Consolidated
-------------------------------                -----            -------         -----------       ------------
 External interest income                  $   64,351             4,606                54            69,011
 Intersegment interest income                   1,486                 -           (1,486)                 -
 Interest expense                              33,042             1,595              (17)            34,620
 Provision for loan losses                        893               774                 -             1,667
 Noninterest income                             6,409               263                 -             6,672
 Noninterest expense                           20,864             1,803                92            22,759
 Income tax expense (benefit)                   5,451               289             (546)             5,194
 Net income                                    11,996               408             (961)            11,443
 Total assets                              $4,778,726           127,170          (90,565)         4,815,331


*     Eliminations consist of intercompany interest income and interest expense.

(4)   BUSINESS COMBINATION

On August 31, 2003, the Company completed the previously announced acquisition of First Bell Bancorp, Inc., and its subsidiary Bell Federal Savings and Loan Association of Bellevue (collectively "Bell"), both headquartered in Bellevue, Pennsylvania. The acquisition included the seven offices of Bell, assets of $935.9 million including cash of $22.6 million, investments of $544.8 million, loans of $224.5 million, goodwill of $53.1 million, core deposit intangible of $15.1 million, noncompete intangible of $1.1 million, and other assets of $74.7 million. Liabilities assumed in the acquisition of $813.7 million include deposits of $609.4 million, long-term debt of $186.7 million and other liabilities of $17.6 million. Under terms of the agreement, shareholders of First Bell Bancorp, Inc. received $26.25 in cash for each share of common stock, or approximately $114.3 million. The acquisition created approximately $53.1 million of goodwill, none of which is tax deductible, $15.1 million of core deposit intangible with an estimated life of seven years and a non-compete intangible of $1.1 million with an estimated life of one year. The results of operations have been included in the consolidated financial statements beginning September 1, 2003.

(5)   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information for intangible assets subject to amortization for the periods indicated:

                                                       SEPTEMBER 30,     JUNE 30,
                                                           2003            2003
                                                       -------------     --------
Amortizable intangible assets:
      Core deposit intangibles - gross                    $ 19,503         4,401
      Less:  accumulated amortization                       (1,744)       (1,621)
                                                          ========      ========
      Core deposit intangibles - net                      $ 17,759         2,780
                                                          ========      ========
      Customer and Contract intangible assets - gross        1,881           831
      Less:  accumulated amortization                         (101)          (81)
                                                          --------      --------
      Customer and Contract intangible assets - net       $  1,780           750
                                                          ========      ========

The following table provides information for the changes in the carrying amount of goodwill:

                                  COMMUNITY    CONSUMER
                                    BANKS       FINANCE        TOTAL
                                    -----       -------        -----
Balance at June 30, 2002          $ 70,343          893       71,236
Goodwill acquired                    4,970           --        4,970
Amortization                            --           --           --
Impairment losses                       --           --           --
                                  --------     --------     --------
Balance at June 30, 2003            75,313          893       76,206
Goodwill acquired                   53,100          275       53,375
Amortization                            --           --           --
Impairment losses                       --           --           --
                                  --------     --------     --------
Balance at September 30, 2003     $128,413        1,168      129,581
                                  ========     ========     ========




The following information shows the actual aggregate amortization expense for the current quarter, the prior year's quarter, and prior fiscal year as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years:


For the three months ended 9/30/02     $  115
For the three months ended 9/30/03        143
For the fiscal year ended 6/30/03         650
For the fiscal year ended 6/30/04       4,270
For the fiscal year ended 6/30/05       4,267
For the fiscal year ended 6/30/06       3,387
For the fiscal year ended 6/30/07       2,732
For the fiscal year ended 6/30/08       2,083
For the fiscal year ended 6/30/09       1,537



(6)   GUARANTEES

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company's customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit is $11.9 million, of which $10.3 million is fully collateralized. No liability has been recorded for these obligations. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

(7)   STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" utilizing the intrinsic-value-based method, on which APB No. 25 is based. In accordance with SFAS No. 123 "Accounting for Stock-based Compensation," ("SFAS 123") the Company previously adopted the disclosure-only option and continues to apply the provisions of APB No. 25, for financial statement purposes. The Black-Scholes option pricing model was used to determine the fair value estimates for disclosure purposes.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Had compensation costs for the Stock Option Plan been determined consistent with the fair value method of SFAS 123, which requires entities to expense an estimated fair value of employee stock options granted, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                              THREE MONTHS    THREE MONTHS
                                                  ENDED           ENDED
                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                   2003            2002
                                                ----------      ----------
Net income:
      As reported                               $   12,456          11,443
      Deduct total stock-based employee
          compensation expense determined
          under fair-value-based method for
          all awards, net of tax                      (124)            (91)
                                                ----------      ----------
      Pro forma                                     12,332          11,352
                                                ==========      ==========
Basic earnings per share:
      As reported                                     0.26            0.24
      Pro forma                                       0.26            0.24

Diluted earnings per share:
      As reported                                     0.26            0.24
      Pro forma                                       0.26            0.24



There was no stock-based employee compensation expense included in reported net income during the three months ended September 30, 2003 or 2002.

(8)   EARNINGS PER SHARE

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering common stock equivalents or any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were no anti-dilutive options in any period presented in the table below. The computation of basic and diluted earnings per share follows (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         -------------------
                                                           2003        2002
                                                         -------     -------
Reported net income                                      $12,456      11,443
Weighted average common shares outstanding                47,710      47,564
Common stock equivalents due to effect of stock
      options                                                598         494
                                                         -------     -------
                       Total weighted average common
                           shares and equivalents         48,308      48,058
                                                         =======     =======
      Basic earnings per share:                          $  0.26        0.24
                                                         =======     =======
      Diluted earnings per share:                        $  0.26        0.24
                                                         =======     =======

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2003 TO SEPTEMBER 30,
2003

ASSETS

At September 30, 2003 the Company had total assets of $6.038 billion, an increase of $815.2 million, or 15.6%, from $5.222 billion at June 30, 2003. This increase is primarily attributed to the acquisition of First Bell Bancorp, Inc. and its subsidiary, Bell Federal Savings and Loan Association of Bellevue. At September 30, 2003, the acquisition added assets of approximately $709.2 million, including net loans of $218.8 million, investments of $424.5 million, cash of $58.7 million, and bank owned life insurance of $22.8 million. The acquisition created intangible assets of approximately $69.3 million.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $2.035 billion at September 30, 2003, an increase of $340.7 million, or 20.1%, from $1.694 billion at June 30, 2003. This increase is a direct result of the acquisition of Bell, which at September 30, 2003 had cash and cash equivalents, interest-earning deposits and marketable securities of $483.2 million. Net loans receivable increased by $347.1 million, or 10.7%, to $3.594 billion at September 30, 2003 from $3.247 at June 30, 2003. This increase resulted from the acquisition of Bell, which at September 30, 2003 had net loans receivable of $218.8 million, and loan originations through the Company's retail network.

LIABILITIES

Deposits increased by $610.8 million, or 14.3%, to $4.874 billion at September 30, 2003 from $4.264 billion at June 30, 2003. This increase resulted primarily from the acquisition of Bell, which had deposits of $594.6 million at September 30, 2003. Borrowed funds increased by $88.6 million, or 19.0%, to $554.4 million at September 30, 2003 from $465.8 million at June 30, 2003. This increase is primarily the result of the Bell acquisition, which had borrowings of $90.0 million at September 30, 2003.

CAPITAL RESOURCES AND LIQUIDITY

Total shareholders' equity at September 30, 2003 was $476.9 million, an increase of $120.0 million, or 33.6%, from $356.9 million at June 30, 2003. This increase was primarily attributable to the completion of an incremental stock offering during the period, whereby the Company raised capital of $112.8 million, net of issuance expenses of $2.2 million. In addition, the Company had net income for the three month period of $12.5 million partially offset by the payment of cash dividends of $1.2 million, and the decrease in the unrealized gain on securities, net of tax, of $4.2 million.

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

                               September 30, 2003

                                                                                  Minimum Capital           Well Capitalized
                                                           Actual                  Requirements                Requirements
                                                    Amount         Ratio       Amount          Ratio      Amount           Ratio
                                                    ------         -----       ------          -----      ------           -----
Total Capital (to risk weighted assets):
Northwest Savings Bank                             $326,392        12.51%     $208,653         8.00%      $260,817        10.00%
Jamestown Savings Bank                             $ 21,330        10.40%     $ 16,415         8.00%      $ 20,519        10.00%

Tier I Capital (to risk weighted assets):
Northwest Savings Bank                             $299,767        11.49%     $104,327         4.00%      $156,490         6.00%
Jamestown Savings Bank                             $ 19,618         9.56%     $  8,208         4.00%      $ 12,311         6.00%

Tier I Capital (leverage) (to average assets):
Northwest Savings Bank                             $299,767         6.23%     $144,348         3.00%*     $240,580         5.00%
Jamestown Savings Bank                             $ 19,618         5.47%     $ 10,761         3.00%*     $ 17,936         5.00%

                                  June 30, 2003

                                                                                 Minimum Capital             Well Capitalized
                                                           Actual                  Requirements                Requirements
                                                    Amount         Ratio       Amount          Ratio       Amount          Ratio
                                                    ------         -----       ------          -----       ------          -----
Total Capital (to risk weighted assets):
Northwest Savings Bank                             $315,809        12.37%     $204,279         8.00%      $255,349        10.00%
Jamestown Savings Bank                             $ 20,205        10.55%     $ 15,324         8.00%      $ 19,155        10.00%

Tier I Capital (to risk weighted assets):
Northwest Savings Bank                             $289,257        11.33%     $102,140         4.00%      $153,209         6.00%
Jamestown Savings Bank                             $ 18,654         9.74%     $  7,662         4.00%      $ 11,493         6.00%

Tier I Capital (leverage) (to average assets):
Northwest Savings Bank                             $289,257         6.03%     $143,853         3.00%*     $239,755         5.00%
Jamestown Savings Bank                             $ 18,654         5.56%     $ 10,061         3.00%*     $ 16,769         5.00%

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of September 30, 2003, the Company had not been advised of any additional requirements in this regard.

The Company's banking subsidiaries, Northwest and Jamestown, are required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the applicable state department of banking during their regular examinations. The Banks' internal liquidity requirements are based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Banks have always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at September 30, 2003 was 24.2% and 50.7% for Northwest and Jamestown, respectively. The Company and its subsidiaries adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

The Company paid $1.2 million in cash dividends during the first three months of the current fiscal year, compared with $976,000 in the prior year period. No dividends were paid to Northwest Bancorp, MHC during either period presented. The common stock dividend payout ratio (dividend declared per share divided by net income per share) was 38.5% in the current year first quarter on a dividend of $.10 compared with 33.3% in the same period last year on a dividend of $.08 per share.

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual status when they are more than 90 days contractually delinquent and may also be placed on nonaccrual status even if not more than 90 days delinquent but other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell or the principal balance of the related loan. Nonperforming assets decreased by $2.1 million, or 5.8%, to $34.2 million at September 30, 2003 from $36.3 million at June 30, 2003. Management believes that the generally low level of nonperforming assets is attributable to stringent credit policies and sustained collection procedures.

                                                                      (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:                   September 30, 2003          June 30, 2003
------------------------------------------                   ------------------          -------------
One-to-four family residential loans                              $10,967                    $11,140
Multifamily and commercial real estate loans                       11,797                     11,975
Consumer loans                                                      5,190                      4,896
Commercial business loans                                           2,878                      4,602
                     Total                                        $30,832                    $32,613
Total nonperforming loans as a percentage of
 net loans receivable                                                 .86%                      1.00%
Total real estate acquired through foreclosure
 and other real estate owned                                      $ 3,348                    $ 3,664
                     Total nonperforming assets                   $34,180                    $36,277
Total nonperforming assets as a percentage of
 total assets                                                         .57%                       .69%


A loan is considered to be impaired, as defined by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at September 30, 2003 and June 30, 2002 were $30.8 million and $32.6 million, respectively.

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

The loans that have been classified as substandard or doubtful are reviewed by the CRA department for possible impairment under the provisions of SFAS 114. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.

If an individual loan is deemed to be impaired, the CRA department determines the proper measure of impairment for each loan based on one of three methods as prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. If the measurement of the impaired loan is more or less than the recorded investment in the loan, the CRA department adjusts the specific allowance associated with that individual loan accordingly.

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

The individual impairment measures along with the estimated range of losses for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to the Credit Committee by the Vice President of CRA on a quarterly basis. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, discusses lending products, activity, competition and collateral values, as well as economic conditions in general and in each market area of the Company. Based on this review and discussion the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate is determined. In addition, the Credit Committee considers if any changes to the methodology are needed. The Credit Committee also reviews and discusses the Company's delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to its peer group as well as state and national statistics. Following the Credit Committee's review and approval, a similar review is performed by the Board of Director's Risk Management Committee.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net income for the three months ended September 30, 2003 was $12.5 million, or $.26 per diluted share, an increase of $1.1 million from $11.4 million, or $.24 per diluted share, for the same quarter last year. This increase resulted from a slight increase in net interest income and a $3.0 million increase in the gain on sale of investments offset by a $2.2 million increase in noninterest expense.

Net income for the three months ended September 30, 2003 represents an 11.96% and .90% return on average equity and return on average assets, respectively, compared to 14.20% and 1.03% for the same quarter last year.

INTEREST INCOME

Total interest income decreased by $888,000, or 1.3%, on a taxable equivalent basis, to $69.5 million primarily due to a decrease in the average yield on interest earning assets to 5.33% from 6.79%. The effect of this decrease in the average yield on interest earning assets was largely offset by the increase in the average balance of interest earning assets. Average interest earning assets increased by $1.065 billion, or 25.7%, to $5.208 billion for the three months ended September 30, 2003 from $4.143 billion for the three months ended September 30, 2002. The decrease in the average yield on interest earning assets resulted from the continued effect of the current interest rate environment, while the increase in the average interest earning assets resulted from strong internal growth and the acquisition of Bell.

Interest income on loans receivable decreased by $1.6 million, or 2.8%, on a taxable equivalent basis, to $56.3 million primarily because of a decrease in the average rate to 6.66% from 7.57%. The effect of this decrease was partially offset by an increase in the average balance outstanding of $321.5 million. Average loans outstanding increased primarily as a result of internal loan growth as well as from the acquisition of Bell. As a result of the Bell acquisition, average loans receivable outstanding increased by $74.2 million. The decrease in average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans in a declining interest rate environment, along with the growth in the Company's loan portfolio over the past year at interest rate levels lower than the then existing average portfolio rate.

Interest income on mortgage-backed securities decreased by $1.6 million, or 25.3%, to $4.8 million primarily because of a decrease in the average yield to 2.09% from 4.63%. The effect of the decrease in average yield was partially offset by an increase in the average balance of $360.3 million, or 65.7%, to $908.7 million. The average yield on mortgage-backed securities, of which approximately 64% are variable rate, decreased primarily as a result of the continued reduction in short-term market interest rates. The average balance increased primarily as a result of investing the excess funds in these variable rate investments, as well as from the acquisition of Bell. Bell contributed approximately $100.5 million of the increase in average balance.

Interest income on investment securities increased by $2.6 million, or 51.4%, to $7.6 million, on a taxable-equivalent basis. The average balance increased by $281.9 million, or 93.4% to $583.8 million, while the average yield decreased to 5.19% from 6.62%, on a taxable equivalent basis. The increase in the average balance of investment securities was primarily due to the investment of funds generated from strong internal deposit growth, along with the acquisition of Bell. The acquisition of Bell contributed $61.1 million to the increase in average balance. The decrease in the taxable equivalent yield was a result of purchasing investment securities in a lower interest rate environment.

Interest income on interest-earning deposits decreased by $211,000, or 24.3%, because the average yield decreased to 0.89% from 1.66%. The decrease in average yield was partially offset by an increase in the average balance of interest-earning deposits of $86.6 million, or 41.4%, to $296.1 million. The decrease in the average interest rate is a result of the decrease in the targeted fed funds rate by the Federal Reserve Bank and the increase in average balance resulted primarily from the Company's growth.

INTEREST EXPENSE

Total interest expense decreased by $1.7 million, or 4.9%, to $32.9 million largely due to a decrease in the average cost of interest-bearing liabilities to 2.68% from 3.56%, which was partially offset by an increase in the average balance of interest-bearing liabilities of $1.025 billion, or 26.3%, to $4.919 billion. The decrease in the cost of funds resulted primarily from the Company's depositors continuing to move funds from certificates of deposit to savings accounts and insured money fund accounts which have no term and lower interest rates, and the Company's downward adjustment of interest rates paid on all deposits to remain competitive within our market area. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $823.5 million, or 23.6%, in the average balance of deposits, mainly attributed to the growth of existing offices along with new office openings and acquisitions. Bell contributed approximately $200.7 million of the increase in average balances for the three month period ended September 30, 2003. Average borrowed funds also increased by $201.8 million, or 66.0%, as the Company secured long-term fixed-rate borrowings from the FHLB which were used to purchase variable rate assets.

NET INTEREST INCOME

Net interest income increased by $813,000, or 2.3%, on a taxable equivalent basis, to $36.5 million compared to $35.7 million the prior year period. This increase in net interest income was attributable to the overall growth in the Company's balance sheet. The Company's net interest rate spread compressed to 2.65%, from 3.23% as the average yield on interest earning assets decreased more than the average cost on interest bearing liabilities.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $60,000, or 3.6%, to $1.7 million. Management analyzes the allowance for loan losses as described in the section entitled "Allowance for Loan Losses." The provision that is recorded is sufficient, in management's judgment, to bring this reserve to a level that reflects the risk inherent in the Company's loan portfolio relative to loan mix, economic conditions and historical loss experience. As part of this analysis, management considered the increase in net charge-offs for the period of $341,000, or 31.5%, to $1.4 million compared to $1.1 million for the same period last year. In addition, management considered the growth in the loan portfolio during the current quarter and the increase in nonperforming loans of $11.3 million, or 58.1%, to $30.8 million at September 30, 2003 from $19.5 million at September 30, 2002.

NONINTEREST INCOME

Noninterest income increased by $3.1 million, or 46.3%, to $9.8 million for the current quarter from $6.7 million for the same period in the prior year. Service charges and fees decreased $129,000, or 3.8%, to $3.3 million. Trust and other financial services income increased by $55,000, or 6.4%, to $908,000 for the quarter primarily as a result of the continued growth of assets under management and expansion of services provided by Boetger & Associates. Insurance commission income decreased $218,000, or 56.6%, to $167,000 primarily as a result of the Company no longer offering single premium life insurance related to consumer loans. The Company's gain on sale of investments increased by $3.0 million to $3.3 million as a result of the Company selling municipal bonds acquired with the purchase of Bell. These long-term securities were sold as part of the Company's current asset and liability management strategy. Gain on sale of REO increased $506,000 over the prior year as the Company continues to manage its level of foreclosed properties.

NONINTEREST EXPENSE

Noninterest expense increased by $2.1 million, or 9.6%, to $24.9 million from $22.8 million for the same quarter in the prior year. All major expense categories increased as a result of a combination of the significant growth of the Company's retail network, including the acquisition of Bell, the expansion of its investment management, trust and brokerage services, and the addition of new products and services.

Management believes that despite these increases in costs due to expansion, progress has been made in controlling operating expense as the ratio of operating expense to average assets has decreased below 2.0%.

INCOME TAXES

The provision for income taxes for the three months ended September 30, 2003 increased by $119,000, or 2.3%, compared to the same period last year. This increase in income tax expense is primarily due to an increase in income before income taxes of $1.1 million, or 6.8%, to $17.8 million from $16.6 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

No new accounting standards have been issued since July 1, 2003.

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

                                                                        Three Months Ended September 30,
                                                                      2003                                      2002
                                                      -----------------------------------     -------------------------------------
                                                                                    Avg.                                     Avg.
                                                     Average                       Yield/      Average                      Yield/
                                                     Balance        Interest        Cost        Balance        Interest      Cost
                                                     ----------     ----------      ----      ----------      ----------     ----
ASSETS:
Interest earning assets:
   Loans receivable (a)(b)(d)                        $3,380,559     $   56,283      6.66%     $3,059,069      $   57,916     7.57%
   Mortgage-backed securities (c)                    $  908,722     $    4,750      2.09%     $  548,464      $    6,355     4.63%
   Investment securities (c)(d)(e)                   $  583,817     $    7,568      5.19%     $  301,937      $    5,000     6.62%
   FHLB stock                                        $   38,704     $      190      1.96%     $   23,731      $      197     3.32%
   Other interest earning deposits                   $  296,080     $      659      0.89%     $  209,460      $      870     1.66%
                                                     ----------     ----------      ----      ----------      ----------     ----

Total interest earning assets                        $5,207,882     $   69,450      5.33%     $4,142,661      $   70,338     6.79%

Noninterest earning assets (f)                       $  344,003                               $  284,308
                                                     ----------                               ----------

TOTAL ASSETS                                         $5,551,885                               $4,426,969
                                                     ==========                               ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing liabilities:
   Savings accounts                                  $1,018,183     $    3,848      1.51%     $  720,518      $    4,751     2.64%
   Now accounts                                      $  688,160     $    1,746      1.01%     $  433,313      $    1,309     1.21%
   Money market demand accounts                      $  611,997     $    2,585      1.69%     $  422,424      $    2,826     2.68%
   Certificate accounts                              $1,994,169     $   17,550      3.52%     $1,912,725      $   19,717     4.12%
   Borrowed funds (g)                                $  507,612     $    5,322      4.19%     $  305,791      $    4,088     5.35%
   Guaranteed preferred beneficial
     interests in the Company's junior
     subordinated debentures                         $   99,000     $    1,868      7.55%     $   99,000      $    1,929     7.79%
                                                     ----------     ----------      ----      ----------      ----------     ----

Total interest bearing liabilities                   $4,919,121     $   32,919      2.68%     $3,893,771      $   34,620     3.56%

Noninterest bearing liabilities                      $  216,070                               $  210,822
                                                     ----------                               ----------

Total liabilities                                    $5,135,191                               $4,104,593

Shareholders' equity                                 $  416,694                               $  322,376
                                                     ----------                               ----------
TOTAL LIABILITIES AND EQUITY                         $5,551,885                               $4,426,969
                                                     ==========                               ==========
Net interest income/Interest rate spread                            $   36,531      2.65%                     $   35,718     3.23%

Net interest earning assets/Net interest margin      $  288,761                     2.81%     $  248,890                     3.45%

Ratio of interest earning assets to
 interest bearing liabilities                             1.06X                                    1.06X


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

                              RATE/ VOLUME ANALYSIS
                             (Dollars in Thousands)

The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), (iii) the net change. Changes that cannot be attributed to either rate or volume have been allocated among both rate and volume.

                 Three months ended September 30, 2003 and 2002

                                                                         NET
                                             RATE         VOLUME        CHANGE
                                             ----         ------        ------
Interest earning assets:
   Loans receivable                        $ (7,720)     $  6,087     $ (1,633)
   Mortgage-backed securities              $ (5,779)     $  4,174     $ (1,605)
   Investment securities                   $ (2,100)     $  4,668     $  2,568
   FHLB stock                              $   (131)     $    124     $     (7)
   Other interest-earning deposits         $   (571)     $    360     $   (211)
                                           --------      --------     --------
Total interest-earning assets              $(16,301)     $ 15,413     $   (888)

Interest-bearing liabilities:
   Savings accounts                        $ (2,866)     $  1,963     $   (903)
   Now accounts                            $   (333)     $    770     $    437
   Money market demand accounts            $ (1,509)     $  1,268     $   (241)
   Certificate accounts                    $ (3,007)     $    840     $ (2,167)
   Borrowed funds                          $ (1,464)     $  2,698     $  1,234
   Guaranteed preferred beneficial
     interests in the Company's junior
     subordinated debentures               $    (61)     $     --     $    (61)
                                           --------      --------     --------
Total interest-bearing liabilities         $ (9,240)     $  7,539     $ (1,701)
                                           --------      --------     --------
Net change in net interest income          $ (7,061)     $  7,874     $    813
                                           ========      ========     ========

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

Market value of equity simulation. The market value of the Company's equity is the present value of the Company's assets and liabilities. Given a parallel shift of 2% in interest rates, the market value of equity may not decrease by more than 35% of total shareholders' equity.

The following table illustrates the simulated impact of a 1% or 2% upward or 1% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. Given the low interest rate environment that existed in the current period, the impact of a 2% downward shift is not shown in the table. This analysis was prepared assuming that interest-earning asset levels at September 30, 2003 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2003 levels.

                                                                               Increase            Decrease
                                                                        ------------------    -----------------
Parallel shift in interest rates over the next 12 months                    1.0%       2.0%        1.0%    2.0%
                                                                           -----      -----      ------    ---
Projected percentage increase/(decrease) in net income                      1.6%       7.9%       (4.2)%   NM
Projected increase/(decrease) in return on average equity                   0.2%       1.0%       (0.6)%   NM
Projected increase/(decrease) in earnings per share                     $   0.00   $   0.09   $   (0.05)   NM
Projected percentage increase/(decrease) in market value of equity          2.6%       3.8%      (10.5)%   NM

NM - Not meaningful

The figures included in the table above represent projections which were computed based upon certain assumptions including prepayment rates and decay rates which cannot be accurately predicted. There are no assurances that these assumptions and the resultant impact on the Company's financial ratios will approximate the figures presented above.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of the end of this fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 31, 2003, the Board of Directors of the Company approved and adopted the Northwest Bancorp, Inc. 2003 Stock Issuance Plan (the "Plan"). The Plan was approved by the Office of Thrift Supervision on July 15, 2003.

Pursuant to the registration statement on Form S-3, declared effective on July 15, 2003 (Commission File No. 333-105131) (the "Registration Statement"), the Company registered up to 7,666,667 shares of common stock for purchase at a price between $15.00 and $16.50 per share. In accordance with the Plan and pursuant to the Registration Statement, the stock was first issued to eligible depositors of Northwest Savings Bank, Leeds Federal Savings Bank and Jamestown Savings Bank, stockholders of the Company, persons residing in the counties in which the Company does business, and the general public. The offering was oversubscribed and orders from depositors, stockholders and persons residing in the counties in which the Company does business were filled. On August 25, 2003, the Company issued 7,255,520 shares at $15.85 per share, and these shares began trading on August 26, 2003.

The offering, which was concluded on August 21, 2003, resulted in net proceeds of $112.8 million. Expenses related to the offering were $2.2 million, including expenses paid to Ryan Beck & Co., Inc., who acted as the Company's financial advisor.

The proceeds from the offering were invested in interest-bearing deposits, until August 29, 2003, when $112.8 million of the net proceeds was used to acquire First Bell Bancorp, Inc. and its wholly-owned subsidiary, Bell Federal Savings and Loan Association of Bellevue.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS

31.1 Certification of the Company's Chief Executive Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Company's Chief Financial Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)         REPORTS ON FORM 8-K

During the first fiscal quarter, the Company filed or furnished the following Current Reports on Form 8-K:

(1) A report dated July 15, 2003, which included, under Items 5 and 7, the Company's press release announcing the commencement of a public offering of shares.

(2) A report dated July 22, 2003, which included, under Items 7 and 9, the Company's press release announcing annual earnings.

(3) A report dated August 11, 2003, which included, under Items 5 and 7, the Company's press release announcing regulatory approval to acquire First Bell Bancorp, Inc.

(4) A report dated August 22, 2003, which included, under Items 5 and 7, the Company's press release announcing the conclusion of the Company's public offering of shares.

(5) A report dated September 2, 2003, which included, under Items 5 and 7, the Company's press release announcing the completion of the acquisition of First Bell Bancorp, Inc.

(6) A report dated September 12, 2003, which included, under Items 5 and 7, Northwest Bancorp, MHC's press release announcing the signing of the definitive agreement to acquire Skibo Financial, MHC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCORP, INC.

Date: November 13, 2003            By:    /s/ William J. Wagner
      ------------------               ---------------------------------------
                                          William J. Wagner
                                          President and Chief Executive Officer

Date: November 13, 2003            By:    /s/ William W. Harvey, Jr.
      ------------------               ---------------------------------------
                                          William W. Harvey, Jr.
                                          Senior Vice President and
                                          Chief Financial Officer