Form 10-Q
period 2003-12-31
NORTHWEST BANCORP INC
filed 2004-02-09
CIK 1042064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________________ to ______________________


                         Commission File Number 0-23817
                                                -------


                             NORTHWEST BANCORP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                 United States of America                                      23-2900888
              ------------------------------                             ----------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


301 Second Avenue, Warren, Pennsylvania                        16365
------------------------------------------                  -----------
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __X__ No ____

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Common Stock ($.10 par value) 47,788,950 shares outstanding as of December 31, 2003.

                             NORTHWEST BANCORP, INC.
                                      INDEX

PART I                  FINANCIAL INFORMATION                                                         PAGE

Item 1.                 Financial Statements

                        Consolidated Statements of Financial Condition as of
                        December 31, 2003 and June 30, 2003                                             1

                        Consolidated Statements of Income for the three months and
                        six months ended December 31, 2003 and 2002                                     2

                        Consolidated Statements of Changes in Shareholders' Equity for
                        the three months ended December 31, 2003 and 2002                               3

                        Consolidated Statements of Changes in Shareholders' Equity for
                        the six months ended December 31, 2003 and 2002                                 4

                        Consolidated Statements of Cash Flows for the three months and
                        six months ended December 31, 2003 and 2002                                     5

                        Notes to Unaudited Consolidated Financial Statements                            7

Item 2.                 Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                             14

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk                      29

Item 4.                 Controls and Procedures                                                         30

PART II                 OTHER INFORMATION

Item 1.                 Legal Proceedings                                                               30

Item 2.                 Changes in Securities                                                           30

Item 3.                 Defaults Upon Senior Securities                                                 30

Item 4.                 Submission of Matters to a Vote of Security Holders                             31

Item 5.                 Other Information                                                               31

Item 6.                 Exhibits and Reports on Form 8-K                                                31

                        Signatures                                                                      33

                        Certifications                                                                  34

                          ITEM 1. FINANCIAL STATEMENTS

                             NORTHWEST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  December 31,          June 30,
                             Assets                                                                  2003                 2003
-----------------------------------------------------------------------------------     ------------------------     -------------
Cash and Cash Equivalents                                                               $              87,241              75,563
Interest-earning deposits in other financial institutions                                              87,633             244,437
Marketable securities available-for-sale (amortized cost of $1,102,901 and $884,667)                1,112,806             896,631
Marketable securities held-to-maturity (market value of $450,897 and $486,922)                        444,259             477,821
                                                                                                     --------            --------
        Total cash, interest-earning deposits and marketable securities                             1,731,939           1,694,452

Mortgage loans - one- to four- family                                                               2,309,298           2,064,181
Commercial real estate loans                                                                          411,178             377,507
Consumer loans                                                                                        831,009             701,561
Commercial business loans                                                                             130,958             130,115
                                                                                                   ----------         -----------
   Total loans receivable                                                                           3,682,443           3,273,364
Allowance for loan losses                                                                             (28,445)            (26,593)
                                                                                                   ----------         -----------
   Loans receivable, net                                                                            3,653,998           3,246,771

Federal Home Loan Bank stock, at cost                                                                  33,151              33,764
Accrued interest receivable                                                                            21,849              18,714
Real estate owned, net                                                                                  3,436               3,664
Premises and equipment, net                                                                            73,535              63,190
Bank owned life insurance                                                                              88,126              63,397
Goodwill                                                                                              126,705              76,206
Other assets                                                                                           43,988              22,209
                                                                                                   ----------         -----------
   Total assets                                                                         $           5,776,727   $       5,222,367
                                                                                                   ==========         ===========


                       Liabilities and Shareholder' equity
--------------------------------------------------------------------------------
Liabilities:
   Noninterest-bearing demand deposits                                                                207,446             190,987
   Interest-bearing demand deposits                                                                   642,230             670,935
   Savings deposits                                                                                 1,745,858           1,488,885
   Time deposits                                                                                    2,102,428           1,912,749
                                                                                                   ----------         -----------
       Total deposits                                                                               4,697,962           4,263,556

   Borrowed funds                                                                                     452,033             465,750
   Advances by borrowers for taxes and  insurance                                                      21,724              21,319
   Accrued interest payable                                                                             4,007               4,101
   Other liabilities                                                                                    8,874              11,709
   Junior subordinated deferrable interest debentures held by trusts that issued
     guaranteed capital debt securities                                                               102,062                   -
   Guaranteed preferred beneficial interests in capital debt securities issued
     by consolidated trusts                                                                                 -              99,000
                                                                                                   ----------         -----------
        Total liabilities                                                                           5,286,662           4,865,435

Shareholders' equity:

  Preferred stock, $.10 par value: 10,000,000 authorized, no shares issued                                  -                   -
  Common stock, $.10 par value: 100,000,000 shares authorized, 47,788,950 and
        47,693,981 issued and outstanding, respectively                                                 4,779               4,769

   Paid-in capital                                                                                    185,975              72,787

   Retained earnings                                                                                  292,878             271,599
   Accumulated other comprehensive income:
        Net unrealized gain on securities available-for-sale, net of income taxes                       6,433               7,777
                                                                                                   ----------         -----------
                                                                                                      490,065             356,932
                                                                                                   ----------         -----------
                                                                                                  $ 5,776,727        $  5,222,367
                                                                                                   ==========         ===========
Total liabilities and shareholders' equity

See accompanying notes to unaudited consolidated financial statements

                             NORTHWEST BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Three months ended        Six months ended
                                                        December 31,            December 31,
                                                    2003          2002         2003         2002
                                                 -----------   -----------  -----------  ----------
Interest income:
   Loans receivable                               $ 58,214       58,021     $114,149      115,575
   Mortgage-backed securities                        6,877        6,512       11,627       12,867
   Taxable investment securities                     4,360        2,398        7,825        4,757
   Tax-free investment securities                    3,091        2,024        5,881        3,897
   Interest-earning deposits                           370        1,215        1,029        2,085
                                                  --------     --------     --------     --------
             Total interest income                  72,912       70,170      140,511      139,181

Interest expense:
   Deposits                                         24,569       28,397       50,298       57,000
   Borrowed funds                                    7,084        7,459       14,274       13,476
                                                  --------     --------     --------     --------
             Total interest expense                 31,653       35,856       64,572       70,476

             Net interest income                    41,259       34,314       75,939       68,705
Provision for loan losses                            1,733        2,159        3,460        3,826
                                                  --------     --------     --------     --------
             Net interest income after
                provision for loan losses           39,526       32,155       72,479       64,879

Noninterest income:
   Service charges and fees                          3,462        3,490        6,739        6,896
   Trust and other financial services income           941          807        1,849        1,660
   Insurance commission income                         192          370          359          755
   Gain on sale of marketable securities, net          583          257        3,897          544
   Gain on sale of loans, net                          115          709          401        1,218
   Gain on sale of real estate owned, net              507          135        1,060          182
   Income from bank owned life insurance             1,058          872        1,943        1,624
   Other operating income                              452          368          823          801
                                                  --------     --------     --------     --------
             Total noninterest income                7,310        7,008       17,071       13,680

Noninterest expense:
   Compensation and employee benfits                16,718       13,570       31,060       26,620
   Premises and occupancy costs                      3,847        3,322        7,496        6,498
   Office operations                                 2,371        2,262        4,452        4,140
   Processing expenses                               2,175        2,217        4,256        4,150
   Advertising                                         580          778        1,132        1,286
   Other expenses                                    4,270        2,308        6,510        4,522
                                                  --------     --------     --------     --------
             Total noninterest expense              29,961       24,457       54,906       47,216
                                                  --------     --------     --------     --------

             Income before income taxes             16,875       14,706       34,644       31,343

             Federal and state income taxes          4,854        4,418       10,167        9,612
                                                  --------     --------     --------     --------

                    Net income                      12,021       10,288       24,477       21,731
                                                  ========     ========     ========     ========
Basic earnings per share                          $   0.25     $   0.22     $   0.51     $   0.46
                                                  ========     ========     ========     ========
Diluted earnings per share                        $   0.25     $   0.21     $   0.51     $   0.45
                                                  ========     ========     ========     ========

See accompanying notes to unaudited consolidated financial statements

                            NORTHWEST BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

THREE MONTHS ENDED DECEMBER 31, 2002                                                                        Accum.
                                                        Common Stock                                        Other        Total
                                                -------------------------       Paid-in       Retained  Comprehensive  Shareholders'
                                                  Shares          Amount        Capital       Earnings      Income       Equity
                                                ----------     ----------     ----------     ----------   ----------   ----------
Beginning balance at September 30, 2002         47,571,103    $    4,757        71,967      244,298         8,312      $  329,334
Comprehensive income:
  Net income                                          --            --            --         10,288          --            10,288
  Change in unrealized gain on securities,
   net of tax and reclassification adjustment         --            --            --           --          (1,855)         (1,855)
                                                ----------    ----------    ----------   ----------    ----------      ----------
Total comprehensive income                            --            --            --         10,288        (1,855)          8,433

Exercise of stock options                           68,523             7           354         --            --               361

Dividends declared ($.08 per share)                   --            --            --           (980)         --              (980)
                                                ----------    ----------    ----------   ----------    ----------      ----------

Ending balance at December 31, 2002             47,639,626    $    4,764        72,321      253,606         6,457      $  337,148
                                                ==========    ==========    ==========   ==========    ==========      ==========


 THREE MONTHS ENDED DECEMBER 31, 2003                                                                       Accum.
                                                         Common Stock                         Other         Total
                                                ----------------------------   Paid-in      Retained    Comprehensive  Shareholders
                                                   Shares         Amount       Capital      Earnings       Income         Equity
                                                --------------  ------------ -----------  ------------  --------------  ------------
 Beginning balance at September 30, 2003          47,723,227    $    4,772      185,757       282,822         3,539     $  476,890
 Comprehensive income:
   Net income                                           --            --           --          12,021          --           12,021
   Change in unrealized gain on securities,
    net of tax and reclassification adjustment          --            --           --            --           2,894          2,894
                                                  ----------    ----------   ----------    ----------    ----------     ----------
 Total comprehensive income                             --            --           --          12,021         2,894         14,915
 Exercise of stock options                            65,723             7          218          --            --              225
 Dividends declared ($.10 per share)                    --            --           --          (1,965)         --           (1,965)
                                                  ----------    ----------   ----------    ----------    ----------     ----------
 Ending balance at December 31, 2003              47,788,950    $    4,779      185,975       292,878         6,433     $  490,065
                                                  ==========    ==========   ==========    ==========    ==========     ==========

 See accompanying notes to unaudited consolidated financial statements

                             NORTHWEST BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

SIX MONTHS ENDED DECEMBER 31, 2002                                                                       Accum.
                                                       Common Stock                                      Other            Total
                                                  ------------------------   Paid-in      Retained    Comprehensive    Shareholders'
                                                    Shares        Amount     Capital      Earnings       Income           Equity
                                                  ----------    ----------  ----------- ------------- -------------  --------------
 Beginning balance at June 30, 2002                  47,549,659     $4,755      71,838      233,831         6,216         $316,640
 Comprehensive income:
   Net income                                                 -          -           -       21,731             -           21,731
   Change in unrealized gain on securities,
    net of tax and reclassification adjustment                -          -           -            -           241              241
                                                     ----------     ------      ------      -------      --------         --------
 Total comprehensive income                                   -          -           -       21,731           241           21,972

 Exercise of stock options                               89,967          9         483            -             -              492

 Dividends declared ($.16 per share)                          -          -           -      (1,956)             -          (1,956)
                                                     ----------     ------      ------      -------      --------         --------

 Ending balance at December 31, 2002                 47,639,626     $4,764      72,321      253,606         6,457         $337,148
                                                     ==========     ======      ======      =======      ========         ========

 SIX MONTHS ENDED DECEMBER 31, 2003                                                                        Accum.
                                                          CommonStock                                      Other          Total
                                                      ---------------------     Paid-in     Retained    Comprehensive  Shareholders'
                                                       Shares        Amount     Capital     Earnings       Income        Equity
                                                      ----------   --------    ---------   ----------   -----------    ------------
 Beginning balance at June 30, 2003                     47,693,981     $4,769      72,787      271,599      7,777        $356,932

 Comprehensive income:
   Net income                                                    -          -           -       24,477          -          24,477
   Change in unrealized gain on securities,
    net of tax and reclassification adjustment                   -          -           -            -    (1,344)         (1,344)
                                                        ----------     ------     -------      -------      -----        --------
 Total comprehensive income                                      -          -           -       24,477    (1,344)          23,133

 Exercise of stock options                                  94,969         10         384            -          -             394

 Proceeds from incremental stock offering,
   net of related expenses of $2,196                             -          -     112,804            -          -         112,804

 Dividends declared ($.20 per share)                             -          -           -      (3,198)          -         (3,198)
                                                        ----------     ------     -------      -------      -----        --------
 Ending balance at December 31, 2003                    47,788,950     $4,779     185,975      292,878      6,433        $490,065
                                                        ==========     ======     =======      =======      =====        ========

 See accompanying notes to unaudited consolidated financial statements

                             NORTHWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       Three months ended                 Six months ended
                                                                          December 31,                      December 31,
                                                                     2003             2002             2003             2002
                                                                ---------------- ---------------- ---------------- ----------------
OPERATING ACTIVITIES:
  Net Income                                                            $12,021           10,288           24,477           21,731
  Adjustments to reconcile net income to net cash
     provided by operating activities:
          Provision for loan losses                                       1,733            2,159            3,460            3,826
          Net loss (gain) on sale of assets                             (1,205)          (1,101)          (5,358)          (1,944)
          Net depreciation, amortization and accretion                    3,311            2,543            4,761            4,833
          Decrease (increase) in other assets                             3,372          (3,662)           14,726          (8,747)
          Increase (decrease) in other liabilities                      (5,976)            1,552         (12,858)          (1,072)
          Net amortization (accretion) of premium/ discount on
             marketable securities                                        3,312            (256)            5,766            (535)
          Other                                                               -                -                -                -
                                                                         ------           ------           ------           ------
               Net cash provided by operating activities                 16,568           11,523           34,974           18,092

INVESTING ACTIVITIES:
          Purchase of marketable securities held-to-maturity                  -        (139,740)                -        (265,147)
          Purchase of marketable securities available-for-sale        (159,263)         (88,738)        (492,621)        (162,000)
          Proceeds from maturities and principal reductions
             of marketable securities held-to-maturity                   64,153           95,732          261,518          127,167
          Proceeds from maturities and principal reductions
             of marketable securities available-for-sale                189,788           53,013          373,957           95,671
          Proceeds from sales of marketable securities,
             available-for-sale                                          25,730           32,972          218,557           57,980
          Loan originations                                           (266,968)        (359,831)        (740,432)        (614,729)
          Proceeds from loan maturities and principal
             reductions                                                 195,804          276,027          505,560          427,480
          Proceeds from loan sales                                        7,845           73,720           48,486          115,898
          Purchase of FHLB stock                                         14,362          (4,928)           13,393          (4,928)
          Proceeds from sale of real estate owned                         1,613            1,136            3,327            2,579
          Net (purchase) sale of real estate owned for
             investment                                                      77               90              154             (82)
          Purchase of premises and equipment                            (5,990)          (3,299)          (9,791)          (6,206)
          Acquisitions, net of cash received                                  -                -         (95,167)            2,619
                                                                         ------           ------           ------           ------
               Net cash used by investing activities                     67,151         (63,846)           86,941        (223,698)

                             NORTHWEST BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                   Three months ended                 Six months ended
                                                                      December 31,                      December 31,
                                                                 2003             2002             2003             2002
                                                            ---------------- ---------------- ---------------- ----------------
FINANCING ACTIVITIES:
          Increase (decrease) in deposits, net                   $(176,392)          125,432        (174,981)          276,630
          Proceeds from long-term borrowings                              -                -                -          180,000
          Repayments of long-term borrowings                       (15,814)         (11,467)        (202,707)         (11,470)
          Net increase (decrease) in short-term borrowings         (86,336)            4,365            2,871            5,205
          Increase (decrease) in advances by borrowers for
             taxes and insurance                                     10,564            8,144          (2,224)          (3,669)
          Cash dividends paid                                       (1,965)            (980)          (3,198)          (1,956)
          Proceeds from stock offering, net                               -                -          112,804                -
          Proceeds from stock options exercised                         225              361              394              492
                                                                  ---------         --------        ---------         --------
               Net cash provided by financing activities          (269,718)          125,855        (267,041)          445,232

Net increase (decrease) in cash and cash equivalents              (185,999)           73,532        (145,126)          239,626
                                                                  =========         ========        =========          =======

 Cash and cash equivalents at beginning of period                  $360,873          383,848          320,000          217,754
 Net increase (decrease) in cash and cash equivalents             (185,999)           73,532        (145,126)          239,626
                                                                  ---------         --------        ---------         --------
 Cash and cash equivalents at end of period                         174,874          457,380          174,874          457,380
                                                                  =========         ========        =========         ========


 Cash paid during the period for:
      Interest on deposits and borrowings (including
        interest credited to deposit accounts of $24,335,
        $23,778
           $44,724 and $47,517, respectively)                        35,167           36,168           64,666           71,541
                                                                  =========         ========        =========         ========
      Income taxes                                                    2,354            8,327            2,794            8,879
                                                                  =========         ========        =========         ========


 Business acquisitions:
      Fair value of assets acquired                                $      -                -          908,873          176,885
      Cash received (paid)                                                -                -         (95,167)            2,619
                                                                  ---------         --------        ---------         --------
         Liabilities assumed                                              -                -          813,706          179,504
                                                                  =========         ========        =========         ========


 Non-cash activities:
      Loans transferred to real estate owned                          1,194              433            2,039            1,447
                                                                  =========         ========        =========         ========
      Sale of real estate owned financed by the Company                  68               98              317              304
                                                                  =========         ========        =========         ========

 See accompanying notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)     BASIS OF PRESENTATION

The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC is a federal mutual holding company which owns approximately 59% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the "Company"). For the third consecutive fiscal year the mutual holding company has applied for, and received approval from the Office of Thrift Supervision ("OTS"), its primary regulator, to waive its right to receive cash dividends from the Company. The Company is a federal corporation and is organized as a savings and loan holding company also regulated by the OTS. The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania chartered savings bank, and Jamestown Savings Bank, a New York chartered savings bank. Together the banks operate 145 community banking offices throughout northwest, southwest and central Pennsylvania, western New York and eastern Ohio.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the necessary footnote information for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Certain items previously reported may have been reclassified to conform with the current period's reporting format. The results of operations for the three months and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(2)     PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Northwest Savings Bank ("Northwest"), Jamestown Savings Bank ("Jamestown"), Northwest Consumer Discount Company, Northwest Finance Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Rid-Fed, Inc., Allegheny Services, Inc., and Great Northwest Corporation. All significant intercompany items have been eliminated.

(3)     BUSINESS SEGMENTS

The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banks segment includes the savings bank subsidiaries of the Company: Northwest and Jamestown, as well as the subsidiaries of the savings banks that provide similar products and services. The savings banks are community-oriented institutions that offer a full array of traditional deposit and loan products, including mortgage, consumer and commercial loans, as well as trust, investment management and brokerage services typically offered by a full-service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, which operates 47 offices in Pennsylvania and two offices in southwestern New York. The subsidiary compliments the services of the banks by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Northwest and Allegheny Services, Inc. Net income is primarily used by management to measure segment performance. The following tables provide financial information for these segments. The "All Other" column represents the parent company, other nonbank subsidiaries and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

AS OF OR FOR THE THREE MONTHS ENDED:

                                   Community       Consumer
DECEMBER 31, 2003 ($ IN 000'S)       Banks          Finance       All Other*    Consolidated
--------------------------------------------------------------------------------------------
 External interest income         $   68,363          4,401            148          72,912
--------------------------------------------------------------------------------------------
 Intersegment interest income          1,129            -           (1,129)            -
--------------------------------------------------------------------------------------------
 Interest expense                     29,750          1,209            694          31,653
--------------------------------------------------------------------------------------------
 Provision for loan losses             1,040            693            -             1,733
--------------------------------------------------------------------------------------------
 Noninterest income                    6,996            257             57           7,310
--------------------------------------------------------------------------------------------
 Noninterest expense                  27,558          1,995            408          29,961
--------------------------------------------------------------------------------------------
 Income tax expense (benefit)          5,251            317           (714)          4,854
--------------------------------------------------------------------------------------------
 Net income                           12,889            444         (1,312)         12,021
--------------------------------------------------------------------------------------------
 Total assets                     $5,627,402        124,946         24,379       5,776,727
--------------------------------------------------------------------------------------------

                                   Community        Consumer
DECEMBER 31, 2002 ($ IN 000'S)       Banks           Finance       All Other*  Consolidated
--------------------------------------------------------------------------------------------
 External interest income        $   65,680          4,439             51          70,170
--------------------------------------------------------------------------------------------
 Intersegment interest income         1,360            -           (1,360)            -
--------------------------------------------------------------------------------------------
 Interest expense                    34,234          1,466            156          35,856
--------------------------------------------------------------------------------------------
 Provision for loan losses            1,502            657            -             2,159
--------------------------------------------------------------------------------------------
 Noninterest income                   6,768            240            -             7,008
--------------------------------------------------------------------------------------------
 Noninterest expense                 22,465          1,887            105          24,457
--------------------------------------------------------------------------------------------
 Income tax expense (benefit)         4,707            278           (567)          4,418
--------------------------------------------------------------------------------------------
 Net income                          10,900            391         (1,003)         10,288
--------------------------------------------------------------------------------------------
 Total assets                    $4,814,139        126,413         10,130       4,950,682
--------------------------------------------------------------------------------------------

* Eliminations consist of intercompany interest income and interest expense.

AS OF OR FOR THE SIX MONTHS ENDED:

                                   Community        Consumer
DECEMBER 31, 2003 ($ IN 000'S)       Banks          Finance       All Other*  Consolidated
--------------------------------------------------------------------------------------------
 External interest income        $  131,377          8,831            303         140,511
--------------------------------------------------------------------------------------------
 Intersegment interest income         2,283            -           (2,283)            -
--------------------------------------------------------------------------------------------
 Interest expense                    60,910          2,441          1,221          64,572
--------------------------------------------------------------------------------------------
 Provision for loan losses            2,105          1,355            -             3,460
--------------------------------------------------------------------------------------------
 Noninterest income                  16,395            550            126          17,071
--------------------------------------------------------------------------------------------
 Noninterest expense                 50,402          3,932            572          54,906
--------------------------------------------------------------------------------------------
 Income tax expense (benefit)        10,765            687         (1,285)         10,167
--------------------------------------------------------------------------------------------
 Net income                          25,873            966         (2,362)         24,477
--------------------------------------------------------------------------------------------
 Total assets                    $5,627,402        124,946         24,379       5,776,727
--------------------------------------------------------------------------------------------


                                    Community        Consumer
DECEMBER 31, 2002 ($ IN 000'S)       Banks            Finance       All Other*   Consolidated
--------------------------------------------------------------------------------------------
 External interest income         $  130,031          9,045            105         139,181
--------------------------------------------------------------------------------------------
 Intersegment interest income          2,846            -           (2,846)            -
--------------------------------------------------------------------------------------------
 Interest expense                     67,276          3,061            139          70,476
--------------------------------------------------------------------------------------------
 Provision for loan losses             2,395          1,431            -             3,826
--------------------------------------------------------------------------------------------
 Noninterest income                   13,177            503            -            13,680
--------------------------------------------------------------------------------------------
 Noninterest expense                  43,329          3,690            197          47,216
--------------------------------------------------------------------------------------------
 Income tax expense (benefit)         10,158            567         (1,113)          9,612
--------------------------------------------------------------------------------------------
 Net income                           22,896            799         (1,964)         21,731
--------------------------------------------------------------------------------------------
 Total assets                     $4,814,139        126,413         10,130       4,950,682
--------------------------------------------------------------------------------------------

* Eliminations consist of intercompany interest income and interest expense.

(4)     BUSINESS COMBINATION

On August 31, 2003, the Company completed the previously announced acquisition of First Bell Bancorp, Inc., and its subsidiary Bell Federal Savings and Loan Association of Bellevue (collectively "Bell"), both headquartered in Bellevue, Pennsylvania. The acquisition included the seven offices of Bell, assets of $933.0 million including cash of $22.6 million, investments of $544.8 million, loans of $224.5 million, goodwill of $50.2 million, core deposit intangible of $15.1 million, noncompete intangible of $1.1 million, and other assets of $74.7 million. Liabilities assumed in the acquisition of $813.7 million include deposits of $609.4 million, long-term debt of $186.7 million and other liabilities of $17.6 million. Under terms of the agreement, shareholders of First Bell Bancorp, Inc. received $26.25 in cash for each share of common stock, or approximately $114.3 million. The acquisition created approximately $50.2 million of goodwill, none of which is tax deductible, $15.1 million of core deposit intangible with an estimated life of seven years and a non-compete intangible of $1.1 million with an estimated life of one year. The results of operations have been included in the consolidated financial statements beginning September 1, 2003.

(5)     GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information for intangible assets subject to amortization for the periods indicated:

                                                                              DECEMBER 31,            JUNE 30,
                                                                                  2003                  2003
                                                                          -----------------------------------------
Amortizable intangible assets:
     Core deposit intangibles - gross                                    $             19,503                 4,401
     Less:  accumulated amortization                                                   (3,125)               (1,621)
                                                                          -------------------    ------------------
     Core deposit intangibles - net                                      $             16,378                 2,780
                                                                          ===================    ==================
     Customer and Contract intangible assets - gross                                    1,881                   831
     Less:  accumulated amortization                                                     (385)                  (81)
                                                                          -------------------    ------------------
     Customer and Contract intangible assets - net                       $              1,496                   750
                                                                          ===================    ==================


The following table provides information for the changes in the carrying amount of goodwill:


                                                                  COMMUNITY             CONSUMER
                                                                    BANKS               FINANCE               TOTAL
                                                              -------------------  -------------------  -------------------
Balance at June 30, 2002                                    $             70,343                  893               71,236
Goodwill acquired                                                          4,970                   --                4,970
Amortization                                                                  --                   --                   --
Impairment losses                                                             --                   --                   --
                                                              -------------------  -------------------  -------------------
Balance at June 30, 2003                                                  75,313                  893               76,206
Goodwill acquired                                                         50,224                  275               50,499
Amortization                                                                  --                   --                   --
Impairment losses                                                             --                   --                   --
                                                              -------------------  -------------------  -------------------
Balance at December 31, 2003                                $            125,537                1,168              126,705
                                                              ===================  ===================  ===================

The following information shows the actual aggregate amortization expense for the current quarter, the prior year's quarter, and prior fiscal year as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years:

For the three months ended 12/31/02                       $     197
For the three months ended 12/31/03                           1,665
For the six months ended 12/31/02                               312
For the six months ended 12/31/03                             1,808
For the fiscal year ended 6/30/03                               650
For the fiscal year ended 6/30/04                             4,270
For the fiscal year ended 6/30/05                             4,267
For the fiscal year ended 6/30/06                             3,387
For the fiscal year ended 6/30/07                             2,732
For the fiscal year ended 6/30/08                             2,083
For the fiscal year ended 6/30/09                             1,537


(6)     GUARANTEES

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company's customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit is $12.4 million, of which $11.3 million is fully collateralized. No liability has been recorded for these obligations. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Had compensation costs for the Stock Option Plan been determined consistent with the fair value method of SFAS 123, which requires entities to expense an estimated fair value of employee stock options granted, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

----------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       DECEMBER 31,                   DECEMBER 31,
                                                                   2003            2002           2003            2002
                                                               -------------- --------------- -------------- ---------------
Net income:
               As reported                                  $         12,021          10,288         24,477          21,731
               Deduct total stock-based employee
                  compensation expense determined
                  under fair-value-based method for
                  all awards, net of tax                                (63)            (41)          (187)           (132)
                                                                      ------          ------         ------          ------
               Pro forma                                              11,958          10,247         24,290          21,599
                                                                      ======          ======         ======          ======
Basic earnings per share:
               As reported                                              0.25            0.22           0.51            0.46
               Pro forma                                                0.25            0.22           0.51            0.45
Diluted earnings per share:
               As reported                                              0.25            0.21           0.51            0.45
               Pro forma                                                0.25            0.21           0.50            0.45
----------------------------------------------------------------------------------------------------------------------------

There was no stock-based employee compensation expense included in reported net income during the three or six months ended December 31, 2003 or 2002.

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

                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    DECEMBER 31,                    DECEMBER 31,
                                                                2003            2002            2003            2002
                                                           --------------- --------------  --------------  ---------------
Reported net income                                        $        12,021         10,288          24,477           21,731

Weighted average common shares outstanding                          47,761         47,610          47,735           47,587
Common stock equivalents due to effect of stock
     options                                                           647            523             579              509
                                                           --------------- --------------  --------------  ---------------
                 Total weighted average common
                    shares and equivalents                          48,408         48,133          48,314           48,096
                                                           =============== ==============  ==============  ===============

     Basic earnings per share:                             $          0.25           0.22            0.51             0.46
                                                           =============== ==============  ==============  ===============

     Diluted earnings per share:                           $          0.25           0.21            0.51             0.45
                                                           =============== ==============  ==============  ===============

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


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2003 TO DECEMBER 31,
2003

ASSETS

At December 31, 2003 the Company had total assets of $5.777 billion, an increase of $554.4 million, or 10.6%, from $5.222 billion at June 30, 2003. This increase is primarily attributed to the acquisition of First Bell Bancorp, Inc. and its subsidiary Bell Federal Savings and Loan Association of Bellevue. Following the restructuring of the assets and liabilities acquired with Bell, this acquisition added assets of approximately $622.8 million, including net loans of $224.5 million, investments of $246.0 million, cash of $24.3 million, and bank owned life insurance of $22.8 million. The acquisition created intangible assets of approximately $66.4 million. The restructuring that was performed consisted primarily of the sale of $101.0 million of municipal securities and the repayment of $173.0 million of long-term fixed rate borrowings. These transactions were completed in September 2003.

Cash and cash equivalents, interest-earning deposits and marketable securities totaled $1.732 billion at December 31, 2003, an increase of $37.5 million, or 2.2%, from $1.694 billion at June 30, 2003. Net loans receivable increased by $407.2 million, or 12.5%, to $3.654 billion at December 31, 2003 from $3.247 at June 30, 2003. This increase resulted from the acquisition of Bell, which had net residential mortgage loans receivable of $224.5 million, and loan originations throughout the Company's existing retail network.


LIABILITIES

Deposits increased by $434.4 million, or 10.2%, to $4.698 billion at December 31, 2003 from $4.264 billion at June 30, 2003. This increase resulted primarily from the acquisition of Bell, which included deposits of $609.4 million. Borrowed funds decreased by $13.8 million, or 2.9%, to $452.0 million at December 31, 2003 from $465.8 million at June 30, 2003. This decrease is the result of the maturity of FHLB advances.


CAPITAL RESOURCES AND LIQUIDITY

Total shareholders' equity at December 31, 2003 was $490.1 million, an increase of $133.2 million, or 37.3%, from $356.9 million at June 30, 2003. This increase was primarily attributable to the completion of an incremental stock offering during the period, whereby the Company raised capital of $112.8 million, net of issuance expenses of $2.2 million. In addition, the Company had net income for the six-month period of $24.5 million, which was partially offset by the payment of cash dividends of $3.2 million, and a decrease in the unrealized gain on securities, net of tax, of $1.3 million.

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

                                                  December 31, 2003

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
-----------------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
-----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                         $ 400,578      14.10%    $ 227,234       8.00%   $ 284,043       10.00%
-----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $ 22,158      10.74%     $ 16,508       8.00%    $ 20,636       10.00%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Tier I Capital (to risk weighted assets):
-----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                         $ 372,366      13.11%    $ 113,617       4.00%   $ 170,426        6.00%
-----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $ 20,306       9.84%      $ 8,254       4.00%    $ 12,381        6.00%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Tier I Capital (leverage) (to average assets):
-----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                         $ 372,366       6.99%    $ 159,777      3.00%*   $ 266,294        5.00%
-----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                          $ 20,306       5.47%     $ 11,143      3.00%*    $ 18,571        5.00%
-----------------------------------------------------------------------------------------------------------------------

                                                    June 30, 2003

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
-----------------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
-----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $315,809      12.37%     $204,279       8.00%    $255,349       10.00%
-----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                           $20,205      10.55%      $15,324       8.00%     $19,155       10.00%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Tier I Capital (to risk weighted assets):
-----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $289,257      11.33%     $102,140       4.00%    $153,209        6.00%
-----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                           $18,654       9.74%      $ 7,662       4.00%     $11,493        6.00%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Tier I Capital (leverage) (to average assets):
-----------------------------------------------------------------------------------------------------------------------
Northwest Savings Bank                          $289,257       6.03%     $143,853      3.00%*    $239,755        5.00%
-----------------------------------------------------------------------------------------------------------------------
Jamestown Savings Bank                           $18,654       5.56%      $10,061      3.00%*     $16,769        5.00%
-----------------------------------------------------------------------------------------------------------------------


* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of December 31, 2003, the Company had not been advised of any additional requirements in this regard.

The Company's banking subsidiaries, Northwest and Jamestown, are required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the applicable state department of banking during their regular examinations. The Banks' internal liquidity requirements are based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Banks have maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at December 31, 2003 was 27.5% and 46.3% for Northwest and Jamestown, respectively. The Company and its subsidiaries adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

The Company paid $3.2 million in cash dividends during the first six months of the current fiscal year, compared with $2.0 million in the prior year period. Northwest Bancorp, MHC waived its right to receive dividends in both periods presented. The common stock dividend payout ratio (dividend declared per share divided by diluted earnings per share) was 40.0% in the three-month period ended December 31, 2003 on a dividend of $.10 compared with 38.1% in the three-month period ended December 31, 2002 on a dividend of $.08 per share. Because Northwest Bancorp, MHC waived the receipt of its dividend, the actual dividends paid were 16.3% and 9.5% of net income for the three months ended December 31, 2003 and 2002, respectively.

As a result of the incremental stock offering in the current fiscal year, 7,255,520 shares, or 15.2%, of the total shares outstanding which were previously held by Northwest Bancorp, MHC, were sold in a subscription offering and are now held by minority shareholders and are receiving common stock dividend.

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual status when they are more than 90 days contractually delinquent and may also be placed on nonaccrual status even if not more than 90 days delinquent but other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell or the principal balance of the related loan. Nonperforming assets decreased by $445,000, or 1.2%, to $35.8 million at December 31, 2003 from $36.3 million at June 30, 2003. Management believes that the generally low level of nonperforming assets is attributable to existing credit policies and sustained collection procedures.

                                                                              (Dollars in Thousands)

--------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:                         December 31, 2003            June 30, 2003
--------------------------------------------------------------------------------------------------------------------
One-to four- family residential loans                                           $  12,529                 $  11,140
--------------------------------------------------------------------------------------------------------------------
Multifamily and commercial real estate loans                                       11,447                    11,975
--------------------------------------------------------------------------------------------------------------------
Consumer loans                                                                      5,785                     4,896
--------------------------------------------------------------------------------------------------------------------
Commercial business loans                                                           2,635                     4,602
--------------------------------------------------------------------------------------------------------------------
                Total                                                            $ 32,396                 $  32,613
--------------------------------------------------------------------------------------------------------------------
Total nonperforming loans as a percentage of
 net loans receivable                                                                 .89%                     1.00%
--------------------------------------------------------------------------------------------------------------------
Total real estate acquired through foreclosure
 and other real estate owned                                                     $  3,436                  $  3,664
--------------------------------------------------------------------------------------------------------------------
                Total nonperforming assets                                       $ 35,832                  $ 36,277
--------------------------------------------------------------------------------------------------------------------
Total nonperforming assets as a percentage of total assets                            .62%                      .69%
--------------------------------------------------------------------------------------------------------------------

A loan is considered to be impaired, as defined by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The Company performs impairment tests on all loans of $500,000 or greater covered under SFAS 114, where there is a significant credit concern. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Residential mortgage and consumer loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that are excluded from the scope SFAS 114. Impaired loans at December 31, 2003 and June 30, 2003 were $32.4 million and $32.6 million, respectively.

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

On a monthly basis, the Credit Review department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This review includes the monthly delinquency reports as well as historical comparisons and trend analysis. On a quarterly basis the Credit Review department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. The Company's loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as "special mention", "substandard", "doubtful" or "loss." Loans that do not expose the Company to risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as "special mention". A "substandard" loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as "doubtful" have all the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make a collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as "loss" are considered uncollectible so that their continuance as assets without the establishment of a specific loss reserve in not warranted.

The loans that have been classified as substandard or doubtful are reviewed by the Credit Review department for possible impairment under the provisions of SFAS 114. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.

If an individual loan is deemed to be impaired, the Credit Review department determines the proper measure of impairment for each loan based on one of three methods as prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. If the measurement of the impaired loan is more or less than the recorded investment in the loan, the Credit Review department adjusts the specific allowance associated with that individual loan accordingly.

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

The individual impairment measures along with the estimated range of losses for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to the Credit Committee on a quarterly basis. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, discusses lending products, activity, competition and collateral values, as well as economic conditions in general and in each market area of the Company. Based on this review and discussion the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate is determined. In addition, the Credit Committee considers if any changes to the methodology are needed. The Credit Committee also reviews and discusses the Company's delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to its peer group as well as state and national statistics. Following the Credit Committee's review and approval, a similar review is performed by the Board of Director's Risk Management Committee.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

Net income for the three months ended December 31, 2003 was $12.0 million, or $.25 per diluted share, an increase of $1.7 million, or 16.5%, from $10.3 million, or $.21 per diluted share, for the same quarter last year. This increase resulted from an increase in net interest income of $6.9 million, a decrease in the provision for loan losses of $426,000 and an increase in noninterest income of $302,000. Partially offsetting these changes was an increase in noninterest expense of $5.5 million and an increase in income tax expense of $436,000.

Net income for the three months ended December 31, 2003 represents a return on average equity and return on average assets of 10.00% and .82%, respectively, compared to 12.33% and .84% for the same quarter last year.

INTEREST INCOME

Total interest income, on a taxable equivalent basis, increased by $3.4 million, or 4.7%, to $74.9 million primarily due to a $901.3 million, or 19.7%, increase in average interest earning assets to $5.469 billion for the three months ended December 31, 2003, from $4.568 billion for the three months ended December 31, 2002. The effect of this increase in average interest earning assets was partially offset by a decrease in the average yield on interest earning assets to 5.48% from 6.27%. The decrease in the average yield on interest earning assets resulted from the continued effect of the historically low interest rate environment, while the increase in the average interest earning assets resulted from strong internal growth and the acquisition of Bell.

Interest income on loans receivable, on a taxable equivalent basis, increased by $183,000, or less than 1%, to $58.5 million due to an increase in the average balance outstanding of $446.4 million, or 14.0%, to $3.643 billion. The effect of this increase was partially offset by a decrease in the average rate to 6.43% from 7.30%. Average loans outstanding increased primarily as a result of internal loan growth as well as from the acquisition of Bell. The acquisition of Bell included $224.5 million of net loans receivable. The decrease in the average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans in the current interest rate environment.

Interest income on mortgage-backed securities increased by $365,000, or 5.6%, to $6.9 million primarily because of an increase in the average balance of $235.3 million, or 36.2%, to $885.3 million from $650.0 million. The effect of the increase in average balance was partially offset by a decrease in the average yield to 3.11% from 4.01%. The average yield on mortgage-backed securities, of which approximately 65% are variable rate, decreased primarily as a result of a decrease in short-term market interest rates. The average balance increased primarily as a result of the acquisition of Bell as well as the transfer of funds from overnight funds to mortgage-backed securities.

Interest income on investment securities, on a taxable-equivalent basis, increased by $3.8 million, or 71.5%, to $9.0 million due primarily to an increase in the average balance of $417.1 million, or 127.4%, to $744.5 million from $327.4 million. The effect of the increase in average balance was partially offset by a decrease in the average taxable equivalent yield to 4.83% from 6.41%. The increase in the average balance of investment securities was primarily due to the investment of funds generated from strong internal deposit growth along with the acquisition of Bell. The decrease in the taxable equivalent yield is a result of the purchase of a substantial amount of securities during the low interest rate environment that has prevailed over the past eighteen months.

Interest income on interest-earning deposits decreased by $845,000, or 69.5%, because the average yield decreased to 0.92% from 1.32% and the average balance decreased $207.0 million, or 56.4%, to $160.2 million from $367.2 million. The decrease in the average interest rate is a result of the decrease in the targeted fed funds rate by the Federal Reserve Bank and the decrease in average balance resulted primarily from the Company's deployment of overnight funds into other interest earning assets which typically provide higher yields.

INTEREST EXPENSE

Total interest expense decreased by $4.2 million, or 11.7%, to $31.7 million from $35.9 million, due to a decrease in the average cost of interest-bearing liabilities to 2.47% from 3.30%. The effect of this decrease was partially offset by an increase in the average balance of $788.2 million, or 18.2%, to $5.130 billion from $4.342 billion. The decrease in the cost of funds resulted primarily from a reduction in the interest rates paid on deposits as a result of lower market interest rates. In addition, the increase in deposits of $822.9 million, or 21.9%, occurred primarily in savings, checking and money market products which have no term and generally lower interest rates. The increase in the average balance of deposits was mainly attributed to the growth of existing offices along with new office openings and acquisitions. The Bell acquisition added deposits of $609.4 million.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, increased by $7.6 million, or 21.2%, to $43.3 million from $35.7 million for the prior year period. This increase in net interest income was primarily attributable to the overall growth in the Company's balance sheet but was also augmented by an increase in net interest margin to 3.16% from 3.13%.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased by $426,000, or 19.7%, to $1.7 million. Management analyzes the allowance for loan losses as described in the section entitled "Allowance for Loan Losses." The provision that is recorded is sufficient, in management's judgment, to bring this reserve to a level that reflects the risk inherent in the Company's loan portfolio relative to loan mix, economic conditions and historical loss experience. As part of this analysis, management considered the net charge-offs for the period of $1.1 million, the growth in the loan portfolio, the level of nonperforming loans during the period and any changes in economic conditions. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

NONINTEREST INCOME

Noninterest income increased by $302,000, or 4.3%, to $7.3 million for the current quarter from $7.0 million for the same period in the prior year. Trust and other financial services income increased by $134,000, or 16.6%, to $941,000 for the quarter primarily as a result of an increase in assets under management of $100.0 million and the expansion of services provided by Boetger & Associates. Insurance commission income decreased $178,000, or 48.1%, to $192,000 primarily as a result of the Company no longer offering single premium life insurance related to consumer loans as dictated by HOEPA regulations. The Company's gain on sale of loans decreased by $594,000, or 83.8%, to $115,000 as the Company held the majority of loans originated through its wholesale lending department. The gain on sale of REO increased $372,000 over the prior year as the Company was able to liquidate some larger parcels of real estate that it had been holding for a considerable period of time. Income from bank owned life insurance increased $186,000, or 21.3%, due to addition of approximately $22.8 million of bank owned life insurance acquired with the acquisition of Bell.

NONINTEREST EXPENSE

Noninterest expense increased by $5.5 million, or 22.5%, to $30.0 million from $24.5 million for the same quarter in the prior year. The Company noted that compensation and employee benefits expense increased by $3.1 million, or 23.2%, to $16.7 million for the current quarter from $13.6 million the prior year. In addition to the Company's growth, it recognized higher than usual benefit claims, approximately $1.5 million, in the Company's self-funded medicare plan that are not expected to be recurring in nature. In addition, compensation also increased over the prior year due to lower loan demand and therefore, a decrease in the amount of loan origination costs deferred in accordance with SFAS 91. Other expenses increased by $2.0 million, or 85.0%, to $4.3 million primarily as a result of amortization expense of approximately $1.3 million related to the core deposit premium generated by the Bell acquisition. Management believes that despite these increases in operating expense, progress has been made in controlling expenses as the ratio of operating expense to average assets has remained at approximately 2.0%.

INCOME TAXES

The provision for income taxes for the three months ended December 31, 2003 increased by $436,000, or 9.9%, compared to the same period last year. This increase in income tax expense is primarily due to an increase in income before income taxes of $2.2 million, or 14.7%, to $16.9 million from $14.7 million.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

Net income for the six months ended December 31, 2003 was $24.5 million, or $.51 per diluted share, an increase of $2.8 million, or 12.6%, from $21.7 million, or $.45 per diluted share, for the same period last year. This increase resulted from an increase in net interest income of $7.2 million, and an increase in noninterest income of $3.4 million, offset by an increase in noninterest expense of $7.7 million.

Net income for the six months ended December 31, 2003 represents a return on average equity and return on average assets of 10.91% and .86%, respectively, compared to 13.25% and .93% for the same period last year.

INTEREST INCOME

Total interest income, on a taxable equivalent basis, increased by $2.5 million, or 1.7%, to $144.4 million due primarily to an increase in average interest earning assets of $983.2 million, or 22.6%, to $5.339 billion from $4.355 billion. The effect of the increase in interest earning assets was offset by a decrease in the yield on interest earning assets to 5.41% from 6.52%. The increase in average interest earning assets resulted from strong internal deposit growth and the acquisition of Bell. The decrease in the overall yield on interest earning assets year over year resulted from the repricing of variable rate assets, as well as the substantial growth in interest earning assets, during a period of declining interest rates.

Interest income on loans receivable decreased by $1.5 million, or 1.2%, on a taxable equivalent basis, to $114.8 million due to a decrease in taxable equivalent yield to 6.54% from 7.43%. This decrease was partially offset by an increase in average loans outstanding of $384.0 million, or 12.3%, to $3.512 billion from $3.128 billion. Average loans outstanding increased because of continued loan demand throughout the Company's market area as well as the aforementioned acquisition of Bell. The decrease in average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans in a relatively low interest rate environment along with the growth in the Company's loan portfolio over the past eighteen months at interest rate levels lower than the existing average portfolio rate.

Interest income on mortgage-backed securities decreased by $1.2 million, or 9.6%, to $11.6 million. This decrease in interest income is attributed to the decrease in average yield to 2.59% from 4.30%. The decrease in yield was partially offset by an increase in average balance of $297.8 million, or 49.7%, to $897.0 million from $599.2 million. The average yield on mortgage-backed securities, of which approximately 65% have variable rates, decreased in response to the continued low level of short-term market interest rates. The average balance increased primarily as a result of the Company choosing to invest additional funds in these securities as well as the acquisition of Bell which had a substantial portfolio of mortgage-backed securities.

Interest income on investment securities increased by $6.4 million, or 61.7%, on a taxable equivalent basis, to $16.6 million from $10.2 million. This increase is primarily a result of an increase in the average balance of $349.5 million, or 111.1%, to $664.1 million from $314.6 million. The effect of the increase in average balance was partially offset by a decrease in the average yield to 4.99% from 6.51%. The increase in the average balance of investment securities was primarily due to the investment of available funds generated from deposit growth and the securities acquired with the acquisition of Bell. The decrease in the taxable equivalent yield is a result of purchasing investment securities in the current low interest rate environment.

Interest income on interest-earning deposits decreased by $1.1 million, or 50.6%, to $ 1.0 million from $2.1 million. This decrease is the result of a decline in both the average balance of interest earning deposits and the yield earned on these overnight funds. The average balance of interest-earning deposits decreased $60.2 million, or 20.9%, to $228.1 million from $288.3 million. The average yield decreased to .90% from 1.45%. The decrease in average balance is a result of the Company deploying the funds into other investments, which generate a higher rate of return, while the decrease in average yield is a result of the decline in market rates for overnight funds.

INTEREST EXPENSE

Total interest expense decreased by $5.9 million, or 8.4%, to $64.6 million from $70.5 million, primarily due to a decrease in the average cost of interest-bearing liabilities to 2.57% from 3.42%. The effect of the decrease in the average cost of interest-bearing liabilities was partially offset by an increase in the average balance of interest-bearing liabilities of $906.8 million, or 22.0%, to $5.025 billion from $4.118 billion. The decrease in the cost of funds resulted primarily from the Company's deposit accounts repricing at much lower rates in response to the significant decrease in short-term interest rates. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $823.2 million, or 22.7%, in the average balance of deposits, mainly attributed to the growth of existing offices along with new office openings and acquisitions.

NET INTEREST INCOME

Net interest income increased by $8.4 million, or 11.7%, on a taxable equivalent basis, to $79.8 million from $71.4 million. This increase in net interest income was attributable to the growth of the Company as the Company's net interest margin decreased to 2.99% from 3.28%.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased by $366,000, or 9.6%, to $3.5 million from $3.8 million in the same period last year. Management analyzes the allowance for loan losses as described in the section entitled "Allowance for Loan Losses." The provision that is recorded is sufficient, in management's judgement, to bring this reserve to a level that reflects the risk inherent in the Company's loan portfolio relative to loan mix, economic conditions and historical loss experience. As part of this analysis, management considered the net charge-offs for the period, the average growth of the loan portfolio and the level of nonperforming loans. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

NONINTEREST INCOME

Noninterest income increased by $3.4 million, or 24.8%, to $17.1 million from $13.7 million in the same period last year. Fee income associated with loans and deposits decreased by $157,000, or 2.3%, to $6.7 million from $6.9 million. Trust and other financial services income increased by $189,000, or 11.4%, to $1.8 million from $1.7 million primarily as a result of the fee income contributed by Boetger & Associates, our actuarial and retirement plan services company, and increased trust fee income. The Company's gain on sale of loans decreased by $817,000 as the Company held most of the fixed-rate mortgage loans originated through its wholesale lending business during the current year. The gain on sale of investments increased $3.4 million as a result of the sale of municipal securities acquired with the acquisition of Bell. These long-term, fixed rate securities were sold in conjunction with the repayment of Bell's long-term fixed rate borrowings which were originally used to fund the purchase of the securities that were sold. Gain on sale of REO increased $878,000 over the prior year as the Company successfully liquidated some larger parcels of real estate that it had been holding for a considerable period of time. Income from bank owned life insurance increased by $319,000 due to the addition of $22.8 million of bank owned life insurance acquired as part of the Bell acquisition.

NONINTEREST EXPENSE

Noninterest expense increased by $7.7 million, or 16.3%, to $54.9 million as all major expense categories, except marketing, increased primarily as a result of the significant growth of the Company's retail banking network, the expansion of its investment management, trust and brokerage services, and the addition of new products and services, in addition to the factors discussed in the three month analysis. The Company has added 10 retail offices to its network over the past twelve months through new office openings and acquisitions. Management believes, however, that despite these substantial increases in expenses, progress has been made in controlling operating expense.

INCOME TAXES

The provision for income taxes for the six months ended December 31, 2003 increased by $555,000, or 5.8%, compared to the same period last year. This increase is primarily due to an increase in income before income taxes of $3.3 million, or 10.5% which was partially offset by a decrease in the effective tax rate to 29.3% from 30.7% due to the increased investment in tax-free assets.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" revised December 2003 ("FIN 46(R)"). FIN 46(R) requires that companies consolidate a variable interest entity if it is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns, or both. The provisions of FIN 46(R) currently are required to be applied no later that the first reporting period ending after March 15, 2004 for variable interest entities in which the Company holds a variable interest that it acquired on or before January 31, 2003. Companies that acquired a variable interest after January 31, 2003, continue to apply the provisions of FIN 46 (prior to the December 2003 revision) or apply FIN 46(R) beginning December 31, 2003. Companies that hold a variable interest in a special purpose entity, as defined, are required to apply either FIN 46 or FIN 46(R) no later than the end of the first reporting period that ends after December 15, 2003. FIN 46 (R) was applied to the Company's two statutory business trusts that previously issued Trust-Preferred Securities. The statutory business trusts, which are special purpose entities, were deconsolidated as of December 31, 2003, since the Company is not the primary beneficiary. The structure of the statutory business trusts has not changed, since they were established in 2001, and the Company reclassified outstanding junior subordinated debentures payable to the statutory business trusts as "Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities," on the Consolidated Statements of Financial Condition.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003, "Employers' Disclosures about Pensions and Other Post-retirement Benefits, and amendment of FASB Statements No. 87, 88 and 106" (SFAS 132(R)"). SFAS 132(R) retains the disclosure requirements contained in SFAS No. 132 prior to amendment, but requires additional disclosures about plan assets, benefit obligations, cash flows and net periodic cost of defined benefit plans and other post-retirement plans. The Company will be required to adopt the new annual disclosure requirements effective June 30, 2004. SFAS 132(R) also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting" to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other post-retirement benefit plans. The Company is required to adopt the interim-period disclosure requirements of SFAS 132(R) effective March 31, 2004. Because SFAS 132(R) pertains only to disclosure provisions, the Company's adoption of SFAS 132(R) will not have an impact on the Company's financial condition, results of operations or cash flows.

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
                                                                             Three Months Ended December 31,
                                                                      2003                                    2002
------------------------------------------------------------------------------------------------------------------------------------
                                                        Average     Interest       Avg.        Average      Interest       Avg.
                                                        Balance                   Yield/       Balance                    Yield/
                                                                                   Cost                                    Cost
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
-------
Interest earning assets:
   Loans receivable (a)(b)(d)                         $3,643,172      $58,547      6.43%      $3,196,734      $58,364      7.30%
   Mortgage-backed securities (c)                     $  885,309      $ 6,877      3.11%      $  649,968      $ 6,512      4.01%
   Investment securities (c)(d)(e)                    $  744,473      $ 8,997      4.83%      $  327,351      $ 5,246      6.41%
   FHLB stock                                         $   36,049      $   117      1.30%      $   26,675      $   220      3.30%
   Other interest earning deposits                    $  160,175      $   370      0.92%      $  367,193      $ 1,215      1.32%
                                                      ----------      -------      ----       ----------      -------      ----


Total interest earning assets                         $5,469,178      $74,908      5.48%      $4,567,921      $71,557      6.27%

Noninterest earning assets (f)                        $  371,813                              $  330,315
                                                      ----------                              ----------

TOTAL ASSETS                                          $5,840,991                              $4,898,236
                                                      ----------                              ----------




LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest bearing liabilities:
   Savings accounts                                   $  976,196      $ 3,150      1.29%      $  775,107      $ 4,448      2.30%
   Now accounts                                       $  684,854      $ 1,330      0.78%      $  527,397      $ 1,838      1.39%
   Money market demand accounts                       $  767,036      $ 3,048      1.59%      $  489,163      $ 2,992      2.45%
   Certificate accounts                               $2,146,891      $17,041      3.18%      $1,960,375      $19,119      3.90%
   Borrowed funds (g)                                 $  453,173      $ 5,153      4.55%      $  491,018      $ 5,543      4.52%
   Debentures                                         $  102,062      $ 1,931      7.57%      $   99,000      $ 1,916      7.74%
                                                      ----------      -------      ----       ----------      -------      ----


Total interest bearing liabilities                    $5,130,212      $31,653      2.47%      $4,342,060      $35,856      3.30%

Noninterest bearing liabilities                       $  230,179                              $  222,542
                                                      ----------                              ----------


Total liabilities                                     $5,360,391                              $4,564,602

Shareholders' equity                                  $  480,600                              $  333,634
                                                      ----------                              ----------


TOTAL LIABILITIES AND EQUITY                          $5,840,991                              $4,898,236
                                                      ==========                              ==========

Net interest income/Interest rate spread                              $43,255      3.01%                      $35,701      2.97%

Net interest earning assets/Net interest margin       $  338,966                   3.16%      $  225,861                   3.13%

Ratio of interest earning assets to
 interest bearing liabilities                              1.07X                                   1.05X
------------------------------------------------------------------------------------------------------------------------------------

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


                  Three months ended December 31, 2003 and 2002

--------------------------------------------------------------------------------------
                                                                                NET
                                               RATE            VOLUME          CHANGE
--------------------------------------------------------------------------------------
 Interest earning assets:
   Loans receivable                        $ (7,968)         $  8,151          $   183
   Mortgage-backed securities              $ (1,993)         $  2,358          $   365
   Investment securities                   $ (2,934)         $  6,685          $ 3,751
   FHLB stock                              $   (180)         $     77          $  (103)
   Other interest-earning deposits         $   (263)         $   (582)         $  (845)
                                           --------          --------          -------
Total interest-earning assets              $(13,338)         $ 16,689          $ 3,351

Interest-bearing liabilities:
   Savings accounts                        $ (2,452)         $  1,154          $(1,298)
   Now accounts                            $ (1,057)         $    549          $  (508)
   Money market demand accounts            $ (1,643)         $  1,699          $    56
   Certificate accounts                    $ (3,897)         $  1,819          $(2,078)
   Borrowed funds                          $     40          $   (430)         $  (390)
   Debentures                              $    (44)         $     59          $    15
                                           --------          --------          -------
Total interest-bearing liabilities         $ (9,053)         $  4,850          $(4,203)
                                           --------          --------          -------

Net change in net interest income          $ (4,285)         $ 11,839          $ 7,554
                                           ========          ========          =======

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


                                                                              Six Months Ended December 31,
                                                                      2003                                    2002
------------------------------------------------------------------------------------------------------------------------------------
                                                        Average     Interest       Avg.        Average      Interest       Avg.
                                                        Balance                   Yield/       Balance                    Yield/
                                                                                   Cost                                    Cost
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
-------
Interest earning assets:
   Loans receivable (a)(b)(d)                         $3,511,865      $114,830      6.54%      $3,127,902      $116,264      7.43%
   Mortgage-backed securities (c)                     $  897,016      $ 11,627      2.59%      $  599,216      $ 12,867      4.30%
   Investment securities (c)(d)(e)                    $  664,146      $ 16,565      4.99%      $  314,643      $ 10,246      6.51%
   FHLB stock                                         $   37,377      $    307      1.64%      $   25,203      $    417      3.31%
   Other interest earning deposits                    $  228,128      $  1,029      0.90%      $  288,327      $  2,085      1.45%
                                                      ----------      --------      -----      ----------      --------      -----

Total interest earning assets                         $5,338,532      $144,358      5.41%      $4,355,291      $141,879      6.52%

Noninterest earning assets (f)                        $  357,998                               $  307,404
                                                      ----------                               ----------

TOTAL ASSETS                                          $5,696,530                               $4,662,695
                                                      ----------                               ----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest bearing liabilities:
   Savings accounts                                   $  997,190      $  6,998       1.40%     $  747,813      $  9,199      2.46%
   Now accounts                                       $  686,507      $  3,076       0.90%     $  480,355      $  3,147      1.31%
   Money market demand accounts                       $  689,516      $  5,633       1.63%     $  455,793      $  5,818      2.55%
   Certificate accounts                               $2,070,530      $ 34,591       3.34%     $1,936,550      $ 38,836      4.01%
   Borrowed funds (g)                                 $  480,392      $ 10,476       4.36%     $  398,404      $  9,631      4.84%
   Debentures                                         $  100,531      $  3,798       7.56%     $   99,000      $  3,845      7.77%
                                                      ----------      --------      -----      ----------      --------      -----

Total interest bearing liabilities                    $5,024,666      $ 64,572      2.57%      $4,117,915      $ 70,476      3.42%

Noninterest bearing liabilities                       $  223,124                               $  216,682
                                                      ----------                               ----------

Total liabilities                                     $5,247,790                               $4,334,597

Shareholders' equity                                  $  448,740                               $  328,098
                                                      ----------                               ----------

TOTAL LIABILITIES AND EQUITY                          $5,696,530                               $4,662,695
                                                      ----------                               ----------

Net interest income/Interest rate spread                              $ 79,786      2.84%                      $ 71,403       3.10%

Net interest earning assets/Net interest margin       $  313,866                    2.99%      $  237,376                     3.28%

Ratio of interest earning assets to
 interest bearing liabilities                              1.06X                                    1.06X
------------------------------------------------------------------------------------------------------------------------------------

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


                   Six months ended December 31, 2003 and 2002

----------------------------------------------------------------------------------
                                                                            NET
                                            RATE           VOLUME         CHANGE
----------------------------------------------------------------------------------
 Interest earning assets:
    Loans receivable                        $(15,706)      $ 14,272       $(1,434)
    Mortgage-backed securities              $ (7,635)      $  6,395       $(1,240)
    Investment securities                   $ (5,062)      $ 11,381       $ 6,319
    FHLB stock                              $   (311)      $    201       $  (110)
    Other interest-earning deposits         $   (703)      $   (353)      $(1,056)
                                            --------       --------       -------
 Total interest-earning assets              $(29,417)      $ 31,896       $ 2,479

 Interest-bearing liabilities:
    Savings accounts                        $ (5,269)      $  3,068       $(2,201)
    Now accounts                            $ (1,422)      $  1,351       $   (71)
    Money market demand accounts            $ (3,168)      $  2,983       $  (185)
    Certificate accounts                    $ (6,932)      $  2,687       $(4,245)
    Borrowed funds                          $ (1,137)      $  1,982       $   845
    Debentures                              $   (106)      $     59       $   (47)
                                            --------       --------       -------
 Total interest-bearing liabilities         $(18,034)      $ 12,130       $(5,904)
                                            --------       --------       -------

 Net change in net interest income          $(11,383)      $ 19,766       $ 8,383
                                            ========       ========       =======
---------------------------------------------------------------------------------

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

The following table illustrates the simulated impact of a 1% or 2% upward or 1% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. Given the low interest rate environment that existed in the current period, the impact of a 2% downward shift is not shown in the table. This analysis was prepared assuming that interest-earning asset levels at December 31, 2003 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2003 levels.

-----------------------------------------------------------------------------------------------------------------------
                                                                                  Increase               Decrease
                                                                              ------------------    -------------------
Parallel shift in interest rates over the next 12 months                          1.0%     2.0%         1.0%      2.0%
                                                                                  ----     ----         ----      ----
Projected percentage increase/(decrease) in net income                           18.6%    22.8%         4.2%        NM
Projected increase/(decrease) in return on average equity                         1.6%     2.0%         0.3%        NM
Projected increase/(decrease) in earnings per share                              $0.18    $0.23        $0.04        NM
Projected percentage increase/(decrease) in market value of equity                0.2%   (3.0)%       (2.2)%        NM
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)             The Company held its Annual Meeting of Shareholders on November
                19, 2003

(b) The name of each director elected at the Annual Meeting is as follows:

                           Richard L. Carr
                           John M. Bauer

                The name of each director whose term of office continued after the Annual Meeting is as follows:

                           Robert G. Ferrier
                           Richard E. McDowell
                           Joseph F. Long
                           William J. Wagner
                           Thomas K. Creal, III
                           A. Paul King

(c)             The following matters were voted upon at the Annual Meeting:

                (i)             Election of three directors of the Company:


                                                            For                           Withheld
                                                     ----------------                 ----------------
                  Richard L. Carr                      42,934,507                       206,066
                  John M. Bauer                        42,949,225                       191,348


                (ii) Ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2004.

                                 For                     Against                   Withheld
                           -----------------         ------------------         -----------------
                             42,887,741                  189,370                      63,462

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

                (B)             REPORTS ON FORM 8-K

During the second fiscal quarter, the Company filed or furnished the following Current Reports on Form 8-K:

(1) A report dated October 21, 2003, which included, under Items 7 and 12, the Company's press release announcing first quarter earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCORP, INC.




Date: February 9, 2004                  By: /s/ William J. Wagner
      ------------------------------       ------------------------------------
                                           William J. Wagner
                                           President and Chief Executive Officer




Date: February 9, 2004                 By: /s/ William W. Harvey, Jr.
      ------------------------------      -------------------------------------
                                          William W. Harvey, Jr.
                                          Senior Vice President and
                                          Chief Financial Officer