Form 10-Q
period 2004-03-31
NORTHWEST BANCORP INC
filed 2004-05-10
CIK 1042064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ______ to _____


                         Commission File Number 0-23817

                             NORTHWEST BANCORP, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

   United States of America                            23-2900888
-------------------------------                       -------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

301 Second Avenue, Warren, Pennsylvania                   16365
----------------------------------------                ---------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No ( )

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock ($.10 par value) 47,946,805 shares outstanding as of April 30, 2004.

                             NORTHWEST BANCORP, INC.
                                      INDEX

                                                                                        PAGE
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition as of
              March 31, 2004 and June 30, 2003                                           1

              Consolidated Statements of Income for the three months and
              nine months ended March 31, 2004 and 2003                                  2

              Consolidated Statements of Changes in Shareholders' Equity for
              the three months ended March 31, 2004 and 2003                             3

              Consolidated Statements of Changes in Shareholders' Equity for
              the nine months ended March 31, 2004 and 2003                              4

              Consolidated Statements of Cash Flows for the three months and
              nine months ended March 31, 2004 and 2003                                  5

              Notes to Unaudited Consolidated Financial Statements                       7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                       14

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                30

Item 4.       Controls and Procedures                                                   31

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                         31

Item 2.       Changes in Securities                                                     31

Item 3.       Defaults Upon Senior Securities                                           31

Item 4.       Submission of Matters to a Vote of Security Holders                       32

Item 5.       Other Information                                                         32

Item 6.       Exhibits and Reports on Form 8-K                                          32

              Signatures                                                                33

              Certifications

                          ITEM 1. FINANCIAL STATEMENTS

                             NORTHWEST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      March 31,     June 30,
                                                                                        2004          2003
                                                                                     ----------    ----------
                               Assets

Cash and due from banks                                                              $   67,663        75,563
Interest-earning deposits in other financial institutions                               203,859       244,437
Marketable securities available-for-sale (amortized cost of $971,673 and $884,667)      983,437       896,631
Marketable securities held-to-maturity (market value of $480,430 and $486,922)          470,340       477,821
                                                                                     ----------    ----------
        Total cash, interest-earning deposits and marketable securities               1,725,299     1,694,452

Mortgage loans - one- to four- family                                                 2,305,253     2,064,181
Commercial real estate loans                                                            429,425       377,507
Consumer loans                                                                          857,214       701,561
Commercial business loans                                                               125,281       130,115
                                                                                     ----------    ----------
   Total loans receivable                                                             3,717,173     3,273,364
Allowance for loan losses                                                               (29,162)      (26,593)
                                                                                     ----------    ----------
   Loans receivable, net                                                              3,688,011     3,246,771

Federal Home Loan Bank stock, at cost                                                    32,676        33,764
Accrued interest receivable                                                              21,750        18,714
Real estate owned, net                                                                    2,961         3,664
Premises and equipment, net                                                              75,569        63,190
Bank owned life insurance                                                                89,158        63,397
Goodwill                                                                                126,705        76,206
Other intangible assets                                                                  16,514         3,530
Other assets                                                                             22,889        18,679
                                                                                     ----------    ----------
   Total assets                                                                      $5,801,532    $5,222,367
                                                                                     ==========    ==========

                 Liabilities and Shareholder' Equity
Liabilities:
   Noninterest-bearing demand deposits                                                  208,708       190,987
   Interest-bearing demand deposits                                                     636,665       670,935
   Savings deposits                                                                   1,795,854     1,488,885
   Time deposits                                                                      2,071,813     1,912,749
                                                                                     ----------    ----------
        Total deposits                                                                4,713,040     4,263,556

   Borrowed funds                                                                       446,476       465,750
   Advances by borrowers for taxes and insurance                                         20,224        21,319
   Accrued interest payable                                                               3,991         4,101
   Other liabilities                                                                     11,795        11,709
   Junior subordinated deferrable interest debentures held by trusts that issued
     guaranteed capital debt securities                                                 102,062             -
   Guaranteed preferred beneficial interests in capital debt securities issued
     by consolidated trusts                                                                   -        99,000
                                                                                     ----------    ----------
        Total liabilities                                                             5,297,588     4,865,435

Shareholders' Equity:
  Preferred stock, $.10 par value: 10,000,000 authorized, no shares issued                    -             -
  Common stock, $.10 par value: 100,000,000 shares authorized, 47,933,545 and
        47,693,981 issued and outstanding, respectively                                   4,793         4,769
   Paid-in capital                                                                      187,120        72,787
   Retained earnings                                                                    304,384       271,599
   Accumulated other comprehensive income:
        Net unrealized gain on securities available-for-sale, net of income taxes         7,647         7,777
                                                                                     ----------    ----------
                                                                                        503,944       356,932
                                                                                     ----------    ----------
Total liabilities and shareholders' equity                                           $5,801,532    $5,222,367
                                                                                     ==========    ==========

See accompanying notes to unaudited consolidated financial statements

                             NORTHWEST BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         Three months ended     Nine months ended
                                                                              March 31,             March 31,
                                                                         2004         2003       2004       2003
                                                                        --------    --------   --------   --------
Interest income:
   Loans receivable                                                     $ 58,565      56,679    172,714    172,254
   Mortgage-backed securities                                              6,929       7,099     18,556     19,966
   Taxable investment securities                                           3,749       2,421     11,574      7,178
   Tax-free investment securities                                          3,110       2,179      8,991      6,076
   Interest-earning deposits                                                 342         889      1,371      2,974
                                                                        --------      ------    -------    -------
             Total interest income                                        72,695      69,267    213,206    208,448

Interest expense:
   Deposits                                                               23,309      26,405     73,607     83,405
   Borrowed funds                                                          6,925       7,405     21,199     20,881
                                                                        --------      ------    -------    -------
             Total interest expense                                       30,234      33,810     94,806    104,286

             Net interest income                                          42,461      35,457    118,400    104,162
Provision for loan losses                                                  1,659       2,294      5,119      6,120
                                                                        --------      ------    -------    -------
             Net interest income after provision for loan losses          40,802      33,163    113,281     98,042

Noninterest income:
   Service charges and fees                                                3,434       3,187     10,173     10,083
   Trust and other financial services income                               1,091         931      2,940      2,591
   Insurance commission income                                               183         208        542        963
   Gain on sale of marketable securities, net                              1,210         176      5,107        720
   Gain on sale of loans, net                                                (93)        340        308      1,558
   Gain on sale of real estate owned, net                                    245         132      1,305        314
   Income from bank owned life insurance                                   1,032         787      2,975      2,411
   Other operating income                                                    758         642      1,581      1,443
                                                                        --------      ------    -------    -------
             Total noninterest income                                      7,860       6,403     24,931     20,083

Noninterest expense:
   Compensation and employee benfits                                      16,091      13,811     47,151     40,431
   Premises and occupancy costs                                            4,282       3,474     11,778      9,972
   Office operations                                                       2,678       2,486      8,047      7,545
   Processing expenses                                                     2,370       1,957      6,842      6,160
   Advertising                                                               820       1,113      1,952      2,399
   Amortization of intangible assets                                       1,360         207      3,168        519
   Other expenses                                                          2,219       2,370      5,788      5,608
                                                                        --------      ------    -------    -------
             Total noninterest expense                                    29,820      25,418     84,726     72,634
                                                                        --------      ------    -------    -------

             Income before income taxes                                   18,842      14,148     53,486     45,491

             Federal and state income taxes                                5,366       3,952     15,533     13,564
                                                                        --------      ------    -------    -------

                    Net income                                          $ 13,476      10,196     37,953     31,927
                                                                        ========      ======    =======    =======

Basic earnings per share                                                $   0.28        0.21       0.79       0.67
                                                                        ========      ======    =======    =======

Diluted earnings per share                                              $   0.28        0.21       0.78       0.66
                                                                        ========      ======    =======    =======

See accompanying notes to unaudited consolidated financial statements

                             NORTHWEST BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

THREE MONTHS ENDED MARCH 31, 2003

                                                                                             Accum.
                                                   Common Stock                              Other         Total
                                              ----------------------  Paid-in  Retained  Comprehensive  Shareholders'
                                                Shares      Amount    Capital  Earnings     Income         Equity
                                              ----------  ----------  -------  --------  -------------  -------------
Beginning balance at December 31, 2002        47,639,626  $    4,764   72,321   253,606      6,457      $     337,148

Comprehensive income:
  Net income                                           -           -        -    10,196          -             10,196
  Change in unrealized gain on securities,
  net of tax and reclassification adjustment           -           -        -         -        220                220
                                              ----------  ----------   ------   -------      -----      -------------
Total comprehensive income                             -           -        -    10,196        220             10,416

Exercise of stock options                         20,307           2      102         -          -                104

Dividends paid ($.08 per share)                        -           -        -      (983)         -               (983)
                                              ----------  ----------   ------   -------      -----      -------------

Ending balance at March 31, 2003              47,659,933  $    4,766   72,423   262,819      6,677      $     346,685
                                              ==========  ==========   ======   =======      =====      =============

THREE MONTHS ENDED MARCH 31, 2004

                                                                                             Accum.
                                                   Common Stock                              Other         Total
                                              ----------------------  Paid-in  Retained  Comprehensive  Shareholders'
                                                Shares      Amount    Capital  Earnings     Income         Equity
                                              ----------  ----------  -------  --------  -------------  -------------
Beginning balance at December 31, 2003        47,788,950  $    4,779  185,975   292,878      6,433      $     490,065

Comprehensive income:
  Net income                                           -           -        -    13,476          -             13,476
  Change in unrealized gain on securities,
  net of tax and reclassification adjustment           -           -        -         -      1,214              1,214
                                              ----------  ----------   ------   -------      -----      -------------
Total comprehensive income                             -           -        -    13,476      1,214             14,690

Exercise of stock options                        144,595          14      450         -          -                464

Tax benefit for excess of fair value above
 cost of stock option plans                            -           -      695         -          -                695

Dividends paid ($.10 per share)                        -           -        -    (1,970)         -             (1,970)
                                              ----------  ----------  -------   -------      -----      -------------

Ending balance at March 31, 2004              47,933,545  $    4,793  187,120   304,384      7,647      $     503,944
                                              ==========  ==========  =======   =======      =====      =============

See accompanying notes to unaudited consolidated financial statements

                             NORTHWEST BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

THREE MONTHS ENDED MARCH 31, 2003

                                                                                             Accum.
                                                   Common Stock                              Other         Total
                                              ----------------------  Paid-in  Retained  Comprehensive  Shareholders'
                                                Shares      Amount    Capital  Earnings     Income         Equity
                                              ----------  ----------  -------  --------  -------------  -------------
Beginning balance at June 30, 2003            47,549,659  $    4,755   71,838   233,831      6,216      $     316,640

Comprehensive income:
  Net income                                           -           -        -    31,927          -             31,927
  Change in unrealized gain on securities,
  net of tax and reclassification adjustment           -           -        -         -        461                461
                                              ----------  ----------   ------   -------      -----      -------------
Total comprehensive income                             -           -        -    31,927        461             32,388

Exercise of stock options                        110,274          11      585         -          -                596

Dividends paid ($.24 per share)                        -           -        -    (2,939)         -             (2,939)
                                              ----------  ----------   ------   -------      -----      -------------

Ending balance at March 31, 2003              47,659,933  $    4,766   72,423   262,819      6,677      $     346,685
                                              ==========  ==========   ======   =======      =====      =============

THREE MONTHS ENDED MARCH 31, 2004

                                                                                             Accum.
                                                   Common Stock                              Other         Total
                                              ----------------------  Paid-in  Retained  Comprehensive  Shareholders'
                                                Shares      Amount    Capital  Earnings     Income         Equity
                                              ----------  ----------  -------  --------  -------------  -------------
Beginning balance at June 30, 2003            47,693,981  $    4,769   72,787   271,599      7,777      $     356,932

Comprehensive income:
  Net income                                           -           -        -    37,953          -             37,953
  Change in unrealized gain on securities,
  net of tax and reclassification adjustment           -           -        -         -       (130)              (130)
                                              ----------  ----------  -------   -------      -----      -------------
Total comprehensive income                             -           -        -    37,953       (130)            37,823

Exercise of stock options                        239,564          24      834         -          -                858
Tax benefit for excess of fair value above
 cost of stock option plans                            -           -      695                                     695

Proceeds from incremental stock offering,
 net of related expenses of $2,196                     -           -  112,804         -          -            112,804

Dividends paid ($.30 per share)                        -           -        -    (5,168)         -             (5,168)
                                              ----------  ----------  -------   -------      -----      -------------

Ending balance at March 31, 2004              47,933,545  $    4,793  187,120   304,384      7,647      $     503,944
                                              ==========  ==========  =======   =======      =====      =============

See accompanying notes to unaudited consolidated financial statements

                             NORTHWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Three months ended        Nine months ended
                                                                               March 31,                 March 31,
                                                                          2004          2003         2004         2003
                                                                        ---------     --------     --------     --------
OPERATING ACTIVITIES:
 Net Income                                                             $  13,476       10,196       37,953       31,927
 Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                              1,659        2,294        5,119        6,120
     Net loss (gain) on sale of assets                                     (1,362)        (648)      (6,720)      (2,592)
     Net depreciation, amortization and accretion                           6,638        2,611       11,399        7,444
     Decrease (increase) in other assets                                    2,679        1,614       17,405       (7,133)
     Increase (decrease) in other liabilities                               2,905         (847)      (9,953)      (1,919)
     Net amortization (accretion) of premium/ discount on
      marketable securities                                                   791          111        6,557         (424)
                                                                        ---------     --------     --------     --------
       Net cash provided by operating activities                           26,786       15,331       61,760       33,423

INVESTING ACTIVITIES:
     Purchase of marketable securities held-to-maturity                   (78,862)    (211,133)     (78,862)    (476,280)
     Purchase of marketable securities available-for-sale                 (53,999)    (276,984)    (546,620)    (438,984)
     Proceeds from maturities and principal reductions
      of marketable securities held-to-maturity                            52,619      102,231      314,137      229,398
     Proceeds from maturities and principal reductions
      of marketable securities available-for-sale                         123,572       53,004      497,529      148,675
     Proceeds from sales of marketable securities, available-for-sale      62,235       25,019      280,792       82,999
     Loan originations                                                   (233,909)    (306,736)    (974,341)    (921,465)
     Proceeds from loan maturities and principal reductions               177,157      255,785      682,717      683,265
     Proceeds from loan sales                                              19,972       50,517       68,458      166,415
     Sale (purchase) of FHLB stock                                            475       (3,393)      13,868       (8,321)
     Proceeds from sale of real estate owned                                1,470        1,456        4,797        4,035
     Net (purchase) sale of real estate owned for investment                 (380)         159         (226)          77
     Purchase of premises and equipment                                    (7,198)      (1,736)     (16,989)      (7,942)
     Acquisitions, net of cash received                                         -            -      (95,167)       2,619
                                                                        ---------     --------     --------     --------
       Net cash provided (used) by investing activities                    63,152     (311,811)     150,093     (535,509)

                             NORTHWEST BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                  Three months ended        Nine months ended
                                                                       March 31,                 March 31,
                                                                  2004          2003         2004         2003
                                                                ---------     --------     --------      -------
FINANCING ACTIVITIES:
   Increase (decrease) in deposits, net                         $  15,078      177,409     (159,903)     454,039
   Proceeds from long-term borrowings                                   -            -            -      180,000
   Repayments of long-term borrowings                                (343)      (4,214)    (203,050)     (15,684)
   Net increase (decrease) in short-term borrowings                (5,019)      (1,195)      (2,148)       4,010
   Increase (decrease) in advances by borrowers for
    taxes and insurance                                            (1,500)         (69)      (3,724)      (3,738)
   Cash dividends paid                                             (1,970)        (983)      (5,168)      (2,939)
   Proceeds from stock offering, net                                    -            -      112,804            -
   Proceeds from stock options exercised                              464          104          858          596
                                                                ---------     --------     --------      -------
     Net cash provided (used) by financing activities               6,710      171,052     (260,331)     616,284

Net increase (decrease) in cash and cash equivalents               96,648     (125,428)     (48,478)     114,198
                                                                =========     ========     ========      =======

  Cash and cash equivalents at beginning of period                174,874      457,380      320,000      217,754
  Net increase (decrease) in cash and cash equivalents             96,648     (125,428)     (48,478)     114,198
                                                                ---------     --------     --------      -------
  Cash and cash equivalents at end of period                      271,522      331,952      271,522      331,952
                                                                =========     ========     ========      =======

  Cash and cash equivalents:
    Cash and due from banks                                        67,663       47,456       67,663       47,456
    Interest-earning deposits in other financial institutions     203,859      284,496      203,859      284,496
                                                                ---------     --------     --------      -------
     Total cash and cash equivalents                              271,522      331,952      271,522      331,952
                                                                =========     ========     ========      =======

  Cash paid during the period for:
    Interest on deposits and borrowings (including interest
    credited to deposit accounts of $19,853, $22,407
    $64,577 and $69,924, respectively)                             30,250       34,086       94,916      105,627
                                                                =========     ========     ========      =======
    Income taxes                                                       85        1,950        2,879       10,829
                                                                =========     ========     ========      =======

  Business acquisitions:
    Fair value of assets acquired                                       -            -      908,873      176,885
    Cash received (paid)                                                -            -      (95,167)       2,619
                                                                ---------     --------     --------      -------
     Liabilities assumed                                                -            -      813,706      179,504
                                                                =========     ========     ========      =======

  Non-cash activities:
    Loans transferred to real estate owned                            750          702        2,789        2,149
                                                                =========     ========     ========      =======
    Sale of real estate owned financed by the Company                   -          280          317          584
                                                                =========     ========     ========      =======

See accompanying notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC is a federal mutual holding company which owns approximately 59% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the "Company"). The Company is a federal corporation and is organized as a savings and loan holding company and is regulated by the Office of Thrift Supervision ("OTS"). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania chartered savings bank and Jamestown Savings Bank, a New York chartered savings bank. Together the banks operate 145 community banking offices throughout northwest, southwest and central Pennsylvania, western New York and eastern Ohio.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the necessary footnote information for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Certain items previously reported may have been reclassified to conform with the current period's reporting format. The results of operations for the three months and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

AS OF OR FOR THE THREE MONTHS ENDED:

                               Community    Consumer
MARCH 31, 2004 ($ IN 000'S)      Banks      Finance    All Other*   Consolidated
----------------------------   ----------   --------   ----------   ------------
External interest income       $   68,153      4,393          149        72,695
Intersegment interest income        1,118          -       (1,118)            -
Interest expense                   28,331      1,195          708        30,234
Provision for loan losses           1,010        649            -         1,659
Noninterest income                  7,548        254           58         7,860
Noninterest expense                27,328      2,041          451        29,820
Income tax expense (benefit)        5,781        315         (730)        5,366
Net income                         14,369        447       (1,340)       13,476
                               ----------    -------       ------     ---------
Total assets                   $5,657,354    121,692       22,486     5,801,532

                               Community    Consumer
MARCH 31, 2003 ($ IN 000'S)      Banks      Finance    All Other*   Consolidated
----------------------------   ----------   --------   ----------   ------------
External interest income       $   64,603      4,513          151        69,267
Intersegment interest income        1,243          -       (1,243)            -
Interest expense                   32,101      1,343          366        33,810
Provision for loan losses           1,794        500            -         2,294
Noninterest income                  6,107        296            -         6,403
Noninterest expense                23,278      1,930          210        25,418
Income tax expense (benefit)        4,123        429         (600)        3,952
Net income                         10,657        607       (1,068)       10,196
                               ----------    -------       ------     ---------
Total assets                   $4,987,757    123,236       20,310     5,131,303

* Eliminations consist of intercompany interest income and interest expense.

AS OF OR FOR THE NINE MONTHS ENDED:

                               Community    Consumer
MARCH 31, 2004 ($ IN 000'S)      Banks      Finance    All Other*   Consolidated
----------------------------   ----------   --------   ----------   ------------
External interest income       $  199,530     13,224          452       213,206
Intersegment interest income        3,401          -       (3,401)            -
Interest expense                   89,241      3,636        1,929        94,806
Provision for loan losses           3,115      2,004            -         5,119
Noninterest income                 23,943        804          184        24,931
Noninterest expense                77,730      5,973        1,023        84,726
Income tax expense (benefit)       16,546      1,002       (2,015)       15,533
Net income                         40,242      1,413       (3,702)       37,953
                               ----------    -------       ------     ---------
Total assets                   $5,657,354    121,692       22,486     5,801,532

                               Community    Consumer
MARCH 31, 2003 ($ IN 000'S)      Banks      Finance    All Other*   Consolidated
----------------------------   ----------   --------   ----------   ------------
External interest income       $  194,634     13,558          256       208,448
Intersegment interest income        4,089          -       (4,089)            -
Interest expense                   99,377      4,404          505       104,286
Provision for loan losses           4,189      1,931            -         6,120
Noninterest income                 19,284        799            -        20,083
Noninterest expense                66,607      5,620          407        72,634
Income tax expense (benefit)       14,281        996       (1,713)       13,564
Net income                         33,553      1,406       (3,032)       31,927
Total assets                   $4,987,757    123,236       20,310     5,131,303

* Eliminations consist of intercompany interest income and interest expense.

(4)   BUSINESS COMBINATION

On August 31, 2003, the Company completed the previously announced acquisition of First Bell Bancorp, Inc., and its subsidiary Bell Federal Savings and Loan Association of Bellevue (collectively "Bell"), both headquartered in Bellevue, Pennsylvania. The acquisition included the seven offices of Bell, assets of $933.0 million including cash of $22.6 million, investments of $544.8 million, loans of $224.5 million, goodwill of $50.2 million, core deposit intangible of $15.1 million, noncompete intangible of $1.1 million, and other assets of $74.7 million. Liabilities assumed in the acquisition of $813.7 million include deposits of $609.4 million, long-term debt of $186.7 million and other liabilities of $17.6 million. Under terms of the agreement, shareholders of First Bell Bancorp, Inc. received $26.25 in cash for each share of common stock, or approximately $114.3 million. The acquisition created approximately $50.2 million of goodwill, none of which is tax deductible, $15.1 million of non-tax deductible core deposit intangible with an estimated life of seven years and a tax deductible non-compete intangible of $1.1 million with an estimated life of one year. The results of operations have been included in the consolidated financial statements beginning September 1, 2003.

(5)   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information for intangible assets subject to amortization for the periods indicated:

                                                   MARCH 31,   JUNE 30,
                                                     2004       2003
                                                   ---------   --------
Amortizable intangible assets:
 Core deposit intangibles - gross                  $ 19,503       4,401
 Less:  accumulated amortization                     (4,202)     (1,621)
                                                   --------      ------
 Core deposit intangibles - net                    $ 15,301       2,780
                                                   ========      ======
 Customer and Contract intangible assets - gross      1,881         831
 Less:  accumulated amortization                       (668)        (81)
                                                   --------      ------
 Customer and Contract intangible assets - net     $  1,213         750
                                                   ========      ======

The following table provides information for the changes in the carrying amount of goodwill:

                              COMMUNITY  CONSUMER
                                BANKS    FINANCE    TOTAL
                              ---------  --------  -------
Balance at June 30, 2002      $  70,343     893     71,236
Goodwill acquired                 4,970      --      4,970
Amortization                         --      --         --
Impairment losses                    --      --         --
                              ---------   -----    -------
Balance at June 30, 2003         75,313     893     76,206
Goodwill acquired                50,224     275     50,499
Amortization                         --      --         --
Impairment losses                    --      --         --
                              ---------   -----    -------
Balance at March 31, 2004     $ 125,537   1,168    126,705
                              =========   =====    =======

The following information shows the actual aggregate amortization expense for the current quarter, the prior year's quarter, and prior fiscal year as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years:

For the three months ended 3/31/03                 $   207
For the three months ended 3/31/04                   1,360
For the nine months ended 3/31/03                      519
For the nine months ended 3/31/04                    3,168
For the fiscal year ended 6/30/03                      650
For the fiscal year ended 6/30/04                    4,270
For the fiscal year ended 6/30/05                    4,267
For the fiscal year ended 6/30/06                    3,387
For the fiscal year ended 6/30/07                    2,732
For the fiscal year ended 6/30/08                    2,083
For the fiscal year ended 6/30/09                    1,537

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

The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit is $11.6 million, of which $11.2 million is fully collateralized. At March 31, 2004, the Company had a liability of $25,000 related to standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

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

Had compensation costs for the Company's stock option plan been determined consistent with the fair value method of SFAS 123, which requires entities to expense an estimated fair value of employee stock options granted, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                              MARCH 31,           MARCH 31,
                                           2004       2003     2004       2003
                                        ----------   ------   ------     ------
Net income:
  As reported                           $   13,476   10,196   37,953     31,927
  Deduct total stock-based employee
    compensation expense determined
    under fair-value-based method for
    all awards, net of tax                     (52)     (70)    (237)      (193)
                                        ----------   ------   ------     ------
  Pro forma                                 13,424   10,126   37,716     31,734
                                        ==========   ======   ======     ======
Basic earnings per share:
  As reported                                 0.28     0.21     0.79       0.67
  Pro forma                                   0.28     0.21     0.79       0.67
Diluted earnings per share:
  As reported                                 0.28     0.21     0.78       0.66
  Pro forma                                   0.28     0.21     0.78       0.66

There was no stock-based employee compensation expense related to the Company's stock option plan included in reported net income during the three or nine months ended March 31, 2004 or 2003.

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

                                                  THREE MONTHS ENDED  NINE MONTHS ENDED
                                                       MARCH 31,          MARCH 31,
                                                   2004       2003      2004      2003
                                                  -------    ------    ------    ------
Reported net income                               $13,476    10,196    37,953    31,927
Weighted average common shares outstanding         47,848    47,651    47,773    47,608
Common stock equivalents due to effect of stock
 options                                              637       547       597       521
                                                  -------    ------    ------    ------

       Total weighted average common
         shares and equivalents                    48,485    48,198    48,370    48,129
                                                  =======    ======    ======    ======

     Basic earnings per share:                    $  0.28      0.21      0.79      0.67
                                                  =======    ======    ======    ======

     Diluted earnings per share:                  $  0.28      0.21      0.78      0.66
                                                  =======    ======    ======    ======

(9)   PENSION AND POST-RETIREMENT BENEFITS

                     COMPONENTS OF NET PERIODIC BENEFIT COST

                                                 Three months ended March 31,
                                       Pension Benefits     Other Post-retirement Benefits
                                        2004      2003        2004                  2003
                                      -------    -------    -------               --------
Service cost                          $   817      631          -                    -
Interest cost                             642      552         19                   16
Expected return on plan assets            552      477          -                    -
Amortization of transition asset          (10)     (10)         -                    -
Amortization of prior service cost         24       24          -                    -
Amortization of the net (gain) loss       189       74          6                    1
                                      -------      ---         --                   --
  Net periodic benefit cost           $ 1,110      794         25                   17
                                      =======      ===         ==                   ==

                                                  Nine months ended March 31,
                                       Pension Benefits     Other Post-retirement Benefits
                                        2004      2003        2004                  2003
                                      -------    -------    -------               --------
Service cost                          $ 2,450     1,894        -                     1
Interest cost                           1,926     1,655       57                    48
Expected return on plan assets          1,656     1,432        -                     -
Amortization of transition asset          (30)      (30)       -                     -
Amortization of prior service cost         71        71        -                     -
Amortization of the net (gain) loss       568       222       17                     2
                                      -------     -----       --                    --
  Net periodic benefit cost           $ 3,329     2,380       74                    51
                                      =======     =====       ==                    ==

Contributions - As of March 31, 2004, the Company has made no contribution to its pension plans. The Company made an annual contribution of $3.5 million on April 30, 2004.

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

Overview of Critical Accounting Policies Involving Estimates

The Company has only one critical accounting policy that involves accounting estimates that: a) require assumptions about highly uncertain matters, and b) could vary sufficiently enough to cause a material effect on the Company's financial condition or results of operations. This policy relates to the allowance for loan losses.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2003 TO DECEMBER 31,
2003

ASSETS

At March 31, 2004 the Company had total assets of $5.802 billion, an increase of $580.0 million, or 11.1%, from $5.222 billion at June 30, 2003. This increase is primarily attributed to the acquisition of First Bell Bancorp, Inc. and its subsidiary Bell Federal Savings and Loan Association of Bellevue. Following the restructuring of the assets and liabilities acquired with Bell, this acquisition added assets of approximately $622.8 million, including net loans of $224.5 million, investments of $246.0 million, cash of $24.3 million, and bank owned life insurance of $22.8 million. The acquisition created intangible assets of approximately $66.4 million. The restructuring that was performed consisted primarily of the sale of $101.0 million of municipal securities and the repayment of $173.0 million of long-term fixed rate borrowings. These transactions were completed in September 2003.

Cash and due from banks, interest-earning deposits and marketable securities totaled $1.725 billion at March 31, 2004, an increase of $30.8 million, or 1.8%, from $1.694 billion at June 30, 2003. Net loans receivable increased by $441.2 million, or 13.6%, to $3.688 billion at March 31, 2004 from $3.247 billion at June 30, 2003. This increase resulted from the acquisition of Bell, which had net residential mortgage loans receivable of $224.5 million, and loan originations throughout the Company's existing retail network.

LIABILITIES

Deposits increased by $449.5 million, or 10.5%, to $4.713 billion at March 31, 2004 from $4.264 billion at June 30, 2003. This increase resulted primarily from the acquisition of Bell, which included deposits of $609.4 million which was partially offset by a net loss of deposits as the Company's depositors withdrew funds in reaction to changing conditions in the equity and fixed-income markets. Borrowed funds decreased by $19.3 million, or 4.1%, to $446.5 million at March 31, 2004 from $465.8 million at June 30, 2003. This decrease is the result of the maturity of FHLB advances.

CAPITAL RESOURCES AND LIQUIDITY

Total shareholders' equity at March 31, 2004 was $503.9 million, an increase of $147.0 million, or 41.2%, from $356.9 million at June 30, 2003. This increase was primarily attributable to the completion of an incremental stock offering during August 2003, whereby the Company raised capital of $112.8 million, net of issuance expenses of $2.2 million. In addition, the Company had net income for the nine-month period of $38.0 million, which was partially offset by the payment of cash dividends of $5.2 million.

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

                                 March 31, 2004

                                                                      Minimum Capital     Well Capitalized
                                                      Actual           Requirements         Requirements
                                                 ----------------    ----------------     ----------------
                                                  Amount    Ratio     Amount    Ratio      Amount    Ratio
                                                 --------   -----    --------   -----     --------   -----
Total Capital (to risk weighted assets):
Northwest Savings Bank                           $416,747   14.65%   $227,611    8.00%    $284,513   10.00%
Jamestown Savings Bank                           $ 23,254   11.14%   $ 16,693    8.00%    $ 20,867   10.00%

Tier I Capital (to risk weighted assets):
Northwest Savings Bank                           $388,107   13.64%   $113,805    4.00%    $170,708    6.00%
Jamestown Savings Bank                           $ 21,296   10.21%   $  8,347    4.00%    $ 12,520    6.00%

Tier I Capital (leverage) (to average assets):
Northwest Savings Bank                           $388,107    7.38%   $157,801    3.00%*   $263,002    5.00%
Jamestown Savings Bank                           $ 21,296    5.74%   $ 11,132    3.00%*   $ 18,553    5.00%

                                  June 30, 2003

                                                                      Minimum Capital     Well Capitalized
                                                      Actual           Requirements         Requirements
                                                 ----------------    ----------------     ----------------
                                                  Amount    Ratio     Amount    Ratio      Amount    Ratio
                                                 --------   -----    --------   -----     --------   -----
Total Capital (to risk weighted assets):
Northwest Savings Bank                           $315,809   12.37%   $204,279    8.00%    $255,349   10.00%
Jamestown Savings Bank                           $ 20,205   10.55%   $ 15,324    8.00%    $ 19,155   10.00%

Tier I Capital (to risk weighted assets):
Northwest Savings Bank                           $289,257   11.33%   $102,140    4.00%    $153,209    6.00%
Jamestown Savings Bank                           $ 18,654    9.74%   $  7,662    4.00%    $ 11,493    6.00%

Tier I Capital (leverage) (to average assets):
Northwest Savings Bank                           $289,257    6.03%   $143,853    3.00%*   $239,755    5.00%
Jamestown Savings Bank                           $ 18,654    5.56%   $ 10,061    3.00%*   $ 16,769    5.00%

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of March 31, 2004, the Company had not been advised of any additional requirements in this regard.

The Company's banking subsidiaries, Northwest and Jamestown, are required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the applicable state department of banking during their regular examinations. The Banks' internal liquidity requirements are based upon liquid assets as a percentage of deposits and borrowings ("liquidity ratio"). The Banks have maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratios at March 31, 2004 were 27.5% and 44.5% for Northwest and Jamestown, respectively. The Company and its subsidiaries adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

The Company paid $5.2 million in cash dividends during the first nine months of the current fiscal year, compared with $2.9 million in the same prior year period. Northwest Bancorp, MHC waived its right to receive dividends in both periods presented. The common stock dividend payout ratio (dividend declared per share divided by diluted earnings per share) was 35.7% in the three-month period ended March 31, 2004 on a dividend of $0.10 compared with 38.1% in the three-month period ended March 31, 2003 on a dividend of $0.08 per share. Because Northwest Bancorp, MHC waived the receipt of its dividends, the actual dividends paid were 14.6% and 9.6% of net income for the three months ended March 31, 2004 and 2003, respectively. In response to its need for additional liquidity, Northwest Bancorp, MHC intends to accept payment of the next quarterly dividend, which will be paid on May 14, 2004, in the amount of $2.8 million.

As a result of the incremental stock offering during the current fiscal year 7,255,520 shares, or 15.2%, of the total shares outstanding which were previously held by Northwest Bancorp, MHC, were sold in a subscription offering and are now held by minority shareholders and are receiving common stock dividends.

NONPERFORMING ASSETS

The following table sets forth information with respect to the Company's nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual status when they are more than 90 days contractually delinquent and may also be placed on nonaccrual status even if not more than 90 days delinquent but other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell or the principal balance of the related loan. Nonperforming assets increased by $669,000, or 1.8%, to $36.9 million at March 31, 2004 from $36.3 million at June 30, 2003. Management believes that the generally low level of nonperforming assets is attributable to existing credit policies and sustained collection procedures.

                                                        (Dollars in Thousands)

Loans accounted for on a nonaccrual basis:         March 31, 2004     June 30, 2003
-----------------------------------------------------------------------------------
One-to four- family residential loans                  $12,381           $11,140
--------------------------------------------------------------------------------
Multifamily and commercial real estate loans            13,797            11,975
--------------------------------------------------------------------------------
Consumer loans                                           5,017             4,896
--------------------------------------------------------------------------------
Commercial business loans                                2,790             4,602
--------------------------------------------------------------------------------
        Total                                          $33,985           $32,613
--------------------------------------------------------------------------------
Total nonperforming loans as a percentage of
 net loans receivable                                      .92%             1.00%
--------------------------------------------------------------------------------
Total real estate acquired through foreclosure
 and other real estate owned                           $ 2,961           $ 3,664
--------------------------------------------------------------------------------
        Total nonperforming assets                     $36,946           $36,277
--------------------------------------------------------------------------------
Total nonperforming assets as a percentage of
 total assets                                              .64%              .69%
--------------------------------------------------------------------------------

A loan is considered to be impaired, as defined by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The Company performs impairment tests on all loans of $500,000 or greater covered under SFAS 114, where there is a significant credit concern. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Residential mortgage and consumer loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that are excluded from the scope SFAS 114. Impaired loans at March 31, 2004 and June 30, 2003 were $34.0 million and $32.6 million, respectively.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND
2003

Net income for the three months ended March 31, 2004 was $13.5 million, or $.28 per diluted share, an increase of $3.3 million, or 32.2%, from $10.2 million, or $.21 per diluted share, for the same quarter last year. This increase resulted from an increase in net interest income of $7.0 million, a decrease in the provision for loan losses of $635,000 and an increase in noninterest income of $1.5 million. Partially offsetting these changes was an increase in noninterest expense of $4.4 million and an increase in income tax expense of $1.4 million.

Net income for the three months ended March 31, 2004 represents a return on average equity and return on average assets of 10.88% and .93%, respectively, compared to 11.94% and .81% for the same quarter last year.

INTEREST INCOME

Total interest income, on a fully taxable equivalent basis, increased by $3.9 million, or 5.6%, to $74.7 million primarily due to a $656.8 million, or 13.9%, increase in average interest earning assets to $5.379 billion for the three months ended March 31, 2004, from $4.722 billion for the three months ended March 31, 2003. The effect of this increase in average interest earning assets was partially offset by a decrease in the average fully taxable yield on interest earning assets to 5.55% from 5.99%. The decrease in the average yield on interest earning assets resulted from the continued effect of the historically low interest rate environment, while the increase in the average interest earning assets resulted from strong internal growth and the acquisition of Bell.

Interest income on loans receivable, on a fully taxable equivalent basis, increased by $1.9 million, or 3.2%, to $58.9 million due to an increase in the average balance outstanding of $492.4 million, or 15.3%, to $3.701 billion. The effect of this increase was partially offset by a decrease in the average rate to 6.36% from 7.11%. Average loans outstanding increased primarily as a result of internal loan growth as well as from the acquisition of Bell. The acquisition of Bell included $224.5 million of net loans receivable. The decrease in the average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans in the current interest rate environment.

Interest income on mortgage-backed securities decreased by $170,000, or 2.4%, to $6.9 million primarily because of a decrease in the average yield to 3.37% from 3.52%. The effect of the decrease in average yield was partially offset by an increase in the average balance of $16.1 million, or 2.0%, to $822.4 million from $806.3 million. The average yield on mortgage-backed securities, of which approximately 66% are variable rate, decreased primarily as a result of a decrease in short-term market interest rates. The average balance increased primarily as a result of the acquisition of Bell as well as the transfer of funds from overnight funds to mortgage-backed securities.

Interest income on investment securities, on a fully taxable equivalent basis, increased by $3.0 million, or 55.7%, to $8.5 million due primarily to an increase in the average balance of $327.4 million, or 92.9%, to $679.9 million from $352.5 million. The effect of the increase in average balance was partially offset by a decrease in the average fully taxable equivalent yield to 4.99% from 6.18%. The increase in the average balance of investment securities was primarily due to the investment of funds generated from strong internal deposit growth along with the acquisition of Bell. The decrease in the taxable equivalent yield is a result of the purchase of a substantial amount of securities during the low interest rate environment that has prevailed over the past eighteen months.

Interest income on interest-earning deposits decreased by $547,000, or 61.5%, as the average yield decreased to 0.96% from 1.11% and the average balance decreased $177.7 million, or 55.4%, to $143.1 million from $320.8 million. The decrease in the average interest rate is a result of the decrease in the targeted fed funds rate by the Federal Reserve Bank and the decrease in average balance resulted primarily from the Company's deployment of overnight funds into other interest earning assets which typically provide higher yields.

INTEREST EXPENSE

Total interest expense decreased by $3.6 million, or 10.6%, to $30.2 million from $33.8 million, due to a decrease in the average cost of interest-bearing liabilities to 2.40% from 3.02%. The effect of this decrease was partially offset by an increase in the average balance of $564.7 million, or 12.6%, to $5.045 billion from $4.480 billion. The decrease in the cost of funds resulted primarily from a reduction in the interest rates paid on deposits as a result of lower market interest rates. In addition, the increase in average interest-bearing deposits of $598.1 million, or 15.4%, occurred primarily in savings, checking and money market products that have no term and generally lower interest rates. The increase in the average balance of deposits was mainly attributed to the acquisition of Bell along with growth of existing offices and new office openings.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased by $7.5 million, or 20.4%, to $44.4 million from $36.9 million for the prior year period. This increase in net interest income was primarily attributable to the overall growth in the Company's balance sheet but was also augmented by an increase in net interest margin to 3.30% from 3.13%.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased by $635,000, or 27.7%, to $1.7 million. Management analyzes the allowance for loan losses as described in the section entitled "Allowance for Loan Losses." The provision that is recorded is sufficient, in management's judgment, to bring this reserve to a level that reflects the risk inherent in the Company's loan portfolio relative to loan mix, economic conditions and historical loss experience. As part of this analysis, management considered the net charge-offs for the period of $942,000, the growth in the loan portfolio, the level of nonperforming loans during the period and any changes in economic conditions. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

NONINTEREST INCOME

Noninterest income increased by $1.5 million, or 22.8%, to $7.9 million for the current quarter from $6.4 million for the same period in the prior year. Trust and other financial services income increased by $160,000, or 17.2%, to $1.1 million for the quarter primarily as a result of an increase in assets under management and the expansion of services provided by the Company's actuarial and benefit consulting subsidiary, Boetger & Associates. The Company's gain on sale of loans decreased by $433,000, or 127.4%, to a loss of $93,000 as the Company retained the majority of loans originated through its wholesale lending department. The gain on sale of marketable securities increased by $1.0 million, to $1.2 million for the quarter primarily as a result of securities being called during the period. Income from bank owned life insurance increased $245,000, or 31.1%, due to addition of approximately $22.8 million of bank owned life insurance acquired with the acquisition of Bell.

NONINTEREST EXPENSE

Noninterest expense increased by $4.4 million, or 17.3%, to $29.8 million from $25.4 million for the same quarter in the prior year. The Company noted that compensation and employee benefits expense increased by $2.3 million, or 16.5%, to $16.1 million for the current quarter from $13.8 million the prior year. The increase in compensation and employee benefits expense is primarily due to the growth of the Company during the past year as well as lower loan demand and therefore, a decrease in the amount of loan origination costs deferred in accordance with SFAS 91. Premises and occupancy costs, office operations and processing expense have all increased as a result of the growth of the Company. Amortization of intangible assets increased by $1.2 million, to $1.4 million as a result of the amortization of core deposit and non-compete intangibles associated with the Bell acquisition along with the amortization of contract intangible assets associated with the Boetger acquisition. Management believes that despite these increases in operating expenses, progress has been made in controlling expenses as the ratio of operating expense to average assets has remained around 2.0%.

INCOME TAXES

The provision for income taxes for the three-month period ended March 31, 2004 increased by $1.4 million, or 35.8%, compared to last year. This increase in income tax expense is primarily due to an increase in income before income taxes of $4.7 million, or 33.2%, to $18.8 million from $14.1 million.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND
2003

Net income for the nine months ended March 31, 2004 was $38.0 million, or $0.78 per diluted share, an increase of $6.1 million, or 18.9%, from $31.9 million, or $0.66 per diluted share, for the same period last year. This increase resulted from an increase in net interest income of $14.2 million, a decrease in the provision for loan losses of $1.0 million, and an increase in noninterest income of $4.8 million, offset by an increase in noninterest expense of $12.1 million.

Net income for the nine months ended March 31, 2004 represents a return on average equity and return on average assets of 10.90% and 0.88%, respectively, compared to 12.80% and 0.89% for the same period last year.

INTEREST INCOME

Total interest income, on a fully taxable equivalent basis, increased by $6.4 million, or 3.0%, to $219.0 million due primarily to an increase in average interest earning assets of $874.6 million, or 19.5%, to $5.352 billion from $4.478 billion. The effect of the increase in interest earning assets was offset by a decrease in the yield on interest earning assets to 5.46% from 6.33%. The increase in average interest earning assets resulted from strong internal deposit growth and the acquisition of Bell. The decrease in the overall yield on interest earning assets resulted from the repricing of variable rate assets, as well as the growth in interest earning assets, during the current interest rate environment.

Interest income on loans receivable increased by $416,000, or less than 1.0%, on a fully taxable equivalent basis, to $173.7 million due to an increase in average loans outstanding of $420.1 million, or 13.3%, to $3.575 billion from $3.155 billion. This increase was partially offset by a decrease in the fully taxable equivalent yield to 6.48% from 7.32%. Average loans outstanding increased because of continued loan demand throughout the Company's market area as well as the aforementioned acquisition of Bell. The decrease in average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans in a lower interest rate environment along with the growth in the Company's loan portfolio over the past eighteen months at interest rate levels lower than the existing average portfolio rate.

Interest income on mortgage-backed securities decreased by $1.4 million, or 7.1%, to $18.6 million. This decrease in interest income is primarily attributed to the decrease in average yield to 2.84% from 3.98%. The decrease in yield was partially offset by an increase in average balance of $203.9 million, or 30.5%, to $872.1 million from $668.2 million. The average yield on mortgage-backed securities, of which approximately 66% have variable rates, decreased in response to the continued low level of short-term market interest rates. The average balance increased primarily as a result of the Company choosing to invest additional funds in these securities as well as the acquisition of Bell, which had a substantial portfolio of mortgage-backed securities.

Interest income on investment securities increased by $9.4 million, or 59.6%, on a fully taxable equivalent basis, to $25.1 million from $15.7 million. This increase is primarily a result of an increase in the average balance of $342.2 million, or 104.6%, to $669.5 million from $327.3 million. The effect of the increase in average balance was partially offset by a decrease in the average yield to 4.99% from 6.39%. The increase in the average balance of investment securities was primarily due to the investment of available funds generated from deposit growth and the securities acquired with the acquisition of Bell. The decrease in the fully taxable equivalent yield is a result of purchasing investment securities in the current low interest rate environment.

Interest income on interest-earning deposits decreased by $1.6 million, or 53.9%, to $ 1.4 million from $3.0 million. This decrease is the result of a decline in both the average balance of interest earning deposits and the yield earned on these overnight funds. The average balance of interest-earning deposits decreased $99.3 million, or 33.2%, to $199.8 million from $299.1 million. The average yield decreased to 0.92% from 1.33%. The decrease in average balance is a result of the Company deploying the funds into other investments, which generate a higher rate of return, while the decrease in average yield is a result of the decline in market rates for overnight funds.

INTEREST EXPENSE

Total interest expense decreased by $9.5 million, or 9.1%, to $94.8 million from $104.3 million, primarily due to a decrease in the average cost of interest-bearing liabilities to 2.51% from 3.28%. The effect of the decrease in the average cost of interest-bearing liabilities was partially offset by an increase in the average balance of interest-bearing liabilities of $792.7 million, or 18.7%, to $5.031 billion from $4.239 billion. The decrease in the cost of funds resulted primarily from the Company's deposit accounts repricing at lower rates in response to the decrease in short-term interest rates. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $748.2 million, or 20.2%, in the average balance of deposits, mainly attributed to the acquisition of Bell along with growth of existing offices and new office openings.

NET INTEREST INCOME

Net interest income increased by $15.9 million, or 14.7%, on a fully taxable equivalent basis, to $124.2 million from $108.3 million. This increase in net interest income was attributable to the growth of the Company as the Company's net interest margin decreased to 3.09% from 3.23%.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased by $1.0 million, or 16.4%, to $5.1 million from $6.1 million in the same period last year. Management analyzes the allowance for loan losses as described in the section entitled "Allowance for Loan Losses." The provision that is recorded is sufficient, in management's judgement, to bring this reserve to a level that reflects the risk inherent in the Company's loan portfolio relative to loan mix, economic conditions and historical loss experience. As part of this analysis, management considered the net charge-offs for the period, which were $3.5 million, the average growth of the loan portfolio and the level of nonperforming loans. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

NONINTEREST INCOME

Noninterest income increased by $4.8 million, or 24.1%, to $24.9 million from $20.1 million in the same period last year. Trust and other financial services income increased by $349,000, or 13.5%, to $2.9 million from $2.6 million primarily as a result of the fee income contributed by Boetger & Associates, our actuarial and benefits consulting subsidiary, and increased trust fee income as a result of growth in assets under management. The Company's gain on sale of loans decreased by $1.3 million as the Company held most of the fixed-rate mortgage loans originated through its wholesale lending business during the current year. The gain on sale of investments increased $4.4 million as a result of the sale of municipal securities acquired with the acquisition of Bell along with the redemption of securities that were called by the issuer at prices in excess of the Company's carrying value. The gain on sale of REO increased $991,000 over the prior year as the Company successfully liquidated some larger parcels of foreclosed real estate. Income from bank owned life insurance increased by $564,000 due to the addition of $22.8 million of bank owned life insurance acquired as part of the Bell acquisition.

NONINTEREST EXPENSE

Noninterest expense increased by $12.1 million, or 16.6%, to $84.7 million as all major expense categories, except marketing, increased primarily as a result of significant growth in the Company's retail banking network, the expansion of its investment management, trust and brokerage services, and the addition of new products and services. The Company has added nine retail offices to its network during the past twelve months through new office openings and acquisitions. Management believes, however, that despite this increase in expenses, progress has been made in reducing operating expense to a level below 2.0% of average assets.

INCOME TAXES

The provision for income taxes for the nine-month period ended March 31, 2004 increased by $2.0 million, or 14.5%, compared to the same period last year. This increase is primarily due to the increase in income before income taxes of $8.0 million, or 17.6% which was partially offset by a decrease in the effective tax rate to 29.1% from 29.8% due to the increased investment in tax-free assets.

RECENTLY ISSUED ACCOUNTING STANDARDS

No new accounting standards were issued during the current quarter.

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

                                                                  Three Months Ended March 31,
                                                                2004                             2003
                                                  -------------------------------  -------------------------------
                                                                            Avg.                              Avg.
                                                    Average                Yield/     Average                Yield/
                                                    Balance     Interest   Cost       Balance      Interest  Cost
                                                  -----------   ---------  ------  ------------   ---------  ------
ASSETS:
Interest earning assets:
   Loans receivable (a) (b) (d)                   $ 3,701,017   $  58,871   6.36%  $  3,208,639   $  57,021  7.11%
   Mortgage-backed securities (c)                 $   822,395   $   6,929   3.37%  $    806,267   $   7,099  3.52%
   Investment securities (c) (d) (e)              $   679,890   $   8,485   4.99%  $    352,514   $   5,448  6.18%
   FHLB stock                                     $    32,712   $      50   0.61%  $     34,116   $     273  3.20%
   Other interest earning deposits                $   143,084   $     342   0.96%  $    320,795   $     889  1.11%
                                                  -----------   ---------   ----   ------------   ---------  ----

Total interest earning assets                     $ 5,379,098   $  74,677   5.55%  $  4,722,331   $  70,730  5.99%

Noninterest earning assets (f)                    $   419,041                      $    312,065
                                                  -----------                      ------------

TOTAL ASSETS                                      $ 5,798,139                      $  5,034,396
                                                  ===========                      ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing liabilities:
   Savings accounts                               $   994,755   $   3,415   1.37%  $    847,522   $   4,424  2.09%
   Now accounts                                   $   637,644   $   1,081   0.68%  $    595,551   $   1,737  1.17%
   Money market demand accounts                   $   792,942   $   3,193   1.61%  $    530,539   $   2,761  2.08%
   Certificate accounts                           $ 2,068,746   $  15,620   3.02%  $  1,922,331   $  17,482  3.64%
   Borrowed funds (g)                             $   448,429   $   4,996   4.46%  $    484,935   $   5,518  4.55%
   Debentures                                     $   102,062   $   1,929   7.56%  $     99,000   $   1,888  7.63%
                                                  -----------   ---------   ----   ------------   ---------  ----

Total interest bearing liabilities                $ 5,044,578   $  30,234   2.40%  $  4,479,878   $  33,810  3.02%

Noninterest bearing liabilities                   $   257,926                      $    212,872
                                                  -----------                      ------------

Total liabilities                                 $ 5,302,504                      $  4,692,750

Shareholders' equity                              $   495,635                      $    341,646
                                                  -----------                      ------------

TOTAL LIABILITIES AND EQUITY                      $ 5,798,139                       $ 5,034,396
                                                  ===========                      ============

Net interest income/ Interest rate spread                       $  44,443   3.15%                 $  36,920  2.97%

Net interest earning assets/ Net interest margin  $   334,520               3.30%  $    242,453              3.13%

Ratio of interest earning assets to
 interest bearing liabilities                            1.07X                             1.05X

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

                   Three months ended March 31, 2004 and 2003

                                                               NET
                                       RATE       VOLUME      CHANGE
                                     --------    --------    --------
Interest earning assets:
   Loans receivable                  $ (6,900)   $  8,750    $  1,850
   Mortgage-backed securities        $   (312)   $    142    $   (170)
   Investment securities             $ (2,022)   $  5,059    $  3,037
   FHLB stock                        $   (216)   $     (7)   $   (223)
   Other interest-earning deposits   $    (89)   $   (458)   $   (547)
                                     --------    --------    --------
Total interest-earning assets        $ (9,539)   $ 13,486    $  3,947

Interest-bearing liabilities:
   Savings accounts                  $ (1,777)   $    768    $ (1,009)
   Now accounts                      $   (778)   $    122    $   (656)
   Money market demand accounts      $   (934)   $  1,366    $    432
   Certificate accounts              $ (3,194)   $  1,332    $ (1,862)
   Borrowed funds                    $   (110)   $   (412)   $   (522)
   Debentures                        $    (18)   $     59    $     41
                                     --------    --------    --------
Total interest-bearing liabilities   $ (6,811)   $  3,235    $ (3,576)
                                     --------    --------    --------

Net change in net interest income    $ (2,728)   $ 10,251    $  7,523
                                     ========    ========    ========

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

                                                                      Nine Months Ended March 31,
                                                                  2004                           2003
                                                  -------------------------------  -------------------------------
                                                                           Avg.                             Avg.
                                                    Average                Yield/    Average                Yield/
                                                    Balance     Interest   Cost      Balance      Interest  Cost
                                                  -----------   ---------  ------  -----------   ---------  ------
ASSETS:
Interest earning assets:
   Loans receivable (a) (b) (d)                   $ 3,574,916   $ 173,701   6.48%  $ 3,154,814   $ 173,285   7.32%
   Mortgage-backed securities (c)                 $   872,142   $  18,556   2.84%  $   668,233   $  19,966   3.98%
   Investment securities (c) (d) (e)              $   669,539   $  25,050   4.99%  $   327,267   $  15,694   6.39%
   FHLB stock                                     $    35,822   $     357   1.33%  $    28,174   $     690   3.27%
   Other interest earning deposits                $   199,780   $   1,371   0.92%  $   299,149   $   2,974   1.33%
                                                  -----------   ---------   ----   -----------   ---------   ----

Total interest earning assets                     $ 5,352,199   $ 219,035   5.46%  $ 4,477,637   $ 212,609   6.33%

Noninterest earning assets (f)                    $   378,139                      $   308,897
                                                  -----------                      -----------

TOTAL ASSETS                                      $ 5,730,338                      $ 4,786,534
                                                  ===========                      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing liabilities:
   Savings accounts                               $   996,378   $  10,413   1.39%  $   781,049   $  13,623   2.33%
   Now accounts                                   $   670,219   $   4,157   0.83%  $   518,754   $   4,884   1.26%
   Money market demand accounts                   $   723,992   $   8,826   1.63%  $   480,709   $   8,579   2.38%
   Certificate accounts                           $ 2,069,935   $  50,211   3.23%  $ 1,931,810   $  56,318   3.89%
   Borrowed funds (g)                             $   469,738   $  15,472   4.39%  $   427,248   $  15,149   4.73%
   Debentures                                     $   101,041   $   5,727   7.56%  $    99,000   $   5,733   7.72%
                                                  -----------   ---------   ----   -----------   ---------   ----

Total interest bearing liabilities                $ 5,031,303   $  94,806   2.51%  $ 4,238,570   $ 104,286   3.28%

Noninterest bearing liabilities                   $   234,725                      $   215,412
                                                  -----------                      -----------
Total liabilities                                 $ 5,266,028                      $ 4,453,982

Shareholders' equity                              $   464,310                      $   332,552
                                                  -----------                      -----------
TOTAL LIABILITIES AND EQUITY                      $ 5,730,338                      $ 4,786,534
                                                  ===========                      ===========
Net interest income/ Interest rate spread                       $ 124,229   2.95%                $ 108,323   3.05%

Net interest earning assets/ Net interest margin  $   320,896               3.09%  $   239,067               3.23%

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

                    Nine months ended March 31, 2004 and 2003

                                                               NET
                                      RATE        VOLUME      CHANGE
                                     --------    --------    --------
Interest earning assets:
  Loans receivable                   $(22,659)   $ 23,075    $    416
  Mortgage-backed securities         $ (7,503)   $  6,093    $ (1,410)
  Investment securities              $ (7,058)   $ 16,414    $  9,356
  FHLB stock                         $   (520)   $    187    $   (333)
  Other interest-earning deposits    $   (768)   $   (835)   $ (1,603)
                                     --------    --------    --------
Total interest-earning assets        $(38,508)   $ 44,934    $  6,426

Interest-bearing liabilities:
  Savings accounts                   $ (6,966)   $  3,756    $ (3,210)
  Now accounts                       $ (2,153)   $  1,426    $   (727)
  Money market demand accounts       $ (4,095)   $  4,342    $    247
  Certificate accounts               $(10,134)   $  4,027    $ (6,107)
  Borrowed funds                     $ (1,184)   $  1,507    $    323
  Debentures                         $   (124)   $    118    $     (6)
                                     --------    --------    --------
Total interest-bearing liabilities   $(24,656)   $ 15,176    $ (9,480)
                                     --------    --------    --------

Net change in net interest income    $(13,852)   $ 29,758    $ 15,906
                                     ========    ========    ========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a thrift holding company, the Company's primary market risk is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company's interest sensitive liabilities typically have repricing periods or maturities of short duration, the Company has attempted to shorten the maturities of its assets by emphasizing the origination of short-term, fixed-rate consumer loans, one-to-four family residential mortgage loans with terms of fifteen years or less and adjustable rate mortgage loans, consumer loans and commercial loans. In addition, the Company has purchased shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.

The Company has an Asset/ Liability Committee consisting of several members of senior management which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and the Company's balance sheet structure. On a quarterly basis, this Committee also reviews the Company's interest rate risk position.

The Company also has a Risk Management Committee comprised of certain members of the Board of Directors which meets quarterly and reviews, among other things, interest rate risks and trends, the Company's interest sensitivity position, the Company's liquidity position and the market risk inherent in the Company's investment portfolio.

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

The following table illustrates the simulated impact of a 1% or 2% upward or 1% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. Given the low interest rate environment that existed in the current period, the impact of a 2% downward shift is not shown in the table. This analysis was prepared assuming that interest-earning asset levels at March 31, 2004 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2004 levels.

                                                                           Increase                   Decrease
Parallel shift in interest rates over the next 12 months                1.0%       2.0%            1.0%       2.0%
                                                                        ----       ----            ----       ----
Projected percentage increase/ (decrease) in net income                13.3%      16.7%          (7.2)%        NM
Projected increase/ (decrease) in return on average equity              1.1%       1.4%          (0.6)%        NM
Projected increase/ (decrease) in earnings per share                  $0.13      $0.16          $(0.07)        NM
Projected percentage increase/ (decrease) in market value of equity     1.2%       3.9%          (9.7)%        NM

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

           (b)  REPORTS ON FORM 8-K

During the third fiscal quarter, the Company filed or furnished the following Current Reports on Form 8-K:

(1) A report dated January 22, 2004, which included, under Items 7 and 12, the Company's press release announcing second quarter earnings.

(2) A report dated March 9, 2004, which included, under items 5 and 7, the Company's press release announcing Northwest Bancorp, Inc.'s intention to acquire Leeds Federal Savings Bank from Northwest Bancorp, MHC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCORP, INC.

Date: May 10, 2004                   By: /s/ William J. Wagner
                                         ---------------------------------------
                                           William J. Wagner
                                           President and Chief Executive Officer

Date: May 10, 2004                   By: /s/ William W. Harvey, Jr.
                                         ---------------------------------------
                                           William W. Harvey, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer