Form 10-K
period 2004-06-30
NORTHWEST BANCORP INC
filed 2004-09-13
CIK 1042064

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Fiscal Year Ended June 30, 2004

                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from --------------- to ---------------------

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

                                 (814) 726-2140
                                 --------------
                        (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:  COMMON STOCK, PAR
                                                            VALUE $.10 PER SHARE
                                                            --------------------
                                                              (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ].

      As of August 31, 2004, there were issued and outstanding 47,970,661 shares of the Registrant's Common Stock, including 28,110,698 shares held by Northwest Bancorp, MHC, the Registrant's mutual holding company.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2003, as reported by the Nasdaq National Market, was approximately $1.020 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2004 Annual Meeting of Stockholders of the Registrant (Part III).

                                     PART I

ITEM  1. BUSINESS

GENERAL

      NORTHWEST BANCORP, INC.

      Northwest Bancorp, Inc. is a Federal corporation formed on June 29, 2001, as the successor to a Pennsylvania corporation of the same name. Both the Federal corporation and its Pennsylvania predecessor are referred to as the "Company." The Company became the stock holding company of Northwest Savings Bank (the "Bank") in a transaction (the "Two-Tier Reorganization") that was approved by the Bank's stockholders in December of 1997, and completed in February of 1998. In the Two-Tier Reorganization, each share of the Bank's common stock was converted into and became a share of common stock of the Company, par value $0.10 per share (the "Common Stock"), and the Bank became a wholly-owned subsidiary of the Company. Northwest Bancorp, MHC (the "Mutual Holding Company"), which owned a majority of the Bank's outstanding shares of common stock immediately prior to completion of the Two-Tier Reorganization, became the owner of the same percentage of the outstanding shares of Common Stock of the Company immediately following the completion of the Two-Tier Reorganization. On August 25, 2003, the Company completed an incremental stock offering whereby the Company cancelled 7,255,520 shares of the Company's stock owned by the Mutual Holding Company and the Company sold the same number of shares in a subscription offering. After the subscription offering, the Mutual Holding Company owned approximately 59% of the Company's outstanding shares. For the past three fiscal years the Mutual Holding Company has received approval from the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends from the Company in the amount of $9,159,000, $11,317,000 and $8,488,000, respectively. However, as a result of additional liquidity needs, the Mutual Holding Company will not waive its right to receive future quarterly dividends until the transfer of both Leeds Federal Savings Bank ("Leeds") and First Carnegie Deposit ("First Carnegie") to Northwest Bancorp, Inc. has been completed. After such transfers have occurred, the Mutual Holding Company will seek regulatory approval to resume waiving dividends. As of June 30, 2004, the primary activity of the Company was the ownership of all of the issued and outstanding common stock of the Bank and of Jamestown Savings Bank ("Jamestown"). Jamestown was formed in November of 1995 as a de novo New York-chartered savings bank headquartered in Jamestown, New York. On September 10, 2004 the Company received regulatory approval to acquire Leeds from the Mutual Holding Company in a transaction accounted for as an exchange of shares between entities under common control. On July 6, 2004 the Company filed an application with the OTS to transfer ownership of First Carnegie from the Mutual Holding Company in a manner similar to the Leeds transaction.

      As of June 30, 2004, the Company, through the Bank and Jamestown, operated 147 community banking offices throughout its market area in northwest, southwest and central Pennsylvania, western New York, and eastern Ohio. The Company, through the Bank and its wholly owned subsidiaries, also operates 47 consumer lending offices throughout Pennsylvania and two consumer lending offices in New York. The Company has focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. The Company, directly or through its subsidiaries, also emphasizes the origination of consumer loans, including home equity, second mortgage, education and other consumer loans. To a lesser extent, the Company also originates multifamily residential and commercial real estate loans and commercial business loans.

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

      The Company's website (www.northwestsavingsbank.com) contains a direct link to the Company's filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings. Copies may also be obtained, without charge, by written request to Shareholder Relations, 301 Second Avenue, Warren, Pennsylvania 16365.

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

      As of June 30, 2004, Jamestown had ten offices in western New York.

MARKET AREA

      The Company has been, and intends to continue to be, an independent community-oriented financial institution offering a wide variety of financial services to meet the needs of the communities it serves. The Company is headquartered in Warren, Pennsylvania which is located in the northwestern region of Pennsylvania, and the Company has its highest concentration of deposits and loans in the portion of its office network located in northwestern Pennsylvania. Since the early 1990s, the Company has expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania. As of June 30, 2004, the Company operated in Pennsylvania 132 community banking offices and 47 consumer finance offices located in the counties of Allegheny, Armstrong, Bedford, Berks, Blair, Butler, Cambria, Cameron, Centre, Chester, Clarion, Clearfield, Clinton, Columbia, Crawford, Cumberland, Dauphin, Elk, Erie, Fayette, Forest, Huntingdon, Indiana, Jefferson, Lancaster, Lawrence, Lebanon, Luzerne, Lycoming, McKean, Mercer, Mifflin, Northumberland, Potter, Schuylkill, Tioga, Venango, Warren, Washington, Westmoreland and York. These 41 counties, which comprise 66% of the counties in Pennsylvania, are primarily experiencing a flat to declining growth rate in total population. In addition, like most of Pennsylvania, approximately 40% of the total population is 45 years old or older with approximately 25% of the population under the age of 18. Per capita income in these counties averages approximately $18,000 and the median house value is $82,200. Pennsylvania, like most of the nation, is experiencing an economic slowdown with unemployment rising from 4.6% in July 2001 to 5.3% in July 2004, which is slightly below the national average of approximately 5.5%. Most of the communities the Company serves, while showing improvement, are still dependent on the manufacturing sector, which accounts for approximately 16% of all Pennsylvania jobs compared to the national average of 18%. This sector has been hardest hit by the downturn in the economy and has seen an increase in foreign competition. Bankruptcy filings have also decreased with 5 out of every 1,000 people in Pennsylvania filing for bankruptcy protection, but are still below the national average of 6 out of every 1,000 people. In addition, the Company operated in Ohio five community banking offices located in the counties of Ashtabula, Geauga and Lake. Through Jamestown, the Company operated in New York ten community banking offices located in the counties of Chautauqua, Erie and Cattaraugus. The Company, through the Bank and its subsidiaries, also operates two consumer finance offices in southwestern New York.

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

                                                                             AT JUNE 30,
                                  --------------------------------------------------------------------------------------------------
                                          2004                2003                  2002              2001              2000
                                  -------------------  ------------------  -----------------    ----------------   -----------------
                                    AMOUNT    PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT   AMOUNT   PERCENT
                                  ----------  -------  ---------- -------  ---------- -------  ---------- ------- ---------- -------
                                                                         (DOLLARS IN THOUSANDS)
Real estate:
  One- to four-family ..........  $2,372,352    61.2%  $2,112,811   63.6%  $2,056,105   66.9%  $2,005,020   68.7% $1,836,154   70.9%
  Multifamily and commercial....     440,864    11.4      377,507   11.4      304,456    9.9      249,049    8.5     192,897    7.5
                                   ---------  ------   ----------  -----   ----------  -----   ---------- ------  ----------  -----
  Total real estate loans.......   2,813,216    72.6    2,490,318   75.0    2,360,561   76.8    2,254,069   77.2   2,029,051   78.4
Consumer:
  Automobile....................     120,887     3.1      118,120    3.6      117,240    3.8       94,475    3.2      72,955    2.8
  Home improvement..............     575,644    14.9      378,341   11.4      293,865    9.6      260,169    8.9     212,049    8.2
  Education loans...............      95,599     2.4       90,485    2.7       84,817    2.8       77,753    2.7      70,619    2.7
  Loans on savings accounts.....       6,646     0.2        7,132    0.2        7,733    0.2        8,923    0.3       8,052    0.3
  Other (1).....................     111,612     2.9      107,483    3.2      113,570    3.7      134,023    4.6     147,267    5.7
                                   ---------  ------   ----------  -----   ----------  -----   ---------- ------  ----------  -----
  Total consumer loans .........     910,388    23.5      701,561   21.1      617,225   20.1      575,343   19.7     510,942   19.7
Commercial business.............     149,509     3.9      130,115    3.9       95,968    3.1       89,784    3.1      49,992    1.9
                                   ---------  ------   ----------  -----   ----------  -----   ---------- ------  ----------  -----
    Total loans receivable,
      gross.....................   3,873,113   100.0%   3,321,994  100.0%   3,073,754  100.0%   2,919,196  100.0%  2,589,985  100.0%


Deferred loan fees..............      (6,805)              (7,409)             (2,938)             (2,517)            (1,829)
Undisbursed loan proceeds.......     (48,049)             (41,221)            (36,168)            (39,808)           (25,266)
Allowance for loan losses
  (real estate loans)...........     (14,132)             (13,087)            (11,703)            (11,629)           (11,334)
Allowance for loan losses
  (other loans).................     (15,557)             (13,506)            (10,339)             (8,661)            (6,926)
                                  ----------           ----------          ----------          ----------         ----------
    Total loans receivable,
      net.......................  $3,788,570           $3,246,771          $3,012,606          $2,856,581         $2,544,630
                                  ==========           ==========          ==========          ==========         ==========

------------------------------------
(1)   Consist primarily of secured and unsecured personal loans.

      FIXED- AND ADJUSTABLE-RATE LOANS. Set forth below are selected data regarding the dollar amounts of the Company's total loans represented by fixed- and adjustable-rate loans at the dates indicated.

                                                                             AT JUNE 30,
                                  --------------------------------------------------------------------------------------------------
                                          2004                2003                  2002              2001              2000
                                  -------------------  ------------------  -----------------    ----------------   -----------------
                                    AMOUNT    PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT   AMOUNT   PERCENT
                                  ----------  -------  ---------- -------  ---------- -------  ---------- ------- ---------- -------
                                                                         (DOLLARS IN THOUSANDS)
Real estate loans:
  Adjustable....................  $  511,324    13.2%  $  404,164   12.2%  $  229,596    7.5%  $  170,054    5.8% $  108,628    4.2%
  Fixed.........................   2,301,892    59.4    2,086,154   62.8    2,130,965   69.3    2,084,015   71.4   1,920,423   74.2
                                  ----------  ------   ---------- ------   ---------- ------   ---------- ------  ---------- ------
   Total real estate loans......   2,813,216    72.6    2,490,318   75.0    2,360,561   76.8    2,254,069   77.2   2,029,051   78.4

Other loans:
  Adjustable....................     200,961     5.2      186,561    5.6      225,889    7.3      197,403    6.8     151,177    5.8
  Fixed.........................     858,936    22.2      645,115   19.4      487,304   15.9      467,724   16.0     409,757   15.8
                                  ----------  ------   ---------- ------   ---------- ------   ---------- ------  ---------- ------
   Total other loans............   1,059,897    27.4      831,676   25.0      713,193   23.2      665,127   22.8     560,934   21.6
                                  ----------  ------   ---------- ------   ---------- ------   ---------- ------  ---------- ------
                                  $3,873,113   100.0%  $3,321,994  100.0%  $3,073,754  100.0%  $2,919,196  100.0% $2,589,985  100.0%
                                  ==========  ======   ========== ======   ==========  =====   ========== ======  ========== ======

      LOAN MATURITY AND REPRICING SCHEDULE. The following table sets forth the maturity or period of repricing of the Company's loan portfolio at June 30, 2004. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

                                                WITHIN 1                                             BEYOND 5
                                                 YEAR        1-2 YEARS   2-3 YEARS     3-5 YEARS      YEARS         TOTAL
                                              ----------    ----------   ----------    ----------   ----------   ----------
                                                                              (IN THOUSANDS)
Real estate loans:
   One- to four-family residential........    $  177,599    $  144,730   $  113,613    $  247,811   $1,688,599   $2,372,352
   Multifamily and commercial.............       145,174        53,841       47,817       141,404       52,628      440,864
Consumer loans............................       388,060        98,824       90,769       143,933      188,802      910,388
Commercial business loans.................        49,233        18,259       16,216        47,954       17,847      149,509
                                              ----------    ----------   ----------    ----------   ----------   ----------
Total loans...............................    $  760,066    $  315,654   $  268,415    $  581,102   $1,947,876   $3,873,113
                                              ==========    ==========   ==========    ==========   ==========   ==========

      FIXED- AND ADJUSTABLE-RATE LOAN SCHEDULE. The following table sets forth at June 30, 2004, the dollar amount of all fixed-rate and adjustable-rate loans due after June 30, 2005. Adjustable- and floating-rate loans are included in the table based on the contractual due date of the loan.

                                                   FIXED       ADJUSTABLE      TOTAL
                                                -----------    -----------  -----------
                                                             (IN THOUSANDS)
Real estate loans:
   One- to four-family residential..........    $ 2,286,517    $    40,765  $ 2,327,282
   Multifamily and commercial...............         92,396        284,960      377,356
Consumer loans..............................        413,401        201,029      614,430
Commercial business loans...................         39,054         17,271       56,325
                                                -----------    -----------  -----------
Total loans.................................    $ 2,831,368    $   544,025  $ 3,375,393
                                                ===========    ===========  ===========

      ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of the Company consists of the origination for retention in the Company's portfolio of owner-occupied one- to four-family residential mortgage loans secured by properties located in the Company's market area.

      The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, with either adjustable or fixed interest rates. Originations of fixed-rate mortgage loans versus adjustable-rate mortgage loans are monitored on an ongoing basis and are affected significantly by such things as the level of market interest rates, customer preference, the Company's interest rate sensitivity position and loan products offered by the Company's competitors. Therefore, even when management's strategy is to increase the originations of adjustable-rate mortgage loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans.

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

      The Company currently offers adjustable-rate mortgage loans with initial interest rate adjustment periods of one, three and five years, based on changes in a designated market index. The Company determines whether a borrower qualifies for an adjustable-rate mortgage loan based on the fully indexed rate of the adjustable-rate mortgage loan at the time the loan is originated. One- to four-family residential adjustable-rate mortgage loans totaled $42.7 million, or 1.1% of the Company's gross loan portfolio at June 30, 2004.

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

      In the past, the Company purchased loans that are serviced by other institutions and that are secured by one- to four-family residences. At June 30, 2004, the Company's portfolio of loans serviced by others totaled $7.3 million. The Company currently has no formal plans to enter into new loan participations.

      Included in the Company's $2.372 billion portfolio of one- to four-family residential real estate loans are construction loans of $24.2 million, or 0.6% of the Company's total loan portfolio. The Company offers fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one- to four-family residences in the Company's market area to builders or to owners who have a contract for construction. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. During the construction phase the loans have a fixed interest rate and convert into either a fixed-rate or an adjustable-rate mortgage loan at the end of the construction period. Advances are made as construction is completed. In addition, the Company originates loans within its market area that are secured by individual unimproved or improved lots. Land loans are currently offered with fixed-rates for terms of up to 10 years. The maximum loan-to-value ratio for the Company's land loans is 75% of the appraised value, and the maximum loan-to-value ratio for the Company's construction loans is 95% of the lower of cost or appraised value.

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

      MULTIFAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Company's multifamily residential real estate loans are secured by multifamily residences, such as rental properties. The Company's commercial real estate loans are secured by nonresidential properties such as hotels, church property, and retail establishments. At June 30, 2004, a significant portion of the Company's multifamily residential and commercial real estate loans were secured by properties located within the Company's market area. The Company's largest multifamily residential real estate loan relationship at June 30, 2004, had a principal balance of $6.0 million, and was collateralized by a condominium project in Allegheny County, Pennsylvania. This loan was performing in accordance with its terms as of June 30, 2004. The Company's largest commercial real estate loan relationship at June 30, 2004, had a principal balance of $12.6 million and was collateralized by nursing homes in northwestern Pennsylvania. This loan was performing in accordance with its terms as of June 30, 2004. Multifamily residential and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates. The terms of each multifamily residential and commercial real estate loan are negotiated on a case-by-case basis. The Company generally makes multifamily residential and commercial real estate loans up to 75% of the appraised value of the property collateralizing the loan.

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

      CONSUMER LOANS. The principal types of consumer loans offered by the Company are adjustable-rate home equity lines of credit and variable-rate education loans, and fixed-rate consumer loans such as second mortgage loans, home equity loans, automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by deposit accounts. Consumer loans are offered with maturities generally of less than ten years. The Company's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less. Such loans are offered on an adjustable-rate basis with terms of up to ten years. At June 30, 2004, the disbursed portion of home equity lines of credit totaled $150.7 million, or 16.6%, of consumer loans, with $205.2 million remaining undisbursed.

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

      COMMERCIAL BUSINESS LOANS. The Company currently offers commercial business loans to existing customers to finance various activities in the Company's market area, some of which are secured in part by additional real estate collateral. The largest commercial business loan relationship was a loan to the Mutual Holding Company which had a principal balance of $22.0 million, and was secured by all of the assets of the Mutual Holding Company. The primary assets of the Mutual Holding Company are its ownership of two subsidiary banks, Leeds Federal and First Carnegie Deposit.

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

      LOAN ORIGINATIONS, SOLICITATION, PROCESSING, AND COMMITMENTS. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, mortgage brokers and walk-in customers. All of the Company's loan originators are salaried employees, and the Company does not pay commissions in connection with loan originations. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an in-house appraiser or an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. A loan processor in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. The Company has a formal loan policy which assigns lending limits to the Company's various loan officers. Also, the Company has a Credit Committee which meets as needed to review and verify that the assigned lending limits are being followed and to monitor the Company's lending policies and the Company's loan activity. The Company has a Senior Loan Committee which has lending authority as designated in the Company's loan policy that is approved by the Board of Directors. Loans exceeding the limits established for the Senior Loan Committee must be approved by the Executive Committee of the Board of Directors or by the entire Board of Directors. The Company's policy is to make no loans either individually or in the aggregate to one entity in excess of $7.5 million. Exceptions to this policy are permitted with the prior approval from the Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Company, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At June 30, 2004, the Company had commitments to originate $144.9 million of loans.

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

      ORIGINATION, PURCHASE AND SALE OF LOANS. The table below shows the Company's originations of loans for the periods indicated.

                                                                         YEARS ENDED JUNE 30,
                                                                 ------------------------------------
                                                                    2004         2003         2002
                                                                 ----------   ----------   ----------
                                                                            (IN THOUSANDS)
Loans receivable, gross, at beginning of period.............     $3,321,994   $3,073,754   $2,919,196
Originations................................................      1,307,118    1,301,263      974,413
Principal repayments........................................       (891,957)    (948,781)    (697,427)
Loan purchases including acquisitions.......................        224,532      130,631       22,945
Loan sales and change in undisbursed loan proceeds..........        (83,927)    (231,820)    (140,991)
Transfer to REO.............................................         (4,647)      (3,053)      (4,382)
                                                                 ----------   ----------   ----------
   Loans receivable, gross, at end of period................     $3,873,113   $3,321,994   $3,073,754
                                                                 ==========   ==========   ==========

      LOAN ORIGINATION FEES AND OTHER INCOME. In addition to interest earned on loans, the Company generally receives loan origination fees. To the extent that loans are originated or acquired for the Company's portfolio, Statement of Financial Accounting Standards No. 91 ("SFAS 91") requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At June 30, 2004 the Company had $6.8 million of net deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

      In addition to loan origination fees, the Company also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from operations of real estate owned ("REO"). The Company recognized fees and service charges of $13.8 million, $13.4 million and $11.9 million, for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

      LOANS-TO-ONE BORROWER. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At June 30, 2004, the largest aggregate amount loaned by the Company to one borrower totaled $22.0 million and was secured by all of the assets of the Mutual Holding Company. The Company's second largest lending relationship totaled $12.6 million and was secured by commercial property. The Company's third largest lending relationship totaled $8.4 million and was secured by land and real estate. The Company's fourth largest lending relationship was for $7.5 million and was secured by commercial real estate. The Company's fifth largest lending relationship totaled $7.5 million and was secured by commercial real estate.

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

                                                                                      AT JUNE 30,
                                                      ---------------------------------------------------------------------------
                                                              2004                 2003         2002           2001        2000
                                                      --------------------        -------      -------        -------     -------
                                                      NUMBER       BALANCE
                                                      ------       -------
                                                                                  (DOLLARS IN THOUSANDS)
Loans past due 30 days to 59 days:
  One- to four-family residential loans ..........       74        $ 3,487        $ 2,665      $ 4,068        $ 3,055     $ 2,030
  Multifamily and commercial loans ...............       19          2,201          1,291        1,278          1,184         806
  Consumer loans .................................      868          4,778          3,705        3,243          3,439       2,108
  Commercial business loans ......................        9            782            308          165            418         535
                                                      -----        -------        -------      -------        -------     -------
   Total loans past due 30 days to 59 days .......      970        $11,248        $ 7,969      $ 8,754        $ 8,096     $ 5,479
                                                      -----        -------        -------      -------        -------     -------
Loans past due 60 days to 89 days:
  One- to four-family residential loans ..........       92        $ 4,855        $ 2,890      $ 3,478        $ 3,001     $ 2,205
  Multifamily and commercial loans ...............       12          1,023            873          269            248         152
  Consumer loans .................................      440          2,011          1,903        1,604          1,262         777
  Commercial business loans ......................        6            309            159           35            758          47
                                                      -----        -------        -------      -------        -------     -------
   Total loans past due 60 days to 89 days .......      550        $ 8,198        $ 5,825      $ 5,386        $ 5,269     $ 3,181
                                                      -----        -------        -------      -------        -------     -------
Loans past due 90 days or more (1):
  One- to four-family residential loans ..........      222        $10,880        $11,140      $ 7,278        $ 6,874     $ 5,753
  Multifamily and commercial loans ...............       43         13,823         11,975        2,407          2,296       1,923
  Consumer loans .................................    1,055          4,536          4,896        3,991          3,129       2,459
  Commercial business loans ......................       26          2,824          4,602        2,124          5,336         125
                                                      -----        -------        -------      -------        -------     -------
   Total loans past due 90 days or more ..........    1,346        $32,063        $32,613      $15,800        $17,635     $10,260
                                                      -----        -------        -------      -------        -------     -------

Total loans 30 days or more past due .............    2,866        $51,509        $46,407      $29,940        $31,000     $18,920
                                                      =====        =======        =======      =======        =======     =======

Total loans 90 days or more past due (1) .........    1,346        $32,063        $32,613      $15,800        $17,635     $10,260

Total REO ........................................       70          3,845          3,664        5,157          3,697       2,144
                                                      -----        -------        -------      -------        -------     -------
Total loans 90 days or more past due and REO......    1,416        $35,908        $36,277      $20,957        $21,332     $12,404
                                                      =====        =======        =======      =======        =======     =======
Total loans 90 days or more past due to
  net loans receivable ...........................                    0.84%          1.00%        0.52%          0.62%       0.40%
Total loans 90 days or more past due
  and REO to total assets ........................                    0.62%          0.69%        0.49%          0.55%       0.36%

-------------------------------
(1) The Company classifies as nonperforming all loans 90 days or more delinquent.

      During the fiscal year ended June 30, 2004, gross interest income of approximately $2.5 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. No interest income on nonaccrual loans was included in income during such period.

      CLASSIFICATION OF ASSETS. The Company's policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as debt and equity securities, considered to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. At June 30, 2004, the Company had 84 loans, with an aggregate principal balance of $23.0 million, designated as special mention.

      The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations. The Company's largest classified assets are also the Company's largest nonperforming assets.

      The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                               AT JUNE 30,
                                                  -------------------------------------
                                                    2004           2003          2002
                                                  -------       --------       --------
                                                              (IN THOUSANDS)
Substandard assets...........................     $58,402       $ 47,278       $ 38,398
Doubtful assets..............................       5,055          3,256          1,465
Loss assets..................................         259             --             --
                                                  -------       --------       --------
   Total classified assets...................     $63,716       $ 50,534       $ 39,863
                                                  =======       ========       ========

      ALLOWANCE FOR LOAN LOSSES. Loans that have been classified as substandard or doubtful are reviewed by the Credit Review and Administration ("Credit Review") department for possible impairment under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.

      If an individual loan is deemed to be impaired the Credit Review department determines the proper measurement of impairment for each loan based on one of three methods as prescribed by SFAS No. 114: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is more or less than the recorded investment in the loan, the Credit Review department adjusts the specific allowance associated with that individual loan accordingly.

      If a substandard or doubtful loan is not considered to be individually impaired, it is grouped with other loans that possess common characteristics for impairment evaluation and analysis under the provisions of SFAS No. 5, "Accounting for Contingencies." This segmentation is accomplished by grouping loans of similar product types, risk characteristics and industry concentration into homogeneous pools. Each pool is then analyzed based on historical delinquency, charge-off and recovery trends with consideration given to the current economic, political, regulatory and interest rate environment. A range of losses is then established that reflects the highest and lowest loss ratios in any one fiscal year. This historical net charge-off amount as a percentage of loans outstanding for each group is used to estimate the measure of impairment.

      The individual impairment measures along with the estimated range of losses for each homogeneous pool are consolidated into one summary document. This summary schedule along with the supporting documentation used to establish this schedule is presented to the Credit Committee on a quarterly basis by the Credit Review department. The Credit Committee is comprised of members of Senior Management from mortgage, consumer and commercial lending, appraising, administration, finance and the President of the Company. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, discusses lending products, activity, competition and collateral values, as well as economic conditions in general and in each market area of the Company. Based on this review and discussion the appropriate range of the allowance for loan losses is estimated and any adjustments necessary to reconcile the actual allowance for loan losses with this estimate is determined. In addition, the Credit Committee considers if any changes to the methodology are needed. The Credit Committee also compares the Company's delinquency trends, nonperforming asset amounts and allowance for loan losses levels to its peer group and to state and national statistics. A similar review is also performed by the Board of Director's Risk Management Committee.

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

      Management acknowledges that this is a dynamic process and consists of factors, many of which are external and out of management's control, that can change. The adequacy of the allowance for loan losses is based upon estimates using all the information previously discussed as well as current and known circumstances and events. There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.

      ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                     YEARS ENDED JUNE 30,
                                                           ---------------------------------------------------------------------
                                                              2004          2003          2002           2001            2000
                                                           -----------   -----------   -----------    -----------    -----------
                                                                                      (IN THOUSANDS)
Net loans receivable ...................................   $ 3,788,570   $ 3,246,771   $ 3,012,606    $ 2,856,581    $ 2,544,630
Average loans outstanding ..............................     3,621,858     3,169,180     2,935,629      2,715,012      2,436,260

Allowance for loan losses balance at beginning of
  period ...............................................        26,593        22,042        20,290         18,260         16,773
Provision for loan losses ..............................         6,842         8,431         6,360          5,347          4,149
Charge-offs:
  Real estate loans ....................................          (176)         (239)         (292)          (176)          (289)
  Consumer loans .......................................        (5,097)       (4,281)       (4,452)        (3,528)        (2,987)
  Commercial loans .....................................          (461)       (1,258)         (569)          (158)            --
                                                           -----------   -----------   -----------    -----------    -----------
   Total charge-offs ...................................        (5,734)       (5,778)       (5,313)        (3,862)        (3,276)
                                                           -----------   -----------   -----------    -----------    -----------
Recoveries:
  Real estate loans ....................................            --            47            63             32             75
  Consumer loans .......................................           561           527           382            453            481
  Commercial loans .....................................           502           123            23             60             33
                                                           -----------   -----------   -----------    -----------    -----------
   Total recoveries ....................................         1,063           697           468            545            589
Acquired through acquisition ...........................           925         1,201           237             --             25
                                                           -----------   -----------   -----------    -----------    -----------
  Allowance for loan losses balance at end of period ...   $    29,689   $    26,593   $    22,042    $    20,290    $    18,260
                                                           ===========   ===========   ===========    ===========    ===========
Allowance for loan losses as a percentage of net
  loans receivable .....................................          0.78%         0.82%         0.73%          0.71%          0.72%
Net charge-offs as a percentage of average
  loans outstanding ....................................          0.13%         0.16%         0.17%          0.12%          0.11%
Allowance for loan losses as a percentage of
  nonperforming loans ..................................         92.60%        81.54%       139.51%        115.06%        177.97%
Allowance for loan losses as a percentage
  of nonperforming loans and REO .......................         82.68%        73.31%       105.18%         95.12%        147.21%

      ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated.

                                                                           AT JUNE 30,
                               ---------------------------------------------------------------------------------------------------
                                      2004                 2003               2002                 2001               2000
                               ------------------  ------------------  ------------------ ------------------  --------------------
                                          % OF                 % OF                % OF               % OF                  % OF
                                          TOTAL                TOTAL               TOTAL              TOTAL                 TOTAL
                                AMOUNT   LOANS (1)   AMOUNT  LOANS (1)   AMOUNT  LOANS (1)  AMOUNT  LOANS (1)  AMOUNT     LOANS (1)
                               --------- --------  --------- --------  --------  -------- --------- --------  ---------   --------
Balance at end of period
  applicable to:
Real estate loans...........   $  14,132    72.6%  $  13,087    75.0%  $  11,703   76.8%  $  11,629   77.2%   $  11,334     78.4%
Consumer loans..............      11,790    23.5      10,965    21.1       8,855   20.1       6,682   19.7        5,976     19.7
Commercial business loans...       3,767     3.9       2,541     3.9       1,484    3.1       1,979    3.1          950      1.9
                               ---------   -----   ---------   -----   ---------  -----   --------- ------    ---------    -----
Total allowance for loan
  loss......................   $  29,689   100.0%  $  26,593   100.0%  $  22,042  100.0%  $  20,290  100.0%   $  18,260    100.0%
                               =========   =====   =========   =====   =========  =====   ========= ======    =========    =====

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

                                                                                        YEARS ENDED JUNE 30,
                                                                            -------------------------------------------
                                                                                 2004            2003           2002
                                                                            -----------     -----------     -----------
                                                                                           (IN THOUSANDS)
Mortgage-backed securities balance at beginning of period (1)..........     $   907,035     $   524,601     $   504,274
Purchases..............................................................         374,637         947,546         160,665
Sales..................................................................          (5,484)         (2,879)             --
Securities acquired by business combination............................         298,920          15,632              --
Increase (decrease) in market value of securities available
  for sale.............................................................          (6,036)         (2,863)          4,519
Principal payments and amortization of premiums and discounts..........        (781,989)       (575,002)       (144,857)
                                                                            -----------     -----------     -----------
Mortgage-backed securities balance at end of period (1)................     $   787,083     $   907,035     $   524,601
                                                                            ===========     ===========     ===========

Investment securities balance at beginning of period (2)...............     $   467,417     $   307,625     $   226,636
Purchases..............................................................         517,777         278,406         177,778
Sales..................................................................        (275,900)        (79,991)        (50,647)
Securities acquired by business combination............................         219,029          12,390              --
Increase (decrease) in market value of securities available
  for sale.............................................................         (12,709)          5,264             154
Writedowns.............................................................              --              --            (400)
Maturities and amortization of premiums and discounts..................        (315,564)        (56,277)        (45,896)
                                                                            -----------     -----------     -----------
Investment securities balance at end of period (2).....................     $   630,050     $   467,417     $   307,625
                                                                            ===========     ===========     ===========

----------------------------------
(1) Includes mortgage-backed securities available for sale and held to maturity.

(2)   Includes investment securities available for sale and held to maturity.

      AMORTIZED COST AND MARKET VALUE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES. The following table sets forth certain information regarding the amortized cost and market values of the Company's investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

                                                                                          AT JUNE 30,
                                                               -------------------------------------------------------------------
                                                                        2004                   2003               2002
                                                               --------------------    --------------------   --------------------
                                                               AMORTIZED    MARKET     AMORTIZED    MARKET    AMORTIZED    MARKET
                                                                 COST       VALUE        COST       VALUE       COST       VALUE
                                                               ---------   --------    ---------   --------   ---------   --------
                                                                                          (IN THOUSANDS)
Mortgage-backed securities held to maturity:
  Fixed-rate pass through certificates ......................  $  5,080    $  5,079    $  8,297    $  8,417   $  3,663    $  3,713
  Variable-rate pass through certificates ...................   197,511     195,967      57,988      58,162     52,278      52,426
  Fixed-rate collateralized mortgage obligations ("CMOs") ...     7,519       7,444      24,651      24,596      8,318       8,494
  Variable-rate CMOs ........................................   169,667     170,753     258,466     259,966    199,601     200,179
                                                               --------    --------    --------    --------   --------    --------
    Total mortgage-backed securities held to maturity........   379,777     379,243     349,402     351,141    263,860     264,812
                                                               --------    --------    --------    --------   --------    --------
Mortgage-backed securities available for sale:
  Fixed-rate pass through certificates ......................  $ 89,141    $ 88,659    $ 43,449    $ 45,461   $ 61,502    $ 63,974
  Variable-rate pass through certificates ...................    87,237      86,502     128,528     129,486     12,958      13,040
  Fixed-rate CMOs ...........................................   141,485     137,866     191,911     190,167     35,315      35,685
  Variable-rate CMOs ........................................    92,710      94,279     190,978     192,519    145,335     148,042
                                                               --------    --------    --------    --------   --------    --------
    Total mortgage-backed securities available for sale......   410,573     407,306     554,866     557,633    255,110     260,741
                                                               --------    --------    --------    --------   --------    --------
    Total mortgage-backed securities ........................   790,350     786,549     904,268     908,774    518,970     525,553
                                                               --------    --------    --------    --------   --------    --------
Investment securities held to maturity:
  U.S. Government and agency ................................  $ 52,500    $ 52,871    $ 17,032    $ 19,209   $ 18,040    $ 20,156
  Municipal securities ......................................   114,849     113,755      65,556      68,905     65,274      65,759
  Corporate debt issues .....................................    41,178      42,497      45,831      47,667     49,329      48,164
                                                               --------    --------    --------    --------   --------    --------
    Total investment securities held to maturity ............  $208,527    $209,123    $128,419    $135,781   $132,643    $134,079
                                                               ========    ========    ========    ========   ========    ========
Investment securities available for sale:
  U.S. Government and agency ................................  $165,752    $162,679    $ 41,900    $ 43,703   $ 23,604    $ 23,952
  Municipal securities ......................................   144,802     142,469     119,796     123,654     77,742      78,011
  Corporate debt issues .....................................    27,441      27,438      27,502      27,581      1,476       1,333
  Equity securities and mutual funds ........................    87,042      88,937     140,603     144,060     68,228      71,686
                                                               --------    --------    --------    --------   --------    --------
    Total investment securities available for sale...........  $425,037    $421,523    $329,801    $388,998   $171,050    $174,982
                                                               ========    ========    ========    ========   ========    ========

      ISSUERS OF MORTGAGE-BACKED SECURITIES. The following table sets forth information regarding the issuers and the carrying value of the Company's mortgage-backed securities held to maturity and mortgage-backed securities available for sale.

                                                                 AT JUNE 30,
                                                 ------------------------------------------
                                                     2004           2003           2002
                                                 -----------    -----------     -----------
                                                                (IN THOUSANDS)
Mortgage-backed securities:
   FNMA.....................................     $   388,195    $   355,722     $   193,814
   GNMA.....................................         177,490         58,834          76,412
   FHLMC....................................         179,166        426,753         235,344
   Other (non-agency).......................          42,232         65,726          19,031
                                                 -----------    -----------     -----------
     Total mortgage-backed securities.......     $   787,083    $   907,035     $   524,601
                                                 ===========    ===========     ===========

      INVESTMENT PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for the Company's investment securities and mortgage-backed securities portfolios at June 30, 2004. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

                                                                                AT JUNE 30, 2004
                                                     ---------------------------------------------------------------------
                                                          ONE YEAR OR LESS      ONE TO FIVE YEARS       FIVE TO TEN YEARS
                                                     ---------------------- ----------------------- ----------------------
                                                                 ANNUALIZED              ANNUALIZED             ANNUALIZED
                                                                  WEIGHTED                WEIGHTED               WEIGHTED
                                                      AMORTIZED   AVERAGE    AMORTIZED    AVERAGE    AMORTIZED   AVERAGE
                                                        COST       YIELD       COST        YIELD       COST       YIELD
                                                     ----------  ---------- ----------   ---------- ----------  ----------
                                                                               (DOLLARS IN THOUSANDS)
Investment securities held to maturity:
   U.S. Government and agency obligations ......     $       --      --%    $   12,518     3.03%    $   39,982     5.07%
   Municipal securities ........................             --      --             --       --          2,568     3.75
   Corporate debt issues .......................             --      --             --       --             --       --
                                                     ----------   -----     ----------     ----     ----------     ----
     Total investment securities held to
       maturity ................................     $       --      --%    $   12,518     3.03%    $   42,550     4.99%

Investment securities available for sale:
   U.S. Government and agency obligations ......     $       --      --%    $   18,290     3.00%    $   37,490     3.62%
   Equity securities and mutual funds ..........             --      --             --       --             --       --
   Municipal securities ........................             --      --             --       --            915     4.03
   Corporate debt issues .......................          3,018    4.58             --       --         15,000     2.22
                                                     ----------   -----     ----------     ----     ----------     ----
     Total investment securities available
       for sale ................................     $    3,018    4.58%    $   18,290     3.00%    $   53,405     3.24%

Mortgage-backed securities held to maturity:
   Pass-through certificates ...................     $  197,511    3.16%    $      397     3.08%    $      917     4.47%
   CMOs ........................................        169,667    2.77             --       --          7,132     2.41
                                                     ----------   -----     ----------     ----     ----------     ----
     Total mortgage-backed securities held
       to maturity .............................     $  367,178    2.98%    $      397     3.08%    $    8,049     2.64%

Mortgage-backed securities available for sale:
   Pass through certificates ...................     $   87,237    2.31%    $    2,583     4.10%    $   41,819     4.48%
   CMOs ........................................         92,710    2.75             --       --         24,205     2.58
                                                     ----------   -----     ----------     ----     ----------     ----
     Total mortgage-backed securities
       available for sale ......................     $  179,947    2.54%    $    2,583     4.10%    $   66,024     3.78%
                                                     ----------   -----     ----------     ----     ----------     ----
Total investment securities and
   mortgage-backed securities ..................     $  550,143    2.84%    $   33,788     3.10%    $  170,028     3.86%
                                                     ==========   =====     ==========     ====     ==========     ====

                                                      MORE THAN TEN YEARS                   TOTAL
                                                    ----------------------    ------------------------------------
                                                                ANNUALIZED                              ANNUALIZED
                                                                 WEIGHTED                                WEIGHTED
                                                     AMORTIZED   AVERAGE      AMORTIZED       MARKET     AVERAGE
                                                       COST       YIELD         COST          VALUE       YIELD
                                                    ----------  ----------    ---------     ----------  ----------
                                                                        (DOLLARS IN THOUSANDS)
Investment securities held to maturity:
   U.S. Government and agency obligations ......    $       --      --%       $   52,500    $   52,871     4.58%
   Municipal securities ........................       112,281    4.71           114,849       113,755     4.69
   Corporate debt issues .......................        41,178    8.00            41,178        42,497     8.00
                                                    ----------    ----        ----------    ----------     ----
     Total investment securities held to
       maturity ................................    $  153,459    5.59%       $  208,527    $  209,123     5.31%

Investment securities available for sale:
   U.S. Government and agency obligations ......    $  109,972    2.76%       $  165,752    $  162,679     2.98%
   Equity securities and mutual funds ..........        87,042    2.98            87,042        88,937     2.98
   Municipal securities ........................       143,887    4.65           144,802       142,469     4.65
   Corporate debt issues .......................         9,423    3.49            27,441        27,438     2.92
                                                    ----------    ----        ----------    ----------     ----
     Total investment securities available
       for sale ................................    $  350,324    3.61%       $  425,037    $  421,523     3.54%

Mortgage-backed securities held to maturity:
   Pass-through certificates ...................    $    3,766    5.10%       $  202,591    $  201,046     3.20%
   CMOs ........................................           387    5.99           177,186       178,197     2.76
                                                    ----------    ----        ----------    ----------     ----
     Total mortgage-backed securities held
       to maturity .............................    $    4,153    5.19%       $  379,777    $  379,243     3.00%

Mortgage-backed securities available for sale:
   Pass through certificates ...................    $   44,739    5.04%       $  176,378    $  175,161     3.55%
   CMOs ........................................       117,280    3.70           234,195       232,145     3.21
                                                    ----------    ----        ----------    ----------     ----
     Total mortgage-backed securities
       available for sale ......................    $  162,019    4.07%       $  410,573    $  407,306     3.35%
                                                    ----------    ----        ----------    ----------     ----
Total investment securities and
   mortgage-backed securities ..................    $  669,955    4.18%       $1,423,914    $1,417,195     3.60%
                                                    ==========    ====        ==========    ==========     ====

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

      DEPOSITS. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. While the Company accepts deposits of $100,000 or more, it does not offer substantial premium rates for such deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Company regularly executes changes in its deposit rates based upon its internal cost of funds, cash flow requirements, general market interest rates, competition and liquidity requirements. The Company does not obtain funds through brokers, nor does it solicit funds outside its market area.

      The following table sets forth the deposit activities of the Company for the periods indicated.

                                                                      YEARS ENDED JUNE 30,
                                                         ---------------------------------------------
                                                            2004             2003             2002
                                                         ------------    ------------     ------------
                                                                         (IN THOUSANDS)
Balance at beginning of period.......................    $  4,263,556    $  3,593,122     $  3,264,940
Net savings activity.................................        (196,427)        226,656           88,883
Net checking activity................................         (75,201)        227,648           49,913
Deposits acquired....................................         609,387         121,754           84,960
                                                         ------------    ------------     ------------
   Net increase before interest credited.............         337,759         576,058          223,756
Interest credited....................................          84,337          94,376          104,426
                                                         ------------    ------------     ------------
   Net increase in deposits..........................         422,095         670,434          328,182
                                                         ------------    ------------     ------------
     Balance at end of period........................    $  4,685,652    $  4,263,556     $  3,593,122
                                                         ============    ============     ============

      The following table sets forth the dollar amount of deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                                                               AT JUNE 30,
                                 -------------------------------------------------------------------------------------------------
                                                2004                              2003                             2002
                                 -------------------------------  --------------------------------  ------------------------------
                                               PERCENT                          PERCENT                           PERCENT
                                   BALANCE       (1)     RATE (2)  BALANCE        (1)      RATE (2)   BALANCE       (1)    RATE (2)
                                 ----------    -------   --------  -------      --------   --------   -------     -------  --------
                                                                       (DOLLARS IN THOUSANDS)
Savings accounts...............  $1,024,244     21.9%      1.38%  $  920,721     21.60%      1.67%  $  698,336     19.44%    2.62%
Checking accounts..............     862,724     18.4       0.49      861,922     20.21       0.86      605,582     16.85     0.86
Money market accounts..........     751,355     16.0       1.60      568,164     13.33       2.06      407,974     11.35     2.71
Certificates of deposit:
   Maturing within 1 year......     977,019     20.9       2.61      845,985     19.84       2.93    1,046,783     29.14     3.80
   Maturing 1 to 3 years.......     812,784     17.3       3.69      719,909     16.88       4.01      542,222     15.09     4.39
   Maturing more than 3 years..     257,526      5.5       4.19      346,855      8.14       4.55      292,225      8.13     5.02
                                 ----------   ------       ----   ----------    ------       ----   ----------    ------     ----
   Total certificates..........   2,047,329     43.7       3.24    1,912,749     44.86       3.63    1,881,230     52.36     4.16
                                 ----------   ------       ----   ----------    ------       ----   ----------    ------     ----
Total deposits.................  $4,685,652   100.00%      2.05%  $4,263,556    100.00%      2.44%  $3,593,122    100.00%    3.14%
                                 ==========   ======       ====   ==========    ======       ====   ==========    ======     ====

-------------------------------
(1)   Represents percentage of total deposits.

(2)   Represents weighted average nominal rate at fiscal year end.

      TIME DEPOSIT RATES. The following table sets forth the time deposits in the Company classified by rates as of the dates indicated:

                                                           AT JUNE 30,
                                            ------------------------------------------
                                                2004           2003           2002
                                            ------------   ------------   ------------
                 RATE                                     (IN THOUSANDS)
Less than 2.00%....................         $    604,565   $    317,502   $     24,433
2.00 - 2.99%.......................              365,811        354,304        431,963
3.00 - 3.99%.......................              406,926        421,431        410,835
4.00 - 4.99%.......................              436,243        559,407        579,715
5.00 - 5.99%.......................              171,507        211,408        233,925
6.00 - 6.99%.......................               40,005         32,140        171,642
7.00 - 7.99%.......................               22,203         16,487         28,653
8.00% or greater...................                   69             70             64
                                            ------------   ------------   ------------
   Total...........................         $  2,047,329   $  1,912,749   $  1,881,230
                                            ============   ============   ============

      TIME DEPOSIT MATURITIES. The following table sets forth the amount and maturities of time deposits at June 30, 2004.

                                                                          AMOUNT DUE
                                            --------------------------------------------------------------------
                                              LESS THAN                                  AFTER 3
                    RATE                      ONE YEAR      1-2 YEARS     2-3 YEARS       YEARS          TOTAL
                    ----                    ----------     ----------     ---------     ----------    ----------
                                                                        (IN THOUSANDS)
Less than 2.00%...........................  $  494,781     $  104,894    $    4,676     $      214    $  604,565
2.00 - 2.99%..............................     149,663        122,177        82,705         11,266       365,811
3.00 - 3.99%..............................     164,804         59,502        67,662        114,958       406,926
4.00 - 4.99%..............................      87,587        145,165       102,767        100,724       436,243
5.00 - 5.99%..............................      39,214         50,894        58,939         22,460       171,507
6.00 - 6.99%..............................      19,898          9,120         3,147          7,840        40,005
7.00 - 7.99%..............................      21,003          1,063            73             64        22,203
8.00% or greater..........................          69             --            --             --            69
                                            ----------     ----------    ----------     ----------    ----------
   Total..................................  $  977,019     $  492,815    $  319,969     $  257,526    $2,047,329
                                            ==========     ==========    ==========     ==========    ==========

      LARGE CERTIFICATES OF DEPOSIT MATURITIES. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2004.

                                              CERTIFICATES
MATURITY PERIOD                                OF DEPOSIT
---------------                              --------------
                                             (IN THOUSANDS)
Three months or less........................ $    45,205
Three through six months....................      38,012
Six through twelve months...................      55,097
Over twelve months..........................     185,597
                                             -----------
  Total..................................... $   323,911
                                             ===========

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

      The FHLB functions as a central reserve bank providing credit for the Bank and other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of such stock and certain of its first mortgage loans and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Borrowings are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of borrowings are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. All of the Company's current FHLB borrowings have fixed interest rates and original maturities of between one day and twelve years.

                                                                DURING THE YEAR ENDED JUNE 30,
                                                           ----------------------------------------
                                                             2004            2003            2002
                                                           --------        --------        --------
                                                                     (DOLLARS IN THOUSANDS)
FHLB-Pittsburgh borrowings:
     Average balance outstanding                           $428,591        $412,817        $237,907
     Maximum outstanding at end of any month during
     period                                                 519,631         471,416         243,547
     Balance outstanding at end of period                   412,981         430,014         235,500
     Weighted average interest rate during period              4.62%           4.78%           5.47%
     Weighted average interest rate at end of period           4.65%           4.89%           5.35%

Reverse repurchase agreements:
     Average balance outstanding                           $ 29,364        $ 20,791        $ 12,798
     Maximum outstanding at end of any month during
     period                                                  32,097          29,226          19,568
     Balance outstanding at end of period                    29,902          29,226          17,166
     Weighted average interest rate during period              1.27%           1.80%           2.82%
     Weighted average interest rate at end of period           1.29%           1.27%           1.98%

Other borrowings:
     Average balance outstanding                           $  6,253        $  6,603        $  6,571
     Maximum outstanding at end of any month during           6,322           6,696           6,647
     period
     Balance outstanding at end of period                     6,264           6,510           6,594
     Weighted average interest rate during period              5.10%           6.50%           6.63%
     Weighted average interest rate at end of period           4.99%           5.12%           6.63%

Total borrowings:
     Average balance outstanding                           $464,208        $440,211        $257,276
     Maximum outstanding at end of any month during         554,257         496,026         269,603
     period
     Balance outstanding at end of period                   449,147         465,750         259,260
     Weighted average interest rate during period              4.41%           4.66%           5.37%
     Weighted average interest rate at end of period           4.43%           4.66%           5.16%

COMPETITION

      The Company's market area in Pennsylvania, western New York and eastern Ohio has a large concentration of financial institutions. As a result, the Company encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations, and credit unions in its market area, and the Company expects continued strong competition from such financial institutions in the foreseeable future. The Company competes for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services.

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

SUBSIDIARY ACTIVITIES

      The Company has four subsidiaries: the Bank and Jamestown as well as Northwest Capital Trust I and Northwest Bancorp Statutory Trust I. The Bank has six wholly owned subsidiaries, Great Northwest Corporation, Northwest Financial Services, Inc., Northwest Consumer Discount Company, Inc., Allegheny Services, Inc., Boetger and Associates, Inc., and Northwest Capital Group, Inc. Jamestown has no subsidiaries. For financial reporting purposes all of these companies are included in the consolidated financial statements of the Company, except for the two Delaware statutory trusts which have been deconsolidated according to Fin-46R.

      Northwest Capital Trust I is a wholly owned Delaware statutory business trust. The sole activity of this Trust was the issuance of 2,760,000 of 8.75% Cumulative Trust Preferred Securities through a public offering on November 30, 2001 (liquidation value of $25 per preferred security or $69,000,000) with a stated maturity date of December 31, 2031. At June 30, 2004, the Company had an equity investment in Northwest Capital Trust I of $2.1 million. For the fiscal year ended June 30, 2004 Northwest Capital Trust I reported no net income.

      Northwest Bancorp Statutory Trust I is the second wholly owned Delaware statutory business trust formed by the Company during the 2002 fiscal year. The sole activity of this Trust was the issuance of 30,000 Cumulative Trust Preferred Securities to a pooled vehicle through a private transaction on December 18, 2001 (liquidation value of $1,000 per preferred security or $30,000,000) with a stated maturity date of December 23, 2031. At June 30, 2004, the Company had an equity investment in Northwest Bancorp Statutory Trust I of $928,000, and for the fiscal year ended June 30, 2004, Northwest Bancorp Statutory Trust I reported no net income.

      Great Northwest's sole activity is holding equity investments in government-assisted low-income housing projects in various locations in the Company's market area. At June 30, 2004, the Bank had an equity investment in Great Northwest of $4.7 million. For the fiscal year ended June 30, 2004, Great Northwest had net income of $501,000 generated primarily from federal low-income housing tax credits.

      Northwest Financial Services' principal activity is the operation of retail brokerage activities for the Company. It also maintains the ownership of the common stock of several financial institutions. In addition, Northwest Financial Services also holds an equity investment in one government assisted low-income housing project and owns 100% of the stock in Rid-Fed, Inc. At June 30, 2004, the Bank had an equity investment in Northwest Financial Services of $6.8 million, and for the fiscal year ended June 30, 2004, Northwest Financial Services had net income of $108,000.

      Northwest Consumer Discount Company operates 47 consumer finance offices throughout Pennsylvania and operates two consumer finance offices in New York State as a separate subsidiary doing business therein as Northwest Finance Company. At June 30, 2004, the Bank had an equity investment in Northwest Consumer Discount Company of $18.9 million and the net income of Northwest Consumer Discount Company for the fiscal year ended June 30, 2004 was $1.9 million. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreation vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.

      Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through the Bank's wholesale lending business. In addition, this Company has loans to both Northwest Savings Bank and Northwest Consumer Discount Company. At June 30, 2004 the Bank had an equity investment in Allegheny Services, Inc. of $499.0 million, and for the fiscal year ended June 30, 2004, Allegheny Services, Inc. had net income of $15.3 million.

      Boetger and Associates, Inc. is an actuarial services firm that was acquired on July 1, 2002. At June 30, 2004 the Bank had an equity investment of $1.1 million in Boetger and Associates and for the fiscal year ended June 30, 2004 Boetger and Associates had net income of $21,000.

      Northwest Capital Group's principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure. At June 30, 2004 the Bank had an equity investment of $383,000 in Northwest Capital Group and for the fiscal year ended June 30, 2004 Northwest Capital Group reported net income of $357,000.

      Rid-Fed, Inc., a wholly owned subsidiary of Northwest Financial Services, has as its sole activity a commercial real estate loan to Northwest Capital Group. At June 30, 2004 Northwest Financial Services had an equity investment of $1.1 million in Rid-Fed, Inc. and for the fiscal year ended June 30, 2004 Rid-Fed, Inc. reported no net income.

      Northwest Finance Company, Inc. is a wholly owned subsidiary of Northwest Consumer Discount Company. Northwest Finance Company operates two consumer finance offices in Jamestown and Fredonia, New York. As of June 30, 2004, Northwest Consumer Discount Company's equity investment in Northwest Finance Company was $(104,000). For the year ended June 30, 2004, Northwest Finance Company had net income of $8,000.

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

PERSONNEL

      As of June 30, 2004, the Company and its wholly owned subsidiaries had 1,453 full-time and 318 part-time employees. None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

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

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from 0% to 0.27% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

      As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations are able to convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves are subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six year period beginning in fiscal 1997. However, because the Company met the minimum level of mortgage lending test (i.e., the Company's level of mortgage lending activity (re-financings and home equity loans excluded) exceeded its average mortgage lending activity for the six years preceding fiscal 1997 and 1998, adjusted for inflation), the Company was able to suspend its tax bad debt recapture for the 1997 and 1998 tax years. During each of the fiscal years from 1999 through 2004, the Company recaptured into taxable income approximately $1.3 million of the post-1987 bad debt reserves.

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

LOANS-TO-ONE BORROWER LIMITATION

      Under federal regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an "unsecured" basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Company's internal policy, however, is to make no loans either individually or in the aggregate to one entity in excess of $7.5 million. However, in special circumstances this limit may be exceeded subject to the approval of the Board of Directors.

PROMPT CORRECTIVE ACTION

      Under federal regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of June 30, 2004, the Bank and Jamestown were "well-capitalized institutions" for this purpose.

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

      Qualified Thrift Lender Test. To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), both the Bank and Jamestown Savings bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, each of the Bank and Jamestown Savings Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. As of June 30, 2004 the Bank and Jamestown Savings Bank met the Qualified Thrift Lender test.

      Waivers of Dividends by the Mutual Holding Company. OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis. From the time the Mutual Holding Company converted to a federal charter it waived all dividends paid by the Company until May, 2004. The Mutual Holding Company anticipates that it will apply to waive dividends in March, 2005.

      Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Mutual Holding Company to convert from the mutual to the stock form of ownership (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Mutual Holding Company's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. Based upon current OTS policy, in a Conversion Transaction, each share of Common Stock held by the Company's public stockholders ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction, subject to any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would also be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.

FEDERAL SECURITIES LAWS

      Shares of the Company's common stock are registered with the SEC under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.

SARBANES-OXLEY ACT OF 2002

      The Sarbanes-Oxley Act of 2002 (the "Act") provides for corporate governance, disclosure and accounting reforms intended to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing, quality control and independence standards, and will be funded by fees from all publicly traded companies. The Act also places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for audit partner rotation after a period of time. The Act also requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report to the chief executive officer or chief legal officer of the company, evidence of a material violation of the securities laws or a breach of fiduciary duty by a company and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

      The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the public company. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company's registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, controller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

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

DIVIDENDS

      The Company's ability to pay dividends depends, to a large extent, upon the Bank's ability to pay dividends to the Company. The Banking Code of the Commonwealth of Pennsylvania states, in part, that dividends may be declared and paid by the Bank only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to capital. The Bank has not declared or paid any dividends which caused the Bank's retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due to the FDIC. At June 30, 2004, the Bank's retained earnings exceeded required capital by $120.5 million and the Bank was not in default of any assessment due the FDIC.

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

      The Company accounts for income taxes in accordance with SFAS 109. The liability method accounts for deferred income taxes by applying the enacted statutory rates in effect at the balance sheet date to differences between the book cost and the tax cost of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.

      The statute of limitations is open for potential examinations by the Internal Revenue Service for the tax years ended June 30, 2001 through June 30, 2004.

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

ITEM  2. PROPERTIES

      As of June 30, 2004, the Company conducted its business through its main office located in Warren, Pennsylvania, 132 other full-service offices throughout its market area in northwest, southwest and central Pennsylvania, 10 offices in southwestern New York, and five offices in eastern Ohio. The Company and its wholly owned subsidiaries also operated 47 consumer finance offices located throughout Pennsylvania and two consumer lending office in New York. At June 30, 2004, the Company's premises and equipment had an aggregate net book value of approximately $79.8 million.

      Listed below is the location of each of the Company's community banking offices.

         PENNSYLVANIA

Austin, Potter Co.
    -- 21 Turner Street

Bellefonte, Centre Co.
    -- 117 North Allegheny Street

Bellevue, Allegheny Co.
    -- 532 Lincoln Avenue

Bethel Park, Allegheny Co.
    -- 6284 Library Road

Bennetts Valley, Elk Co.
    -- 499 River Road

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

Edinboro, Erie Co.
    -- Walmart, 108 Washington Towne Blvd

Elizabeth, Allegheny Co.
    -- 603 Scenery Drive

Elizabethtown, Lancaster Co.
    -- 2296 South Market Street

Emporium, Cameron Co.
    -- 2 East Fourth Street

Erie (11), Erie Co.
    -- 2256 West 8th Street
    -- K-Mart Plaza West
       2863 West 26th Street
    -- K-Mart Plaza East
       4423 Buffalo Road
    -- Millcreek Mall
    -- 3407 Liberty Street
    -- 5624 Peach Street
    -- 401 State Street
    -- 121 West 26th Street
    -- K-Mart Plaza South
       1328 East Grandview Blvd.
    -- 1945 Douglas Parkway
    -- 800 State Street

Fairview, Erie Co.
    -- 7512 West Ridge Road

Franklin, Venango Co.
    -- 1301 Liberty Street

Fredericktown, Washington Co.
    -- 520 Front Street

Galeton, Potter Co.
    -- 30 West Street

Gibsonia, Allegheny Co.
    -- The Village of St. Barnabus
       5850 Meridian Road

Greenville, Mercer Co.
    -- Walmart, 45 Williamson Road

Grove City, Mercer Co.
    -- 200 S. Center Street

Hanover (2), York Co.
    -- 1 Center Square
    -- 1055 Baltimore Street

Harborcreek, Erie Co.
    -- 4270 East Lake Road

Hershey (2), Dauphin Co.
    -- 10 West Chocolate Avenue
    -- 370 West Governor Road

Johnsonburg (2), Elk Co.
    --  553 Market Street
    --  Johnsonburg Plaza, Route 219

Johnstown(2), Cambria Co.
    -- 225 Franklin Street
    -- 475 Theatre Drive

Kane (2), McKean Co.
    -- 56 Fraley Street
    -- 355 Biddle Street

Kittanning, Armstrong Co.
    -- 22 Franklin Village Mall

Lake City, Erie Co.
    -- 2102 Rice Avenue

Lancaster(2), Lancaster County
    -- 922 Columbia Avenue
    -- 1195 Manheim Pike

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

Mansfield, Tioga Co.
    -- 50 South Main Street

Marianna, Washington Co.
    -- 1784 Main Street

Marienville, Forest Co.
    -- Walnut & West Spruce Street

McDonald, Washington Co.
    -- 101 East Lincoln Avenue

Meadville (3), Crawford Co.
    -- 999 South Main Street
    -- 73 Park Avenue
    -- 730 North Main Street

Mount Joy, Lancaster Co.
    -- 24 East Main Street

Mt. Lebanon, Allegheny Co.
    -- 300 Cochran Road

Myerstown, Lebanon Co.
    -- 1 West Main Avenue

New Bethlehem, Clarion Co.
    -- 301 Broad Street

New Holland, Lancaster Co.
    -- 201 West Main Street

North East, Erie Co.
    -- 35 East Main Street

Oil City (3), Venango Co.
    -- One East First Street
    -- 301 Seneca Street
    -- 259 Seneca Street

Palmyra, Lebanon Co.
    -- 1048 East Main Street

Pittsburgh (5), Allegheny Co.
    --  543 Brownsville Road
    --  710 Old Clairton Road
    --  300 6th Avenue
    --  201 North Craig Street
    --  7709 McKnight Road

Pleasantville, Venango Co.
    -- 102 East State Street

Pottsville, Schuylkill Co.
    -- 104 North Centre Street

Red Lion, York Co.
    -- 3140 Cape Hern Road

Ridgway (2), Elk Co.
    --  170 Main Street
    --  125 Main Street

Rimersburg, Clarion Co.
    -- 629 Main Street

Sarver, Butler Co.
    -- Monroe Road and Route 356

Schaefferstown, Lebanon Co.
    -- Dutch-Way Shopping Mall
       Route 501 North

Sewickley, Allegheny Co.
    -- 414 Beaver Street

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

Tionesta, Forest Co.
    -- 221 Elm Street

Titusville (2), Crawford Co.
    --  Spring & Franklin Street
    --  319 West Central Avenue

Union City (2), Erie Co.
    -- 22 North Main Street
    -- 4 Perry Street

Valencia, Butler Co.
    -- 1421 Pittsburgh Road

Volant, Lawrence Co.
    -- Main Street

Wampum, Lawrence Co.
    -- 342 Main Street

Warren (3), Warren Co.
    -- 1666 Market Street Ext.
    -- 125 Ludlow Street
    -- Liberty Street at Second Avenue

Washington (2), Washington Co.
    --  Walmart, 30 Trinity Point Drive
    --  Shop-n-Save, 125 West Beau Street

Wattsburg, Erie Co.
    -- 14457 Main Street

Wellsboro (2), Tioga Co.
    -- 61 Main Street
    -- 16 Main Street

Westfield, Tioga Co.
    -- 100 East Main Street

Westmont, Cambria Co.
    -- 1740 Lyter Drive

Wexford, Allegheny Co.
    -- 10533 Perry Highway

Wrightsville, York Co.
    -- 120 North 4th Street

York (3), York Co.
    -- Queensgate Shopping Center
       2220 South Queens Street
    -- Stonybrook Plaza
       3649 East Market Street
    -- 1700 Roosevelt Avenue

          NEW YORK

Amherst, Erie Co.
    -- 3150 Sheridan Drive

Buffalo, Erie Co.
    -- 295 Main Street

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is listed on the Nasdaq National Market under the symbol "NWSB." As of June 30, 2004, the Company had 25 registered market makers, 7,334 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 47,960,287 shares outstanding. As of such date, the Mutual Holding Company held 28,110,698 shares of common stock and stockholders other than the Mutual Holding Company held 19,849,589 shares. The following table sets forth market price and dividend information for the Company's common stock. Information is presented for each quarter of the previous two fiscal years.

                                                                              CASH
FISCAL YEAR ENDED                                                           DIVIDENDS
  JUNE 30, 2004                                HIGH            LOW           DECLARED
-----------------------                    -----------     -----------     -----------
First quarter                              $     18.57     $     15.75     $      0.10
Second quarter                                   22.24           18.14            0.10
Third quarter                                    26.67           20.16            0.10
Fourth quarter                                   25.75           19.85            0.10

                                                                              CASH
FISCAL YEAR ENDED                                                            DIVIDENDS
  JUNE 30, 2003                               HIGH             LOW           DECLARED
-----------------------                    -----------     -----------     -----------
First quarter                              $     14.41     $      9.98     $      0.08
Second quarter                                   15.80           12.17            0.08
Third quarter                                    16.51           13.55            0.08
Fourth quarter                                   16.99           15.15            0.08

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

      There were no sales of unregistered securities during the past three years.

      There were no issuer repurchases of securities during the past three years.

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

                                                                                       AT JUNE 30,
                                                        ------------------------------------------------------------------------
                                                            2004            2003           2002           2001           2000
                                                        ------------   ------------   ------------   ------------   ------------
SELECTED CONSOLIDATED FINANCIAL CONDITION DATA:                                      (IN THOUSANDS)
Total assets.....................................       $  5,778,623   $  5,222,367   $  4,305,535   $  3,852,831   $  3,407,292
Investment securities held-to-maturity...........            208,527        128,419        132,643        129,991         97,590
Investment securities available-for-sale.........            421,523        338,998        174,982         96,645        107,972
Mortgage-backed securities held-to-maturity......            379,777        349,402        263,860        209,340        140,166
Mortgage-backed securities available-for-sale....            407,306        557,633        260,741        294,934        280,011
Loans receivable net:
   Real estate...................................          2,744,230      2,428,601      2,309,752      2,200,115      1,990,622
   Consumer......................................            898,598        690,596        608,370        568,661        504,966
   Commercial....................................            145,742        127,574         94,484         87,805         49,042
     Total loans receivable, net.................          3,788,570      3,246,771      3,012,606      2,856,581      2,544,630
Deposits.........................................          4,685,652      4,263,556      3,593,122      3,264,940      2,886,509
Advances from FHLB and other borrowed funds......            449,147        465,750        259,260        276,212        239,941
Shareholders' equity.............................            499,979        356,932        316,640        275,713        247,888

                                                                                         YEARS ENDED JUNE 30,
                                                                  --------------------------------------------------------------
                                                                    2004         2003          2002         2001         2000
                                                                  ----------   ----------   ----------   ----------   ----------
SELECTED CONSOLIDATED OPERATING DATA:                                                       (IN THOUSANDS)
Total interest income .....................................       $  284,459   $  275,619   $  274,500   $  269,430   $  239,724
Total interest expense ....................................          124,925      137,638      147,255      157,322      132,099
                                                                  ----------   ----------   ----------   ----------   ----------
   Net interest income ....................................          159,534      137,981      127,245      112,108      107,625
Provision for loan losses .................................            6,842        8,431        6,360        5,347        4,149
                                                                  ----------   ----------   ----------   ----------   ----------
   Net interest income after provision for loan losses ....          152,692      129,550      120,885      106,761      103,476
                                                                  ----------   ----------   ----------   ----------   ----------
Noninterest income ........................................           31,940       26,735       18,173       15,054       11,271
Noninterest expense .......................................          114,001       98,007       84,524       82,339       73,634
Income before income tax expense and cumulative effect
   of accounting change ...................................           70,631       58,278       54,534       39,476       41,113
Income tax expense ........................................           20,103       16,587       16,600       12,699       13,910
                                                                  ----------   ----------   ----------   ----------   ----------
Income before cumulative effect of accounting change ......           50,528       41,691       37,934       26,777       27,203
Cumulative effect of accounting change ....................               --           --        2,237           --           --
                                                                  ----------   ----------   ----------   ----------   ----------
     Net income ...........................................       $   50,528   $   41,691   $   40,171   $   26,777   $   27,203
                                                                  ==========   ==========   ==========   ==========   ==========
Basic per share amounts:
   Income before cumulative effect of accounting change ...       $     1.05   $     0.88   $     0.80         0.57         0.58
   Cumulative effect of accounting change .................               --           --         0.05           --           --
                                                                  ----------   ----------   ----------   ----------   ----------
   Net income .............................................       $     1.05   $     0.88   $     0.85   $     0.57   $     0.58
                                                                  ==========   ==========   ==========   ==========   ==========
Diluted per share amounts:
   Income before cumulative effect of accounting change ...       $     1.04   $     0.87   $     0.79   $     0.56   $     0.57
   Cumulative effect of accounting change .................               --           --         0.05           --           --
                                                                  ----------   ----------   ----------   ----------   ----------
   Net income .............................................       $     1.04   $     0.87   $     0.84   $     0.56   $     0.57
                                                                  ==========   ==========   ==========   ==========   ==========

                                                                                   AT OR FOR THE YEAR ENDED JUNE 30,
                                                                   -------------------------------------------------------------
                                                                   2004          2003          2002          2001          2000
                                                                   -----         -----        ------        ------        ------
KEY FINANCIAL RATIOS AND OTHER DATA:

Return on average assets (net income divided
   by average total assets) ..................................      0.88%         0.85%         0.99%         0.75%         0.83%
Return on average equity (net income divided by
   average equity) ...........................................     10.66         12.36         13.61         10.25         11.39
Average capital to average assets ............................      8.24          6.89          7.24          7.27          7.29
Capital to total assets ......................................      8.65          6.84          7.35          7.16          7.28
Net interest rate spread (average yield on interest-earning
   assets less average cost of interest-bearing liabilities)..      2.96          2.97          3.11          2.97          3.26
Net interest margin (net interest income as a
   percentage of average interest-earning assets) ............      3.11          3.14          3.42          3.35
                                                                                                                            3.54
Noninterest expense to average assets ........................      1.98          2.00          2.07          2.29          2.25
Net interest income to noninterest expense ...................      1.40x         1.41x         1.51x         1.36x         1.46x
Dividend payout ratio ........................................     38.46         36.78         28.57         28.57         28.07
Nonperforming loans to net loans receivable ..................      0.84          1.00          0.52          0.62          0.40
Nonperforming assets to total assets .........................      0.62          0.69          0.49          0.55          0.36
Allowance for loan losses to nonperforming loans .............     92.60         81.54        139.51        115.06        177.97
Allowance for loan losses to net loans receivable ............      0.78          0.82          0.73          0.71          0.72
Average interest-earning assets to average
   interest-bearing liabilities ..............................      1.07x         1.06x         1.08x         1.08x         1.07x
Number of:
   Full-service offices ......................................       147           137           126           118           106
   Consumer finance offices ..................................        49            47            49            45            43

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

FINANCIAL CONDITION

      GENERAL. Total assets increased by $556.3 million, or 10.7%, to $5.779 billion at June 30, 2004 from $5.222 billion at June 30, 2003. This increase was funded primarily by a $422.1 million increase in deposits and net income of $50.5 million. Total assets increased by $916.8 million, or 21.3%, to $5.222 billion at June 30, 2003 from $4.306 billion at June 30, 2002. This increase was funded primarily by a $670.4 million increase in deposits, a $206.5 million increase in borrowed funds and net income of $41.7 million.

      INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS. Interest-earning deposits in other financial institutions decreased by $121.4 million to $123.0 million at June 30, 2004 from $244.4 million at June 30, 2003. This decrease was due to the Company investing funds in loans and securities as part of its asset and liability management strategy. Interest-earning deposits in other financial institutions increased by $91.3 million to $244.4 million at June 30, 2003 from $153.1 million at June 30, 2002. The balances in these accounts fluctuate daily based on the net cash flow from the Company's activities.

      INVESTMENT SECURITIES. Investment securities increased by $162.7 million, or 34.8%, to $630.1 million at June 30, 2004 from $467.4 million at June 30, 2003. This increase resulted from the Company investing excess funds in investments which provide higher yields in an effort to increase interest income while staying within its established risk profile. Investment securities increased by $159.8 million, or 51.9%, to $467.4 million at June 30, 2003 from $307.6 million at June 30, 2002. This increase resulted from the Company deploying deposits received into variable rate securities in anticipation of rising interest rates.

      MORTGAGE-BACKED SECURITIES. Mortgage-backed securities decreased by $119.9 million, or 13.2%, to $787.1 million at June 30, 2004 from $907.0 million at June 30, 2003. This decrease resulted from repayments and prepayments on mortgage-backed securities, the proceeds of which were used to purchase other variable rate investment securities. Mortgage-backed securities increased by $382.4 million, or 72.9%, to $907.0 million at June 30, 2003 from $524.6 million at June 30, 2002. This increase resulted from the Company purchasing variable rate mortgage-backed securities to position itself for rising interest rates.

      LOANS RECEIVABLE. Net loans receivable increased by $541.8 million, or 16.7%, to $3.789 billion at June 30, 2004 from $3.247 billion at June 30, 2003.
The increase is primarily a result of the acquisition of Bell Federal Savings and Loan Association, which had net loans of $224.5 million, and loans originated as a result of the Company's introduction of a new, variable rate home equity product. Net loans receivable increased by $234.2 million, or 7.8%, to $3.247 billion at June 30, 2003 from $3.013 billion at June 30, 2002. This increase, which was low by historic standards, was controlled by the Company in an effort to control its exposure to rising interest rates. Contributing to this increase was the acquisition of Prestige Bank, a federal savings bank, which had net loans of $130.6 million.

      BANK-OWNED LIFE INSURANCE. In June 2002 the Company purchased $50.0 million, and during September 2002 the Company purchased an additional $10.0 million, of insurance policies on the lives of a group of key employees. The investment returns from such policies will be used to offset the increase in employee benefit costs such as healthcare. The Company acquired an additional $22.8 million of such policies with the acquisition of Bell Federal. The cash surrender value of these policies is included in the consolidated statements of financial condition as other assets and any increase in the cash surrender value is recorded as other noninterest income on the consolidated statements of income. The appreciation in cash surrender value is not taxable for federal taxes and reduced the Company's effective tax rate by approximately 2.0%. As of June 30, 2004, the Company had $90.2 million of bank-owned life insurance, including $7.4 million of appreciation in value.

      DEPOSITS. Deposits increased by $422.1 million, or 9.9%, to $4.686 billion at June 30, 2004 from $4.264 billion at June 30, 2003. This increase was primarily due to the acquisition of Bell Federal, which had deposits of $609.4 million, offset by some deposit runoff of the Bell Federal deposits and the loss of rate-sensitive municipal deposits. Deposits increased by $670.4 million, or 18.7%, to $4.264 billion at June 30, 2003 from $3.593 billion at June 30, 2002.
This increase was primarily due to strong internal growth throughout the Company's market area and the acquisition of Prestige Bank, which had deposits of $122.3 million.

      BORROWINGS. Borrowings decreased by $16.7 million, or 3.6%, to $449.1 million at June 30, 2004 from $465.8 million at June 30, 2003. This decrease resulted from scheduled maturities and scheduled amortization of Federal Home Loan Bank of Pittsburgh ("FHLB") advances. During the 2004 fiscal year, the Company acquired $186.7 million of Borrowings from the acquisition of Bell Federal and simultaneously prepaid all of the amount acquired. This prepayment transaction was completed in an effort to reduce the Company's exposure to rising interest rates. Borrowings increased by $206.5 million, or 79.7%, to $465.8 million at June 30, 2003 from $259.3 million at June 30, 2002. This increase resulted from the Company's interest-rate risk management strategy of borrowing long-term fixed-rate funds from the FHLB and purchasing floating rate investment securities.

      SHAREHOLDERS' EQUITY. Shareholders' equity increased by $143.1, or 40.1%, to $500.0 million at June 30, 2004 from $356.9 million at June 30, 2003. This increase is primarily attributable to the Company's incremental stock offering, where the Company sold 7,255,520 shares of common stock to the public and cancelled an equal number of shares owned by Northwest Bancorp, MHC. The offering raised $112.8 million in net proceeds. Also increasing retained earnings was net income of $50.5 million, offset by dividends paid of $10.0 million. Shareholders' equity increased by $40.3 million, or 12.7%, to $356.9 million at June 30, 2003 from $316.6 million at June 30, 2002. This increase was primarily due to net income of $41.7 million, which was partially offset by the payment of common stock dividends in the amount of $3.9 million. The majority of the remaining net increase was the result of the Company recording a net unrealized gain in the value of securities available for sale of $1.6 million.

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

      Net income for the fiscal year ended June 30, 2004 was $50.5 million, or $1.04 per diluted share, an increase of $8.8 million, or 21.2%, from $41.7 million for the prior fiscal year. This increase in net income is primarily the result of the Company's continued growth, including the acquisition of Bell Federal. Net income for the fiscal year ended June 30, 2003 was $41.7 million, or $0.87 per diluted share, an increase of $1.5 million, or 3.8%, from $40.2 million, or $0.84 per diluted share, for the fiscal year ended June 30, 2002. This increase in net income resulted from increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses and noninterest expense.

      INTEREST INCOME. Interest income increased by $10.7 million, or 3.8%, on a taxable equivalent basis, to $292.2 million for the fiscal year ended June 30, 2004 from $281.5 million for the fiscal year ended June 30, 2003. The increase was primarily due to an increase in average interest-earning assets of $793.4 million. This increase was partially offset by a decrease in average rate earned on interest-earning assets of 0.71% from 6.15% to 5.44%. The increase in interest-earning assets was due to the continued growth of the Northwest franchise along with the acquisition of Bell Federal. The decrease in rate earned was due to the low level of market interest rates. Interest income increased by $2.4 million, or 0.9%, on a taxable equivalent basis, to $281.5 million for the fiscal year ended June 30, 2003 from $279.1 million for the fiscal year ended June 30, 2002. This insignificant increase resulted from an increase in average interest-earning assets of $719.5 million being substantially offset by a decrease of 1.08% in the average rate earned on interest earning assets to 6.15% from 7.23%.

      Interest income on loans receivable increased by $3.7 million, or 1.6%, on a taxable equivalent basis, to $232.5 million for the year ended June 30, 2004 from $228.8 million for the year ended June 30, 2003. This increase resulted from continued portfolio growth, including through acquisition, the effects of which were offset by a decrease in the portfolio yield. Average loans outstanding increased by $452.7 million, or 14.3%, to $3.622 billion from $3.169 billion, while the average taxable equivalent yield on these loans decreased 0.80% to 6.42% from 7.22%. Interest income on loans receivable decreased by $867,000, or less than 1%, on a taxable equivalent basis, to $228.8 million for the year ended June 30, 2003 from $229.6 million for the year ended June 30, 2002. This decrease resulted primarily because average loans outstanding increased by $233.6 million, or 8.0%, to $3.169 billion from $2.936 billion, which was effectively offset by a decrease in the average yield on loans to 7.22% from 7.82%. Average loans outstanding increased over the past two years because of strong loan demand throughout the Company's market area as well as through acquisitions. The decrease in average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans in a historically low interest rate environment along with the growth in the Company's loan portfolio over the past two years at interest rate levels lower than the existing average portfolio rate.

      Interest income on mortgage-backed securities decreased by $2.0 million, or 7.5%, to $24.3 million for the year ended June 30, 2004 from $26.3 million for the year ended June 30, 2003. Interest income on mortgage-backed securities decreased due to the average rate decreasing by 76 basis points from 3.63% to 2.87%, which offset an increase in the average balance of $121.8 million, to $846.4 million from $724.6 million. Interest income on mortgage-backed securities decreased by $230,000, or less than 1%, to $26.3 million for the year ended June 30, 2003 from $26.5 million for the year ended June 30, 2002. The decrease resulted because the average rate decreased significantly by 1.55% from 5.18% to 3.63% while the average balance increased significantly by $212.6 million from $512.0 million to $724.6 million. The significant increase in average balance resulted from the Company's efforts to increase its portfolio investment in variable rate mortgage-backed securities in an effort to maintain its net interest margin in the event that interest rates rise. The decrease in average rate is a result of the emphasis on holding more variable rate securities which typically offer lower yields than fixed rate securities.

      Interest income on investment securities increased by $11.3 million, or 52.1%, on a taxable equivalent basis, to $33.0 million for the year ended June 30, 2004 from $21.7 million for the year ended June 30, 2003. This increase was due to the average balance increasing by $313.8 million from $344.5 million to $658.3 million. This increase offset the average rate decreasing 1.29% from 6.30% to 5.01%. Interest income on investment securities increased by $3.4 million, or 18.5%, on a taxable equivalent basis, to $21.7 million for the year ended June 30, 2003 from $18.3 million for the year ended June 30, 2002. This increase resulted primarily because the average balance of investment securities increased by $73.9 million, or 27.3%, to $344.5 million from $270.6 million, which was partially offset by a decrease in the taxable equivalent yield to 6.30% from 6.76%. The increase in the average balance of investment securities over the past two years was primarily due to the Company investing a greater percentage of its interest-earning assets in short term and variable rate investments in preparation for a potential rise in interest rates. The decrease in the taxable equivalent yield was primarily a result of the continued decrease in interest rates.

      Interest income on interest-earning deposits decreased by $2.0 million, or 51.7%, to $1.9 million for the year ended June 30, 2004 from $3.9 million for the year ended June 30, 2003. This decrease is due to decreases in both the average balance of interest-earning deposits and the average rate earned. The average balance decreased by $101.0 million, from $310.5 million to $209.5 million, while the average rate decreased by 0.36% from 1.26% to 0.90%. Interest income on interest-earning deposits increased by $418,000, or 12.0%, to $3.9 million for the year ended June 30, 2003 from $3.5 million for the year ended June 30, 2002. The increase is primarily attributed to an increase in the average balance of $192.7 million to $310.5 million from $117.8 million. This increase was primarily due to the tremendous volume of cash flow generated by the loan and investment portfolios, which are placed in overnight deposits until they can be deployed into loans and investments.

      INTEREST EXPENSE. Interest expense decreased by $12.7 million, or 9.2%, to $124.9 million for the fiscal year ended June 30, 2004 from $137.6 million for the year ended June 30, 2003. A decrease in the average cost of interest-bearing liabilities offset a significant increase in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased by 70 basis points, or 22.0%, from 3.18% to 2.48% with most of this decrease relating to a decrease in the cost of deposit accounts. Total interest expense decreased by $9.7 million, or 6.5%, to $137.6 million for the fiscal year ended June 30, 2003 from $147.3 million for the year ended June 30, 2002. This decrease was primarily due to a decrease in the average cost of interest-bearing liabilities to 3.18% from 4.12%, which was partially offset by an increase in the average balance of interest-bearing liabilities of $758.6 million, or 21.2%, to $4.334 billion from $3.575 billion. The decrease in the cost of funds resulted from the continued low level of short-term interest rates and the movement of deposits from certificates of deposits to savings and money market accounts. The increase in the average balance of interest-bearing liabilities resulted primarily from strong deposit growth throughout our market area.

      NET INTEREST INCOME. Net interest income increased by $23.4 million, or 16.2%, on a taxable equivalent basis, to $167.3 million for the year ended June 30, 2004 from $143.9 million for the year ended June 30, 2003. Net interest income increased by $12.0 million, or 9.1%, on a taxable equivalent basis, to $143.9 million for the fiscal year ended June 30, 2003 compared to $131.9 million for the fiscal year ended June 30, 2002. This increase in net interest income in both years was attributable to the significant increase in average interest earning assets and interest bearing liabilities, offset by a decrease in net interest spread.

      PROVISION FOR LOAN LOSSES. Management analyzes the allowance for loan losses as described in the section "Allowance for Loan Losses." The provision recorded adjusts this reserve to a level that reflects the risk inherent in the Company's loan portfolio relative to loan mix, current economic conditions and historical loss experience. The provision for loan losses decreased by $1.6 million, or 18.8%, to $6.8 million for the year ended June 30, 2004 from $8.4 million for the year ended June 30, 2003. The reduction in the provision was influenced by a decrease in net charge-offs of $400,000, or 8.1%, to $4.7 million for the year ended June 30, 2004 from $5.1 million for the year ended June 30, 2003. The provision for loan losses increased by $2.0 million, or 32.6%, to $8.4 million for the year ended June 30, 2003 from $6.4 million for the year ended June 30, 2002. As part of this analysis, management considered the increase in net charge-offs of $300,000, or 4.9%, to $5.1 million for the year ended June 30, 2003 from $4.8 million for the year ended June 30, 2002. To the best of management's knowledge, management believes that all known losses as of June 30, 2004 have been recorded.

      NONINTEREST INCOME. Noninterest income increased by $5.2 million, or 19.5%, to $31.9 million for the year ended June 30, 2004 from $26.7 million for the year ended June 30, 2003. The increase in noninterest income is primarily due to an increase in the gain on sale of securities and increase in income from bank-owned life insurance. The gain on sale of investments increased by $4.1 million and the income from bank-owned life insurance increased by $750,000. Noninterest income increased by $8.5 million, or 47.1%, to $26.7 million for the year ended June 30, 2003 from $18.2 million for the year ended June 30, 2002. This increase in noninterest income was primarily related to increases in service charges and fees, income from bank-owned life insurance and gains on the sale of securities and loans. In addition, trust and other financial services income increased by $1.3 million, or 55.6%, to $3.5 million for the current year from $2.2 million the prior year as a result of the Company's acquisition of Boetger and Associates, an actuarial and benefits consulting firm, on July 1, 2002.

      NONINTEREST EXPENSE. Noninterest expense increased $16.0 million, or 16.3%, to $114.0 million for the year ended June 30, 2004 from $98.0 million for the year ended June 30, 2003. All major expense categories increased during the year with the largest increases in compensation and employee benefits and amortization of intangibles. Compensation and employee benefits increased by $8.6 million, or 15.7%, to $63.0 million for the year ended June 30, 2004 from $54.4 million for the year ended June 30, 2003. Contributing to this increase was an increase in full-time equivalent employees of 123, or 8.3%, to 1,612 at June 30, 2004 from 1,489 at June 30, 2003. This increase is primarily a result of the acquisition of Bell Federal. Other increases in the major expense categories are attributed to the growth of the Company. During the year ended June 30, 2004, the Company increased its core banking franchise by ten retail offices. Noninterest expense increased by $13.5 million, or 16.0%, to $98.0 million for the year ended June 30, 2003 from $84.5 million for the year ended June 30, 2002. Compensation and employee benefit expense increased by $6.3 million, or 13.0%, to $54.4 million; premises and occupancy costs increased by $1.7 million, or 14.1%, to $13.5 million; processing expenses, which includes data processing, check processing and ATM processing, increased by $1.2 million, or 16.7%, to $8.3 million; and other operating expenses increased by $1.8 million, or 30.2%, to $7.8 million. These increases were primarily a result of the significant growth of the Company including the growth of its retail network of offices, the acquisition of Prestige Bank, the acquisition of Boetger and Associates as well as the addition of new products and services.

      INCOME TAXES. Income tax expense increased by $3.5 million, or 21.2%, to $20.1 million for the year ended June 30, 2004 from $16.6 million for the year ended June 30, 2003. Primarily contributing to the increase was an increase in pre-tax income of $12.4 million, or 21.2%. Income tax expense decreased slightly by $13,000, or less than 1%, to $16.6 million for the year ended June 30, 2003 from $16.6 million for the 2003 fiscal year ended June 30, 2002. The decease is a result of tax planning initiatives implemented by the Company and the relatively low increase in income before income taxes and cumulative effect of accounting change in the current year.

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

                                                                              YEARS ENDED JUNE 30
                                       -------------------------------------------------------------------------------------------
                                                     2004                            2003                            2002
                                       ----------------------------    ----------------------------   ----------------------------
                                                              AVERAGE                        AVERAGE                        AVERAGE
                                         AVERAGE              YIELD/    AVERAGE               YIELD/    AVERAGE              YIELD/
                                         BALANCE   INTEREST    COST     BALANCE     INTEREST   COST     BALANCE   INTEREST    COST
                                       ----------  ---------   ----    ----------  ---------   ----   ----------  ---------   ----
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable (1)(2)(4).........  $3,621,858  $ 232,522   6.42%   $3,169,180  $ 228,761   7.22%  $2,935,629  $ 229,628   7.82%
  Mortgage-backed securities (3).....     846,439     24,324   2.87       724,606     26,301   3.63      511,965     26,531   5.18
  Investment securities(3)(4)(5).....     658,268     32,977   5.01       344,460     21,686   6.30      270,647     18,307   6.76
  FHLB stock.........................      35,730        487   1.36        29,649        881   2.97       22,773      1,151   5.05
  Interest-earning deposits..........     209,494      1,887   0.90       310,456      3,910   1.26      117,795      3,492   2.96
                                       ----------  ---------           ----------  ---------          ----------  ---------
  Total interest-earning assets......   5,371,789    292,197   5.44     4,578,351    281,539   6.15    3,858,809    279,109   7.23
Noninterest-earning assets(6)........     381,396                         313,319                        218,104
                                       ----------                      ----------                     ----------
   Total assets......................  $5,753,185                      $4,891,670                     $4,076,913
                                       ==========                      ==========                     ==========
Interest-bearing liabilities:
  Savings accounts...................  $1,000,811     13,886   1.39    $  812,530     17,701   2.18   $  564,448     15,473   2.74
  NOW accounts.......................     666,457      5,247   0.79       555,515      6,873   1.24      393,616      4,747   1.21
  Money market demand accounts.......     739,373     11,990   1.62       498,298     11,403   2.29      314,455      9,019   2.87
  Certificate accounts...............   2,067,439     65,679   3.18     1,928,082     73,530   3.81    1,988,489     99,765   5.02
  Borrowed funds(7)..................     464,208     20,467   4.41       440,211     20,521   4.66      257,276     13,821   5.37
  Debentures.........................     101,297      7,656   7.56        99,000      7,610   7.69       56,736      4,430   7.81
                                       ----------  ---------           ----------  ---------          ----------  ---------
  Total interest-bearing liabilities.   5,039,585    124,925   2.48     4,333,636    137,638   3.18    3,575,020    147,255   4.12
Noninterest-bearing liabilities......     239,803                         220,855                        206,629
                                       ----------                      ----------                     ----------
  Total liabilities..................   5,279,388                       4,554,491                      3,781,649
Shareholders' equity.................     473,797                         337,179                        295,264
                                       ----------                      ----------                     ----------
  Total liabilities and equity.......  $5,753,185                      $4,891,670                     $4,076,913
                                       ==========                      ==========                     ==========
Net interest income..................              $ 167,272                       $ 143,901                      $ 131,854
                                                   =========                       =========                      =========
Net interest rate spread(8)..........                          2.96%                           2.97%                          3.11%
                                                               ====                            ====                           ====
Net interest-earning assets..........  $  332,204                      $  244,715                     $  283,789
                                       ==========                      ==========                     ==========
Net interest margin(9)...............                          3.11%                           3.14%                          3.42%
                                                               ====                            ====                           ====
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities........................        1.07x                           1.06x                          1.08x
                                       ==========                      ==========                     ==========

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

                                                                     YEARS ENDED JUNE 30,
                                               --------------------------------------------------------------
                                                         2004 VS. 2003                    2003 VS. 2002
                                               ------------------------------   -----------------------------
                                                                      TOTAL                           TOTAL
                                                INCREASE/(DECREASE)  INCREASE   INCREASE/(DECREASE)  INCREASE
                                                      DUE TO        (DECREASE)         DUE TO       (DECREASE)
                                               --------------------  ---------  -------------------  --------
                                                 RATE       VOLUME                RATE      VOLUME
                                                 ----       ------                ----      ------
                                                                      (IN THOUSANDS)
Interest-earning assets:

 Loans receivable.........................     $(28,915)   $ 32,676  $  3,761   $(19,136)  $ 18,269  $   (867)
 Mortgage-backed securities...............       (6,399)      4,422    (1,977)   (11,249)    11,019      (230)
 Investment securities....................       (8,465)     19,756    11,291     (1,614)     4,993     3,379
 FHLB stock...............................         (575)        181      (394)      (618)       348      (270)
 Interest-earning deposits................         (933)     (1,090)   (2,023)    (5,293)     5,711       418
                                               --------    --------  --------   --------   --------  --------
   Total interest-earning assets..........      (45,287)     55,945    10,658    (37,910)    40,340     2,430

Interest-bearing liabilities:
 Savings accounts.........................       (7,917)      4,102    (3,815)    (4,573)     6,801     2,228
 NOW accounts.............................       (2,999)      1,373    (1,626)       126      2,000     2,126
 Money market demand accounts.............       (4,930)      5,517       587     (2,889)     5,273     2,384
 Certificate accounts.....................      (13,166)      5,315    (7,851)   (23,286)    (2,949)  (26,235)
 Borrowed funds...........................       (1,173)      1,119       (54)    (3,128)     9,828     6,700
 Debentures...............................         (131)        177        46       (120)     3,300     3,180
                                               --------    --------  --------   --------   --------  --------
  Total interest-bearing liabilities......      (30,316)     17,603   (12,713)   (33,870)    24,253    (9,617)

   Net change in net interest income......     $(14,971)   $ 38,342  $ 23,371   $ (4,040)  $ 16,087  $ 12,047
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

      The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2004, the Company's banking subsidiaries each exceeded its capital requirements.

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

      The following table summarizes the Bank's total stockholders' equity, regulatory capital, total risk-based assets, leverage and risk-based regulatory ratios at June 30, 2004 and 2003.

                                                               JUNE 30, 2004        JUNE 30, 2003
                                                               -------------        -------------
                                                                     (DOLLARS IN THOUSANDS)
Total shareholders' equity or GAAP capital...................  $     539,691        $     374,314
Less: unrealized (gain)/ loss on securities available for              2,438               (7,221)
  sale.......................................................
Less: nonqualifying intangible assets........................       (139,839)             (77,836)
Leverage capital.............................................        402,290              289,257
Plus: Tier 2 capital (1).....................................         28,541               26,552
Total risk-based capital.....................................        430,831              315,809
                                                               =============        =============

Average total assets for leverage ratio......................      5,323,638            4,795,103
                                                               =============        =============
Net risk-weighted assets including off-balance sheet items...      2,868,810            2,553,491
                                                               =============        =============

Leverage capital ratio.......................................           7.56%                6.03%
Minimum requirement (2)......................................  3.00% to 5.00%       3.00% to 5.00%

Risk-based capital ratio.....................................          15.02%               12.37%
Minimum requirement..........................................           8.00%                8.00%

------------------------

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

      The following table summarizes Jamestown's total stockholders' equity, regulatory capital, total risk-based assets, leverage and risk-based regulatory ratios at June 30, 2004 and 2003.

                                                               JUNE 30, 2004        JUNE 30, 2003
                                                               -------------        -------------
                                                                      (DOLLARS IN THOUSANDS)
Total shareholders' equity or GAAP capital..................   $      20,057        $      19,125
Less: unrealized (gain)/ loss on securities available for
  sale......................................................           1,868                 (471)
Less: nonqualifying intangible assets.......................               -                    -
Leverage capital............................................          21,925               18,654
Plus: Tier 2 capital (1)....................................           2,043                1,551
Total risk-based capital....................................          23,968               20,205
                                                               =============        =============

Average total assets for leverage ratio.....................         378,395              335,372
                                                               =============        =============
Net risk-weighted assets including off-balance sheet items..         226,744              191,552
                                                               =============        =============

Leverage capital ratio......................................            5.79%                5.56%
Minimum requirement (2).....................................   3.00% to 5.00%       3.00% to 5.00%

Risk-based capital ratio....................................           10.57%               10.55%
Minimum requirement.........................................            8.00%                8.00%

---------------------

(3) Tier 2 capital consists of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC, and 45% of pre-tax net unrealized gains on securities available-for-sale.

(4) The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3.00%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points.

      The Bank is also subject to Pennsylvania Department of Banking ("Department") capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

      LIQUIDITY AND CAPITAL RESOURCES. The Bank and Jamestown are required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy of the Company, to be eligible for liquidity. Liquidity is quantified through the use of a standard liquidity ratio of liquid assets to short-term borrowings plus deposits. Using this formula, the Bank's and Jamestown's liquidity ratios were 25.2% and 40.1%, respectively, as of June 30, 2004. The Bank and Jamestown adjust their liquidity levels in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset and liability management objectives.

      In addition to deposits, the Company's primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits amounted to $123.0 million at June 30, 2004. Other assets qualifying for liquidity outstanding at June 30, 2004, amounted to $1.214 billion. For additional information about cash flows from the Company's operating, financing, and investing activities, see Statements of Cash Flows included in the Consolidated Financial Statements.

      A major portion of the Company's liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.

      Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2004, the Company had $413.0 million in advances from the FHLB. The Company borrows from the FHLB to reduce interest rate risk and to provide liquidity when necessary.

      At June 30, 2004, the Company's customers had $205.2 million of unused lines of credit available and $144.9 million in loan commitments. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at June 30, 2004, totaled $977.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company.

      The major sources of the Company's cash flows are the areas of loans, marketable securities, deposits and borrowed funds.

      Deposits are the Company's primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of management's control, such as the general level of short-term and long-term interest rates in the economy, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as the Company, are also subject to deposit outflows. The Company's net deposits excluding interest credits and acquisitions, increased/(decreased) by $(271.6) million, $454.3 million and $138.8 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

      Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of interest rates in the economy. Funds received from principal payments on loans for the fiscal years ended in June 30, 2004, 2003 and 2002 were $892.0 million, $948.8 million and $697.4 million, respectively. Loan originations for the years ended June 30, 2004, 2003 and 2002 were $1.307 billion, $1.301 billion and $974.4 million, respectively. The Company also sells a portion of the loans it originates and the cash flows from such sales for the fiscal years ended June 30, 2004, 2003 and 2002 were $89.9 million, $233.9 million and $132.5 million, respectively.

      The Company also experiences significant cash flows from its portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature. During recent years, the Company has utilized cash to increase its portfolio of marketable securities. Cash flow from the repayment of principal and the maturity of marketable securities for the fiscal years ended June 30, 2004, 2003 and 2002 were $1.090 billion, $630.4 million and $193.1 million, respectively. During the fiscal years ended June 30, 2004, 2003 and 2002, the company utilized cash to purchase marketable securities in the amount of $892.4 million, $1.226 billion and $338.4 million, respectively.

      The Company utilizes borrowings as a source of liquidity, when necessary, and as a source of funds for long term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net increase/(decrease) of $(202.4) million for the fiscal year ended June 30, 2004, $151.3 million for the fiscal year ended June 30, 2003 and a net decrease of $17.0 million for the fiscal year ended June 30, 2002.

      Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $10.0 million, $3.9 million and $2.9 million for the fiscal years ended June 30 2004, 2003 and 2002, respectively. The current fiscal year ended June 30, 2004 was the third year in which Northwest Bancorp, MHC waived its right to receive cash dividends from the Company. Northwest Bancorp, MHC did accept payment of dividends during the fourth fiscal quarters. Dividends paid to Northwest Bancorp, MHC during the fiscal years ended June 30, 2004, 2003 and 2002 were $2,812,000, $0 and $0, respectively. Dividends waived by Northwest Bancorp, MHC during fiscal years ending June 30, 2004, 2003 and 2002 were $9,159,000, $11,317,000 and $8,488,000, respectively.

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

CONTRACTUAL OBLIGATIONS

      The Company is obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type.

--------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS AT JUNE 30, 2004                    Payments due by
                                                  ------------------------------------------------
(in thousands)                            Total   Less than 1 year  1-3 years  3-5 years  5+ years
--------------------------------------------------------------------------------------------------
Long-term debt(a)                        449,147       70,872         -         144,622    233,653
Junior subordinated debentures(b)        102,062         -            -            -       102,062
Operating leases(c)                       15,899        2,659        4,124        3,139      5,977
--------------------------------------------------------------------------------------------------
            Total                        567,108       73,531        4,124      147,761    341,692
--------------------------------------------------------------------------------------------------

(a) See Note 12, Borrowed Funds, for additional information
(b) See Note 23, Junior Subordinated Debentures/Trust-Preferred Securities, for additional information
(c) See Note 9, Premises and Equipment, for additional information

IMPACT OF NEW ACCOUNTING STANDARDS

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

      In December, 2003, the FASB released Statement of Financial Accounting Standards No. 132 (Revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132R"). SFAS 132R revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements Nos. 87 and 106. This statement retains the disclosure requirements contained in FASB Statement 132, which it replaces. It requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132R is effective for financial statements with fiscal years ending after December 31, 2003 and interim disclosures required by SFAS 132R are effective for interim periods beginning after December 15, 2003. This statement did not have a material effect on the Company's financial statements.

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

      The Company's policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of its interest-earning assets. The Company (i) emphasizes the origination of short-term, fixed-rate consumer loans, and at June 30, 2004, such loans constituted $665.6 million, or 14.7%, of the Company's total loan portfolio; (ii) emphasizes the origination of one- to four-family residential mortgage loans with terms of 15 years or less, and purchases shorter term or adjustable-rate investment securities and mortgage-backed securities; and (iii) originates adjustable-rate mortgage loans, adjustable-rate consumer loans, and adjustable-rate commercial loans, which at June 30, 2004, totaled $712.3 million or 18.6% of the Company's total loan portfolio. Of the Company's $5.372 billion of interest-earning assets at June 30, 2004, $1.457 billion, or 27.1%, consisted of assets with adjustable rates of interest. The Company also attempts to reduce interest rate risk by lengthening the maturities of its interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer term certificates of deposit.

      At June 30, 2004, total interest-bearing assets maturing or repricing within one year exceeded total interest-earning liabilities maturing or repricing in the same period by $77.4 million, representing a cumulative positive one-year gap ratio of 1.3%. The Company has an Asset/Liability Committee with members consisting of various individuals from Senior Management. This committee meets monthly in an effort to effectively manage the Company's balance sheet and to monitor activity and set pricing. The Company also has a Risk Management Committee comprised of certain members of the Board of Directors which is responsible for reviewing the Company's asset and liability management policies. The Committee meets quarterly and, as part of their risk management assessment, reviews interest rate risks and trends, the Company's interest sensitivity position and the liquidity and market value of the Company's investment portfolio.

      The following table sets forth, on an amortized cost basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2004, which are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of the term of repricing or the contractual term of the asset or liability. Management believes that these assumptions approximate the standards used in the savings industry and considers them appropriate and reasonable. For information regarding the contractual maturities of the Company's loans, investments and deposits, see "Business of the Company -- Lending Activities," " -- Investment Activities" and " -- Sources of Funds."

                                                                    AMOUNTS MATURING OR REPRICING
                                      ------------------------------------------------------------------------------------------
                                       WITHIN 1                                                           OVER 20
                                         YEAR       1-3 YEARS    3-5 YEARS   5-10 YEARS   10-20 YEARS      YEARS        TOTAL
                                      -----------  -----------  -----------  -----------  -----------   ----------    ----------
                                                                         (DOLLARS IN THOUSANDS)
Rate-sensitive assets:
   Interest-earning deposits ......   $  123,034   $       --   $       --   $       --   $       --    $       --    $  123,034
   Mortgage-backed securities: ....
     Fixed ........................       59,408       74,465       39,678       58,345       11,329            --       243,225
     Variable .....................      547,125           --           --           --           --            --       547,125
   Investment securities ..........      318,861       57,961      122,172      132,452        2,118            --       633,564
   Real estate loans: .............
     Adjustable-rate ..............       36,643        6,040           --           --           --            --        42,683
     Fixed-rate ...................      273,752      478,319      415,292      746,431      367,826            --     2,281,620
   Home equity lines of credit ....      150,689           --           --           --           --            --       150,689
   Education loans ................       95,599           --           --           --           --            --        95,599
   Other consumer loans ...........      284,386      260,952       90,333       28,429           --            --       664,100
   Commercial loans ...............      285,401      187,198      110,709        7,065           --            --       590,373
                                      ----------   ----------   ----------   ----------   ----------    ----------    ----------
     Total rate-sensitive assets ..   $2,174,898   $1,064,935   $  778,184   $  972,722   $  381,273    $       --    $5,372,012
                                      ==========   ==========   ==========   ==========   ==========    ==========    ==========

Rate-sensitive liabilities:
   Fixed maturity deposits ........   $  977,019   $  812,784   $  218,630   $   38,740   $      156    $       --    $2,047,329
   Money market deposit accounts ..      419,355           --       98,338           --      233,662            --       751,355
   Savings accounts ...............      506,000       80,000           --           --      438,244            --     1,024,244
   Checking accounts ..............       97,948           --           --           --           --       764,776       862,724
   FHLB advances ..................       34,706           --      144,622      232,802          851            --       412,981
   Other borrowings ...............       31,560        3,454        1,152           --           --            --        36,166
   Trust Preferred Securities .....       30,928           --           --           --           --        71,134       102,062
                                      ----------   ----------   ----------   ----------   ----------    ----------    ----------
     Total rate-sensitive
       liabilities ................   $2,097,516   $  896,238   $  462,742   $  271,542   $  672,913    $  835,910    $5,236,861
                                      ==========   ==========   ==========   ==========   ==========    ==========    ==========

Interest sensitivity gap per
   period .........................   $   77,382   $  168,697   $  315,442   $  701,180   $ (291,640)   $ (835,910)   $  135,151
                                      ==========   ==========   ==========   ==========   ==========    ==========    ==========

Cumulative interest sensitivity
   gap ............................   $   77,382   $  246,079   $  561,521   $1,262,701   $  971,061    $  135,151    $  135,151
                                      ==========   ==========   ==========   ==========   ==========    ==========    ==========

Cumulative interest sensitivity
   gap as a percentage of total
   assets .........................         1.34%        4.26%        9.72%       21.85%       16.80%         2.34%         2.34%
Cumulative interest-earning
   assets as a percent of
   cumulative interest-bearing
   liabilities ....................       103.69%      108.22%      116.25%      133.87%      122.06%       102.58%       102.58%

      When assessing the interest rate sensitivity of the company, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates. In preparing the table above, it has been assumed market rates will remain constant at current levels and as a result, the Company's loans will be affected as follows: (i) adjustable-rate mortgage loans will prepay at an annual rate of 15%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 10% to 15%; (iii) commercial loans will prepay at an annual rate of 15%; (iv) consumer loans held by the Bank will prepay at an annual rate of 15 to 20%; and (v) consumer loans held by Northwest Consumer will prepay at an annual rate of 60% to 65%. In regards to the Company's deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) money market accounts will gradually reprice over the next five years; and (iii) savings accounts and checking accounts will reprice either when the rates on such accounts reprice as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates. For purposes of this analysis, management has estimated, based on historical trends, that $98.0 million of the Company's checking accounts and $506.0 million of the Company's savings accounts are interest sensitive and will reprice in one year or less, and that the remainder will reprice over longer time periods.

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

      The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, diluted earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at June 30, 2004 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from the June 30, 2004 levels.

                                                                     MOVEMENTS IN INTEREST RATES FROM
                                                                            JUNE 30, 2004 RATES
                                                              ------------------------------------------
                                                                       INCREASE             DECREASE
                                                              -----------------------    ---------------
                                                                 1%            2%           1%       2%
                                                              -------      ----------    --------    ---
Simulated impact over the next 12 months
  compared with June 30, 2004:
Percentage increase/(decrease) in net income ..............       3.2%          2.0%         2.0%    NM
Increase/(decrease) in return on average equity ...........       0.3%          0.2%         0.2%    NM
Increase/(decrease) in diluted earnings per share .........   $  0.04      $   0.02      $  0.02     NM
Percentage increase/(decrease) in market value of equity ..      (8.1)%       (16.2)%        6.4%    NM

NM - Not meaningful

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements are included in Part III, Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The "Proposal I -- Election of Directors" section of the Company's definitive proxy statement for the Company's 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The "Proposal I -- Election of Directors" section of the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The "Proposal I -- Election of Directors" section of the Company's 2004 Proxy Statement is incorporated herein by reference.

      The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

      Set forth below is certain information as of June 30, 2004 regarding equity compensation plans that have been approved by stockholders.

                             NUMBER OF SECURITIES TO BE ISSUED                             NUMBER OF SECURITIES
EQUITY COMPENSATION PLANS       UPON EXERCISE OF OUTSTANDING        WEIGHTED AVERAGE      REMAINING AVAILABLE FOR
APPROVED BY STOCKHOLDERS           OPTIONS AND RIGHTS                EXERCISE PRICE         ISSUANCE UNDER PLAN
-------------------------    ---------------------------------      ----------------      -----------------------
 1995 Stock Option Plan                  514,309                        $  6.10                      -0-
 2000 Stock Option Plan                  547,575                        $ 13.01                   227,215
 Total                                 1,061,884                        $  9.66                   227,215
                                       =========                        =======                   =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The "Transactions with Certain Related Persons" section of the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The "Proposal V - Ratification of Appointment of Independent Registered Public Accounting Firm" Section of the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)(1) Financial Statements

      The following documents are filed as part of this Form 10-K.

            (A)   Report of Independent Registered Accounting Firm

            (B) Consolidated Statements of Financial Condition - at June 30, 2004 and 2003

            (C) Consolidated Statements of Income - Years ended June 30, 2004, 2003 and 2002

            (D) Consolidated Statements of Changes in Shareholders' Equity - Years ended June 30, 2004, 2003 and 2002

            (E) Consolidated Statements of Cash Flows - Years ended June 30, 2004, 2003 and 2002

            (F)   Notes to Consolidated Financial Statements.

      (a)(2) Financial Statement Schedules

      None

      (a)(3) Exhibits

Regulation                                                            Reference to Prior Filing
S-K Exhibit                                                               or Exhibit Number
  Number                              Document                             Attached Hereto
-----------        ------------------------------------------         -------------------------
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

    16             Letter re: change in certifying accountant                    None

    18             Letter re: change in accounting principles                    None

    21             Subsidiaries of Registrant                                    **

    22             Published report regarding matters                            None
                   submitted to vote of security holders

    23             Consent of experts and counsel                                23

Regulation                                                            Reference to Prior Filing
S-K Exhibit                                                               or Exhibit Number
  Number                              Document                             Attached Hereto
-----------        ------------------------------------------         -------------------------
    24             Power of Attorney                                             Not Required

    28             Information from reports furnished to                         None
                   State insurance regulatory authorities

    31.1           Certification pursuant to Rule 13a-14 of                      31.1
                   the Securities Exchange Act of 1934, as
                   Amended, as adopted pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002

    31.2           Certification pursuant to Rule 13a-14 of                      31.2
                   the Securities Exchange Act of 1934, as
                   Amended, as adopted pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002

    32             Certification pursuant to 18 U.S.C.                           32
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

                                         NORTHWEST BANCORP, INC.

Date:  September 13, 2004                By:   /s/ WILLIAM J. WAGNER
                                               -----------------------------
                                               William J. Wagner, Chairman,
                                               President and Chief Executive
                                               Officer (Principal Executive
                                               Officer)

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:    /s/ WILLIAM J. WAGNER             By:   /s/ WILLIAM W. HARVEY, JR.
       ------------------------------          --------------------------------
       William J. Wagner, Chairman,            William W. Harvey, Jr., Senior
       President, Chief Executive              Vice President, Finance
       Officer and Director                    (Principal Financial and
                                               Accounting Officer)

       Date: September 13, 2004                Date: September 13, 2004

By:    /s/ JOHN M. BAUER                 By:   /s/ RICHARD L. CARR
       ------------------------------          --------------------------------
       John M. Bauer, Director                 Richard L. Carr, Director

       Date: September 13, 2004                Date: September 13, 2004

By:    /s/ RICHARD E. MCDOWELL           By:   /s/ THOMAS K. CREAL, III
       ------------------------------          --------------------------------
       Richard E. McDowell, Director           Thomas K. Creal, III, Director

       Date: September 13, 2004                Date: September 13, 2004

By:    /s/ JOSEPH F. LONG                By:   /s/ A. PAUL KING
       ------------------------------          --------------------------------
       Joseph F. Long, Director                A. Paul King, Director

       Date: September 13, 2004                Date: September 13, 2004

By:    /s/ ROBERT G. FERRIER
       ------------------------------
       Robert G. Ferrier, Director

       Date: September 13, 2004

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

        (With Report of Independent Registered Accounting Firm Thereon)

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors
Northwest Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorp, Inc. and subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancorp, Inc. and subsidiaries as of June 30, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Pittsburgh, Pennsylvania
July 21, 2004, except as to Note 25,
which is as of September 11, 2004

/s/ KPMG LLP

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                             June 30, 2004 and 2003

                  (Amounts in thousands, excluding share data)

                                                                         2004           2003
                                                                      -----------     ---------
                                     ASSETS
Cash and cash equivalents                                             $    48,045        75,563
Interest-earning deposits in other financial institutions                 123,034       244,437
Marketable securities available-for-sale (amortized cost of
  $835,610 and $884,667)                                                  828,829       896,631
Marketable securities held-to-maturity (market value of
  $588,366 and $486,922)                                                  588,304       477,821
Loans receivable, net of allowance for estimated
  losses of $29,689 and $26,593                                         3,788,570     3,246,771
Accrued interest receivable                                                21,387        18,714
Real estate owned, net                                                      3,845         3,664
Federal Home Loan Bank stock, at cost                                      35,655        33,764
Premises and equipment, net                                                79,755        63,190
Bank owned life insurance                                                  90,187        63,397
Goodwill                                                                  126,849        76,206
Other intangible assets                                                    15,150         3,530
Other assets                                                               29,013        18,679
                                                                      -----------     ---------
            Total assets                                              $ 5,778,623     5,222,367
                                                                      ===========     =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                                            $ 4,685,652     4,263,556
  Borrowed funds                                                          449,147       465,750
  Advances by borrowers for taxes and insurance                            26,594        21,319
  Accrued interest payable                                                  3,919         4,101
  Other liabilities                                                        11,270        11,709
  Junior subordinated deferrable interest debentures held by trusts
     that issued guaranteed capital debt securities                       102,062            --
  Guaranteed preferred beneficial interests in Company's junior
     subordinated deferrable interest debentures                               --        99,000
                                                                      -----------     ---------
            Total liabilities                                           5,278,644     4,865,435
Shareholders' equity:
  Preferred stock, $0.10 par value. Authorized 10,000,000 shares;
     issued and outstanding 0 shares at June 30, 2004 and 2003                 --            --
  Common stock, $0.10 par value. Authorized 100,000,000 shares;
     issued and outstanding 47,960,287 and 47,693,981 shares at
     June 30, 2004 and 2003, respectively                                   4,796         4,769
  Paid-in capital                                                         187,427        72,787
  Retained earnings, substantially restricted                             312,164       271,599
  Accumulated other comprehensive income, net                              (4,408)        7,777
                                                                      -----------     ---------
            Total shareholders' equity                                    499,979       356,932
                                                                      -----------     ---------
            Total liabilities and shareholders' equity                $ 5,778,623     5,222,367
                                                                      ===========     =========

See accompanying notes to consolidated financial statements.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                   Years ended June 30, 2004, 2003, and 2002

                  (Amounts in thousands, excluding share data)

                                                     2004         2003         2002
                                                  ----------   ----------   ----------
Interest income:
  Loans receivable                                $  231,226    227,317      228,333
  Mortgage-backed securities                          24,324     26,301       26,531
  Taxable investment securities                       15,057      9,778        9,710
  Tax-free investment securities                      11,965      8,313        6,434
  Interest-earning deposits                            1,887      3,910        3,492
                                                  ----------   --------     --------
            Total interest income                    284,459    275,619      274,500
Interest expense:
  Deposits                                            96,802    109,507      129,004
  Borrowed funds                                      28,123     28,131       18,251
                                                  ----------   --------     --------
            Total interest expense                   124,925    137,638      147,255
                                                  ----------   --------     --------
            Net interest income                      159,534    137,981      127,245

Provision for loan losses                              6,842      8,431        6,360
                                                  ----------   --------     --------
            Net interest income after provision
               for loan losses                       152,692    129,550      120,885

Noninterest income:
  Service charges and fees                            13,785     13,428       11,910
  Trust and other financial services income            3,982      3,492        2,245
  Insurance commission income                            948      1,188        1,523
  Gain on sale of marketable securities, net           5,386      1,264           73
  Gain on sale of loans                                  433      1,729          730
  Gain on sale of real estate owned                    1,310        493          592
  Income from bank owned life insurance                4,004      3,253          144
  Writedown of investment securities                      --         --         (400)
  Other operating income                               2,092      1,888        1,356
                                                  ----------   --------     --------
            Total noninterest income                  31,940     26,735       18,173
                                                  ----------   --------     --------

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                   Years ended June 30, 2004, 2003, and 2002

                  (Amounts in thousands, excluding share data)

                                                      2004       2003       2002
                                                    --------   -------    --------
Noninterest expense:
  Compensation and employee benefits                $ 62,982    54,445     48,176
  Premises and occupancy costs                        15,826    13,537     11,869
  Office operations                                   10,637     9,790      8,909
  Processing expenses                                  9,061     8,295      7,108
  Amortization of intangibles                          4,532       650        283
  Advertising                                          3,504     3,483      2,185
  Other expenses                                       7,459     7,807      5,994
                                                    --------    ------     ------
           Total noninterest expense                 114,001    98,007     84,524
                                                    --------    ------     ------
           Income before income taxes and
             cumulative effect of accounting
             change                                   70,631    58,278     54,534

Provision for income taxes:
  Federal                                             16,800    14,362     14,507
  State                                                3,303     2,225      2,093
                                                    --------    ------     ------
           Total provision for income taxes           20,103    16,587     16,600
                                                    --------    ------     ------
           Income before cumulative effect of
             accounting change                      $ 50,528    41,691     37,934
Cumulative effect of accounting change                    --        --      2,237
                                                    --------    ------     ------
           Net income                               $ 50,528    41,691     40,171
                                                    ========    ======     ======
Basic per share amounts:
  Income before cumulative effect of accounting
    change                                          $   1.05      0.88       0.80
  Cumulative effect of accounting change                  --        --       0.05
                                                    --------    ------     ------
           Net income                               $   1.05      0.88       0.85
                                                    ========    ======     ======
Diluted per share amounts:
  Income before cumulative effect of accounting
    change                                          $   1.04      0.87       0.79
  Cumulative effect of accounting change                  --        --       0.05
                                                    --------    ------     ------
           Net income                               $   1.04      0.87       0.84
                                                    ========    ======     ======

 See accompanying notes to consolidated financial statements.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

          Consolidated Statements of Changes in Shareholders' Equity

                   Years ended June 30, 2004, 2003, and 2002

                  (Amounts in thousands, excluding share data)

                                                                                                          ACCUMULATED
                                                                                                             OTHER
                                                                                                         COMPREHENSIVE
                                                                         COMMON     PAID-IN   RETAINED      INCOME
                                                                         STOCK      CAPITAL   EARNINGS    (LOSS), NET
                                                                        --------   --------   --------   -------------
Balance at June 30, 2001                                                $  4,743     71,283    196,566       3,178

Comprehensive income:
  Net income                                                                  --         --     40,171          --
  Change in unrealized gain on securities, net of tax and
     reclassification adjustment                                              --         --         --       3,038
                                                                        --------    -------    -------      ------
             Total comprehensive income                                       --         --     40,171       3,038

Exercise of stock options                                                     12        420         --          --
Tax benefit for excess of fair value above cost of stock option
  plans                                                                       --        135         --          --
RRP shares released                                                           --         --         --          --
Dividends declared ($0.24 per share)                                          --         --     (2,906)         --
                                                                        --------    -------    -------      ------
Balance at June 30, 2002                                                   4,755     71,838    233,831       6,216

Comprehensive income:
  Net income                                                                  --         --     41,691          --
  Change in unrealized gain on securities, net of tax and
     reclassification adjustment                                              --         --         --       1,561
                                                                        --------    -------    -------      ------
             Total comprehensive income                                       --         --     41,691       1,561

Exercise of stock options                                                     14        728         --          --
Tax benefit for excess of fair value above cost of stock
option plans                                                                  --        221         --          --
Dividends declared ($0.32 per share)                                          --         --     (3,923)         --
                                                                        --------    -------    -------      ------
Balance at June 30, 2003                                                   4,769     72,787    271,599       7,777

Comprehensive income:
  Net income                                                                  --         --     50,528          --
  Change in unrealized gain on securities, net of tax and
     reclassification adjustment                                              --         --         --     (12,185)
                                                                        --------    -------    -------      ------
             Total comprehensive income                                       --         --     50,528     (12,185)

Exercise of stock options                                                     27      1,004         --          --
Tax benefit for excess of fair value above cost of stock option plans         --        832         --          --
Dividends declared ($0.40 per share)                                          --         --     (9,963)         --
Common stock issued, net of issuance costs                                    --    112,804         --          --
                                                                        --------    -------    -------      ------
Balance at June 30, 2004                                                $  4,796    187,427    312,164      (4,408)
                                                                        ========    =======    =======      ======

                                                                            UNEARNED
                                                                           RECOGNITION
                                                                               AND
                                                                            RETENTION      TOTAL
                                                                              PLAN      SHAREHOLDERS
                                                                             SHARES       EQUITY
                                                                           -----------  ------------
Balance at June 30, 2001                                                      (57)        275,713

Comprehensive income:
  Net income                                                                   --          40,171
  Change in unrealized gain on securities, net of tax and
     reclassification adjustment                                               --           3,038
                                                                           ------         -------
             Total comprehensive income                                        --          43,209

Exercise of stock options                                                      --             432
Tax benefit for excess of fair value above cost of stock option
  plans                                                                        --             135
RRP shares released                                                            57              57
Dividends declared ($0.24 per share)                                           --          (2,906)
                                                                           ------         -------
Balance at June 30, 2002                                                       --         316,640

Comprehensive income:
  Net income                                                                   --          41,691
  Change in unrealized gain on securities, net of tax and
     reclassification adjustment                                               --           1,561
                                                                           ------         -------
             Total comprehensive income                                        --          43,252

Exercise of stock options                                                      --             742
Tax benefit for excess of fair value above cost of stock
option plans                                                                   --             221
Dividends declared ($0.32 per share)                                           --          (3,923)
                                                                           ------         -------

Balance at June 30, 2003                                                       --         356,932

Comprehensive income:
  Net income                                                                   --          50,528
  Change in unrealized gain on securities, net of tax and
     reclassification adjustment                                               --         (12,185)
                                                                           ------         -------
             Total comprehensive income                                        --          38,343

Exercise of stock options                                                      --           1,031
Tax benefit for excess of fair value above cost of stock option plans          --             832
Dividends declared ($0.40 per share)                                           --          (9,963)
Common stock issued, net of issuance costs                                     --         112,804
                                                                           ------         -------
Balance at June 30, 2004                                                       --         499,979
                                                                           ======         =======

See accompanying notes to consolidated financial statements.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Years ended June 30, 2004, 2003, and 2002

                  (Amounts in thousands, excluding share data)

                                                          2004          2003          2002
                                                       -----------   -----------   -----------
Operating activities:
  Net income                                           $    50,528        41,691        40,171
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Provision for loan losses                             6,842         8,431         6,360
       Net gain on sales of assets                          (7,129)       (3,486)       (1,395)
       Net depreciation, amortization, and accretion        14,076        10,217         5,892
       Decrease (increase) in other assets                  17,286           830        (2,457)
       Increase (decrease) in other liabilities            (10,550)       (2,049)        1,998
       Net (accretion) amortization of discounts/
         premiums on marketable securities                   7,770           898        (2,491)
       Noncash compensation expense related
         to stock benefit plans                                 --            --            57
       Noncash writedown of investment securities               --            --           400
       Noncash cumulative effect of change in
         accounting principle                                   --            --        (2,237)
                                                       -----------   -----------     ---------
            Net cash provided by operating
              activities                                    78,823        56,532        46,298
                                                       -----------   -----------     ---------
Investing activities:
  Purchase of marketable securities held-to-maturity      (309,059)     (478,871)     (129,047)
  Purchase of marketable securities available-for-sale    (583,355)     (747,081)     (209,396)
  Proceeds from maturities and principal reductions
     of marketable securities held-to-maturity             426,068       413,988        72,144
  Proceeds from maturities and principal reductions
     of marketable securities available-for-sale           663,715       216,394       120,960
  Proceeds from sales of marketable securities
     available-for-sale                                    286,770        84,134        50,720
  Purchase of bank-owned life insurance                         --       (10,000)      (50,000)
  Loan originations                                     (1,307,118)   (1,301,263)     (974,413)
  Proceeds from loan maturities and principal
     reductions                                            891,957       948,781       697,427
  Proceeds from loan sales                                  89,929       233,868       132,464
  Purchase of Federal Home Loan Bank stock                  10,889        (7,422)       (1,203)
  Proceeds from sale of real estate owned                    5,776         5,317         3,514
  Sale of real estate owned for investment                    (226)          (87)           32
  Purchase of premises and equipment                       (22,832)      (11,422)      (13,184)
  Acquisitions, net of cash received                       (97,097)        2,619        53,443
                                                       -----------   -----------     ---------
            Net cash provided by (used by)
                investing activities                        55,417      (651,045)     (246,539)
                                                       -----------   -----------     ---------

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Years ended June 30, 2004, 2003, and 2002

                  (Amounts in thousands, excluding share data)

                                                          2004         2003        2002
                                                        ---------    --------    --------
Financing activities:
  (Decrease) increase in deposits, net                  $(187,291)    548,680     243,222
  Proceeds from long-term borrowings                           --     180,000       1,041
  Repayments of long-term borrowings                     (203,064)    (40,776)    (17,294)
  Net increase (decrease) in short-term borrowings            676      12,056        (699)
  Increase (decrease) in advances by borrowers
    for taxes and insurance                                 2,646         (20)       (767)
  Proceeds from issuance of guaranteed preferred
    beneficial interests in Company's junior
    subordinated debentures                                    --          --      99,000
  Proceeds from stock offering, net of issuance costs     112,804          --          --
  Cash dividends paid                                      (9,963)     (3,923)     (2,906)
  Proceeds from options exercised                           1,031         742         432
                                                        ---------     -------     -------
            Net cash (used by) provided by financing
              activities                                 (283,161)    696,759     322,029
                                                        ---------     -------     -------
            Net (decrease) increase in cash and
              cash equivalents                           (148,921)    102,246     121,788
                                                        ---------     -------     -------
Cash and cash equivalents at beginning of year            320,000     217,754      95,966
Net increase in cash and cash equivalents                (148,921)    102,246     121,788
                                                        ---------     -------     -------
Cash and cash equivalents at end of year                $ 171,079     320,000     217,754
                                                        =========     =======     =======
Cash paid during the year for:
  Interest on deposits and borrowings (including
     interest credited to deposit accounts of
     $84,336, $94,376, and $104,426, respectively)      $ 125,107     139,031     145,806
  Income taxes                                              7,129      15,399      14,689
Noncash activities:
  Business acquisitions:
     Fair value of assets acquired                      $ 910,803     176,885      32,566
     Net cash received (paid)                             (97,097)      2,619      53,443
                                                        ---------     -------     -------
            Liabilities assumed                         $ 813,706     179,504      86,009
                                                        =========     =======      ======
  Loan foreclosures and repossessions                   $   4,647       3,053       4,382
  Sale of real estate owned financed by the Company           340         815         838

See accompanying notes to consolidated financial statements.

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   NATURE OF OPERATIONS

            The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC is a federal mutual holding company and, at June 30, 2004, owned approximately 59% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the Company), 100% of Leeds Federal Savings Bank and 100% of First Carnegie Deposit. The current fiscal year ended June 30, 2004 was the third fiscal year in which Northwest Bancorp, MHC applied for, and received, approval from the Office of Thrift Supervision (OTS), its primary regulator, to waive its right to receive cash dividends from the Company. Dividends waived by Northwest Bancorp, MHC during fiscal 2004, 2003, and 2002 were $9,159,000, $11,317,000, and
            $8,488,000, respectively. Dividends paid to Northwest Bancorp, MHC during fiscal 2004, 2003 and 2002 were $2,812,000, $-0- and $-0-, respectively. Northwest Bancorp, MHC did not waive its right to receive the fourth quarter of fiscal 2004 quarterly dividend in response to additional liquidity needs relating to its ownership of Leeds Federal Savings Bank and First Carnegie Deposit. Applications have been filed to transfer ownership of these two entities to Northwest Bancorp, Inc. After such transfers have occurred, Northwest Bancorp, MHC will seek regulatory approval to resume waiving dividends.

            During the 2004 fiscal year, the Company sold 7,255,520 common shares previously owned by the Mutual Holding Company. The transaction increased the Company's capital by $112.8 million but did not increase the number of shares outstanding.

            Northwest Bancorp, Inc., which is headquartered in Warren, Pennsylvania, is a federal savings and loan holding company for its wholly owned subsidiaries Northwest Savings Bank (Northwest) and Jamestown Savings Bank (Jamestown). These retail oriented financial institutions offer traditional deposit and loan products through their 132 banking locations in Pennsylvania, 10 banking locations in southwestern New York and 5 banking locations in eastern Ohio. The Company and its subsidiaries also offer loan products through 47 consumer finance offices in Pennsylvania and two in New York.

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

      (d)   MARKETABLE SECURITIES

            The Company classifies marketable securities at the time of their purchase as either held-to-maturity, available-for-sale or trading securities. Securities for which management has the intent and the Company has the ability to hold until their maturity are classified as held-to-maturity and are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount on a level yield basis. If it is management's intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as accumulated other comprehensive income, a separate component of shareholders' equity, net of tax. Securities available-for-sale include securities which may be sold in response to changes in interest rates, resultant prepayment risk or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. The cost of securities sold is determined on a

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

            specific identification basis. The Company held no securities classified as trading at June 30, 2004 and 2003.

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

            The Company has identified certain residential loans which will be sold prior to maturity. These loans are recorded at the lower of amortized cost or market value and are not significant as of June 30, 2004 and 2003.

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

                         June 30, 2004, 2003, and 2002

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

      (i)   GOODWILL

            On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 addresses financial accounting and reporting for business combinations. Because the Company generally used purchase accounting for its business combinations, this statement did not materially change its ongoing operation.

            Concurrently with SFAS 141, the Company adopted SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement, among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. Immediately upon adoption, and as required by SFAS 141 and SFAS 142, existing negative goodwill of $2.2 million was recorded in income as the cumulative effect of a change in accounting principle and the Company stopped amortizing the remaining goodwill of $65.5 million. There was no tax effect associated with the recognition of negative goodwill of $2.2 million as such amount arose in a tax-free reorganization. In addition, the Company performed its initial impairment analysis of goodwill and other intangible assets noting that the estimated fair value exceeded the carrying amount.

            On October 1, 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147). The standard clarifies that a branch acquisition that meets the definition of a business should be

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

            accounted for as a business combination. Otherwise, the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The effect of the standard is to exclude a branch acquisition that meets the definition of a business from the scope of SFAS 72 and include it within the scope of SFAS 141. Upon adoption, unidentifiable intangible assets arising from branch acquisitions that meet the definition of a business combination shall be reclassified to goodwill at the later of the date of acquisition or the date SFAS 142 was applied in its entirety. The reclassified goodwill shall be accounted for and reported prospectively as goodwill under SFAS 142. In addition, because the Company adopted SFAS 142 prior to October 1, 2002, all previously issued interim and annual financial statements that reflect amortization of the reclassified goodwill were restated to remove that amortization expense. As a result of adopting SFAS 147, the Company reclassified approximately $60.0 million of unidentifiable intangible assets to goodwill as of June 30, 2002. (Such amount was $54.0 million as of July 1, 2001.) Adopting SFAS 147 also increased net income for the year ended June 30, 2002 by $4.3 million.

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

      (j)   CORE DEPOSIT INTANGIBLES

            The Company engages an independent third party of experts to analyze and prepare a core deposit study for all acquisitions. This study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. Based upon this analysis, the amount of the premium related to the core deposits of the business purchased is calculated along with the estimated life of the acquired deposits. The core deposit intangible, which is recorded in other intangible assets, is then amortized to expense on an accelerated basis over an approximate life of 7 years.

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

                         June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

      (l)   DEPOSITS

            Interest on deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the accounts.

      (m)   PENSION PLAN

            The Company has noncontributory defined benefit pension plans. The net periodic pension cost has been calculated in accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions. The Company uses an April 30 measurement date for its defined benefit pension plan.

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

      (o)   STOCK OPTIONS

            The Company accounts for its stock-based compensation plans under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees utilizing the intrinsic-value-based method, on which APB No. 25 is based. In accordance with SFAS No. 123 Accounting for Stock-based Compensation, the Company previously adopted the disclosure only option and continues to apply the provisions of APB No. 25, for financial statement purposes. The Black-Scholes option pricing model was used to determine the fair value estimates for disclosure purposes.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

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

                                        2004             2003          2002
                                      --------          ------        ------
Net income:
  As reported                         $ 50,528          41,691         40,17
  Deduct total stock-based
     employee compensation
     expense determined under
     fair-value-based method
     for all awards, net of tax           (313)           (230)         (145)
                                      --------          ------        ------
            Pro forma                 $ 50,215          41,461        40,026
                                      ========          ======        ======
Basic earnings per share:
  As reported                             1.05            0.88          0.85
  Pro forma                               1.05            0.87          0.84
Diluted earnings per share:
  As reported                             1.04            0.87          0.84
  Pro forma                               1.04            0.86          0.83

            There was no stock-based employee compensation expense included in reported net income during fiscal 2004, 2003, and 2002.

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

      (p)   SEGMENT REPORTING

            Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that public business enterprises report financial and descriptive information about their reportable operating segments. Based on the guidance provided by this statement, the Company has identified two reportable segments, Community Banks and Consumer Finance. See footnote 22 for related disclosures.

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

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

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

(3)   BUSINESS COMBINATIONS

      On August 31, 2003, the Company completed the acquisition of First Bell Bancorp, Inc. and its subsidiary Bell Federal Savings and Loan Association of Bellevue, both headquartered in Bellevue, Pennsylvania. The acquisition included seven offices, assets of approximately $933.0 million and deposits of approximately $609.4 million. The cash acquisition amount of approximately $114.3 million created intangible assets of approximately $66.4 million.

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

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

      On November 16, 2001, the Company completed the acquisition of a retail banking office in Ebensburg, Pennsylvania. The acquisition included approximately $26 million of deposits and the related fixed assets. This cash purchase created intangible assets of approximately S2.0 million.

(4)   MARKETABLE SECURITIES

      Marketable securities at June 30, 2004, are as follows:

                                                              GROSS           GROSS
                                                            UNREALIZED      UNREALIZED
                                            AMORTIZED        HOLDING         HOLDING           MARKET
                                               COST           GAINS           LOSSES            VALUE
                                            -------------------------------------------------------------
Held-to-maturity:
  U.S. government and agencies:
     Due in one year - five years           $ 12,518             --              (1)           12,517
     Due in five years - ten years            39,982            629            (257)           40,354
  Municipal securities:
     Due in five years - ten years             2,568             15              --             2,583
     Due after ten years                     112,281          1,148          (2,257)          111,172
  Corporate debt issues:
     Due after ten years                      41,178          1,796            (477)           42,497
  Mortgage-backed securities:
     Fixed rate pass-through                   5,080             38             (39)            5,079
     Variable rate pass-through              197,511            493          (2,037)          195,967
     Fixed rate CMO                            7,519             --             (75)            7,444
     Variable rate CMO                       169,667          1,148             (62)          170,753
                                            --------          -----          ------           -------
             Total mortgage-
               backed securities             379,777          1,679          (2,213)          379,243
                                            --------          -----          ------           -------
             Total securities
               held-to-maturity             $588,304          5,267          (5,205)          588,366
                                            ========          =====          ======           =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

                                                             GROSS          GROSS
                                                          UNREALIZED     UNREALIZED
                                           AMORTIZED        HOLDING        HOLDING        MARKET
                                             COST            GAINS          LOSSES        VALUE
                                           ----------     ----------     -----------     --------
Available-for-sale:
  U.S. government and agencies:
     Due in one year - five
     years                                 $ 18,290             --           (506)        17,784
     Due in five years - ten years           37,490            204           (164)        37,530
     Due after ten years                    109,972             --         (2,607)       107,365
  Equity securities and mutual funds         87,042          3,611         (1,716)        88,937
  Municipal securities:
     Due in five years - ten years              915              7             (7)           915
     Due after ten years                    143,887            814         (3,147)       141,554
  Corporate debt issues
     Due in one year or less                  3,018              9             --          3,027
     Due in one year - five years                --             --             --             --
     Due in five years - ten years           15,000             80             --         15,080
     Due after ten years                      9,423             37           (129)         9,331
  Mortgage-backed securities:
     Fixed rate pass-through                 89,141            767         (1,249)        88,659
     Variable rate pass-through              87,237            141           (876)        86,502
     Fixed rate CMO                         141,485            280         (3,899)       137,866
     Variable rate CMO                       92,710          1,603            (34)        94,279
                                           --------          -----        -------        -------
          Total mortgage-
             backed securities              410,573          2,791         (6,058)       407,306
                                           --------          -----        -------        -------
          Total securities
             available-for-sale            $835,610          7,553        (14,334)       828,829
                                           ========          =====        =======        =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

 Marketable securities at June 30, 2003, are as follows:

                                                           GROSS         GROSS
                                                        UNREALIZED     UNREALIZED
                                          AMORTIZED       HOLDING        HOLDING          MARKET
                                             COST          GAINS         LOSSES            VALUE
                                          ---------     ----------     ----------         -------
Held-to-maturity:
  U.S. government and agencies:
     Due in five years - ten years        $  14,985          1,532            --           16,517
     Due after ten years                      2,047            645            --            2,692
  Municipal securities:
     Due in one year - five years                90              4            --               94
     Due after ten years                     65,466          3,345            --           68,811
  Corporate debt issues:
     Due after ten years                     45,831          2,311          (475)          47,667
  Mortgage-backed securities:
     Fixed rate pass-through                  8,297            120            --            8,417
     Variable rate pass-through              57,988            219           (45)          58,162
     Fixed rate CMO                          24,651            185          (240)          24,596
     Variable rate CMO                      258,466          1,566           (66)         259,966
                                          ---------          -----        ------          -------
             Total mortgage-
               backed securities            349,402          2,090          (351)         351,141
                                          ---------          -----        ------          -------
             Total securities
               held-to-maturity           $ 477,821          9,927          (826)         486,922
                                          =========          =====        ======          =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

                                                           GROSS          GROSS
                                                        UNREALIZED     UNREALIZED
                                          AMORTIZED       HOLDING        HOLDING           MARKET
                                             COST          GAINS         LOSSES            VALUE
                                          ---------     ----------     ----------         -------
Available-for-sale:
  U.S. government and agencies:
     Due in five years - ten  years        $ 11,900          1,800            --           13,700
     Due after ten years                     30,000              3            --           30,003
  Equity securities and mutual funds        140,603          3,768          (311)         144,060
  Municipal securities:
     Due in five years - ten years              459             23            --              482
     Due after ten years                    119,337          3,846           (11)         123,172
  Corporate debt issues:
     Due in one year or less                  1,006             11            --            1,017
     Due in one year - five years             7,089            287            --            7,376
     Due in five years - ten years           15,000             --            --           15,000
     Due after ten years                      4,407             --          (219)           4,188
  Mortgage-backed securities:
     Fixed rate pass-through                 43,449          2,030           (18)          45,461
     Variable rate pass-through             128,528            960            (2)         129,486
     Fixed rate CMO                         191,911            135        (1,879)         190,167
     Variable rate CMO                      190,978          1,578           (37)         192,519
                                           --------         ------        ------          -------
             Total mortgage-
               backed securities            554,866          4,703        (1,936)         557,633
                                           --------         ------        ------          -------
             Total securities
               available-for-sale          $884,667         14,441        (2,477)         896,631
                                           ========         ======        ======          =======

      Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

      The following table presents information regarding the issuers and the carrying value of the Company's mortgage-backed securities:

                                                        JUNE 30
                                               --------------------------
                                                2004               2003
                                               -------            -------
Mortgage-backed securities:
  FNMA                                        $388,195            355,722
  GNMA                                         177,490             58,834
  FHLMC                                        179,166            426,753
  Other (nonagency)                             42,232             65,726
                                              --------            -------
     Total mortgage-backed securities         $787,083            907,035
                                              ========            =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

      Marketable securities having a carrying value of $406,706,000 at June 30, 2004 were pledged under collateral agreements. During the fiscal years 2004, 2003, and 2002, the Company sold marketable securities classified as available-for-sale for $286,770,000, $84,134,000, and $50,720,000, respectively. The gross pretax profit on these sales was $5,386,000, $1,264,000, and $73,000. In addition, during fiscal 2002, the Company experienced other than temporary declines in its held-to-maturity portfolio resulting in write-downs of $400,000.

      The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2004:

                              LESS THAN 12 MONTHS     12 MONTHS OR MORE             TOTAL
                            ---------------------   ---------------------    --------------------
                               FAIR     UNREALIZED     FAIR    UNREALIZED      FAIR    UNREALIZED
                               VALUE     LOSSES       VALUE     LOSSES        VALUE     LOSSES
                            ----------  ----------  ---------  ----------    -------   ----------
U.S. government and
agencies                    $  180,357       3,535         --          --    180,357     3,535
Municipal securities           124,947       4,963      4,340         449    129,287     5,412
Corporate debt issues           81,056       1,818      9,647         504     90,703     2,322
Mortgage-backed securities     406,047       5,568     45,550       2,702    451,597     8,270
                            ----------      ------     ------       -----    -------    ------
      Total temporarily
      impaired securities   $  792,407      15,884     59,537       3,655    851,944    19,539
                            ==========      ======     ======       =====    =======    ======

      The decline in the fair value of securities primarily resulted from interest rate fluctuations. Approximately 92% of temporarily impaired securities have been in a continuous unrealized loss position for less than 12 months. The Company has the ability and intent to hold these securities until the market value recovers or maturity and the Company believes the collection of the contractual principal and interest is probable. The Company believes for these reasons that the unrealized losses are all considered temporary impairment losses. There are approximately 430 positions that are temporarily impaired at June 30, 2004. The aggregate carrying amount of cost-method investments at June 30, 2004 was $1,417,133,000, of which all were evaluated for impairment.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

(5)   LOANS RECEIVABLE

      Loans receivable at June 30, 2004 and 2003, are summarized in the table below:

                                              2004           2003
                                           -----------     ---------

Real estate loans:
  One- to four-family                      $ 2,372,352     2,112,811
  Multi-family and commercial                  440,864       377,507
                                           -----------     ---------
        Total real estate loans              2,813,216     2,490,318

Consumer loans:
  Automobile                                   120,887       118,120
  Home improvement                             575,644       378,341
  Education                                     95,599        90,485
  Loans on savings accounts                      6,646         7,132
  Other                                        111,612       107,483
                                           -----------     ---------
        Total consumer loans                   910,388       701,561

Commercial loans                               149,509       130,115
                                           -----------     ---------
        Total loans receivable, gross        3,873,113     3,321,994

Deferred loan fees                              (6,805)       (7,409)
Allowance for loan losses                      (29,689)      (26,593)
Undisbursed loan proceeds (real
 estate loans)                                 (48,049)      (41,221)
                                           -----------     ---------
        Total loans receivable, net        $ 3,788,570     3,246,771
                                           ===========     =========


      At June 30, 2004 and 2003, the Company serviced loans for others approximating $314,150,000 and $327,243,000, respectively. These loans serviced for others are not assets of the Company and are appropriately excluded from the Company's financial statements.

      At June 30, 2004, approximately 93% of the Company's loan portfolio was secured by properties located in Pennsylvania. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

      Loans receivable at June 30, 2004, include $712,285,000 of adjustable rate loans and $3,160,828,000 of fixed rate loans.

      Loans receivable at June 30, 2003, include $590,725,000 of adjustable rate loans and $2,731,269,000 of fixed rate loans.

      Included in the commercial loans balance of $149,509,000 at June 30, 2004 and $130,115,000 at June 30, 2003 is a receivable from Northwest Bancorp, MHC of $22,000,000 and $12,000,000, respectively.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

      The Company's exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. The Company uses the same credit policies in making commitments for off-balance-sheet financial instruments as it does for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of June 30,2004 and 2003, are presented in the following table:

                                                   JUNE 30
                                        ---------------------------
                                           2004               2003
                                        ---------           -------
Loan commitments                        $ 144,943           118,465
Undisbursed lines of credit               205,196           163,235
Standby letters of credit                  12,234            12,589
                                        ---------           -------
                                        $ 362,373           294,289
                                        =========           =======

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

      Outstanding mortgage loan commitments at June 30, 2004, for fixed rate loans, are $54,684,000. The interest rates on these commitments approximate market rates at June 30, 2004. Outstanding mortgage loan commitments at June 30, 2004, for adjustable rate loans are $47,610,000. The fair value of these commitments are affected by fluctuations in market rates of interest.

      The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company's customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit is $12,234,000, of which $11,717,000 is fully collateralized. A liability of $58,000 has been recognized by the Company for the obligations and there are no recourse provisions that would enable the Company to recover any amounts from third parties.

      The Company automatically places loans on nonaccrual status when they become more than 90 days contractually delinquent or when the paying capacity of the obligor becomes inadequate to meet the requirements of the contract. When a loan is placed on nonaccrual, all previously accrued and uncollected interest is reversed against current period interest income. Nonaccrual loans at June 30, 2004, 2003, and 2002 were $32,063,000,
      $32,613,000, and $15,800,000, respectively.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

      A loan is considered to be impaired, as defined by SFAS No. 114 Accounting by Creditors for Impairment of a Loan, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of the three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan a specific reserve is allocated for the impairment. Impaired loans at June 30, 2004, 2003, and 2002 were $32,063,000, $32,613,000, and $15,327,000, respectively. Average impaired loans during fiscal 2004, 2003, and 2002 were $32,361,000, $23,749,000 and
      $16,152,000, respectively.

      There were no commitments to lend additional funds to debtors on nonaccrual status.

(6)   ACCRUED INTEREST RECEIVABLE

      Accrued interest receivable as of June 30, 2004 and 2003, is presented in the following table:

                                   June 30
                             -------------------
                               2004       2003
                             --------   --------
Investment securities        $  5,201     3,433
Mortgage-backed securities      2,574     2,738
Loans receivable               13,612    12,543
                             --------    ------
                             $ 21,387    18,714
                             ========    ======

(7)   ALLOWANCE FOR LOAN LOSSES

      Changes in the allowance for losses on loans receivable for the years ended June 30, 2004, 2003, and 2002, are presented in the following table:

                                      2004        2003       2002
                                    --------    -------    -------
Balance, beginning of fiscal year   $ 26,593     22,042     20,290
  Provision                            6,842      8,431      6,360
  Charge-offs                         (5,734)    (5,778)    (5,313)
  Acquisitions                           925      1,201        237
  Recoveries                           1,063        697        468
                                    --------    -------    -------
Balance, end of fiscal year         $ 29,689     26,593     22,042
                                    ========    =======    =======

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

                          June 30, 2004, 2003, and 2002

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

(9)   PREMISES AND EQUIPMENT

      Premises and equipment at June 30, 2004 and 2003, are summarized by major classification in the following table:

                                             2004      2003
                                           --------   -------
Land and land improvements                 $  6,894     5,883
Office buildings and improvements            71,565    54,105
Furniture, fixtures, and equipment           50,777    41,445
Leasehold improvements                        6,610     5,900
                                           --------   -------
       Total, at cost                       135,846   107,333

Less accumulated depreciation and
 amortization                                56,091    44,143
                                           --------   -------
       Premises and equipment, net         $ 79,755    63,190
                                           ========   =======


      Depreciation and amortization expense for the years ended June 30, 2004, 2003, and 2002, was $6,788,000, $6,014,000, and $5,339,000, respectively.

      Premises used by certain of the Company's branches and offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2021. Minimum annual rentals by fiscal year are summarized in the following table:

      2005         $  2,659
      2006            2,244
      2007            1,880
      2008            1,645
      2009            1,494
      Thereafter      5,977
                  ---------
                  $  15,899
                  =========

      Rental expense for the years ended June 30, 2004, 2003, and 2002, was $3,204,000, $2,698,000, and $2,535,000, respectively.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

(10)  GOODWILL AND OTHER INTANGIBLE ASSETS

      The following table shows the effect on net income and earnings per share as a result of adopting SFAS Nos. 141, 142, and 147.

                                       FISCAL YEAR ENDED JUNE 30
                                   ----------------------------------
                                     2004          2003        2002
                                   ----------   ---------   ---------
Reported net income                $   50,528      41,691      40,171
  Deduct cumulative effect of
  accounting change                        --          --       2,237
  Add back goodwill amortization           --          --          --
                                   ----------   ---------   ---------
         Adjusted net income       $   50,528      41,691      37,934
                                   ==========   =========   =========
Basic earnings per share:
  Reported net income              $     1.05        0.88        0.85
  Deduct cumulative effect of
  accounting change                        --          --        0.05
  Add back goodwill amortization           --          --          --
                                   ----------   ---------   ---------
         Adjusted net income       $     1.05        0.88        0.80
                                   ==========   =========   =========
Diluted earnings per share:
Reported net income                $     1.04        0.87        0.84
  Deduct cumulative effect of
     accounting change                     --          --        0.05
  Add back goodwill amortization           --          --          --
                                   ----------   ---------   ---------
         Adjusted net income       $     1.04        0.87        0.79
                                   ==========   =========   =========

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

      The following table provides information for intangible assets subject to amortization for the periods indicated:

                                                       JUNE 30
                                                ------------------
                                                  2004      2003
                                                --------    ------
Amortized intangible assets:
  Core deposit intangibles - gross              $ 19,503     4,401
     Less accumulated amortization                (5,283)   (1,621)
                                                --------    ------
       Core deposit intangibles - net           $ 14,220     2,780
                                                ========    ======
  Customer contract intangible assets - gross   $    831       831
     Less accumulated amortization                  (164)      (81)
                                                --------    ------
       Customer contract intangible
        assets - net                            $    667       750
                                                ========    ======
  Noncompete intangible assets - gross          $  1,050        --
     Less accumulated amortization                  (787)       --
                                                --------    ------
       Noncompete intangible assets - net       $    263        --
                                                ========    ======

      The following information shows the actual aggregate amortization expense for the current and prior fiscal years as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

      For the fiscal year ended 6/30/01   $    165
      For the fiscal year ended 6/30/02        283
      For the fiscal year ended 6/30/03        650
      For the fiscal year ended 6/30/04      4,532
      For the fiscal year ended 6/30/05      4,267
      For the fiscal year ended 6/30/06      3,387
      For the fiscal year ended 6/30/07      2,784
      For the fiscal year ended 6/30/08      2,083
      For the fiscal year ended 6/30/09      1,537

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

      The following table provides information for the changes in the carrying amount of goodwill:

                           COMMUNITY    CONSUMER
                             BANKS       FINANCE    TOTAL
                           ---------    --------   -------
Balance at June 30, 2002    $ 70,343        893     71,236
Goodwill acquired              4,970         --      4,970
Amortization                      --         --         --
Impairment losses                 --         --         --
                           ---------      -----    -------
Balance at June 30, 2003      75,313        893     76,206
Goodwill acquired             50,224        419     50,643
Amortization                      --         --         --
Impairment losses                 --         --         --
                           ---------      -----    -------
Balance at June 30, 2004    $125,537      1,312    126,849
                           =========      =====    =======

(11)  DEPOSITS

      Deposit balances at June 30, 2004 and 2003, are shown in the table below:

                                             2004                  2003
                                        -------------           ----------
Savings accounts                        $   1,024,244             920,721
Interest-bearing checking accounts            645,057             670,935
Noninterest-bearing checking accounts         217,667             190,987
Money market deposit accounts                 751,355             568,164
Certificates of deposit                     2,047,329           1,912,749
                                        -------------           ---------
                                        $   4,685,652           4,263,556
                                        =============           =========

      The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $323,911,000 at June 30, 2004 and $297,514,000 at June 30, 2003. Generally, deposits in excess of $100,000 are not federally insured.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

      The following table summarizes the contractual maturity of the certificate accounts:

                                         2004                2003
                                     -----------          ---------
Due within 12 months                 $   977,019            845,985
Due between 12 and 24 months             492,815            432,694
Due between 24 and 36 months             319,969            287,215
Due between 36 and 48 months             139,102            196,404
Due between 48 and 60 months              79,528            109,992
After 60 months                           38,896             40,459
                                     -----------          ---------
                                     $ 2,047,329          1,912,749
                                     ===========          =========

      The following table summarizes the interest expense incurred on the respective deposits:

                                         YEARS ENDED JUNE 30
                                     ----------------------------
                                       2004      2003      2002
                                     --------   -------   -------
Savings accounts                     $ 13,886    17,701    15,473
Interest-bearing checking accounts      5,247     6,873     4,747
Money market deposit accounts          11,990    11,403     9,019
Certificate accounts                   65,679    73,530    99,765
                                     --------   -------   -------
                                     $ 96,802   109,507   129,004
                                     ========   =======   =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

(12)  BORROWED FUNDS

      Borrowed funds at June 30, 2004 and 2003, are presented in the following table:

                                                  2004                         2003
                                       --------------------------   --------------------------
                                                        AVERAGE                     AVERAGE
                                          AMOUNT         RATE          AMOUNT         RATE
                                       -----------    -----------   -----------    -----------
Term notes payable to the FHLB
 of Pittsburgh:
    Due within one year                $    34,706%          6.15   $    16,253%          6.62
    Due between one and two years               --             --        35,056           6.15
    Due between two and three years             --             --            --             --
    Due between three and four years        43,546           3.97            --             --
    Due between four and five years        101,076           5.00        43,696           3.97
    Due between five and ten years         232,802           4.72       333,912           4.80
    Due between ten and twenty years           851           3.00         1,097           2.76
                                       -----------                  -----------
                                           412,981                      430,014           4.89

Revolving line of credit, Federal
  Home Loan Bank of Pittsburgh                  --             --            --             --
Other borrowings due between
  one and two years                             --             --           180          10.00
Investor notes payable, due
  various dates through 2008                 6,264           4.99         6,330           4.98
Securities sold under agreement to
  repurchase, due within one year           29,902           1.29        29,226           1.27
                                       -----------                  -----------
            Total borrowed funds       $   449,147                  $   465,750
                                       ===========                  ===========

      Borrowings from the Federal Home Loan Bank of Pittsburgh are secured by the Company's investment securities, mortgage-backed securities and qualifying residential first mortgage loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

      The revolving line of credit with the Federal Home Loan Bank of Pittsburgh carries a commitment of $175,000,000 maturing on January 5, 2005. The rate is adjusted daily by the Federal Home Loan Bank and any borrowings on this line may be repaid at any time without penalty.

      The securities sold under agreements to repurchase are collateralized by various securities held in safekeeping by the Federal Home Loan Bank of Pittsburgh. The market value of such securities exceeds the value of the securities sold under agreements to repurchase. The average amount of agreements outstanding in fiscal years 2004 and 2003 was $29,364,000 and $20,791,000, respectively. The maximum amount of security repurchase agreements outstanding during fiscal years 2004 and 2003 was $32,097,000 and $29,226,000, respectively.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

(13)  INCOME TAXES

      Total income tax was allocated for the years ended June 30, 2004, 2003, and 2002, as follows:

                                                 2004           2003            2002
                                               ---------      ---------      ---------
Income before income taxes                     $  20,103         16,587         16,600
Shareholders' equity for unrealized gain/
   (loss) on securities available-for-sale        (6,560)           840          1,636
Shareholders' equity for tax benefit for
  excess of fair value above cost of
  stock option and recognition and
  retention plans                                   (832)          (221)          (135)
                                               ---------      ---------      ---------
                                               $  12,711         17,206         18,101
                                               =========      =========      =========

      Income tax expense (benefit) applicable to income before taxes consists of:

                                YEARS ENDED JUNE 30
                      ---------------------------------------
                        2004           2003           2002
                      ---------      ---------      ---------
Current               $  17,786         14,685         14,981
Deferred                  2,317          1,902          1,619
                      ---------      ---------      ---------
                      $  20,103         16,587         16,600
                      =========      =========      =========

      The significant components of deferred income tax expense (benefit) are as follows:

                                                    JUNE 30
                                          ----------------------------
                                           2004       2003       2002
                                          ------     ------     ------
Deferred income tax expense (benefit)     $1,902      1,686      1,058
NOL carryforward                             415        216        561
                                          ------     ------     ------
                                          $2,317      1,902      1,619
                                          ======     ======     ======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

           (All dollar amounts presented in tables are in thousands)

      A reconciliation from the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income, is as follows:

                                                  YEARS ENDED JUNE 30
                                             -----------------------------
                                             2004        2003        2002
                                             -----       -----       -----
Expected tax rate                             35.0%       35.0%       35.0%
Tax-exempt interest income                    (6.5)       (5.4)       (4.9)
State income tax, net of federal benefit       3.0         2.5         2.5
Valuation allowance                             --          --        (0.9)
Bank-owned life insurance                     (2.0)       (2.0)       (0.1)
Other                                         (1.0)       (1.6)       (1.2)
                                             -----       -----       -----
             Effective tax rate               28.5%       28.5%       30.4%
                                             =====       =====       =====

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2004 and are presented below:

                                                     2004         2003
                                                   --------     --------
Deferred tax assets:
   Deferred fee income                             $    608          953
   Deferred compensation expense                      1,795        1,645
   Net operating loss carryforwards                   4,209          604
   Bad debts                                          8,699        7,030
   Accrued postretirement benefit cost                  367          392
   Marketable securities available-for-sale           2,374           --
   Reserve for uncollected interest                     866          703
   Purchase accounting                                  857          738
   Alternative minimum tax credit carryforward        8,055           --
   Other                                                302          503
                                                   --------     --------
                                                     28,132       12,568
Deferred tax liabilities:
   Marketable securities available-for-sale              --        4,187
   Pension expense                                      102          307
   Intangible asset                                   7,649        1,837
   Mortgage servicing rights                            844          835
   Fixed assets                                       1,273          801
   Other                                                491          530
                                                   --------     --------
                                                     10,359        8,497
                                                   --------     --------
             Net deferred tax asset                $ 17,773        4,071
                                                   ========     ========

      The Company has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through carryback to taxable income in prior years, future reversals of existing temporary differences and, to a lesser extent, through future taxable income. The

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

      Company will continue to review the criteria related to the recognition of deferred tax assets on a quarterly basis.

      Under provisions of the Internal Revenue Code, Northwest has approximately $10,850,000 of federal net operating losses and approximately $5,950,000 of state net operating losses which expire in years 2005 through 2020. These net operating losses were acquired as part of the Prestige Bank and Bell Federal Savings and Loan acquisitions. In addition, the Company has approximately $8,055,000 of alternative minimum tax credit carryforwards, which can be carried forward indefinitely.

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

      In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code (the Code), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at June 30, 2004, includes approximately $30,000,000 representing such bad debt deductions for which no deferred income taxes have been provided.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

(15)  EARNINGS PER SHARE

      Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering common stock equivalents or any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were no anti-dilutive options in any period presented in the table below. The computation of basic and diluted earnings per share follows:

                                                    YEARS ENDED JUNE 30
                                           -------------------------------------
                                              2004          2003         2002
                                           ---------     ---------     ---------
Reported net income                        $  50,528        41,691        40,171
  Deduct cumulative effect of
    accounting change                             --            --         2,237
                                           ---------     ---------     ---------
Net income before cumulative effect
  of accounting change                     $  50,528        41,691        37,934
                                           =========     =========     =========

Weighted average common shares
  outstanding                              $  47,817        47,626        47,479
Common stock equivalents due to effect
  of stock options                               582           531           511
                                           ---------     ---------     ---------
             Total weighted average
               common shares and
               equivalents                 $  48,399        48,157        47,990
                                           =========     =========     =========

Basic earnings per share:
  Reported net income                      $    1.05          0.88          0.85
    Deduct cumulative effect of
     accounting change                            --            --          0.05
                                           ---------     ---------     ---------
  Net income before cumulative effect
   of accounting change                    $    1.05          0.88          0.80
                                           =========     =========     =========

Diluted earnings per share:
  Reported net income                      $    1.04          0.87          0.84
    Deduct cumulative effect of
     accounting change                            --            --          0.05
                                           ---------     ---------     ---------
  Net income before cumulative effect
   of accounting change                    $    1.04          0.87          0.79
                                           =========     =========     =========

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

(16)  EMPLOYEE BENEFIT PLANS

      (a)   PENSION PLANS

            The Company maintains noncontributory defined benefit pension plans covering substantially all employees and the members of its board of directors. Retirement benefits are based on certain compensation levels, age, and length of service. Contributions are based on an actuarially determined amount to fund not only benefits attributed to service to date but also for those expected to be earned in the future. In addition, the Company has an unfunded Supplemental Executive Retirement Plan (SERP) to compensate those executive participants eligible for the Company's defined benefit pension plan whose benefits are limited by Section 415 of the Internal Revenue Code.

            The Company also sponsors a retirement savings plan in which substantially all employees participate. The Company provides a matching contribution of 50% of each employee's contribution to a maximum of 6% of the employee's compensation.

            Total expense for all retirement plans, including defined benefit pension plans, was approximately $5,271,000, $3,945,000, and $3,186,000 for the years ended June 30, 2004, 2003, and 2002, respectively. Net periodic pension cost for the Company's defined benefit pension plans consist of the following:

                                           YEARS ENDED JUNE 30
                                   ------------------------------------
                                     2004          2003          2002
                                   --------      --------      --------
Service cost                       $  3,267         2,526         2,195
Interest cost                         2,568         2,207         1,940
Expected return on plan assets       (2,208)       (1,910)       (1,800)
Net amortization and deferral           811           349           109
                                   --------      --------      --------
         Net periodic pension
          cost                     $  4,438         3,172         2,444
                                   ========      ========      ========

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

      The following table sets forth, for the Company's defined benefit pension plans, the plans' funded status and amounts recognized in the Company's consolidated statements of financial condition at June 30, 2004 and 2003:

                                                       2004           2003
                                                     ---------      ---------
Change in benefit obligation:
  Benefit obligation at beginning of year            $  41,572         33,220
  Service cost                                           3,267          2,526
  Interest cost                                          2,568          2,207
  Actuarial loss                                         2,278          4,665
  Benefits paid                                           (959)        (1,046)
                                                     ---------      ---------
  Benefit obligation at end of year                  $  48,726         41,572
                                                     =========      =========

Change in plan assets:
  Fair value of plan assets at beginning of year     $  28,148         24,245
  Actual return on plan assets                           4,740         (1,042)
  Employer contribution                                  3,692          5,991
  Benefits paid                                           (959)        (1,046)
                                                     ---------      ---------
  Fair value of plan assets at end of year           $  35,621         28,148
                                                     =========      =========

  Funded status                                      $ (13,105)       (13,424)
  Unrecognized transition asset                           (137)          (177)
  Unrecognized prior service cost                          330            423
  Unrecognized net actuarial loss                       13,389         14,401
  Adjustment to recognize minimum liability               (138)          (171)
                                                     ---------      ---------
             Accrued benefit cost                    $     339          1,052
                                                     =========      =========

      The Company uses the same discount rate and rate of increase in compensation levels to determine both the net pension cost and benefit obligation.

      The following table sets forth the assumptions used to develop the net pension cost and benefit obligation:

                                             YEARS ENDED JUNE 30
                                         --------------------------
                                         2004       2003       2002
                                         ----       ----       ----
Discount rate                            6.25%      6.25%      6.75%
Expected long-term rate of
  return on assets                       8.00       8.00       8.00
Rate of increase in compensation
  levels                                 4.00       4.00       4.00

      The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category.

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

      The accumulated benefit obligation for the funded defined benefit pension plan was $32,086,000 and $27,815,000 at June 30, 2004 and 2003,
      respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $2,172,000 and $2,236,000 at June 30, 2004 and 2003,
      respectively.

      The Company anticipates making contributions to its defined benefit pension plan of $3.0 million to $5.0 million during the fiscal year ending June 30, 2005.

      The investment policy as established by the Plan Administrative Committee, to be followed by the Trustee, is to invest assets based on the target allocations shown in the table below. The assets will be reallocated periodically by the Trustee based on the ranges set forth by the Plan Administrative Committee to meet the target allocations. The investment policy will be reviewed periodically to determine if the policy should be changed. Pension assets will be conservatively invested with the goal of providing market or better returns with below market risks. Assets will be invested in a balanced portfolio composed primarily of equities, fixed income, and cash or cash equivalent investments. The Trustee will try to maintain an approximate asset mix position of 30-60% equities and 20-50% bonds.

      A maximum of 10% may be invested in any one stock, including Northwest Bancorp, Inc. The actual objective of holding equity securities is to provide capital appreciation consistent with the ownership of the common stocks of medium to large companies. Acceptable bond investments are direct or agency obligations of the U.S. Government or investment grade corporate bonds. The average maturity of the bond portfolio shall not exceed 10 years.

      The following table sets forth the weighted average asset allocation of defined benefit plans:

                                                           JUNE 30
                                        TARGET      ----------------------
                                      ALLOCATION      2004          2003
                                      ----------    --------      --------
Asset category and debt securities      20 - 50%          29%           32%
Equity securities                       30 - 60           58            56
Real estate                                  --           --            --
Other                                    5 - 50           13            12
                                                    --------      --------
          Total                                          100%          100%
                                                    ========      ========

      The benefits expected to be paid in each year from 2005 - 2009 are $945, $1,023, $1,183, $1,329 and $1,435, respectively. The aggregate benefits expected to be paid in the five years from 2010 - 2014 are $12,554. The expected benefits to be paid are based on the same assumptions used to measure the Company's benefit obligation at June 30, 2004 and include estimated future employee service.

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

                         June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

      Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions (SFAS 106). SFAS 106 requires the accrual method of accounting for postretirement benefits other than pensions.

      Net periodic cost for the Company's postretirement healthcare benefits consist of the following:

                                  YEARS ENDED JUNE 30
                              ----------------------------
                               2004       2003       2002
                              ------     ------     ------
Service cost                  $   --          2          7
Interest cost                     76         64         56
Recognized actuarial gain         22          2       (178)
                              ------     ------     ------
  Net periodic (benefit
    cost                      $   98         68       (115)
                              ======     ======     ======

      The following table sets forth the funded status of the Company's postretirement healthcare benefit plan and the amounts recognized in the Company's consolidated statements of financial condition at June 30, 2004 and 2003:

                                                2004          2003
                                              --------      --------
Change in benefit obligation:
  Benefit obligation at beginning of year     $  1,261           993
  Service cost                                      --             2
  Interest cost                                     76            64
  Actuarial (gain) loss                             99           310
  Benefits paid                                    (83)         (108)
                                              --------      --------
  Benefit obligation at end of year              1,353         1,261

Fair value of plan assets at end of year            --            --
                                              --------      --------
Funded status                                   (1,353)       (1,261)
Unrecognized net actuarial (gain) loss             515           438
                                              --------      --------
             Accrued benefit cost             $   (838)         (823)
                                              ========      ========

      The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

                                                        YEARS ENDED JUNE 30
                                                ------------------------------------
                                                  2004          2003          2002
                                                --------      --------      --------
Discount rate                                       6.25%         6.25%         6.75%
Monthly cost of healthcare insurance
  per beneficiary                               $ 222.25        198.61        141.41
Annual rate of increase in healthcare costs         4.00%         4.00%         4.00%

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

      If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the service and interest cost components of net periodic postretirement healthcare benefit cost would increase by $7,117, in the aggregate, and the accumulated postretirement benefit obligation for healthcare benefits would increase by $113,872.

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

      ESOP compensation expense was $871,000, $1,123,000, and $871,000 for the fiscal years ended June 30, 2004, 2003, and 2002, respectively.

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

(e)   STOCK OPTION PLAN

      On November 21, 1995, the Company adopted the 1995 Stock Option Plan. The objective of the Stock Option Plan is to provide an additional performance incentive to the Company's employees and outside directors. The Stock Option Plan authorized the grant of stock options and limited stock appreciation rights for 1,380,000 shares of the Company's common stock. On December 20, 1995, the Company granted 242,000 nonstatutory stock options to its outside directors at an exercise price of $5.58 per share (95% of the Company's common stock fair market value per share at grant date) and 923,200 incentive stock options to employees at an exercise price of $5.875 per share. On March 22, 1996, the Company granted 122,800 incentive stock options to employees at an exercise price of $5.625 per share. On December 16, 1998, the Company granted 15,086 incentive stock options to employees at an exercise price of $9.875 per share. On October 20, 1999, the Company granted 2,000 nonstatutory stock options to an outside director and 57,700 incentive stock options to employees at an exercise price of $7.812 per share. On June 21, 2000, the Company granted the remaining 17,214 incentive stock options as well as 786 previously forfeited options at an exercise

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

      price of $6.875 per share. On November 17, 2000, the Company adopted the 2000 Stock Option Plan. This Plan authorized the grant of stock options and limited stock rights for 800,000 shares of the Company's common stock. On October 17, 2001 the Company granted 84,000 nonstatutory stock options to its outside directors and 143,845 incentive stock options to employees at an exercise price of $9.780 per share. On August 21, 2002, the Company granted 162,940 incentive stock options to employees at an exercise price of $13.30 per share. On August 20, 2003, the Company granted 182,000 incentive stock options to employees at an exercise price of $16.59 per share. These options are exercisable for a period of ten years from the grant date with each recipient vesting at the rate of 20% per year commencing with the grant date.

      The following table summarizes the activity in the Company's Option Plan during the periods ending June 30:

                                      2004                           2003                              2002
                           --------------------------     --------------------------        --------------------------
                                            WEIGHTED                       WEIGHTED                          WEIGHTED
                                             AVERAGE                        AVERAGE                           AVERAGE
                                            EXERCISE                       EXERCISE                          EXERCISE
                             NUMBER          PRICE          NUMBER          PRICE             NUMBER          PRICE
                           ----------      ----------     ----------      ----------        ----------      ----------
Balance at
  beginning of year         1,182,656      $     7.74      1,177,880      $     6.74         1,124,316            6.00
Granted                       182,000           16.59(a)     162,940           13.30(a)        227,845            9.78(a)
Exercised                    (301,314)           6.30       (156,792)           5.94          (166,569)           5.86
Forfeited                      (1,458)          13.23         (1,372)           7.82            (7,712)           8.15
                           ----------                     ----------                        ----------
Balance at end of year      1,061,884            9.66      1,182,656            7.74         1,177,880            6.74
                           ==========                     ==========                        ==========

Exercisable at
end of year                   729,068            7.78        902,983            6.64           966,861            6.14

      (a) Weighted average fair value of options at $4.03, $3.76, and $2.48, grant date: respectively.

                       EXERCISE  EXERCISE  EXERCISE  EXERCISE  EXERCISE  EXERCISE  EXERCISE  EXERCISE  EXERCISE
                         PRICE     PRICE     PRICE     PRICE     PRICE     PRICE     PRICE     PRICE     PRICE      TOTAL
                        $5.580    $5.625    $5.875    $6.875    $7.812    $9.780    $9.875    $13.302   $16.590    $9.663
                       --------  --------  --------  --------  --------  --------  --------  --------  ---------  ---------
Options outstanding:
 Number of options       58,450    28,460   366,433    10,200    36,280   212,113    14,486   156,456   179,006   1,061,884

 Weighted average
   remaining contract
   life (years)            1.50      1.75      1.50      6.00      5.25      7.25      4.50      8.00      9.00        5.09
Options exercisable:
   Number of options     58,450    28,460   366,433    10,200    36,280   122,582    14,486    58,973    33,204     729,068

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

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

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

      The following table sets forth the carrying amount and estimated fair value of the Company's financial instruments included in the consolidated statement of financial condition as of June 30:

                                            2004                  2003
                                 -----------------------  ---------------------
                                  CARRYING    ESTIMATED   CARRYING   ESTIMATED
                                   AMOUNT     FAIR VALUE   AMOUNT    FAIR VALUE
                                 -----------  ----------  ---------  ----------
Financial assets:
  Cash and equivalents           $   171,079     171,079    320,000     320,000
  Securities available-for-sale      828,829     828,829    896,631     896,631
  Securities held-to-maturity        588,304     588,366    477,821     486,922
  Loans receivable                 3,825,064   3,908,435  3,280,773   3,458,496
  Accrued interest receivable         21,387      21,387     18,714      18,714
  FHLB stock                          35,655      35,655     33,764      33,764
                                 -----------  ----------  ---------   ---------
    Total financial assets       $ 5,470,318   5,553,751  5,027,703   5,214,527
                                 ===========  ==========  =========   =========
Financial liabilities:
  Savings and checking accounts  $ 2,638,323   2,638,323  2,350,807   2,350,807
  Time deposits                    2,047,329   2,082,423  1,912,749   1,974,350
  Borrowed funds                     449,147     452,691    465,750     500,449
  Trust-preferred securities         102,062     102,959     99,000     109,293
  Accrued interest payable             3,919       3,919      4,101       4,101
                                 -----------  ----------  ---------   ---------
    Total financial liabilities  $ 5,240,780   5,280,315  4,832,407   4,939,000
                                 ===========  ==========  =========   =========

      Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at June 30, 2004 and 2003.

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

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

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

      OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

      These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2004 and 2003, there was no significant unrealized appreciation or depreciation on these financial instruments.

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

                         June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

      Quantitative measures established by regulation to ensure capital adequacy require the Company's banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). At June 30, 2004 and 2003, the Company's banking subsidiaries exceed all capital adequacy requirements to which they are subject. At June 30, 2004, the maximum amount available for dividend payments by Northwest to the Company, while maintaining its "well capitalized" status, is approximately $144.0 million.

      As of June 15, 2004, the most recent notification from the FDIC categorized Northwest and Jamestown as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' categories.

      The actual, required and well capitalized levels as of June 30, 2004 and 2003, are as follows:
      (in thousands)

                                                       JUNE 30, 2004
                                    -----------------------------------------------------
                                                      MINIMUM CAPITAL    WELL CAPITALIZED
                                         ACTUAL        REQUIREMENTS        REQUIREMENTS
                                    ---------------   ----------------   ----------------
                                     AMOUNT   RATIO    AMOUNT    RATIO    AMOUNT    RATIO
                                    --------  -----   ---------  -----   ---------  -----
Total capital (to risk
 weighted assets):
   Northwest Savings Bank           $430,381  15.02%  $ 229,505   8.00%  $ 286,881  10.00%
   Jamestown Savings Bank             23,968  10.57      18,140   8.00      22,674  10.00

Tier I capital (to risk
 weighted assets):
   Northwest Savings Bank            402,290  14.02     114,752   4.00     172,129   6.00
   Jamestown Savings Bank             21,925   9.67       9,070   4.00      13,605   6.00

Tier I capital (leverage)
 (to average assets):
   Northwest Savings Bank            402,290   7.56     159,709   3.00*    266,182   5.00
   Jamestown Savings Bank             21,925   5.79      11,352   3.00*     18,920   5.00

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

                                                          JUNE 30, 2003
                                      ----------------------------------------------------
                                                        MINIMUM CAPITAL   WELL CAPITALIZED
                                           ACTUAL        REQUIREMENTS       REQUIREMENTS
                                      ---------------  ----------------  -----------------
                                       AMOUNT   RATIO   AMOUNT    RATIO   AMOUNT     RATIO
                                      --------  -----  ---------  -----  ---------  ------
Total capital (to risk
 weighted assets):
  Northwest Savings Bank              $315,809  12.37% $ 204,279   8.00% $ 255,349  10.00%
  Jamestown Savings Bank                20,205  10.55     15,324   8.00     19,155  10.00

Tier I capital (to risk
 weighted assets):
  Northwest Savings Bank               289,257  11.33    102,140   4.00    153,209   6.00
  Jamestown Savings Bank                18,654   9.74      7,662   4.00     11,493   6.00

Tier I capital (leverage)
 (to average assets):
  Northwest Savings Bank               289,257   6.03    143,853   3.00*   239,755   5.00
  Jamestown Savings Bank                18,654   5.56     10,061   3.00*    16,769   5.00

      * The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of June 30, 2004, the Company had not been advised of any additional requirements in this regard.

(19)  CONTINGENT LIABILITIES

      The Company and its subsidiaries are subject to a number of asserted and unasserted claims encountered in the normal course of business. Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on the Company's financial statements.

(20)  COMPONENTS OF COMPREHENSIVE INCOME

      For the year ended June 30:

                                                    2004     2003    2002
                                                 ---------  ------  ------
Unrealized gain (loss) on marketable
  securities available-for-sale                  $ (15,975)  3,101   4,674
Tax (expense) benefit                                5,590  (1,085) (1,636)
Reclassification adjustment for (gains) losses
  included in net income, net of tax
  of $970, $245, and $0, respectively               (1,800)   (455)     --
                                                 ---------  ------  ------
        Net unrealized gain (loss)               $ (12,185)  1,561   3,038
                                                 =========  ======  ======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

(21)  NORTHWEST BANCORP, INC. (PARENT COMPANY ONLY)

                        Statements of Financial Condition

                             (Amounts in thousands)

                                                          JUNE 30
                                                    ------------------
                                                      2004       2003
                                                    ---------  -------
                ASSETS
Cash and cash equivalents                           $  10,542   42,390
Marketable securities available-for-sale                1,116    2,299
Investment in bank subsidiaries                       559,748  396,501
Loan receivable - Northwest Bancorp, MHC               22,000   12,000
Goodwill                                                2,138    2,138
Other assets                                            7,006    3,874
                                                    ---------  -------
        Total assets                                $ 602,550  459,202
                                                    =========  =======
       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Debentures payable                                 $ 102,062  102,062
 Other liabilities                                        509      208
                                                    ---------  -------
        Total liabilities                             102,571  102,270
Shareholders' equity                                  499,979  356,932
                                                    ---------  -------
        Total liabilities and shareholders' equity  $ 602,550  459,202
                                                    =========  =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

                              Statements of Income

                                             YEARS ENDED JUNE 30
                                          --------------------------
                                            2004     2003     2002
                                          --------  -------  -------
Income:
  Interest income                         $  1,366    2,042    1,313
  Dividends from bank subsidiary                --       --    1,250
  Undistributed earnings from equity
    investment in bank subsidiaries         55,499   45,778   41,204
  Gain on sale of marketable securities
    available-for-sale                          69       --       --
  Other income                                   2        9        8
                                          --------  -------  -------
        Total income                        56,936   47,829   43,775
Expense:
  Compensation and benefits                    318      272      302
  Amortization of intangible assets            788       --       --
  Other expense                                292      319       77
  Interest expense                           7,714    7,845    4,567
                                          --------  -------  -------
        Total expense                        9,112    8,436    4,946
                                          --------  -------  -------
        Net income before taxes             47,824   39,393   38,829
Federal and state income taxes              (2,704)  (2,298)  (1,342)
                                          --------  -------  -------
        Net income                        $ 50,528   41,691   40,171
                                          ========  =======  =======

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

                            Statements of Cash Flows

                                                      YEARS ENDED JUNE 30
                                                 -----------------------------
                                                   2004       2003      2002
                                                 ---------  --------  --------
Operating activities:
 Net income                                      $  50,528    41,691    40,171
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Undistributed earnings of subsidiaries          (55,499)  (45,778)  (41,204)
   Depreciation and amortization                       787        --        (1)
   Noncash compensation expense related
    to stock benefit plans                              --        --        57
   Gain on sale of marketable securities
    available-for-sale                                 (69)       --        --
   Net change in other assets and liabilities        1,037    (1,145)   (2,071)
                                                 ---------  --------  --------
       Net cash used by operating
        activities                                  (3,216)   (5,232)   (3,048)
                                                 ---------  --------  --------
Investing activities:
 Additional investment in subsidiaries              (1,000)   (3,000)  (33,062)
 Loan to Northwest Bancorp, MHC                    (10,000)  (12,000)       --
 Proceeds from sale or maturity of marketable
  securities available-for-sale                      1,169     1,932        --
 Acquisitions, net of cash received               (122,673)       --        --
                                                 ---------  --------  --------
       Net cash used by investing
        activities                                (132,504)  (13,068)  (33,062)
                                                 ---------  --------  --------
Financing activities:
 Cash dividends paid                                (9,963)   (3,923)   (2,906)
 Proceeds from issuance of debentures                   --        --   102,062
 Proceeds from stock offering, net of
  issuance costs                                   112,804        --        --
 Proceeds from options exercised                     1,031       742       432
                                                 ---------  --------  --------
       Net cash provided (used) by
        financing activities                       103,872    (3,181)   99,588
                                                 ---------  --------  --------
       Net increase (decrease) in cash
        and cash equivalents                     $ (31,848)  (21,481)   63,478
                                                 =========  ========  ========
Cash and cash equivalents at beginning of year   $  42,390    63,871       393
       Net increase (decrease) in cash
        and cash equivalents                       (31,848)  (21,481)   63,478
                                                 ---------  --------  --------
Cash and cash equivalents at end of year         $  10,542    42,390    63,871
                                                 =========  ========  ========

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

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

AT OR FOR THE FISCAL YEAR ENDED  COMMUNITY  CONSUMER    ALL
   JUNE 30, 2004 ($ IN 000'S)      BANKS    FINANCE    OTHER*  CONSOLIDATED
-------------------------------  ---------  --------  -------  ------------
External interest income         $ 266,301    17,483      675       284,459

Intersegment interest income         4,507        --   (4,507)           --

Interest expense                   117,419     4,819    2,687       124,925

Provision for loan losses            4,120     2,722       --         6,842

Noninterest income                  30,430     1,269      241        31,940

Noninterest expense                104,685     7,919    1,397       114,001

Income tax expense (benefit)        21,440     1,367   (2,704)       20,103

Net income                          53,574     1,925   (4,971)       50,528

Total assets                     5,623,377   123,153   32,093     5,778,623

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

AT OR FOR THE FISCAL YEAR ENDED  COMMUNITY   CONSUMER     ALL
  JUNE 30, 2003 ($ IN 000'S)       BANKS     FINANCE     OTHER*  CONSOLIDATED
-------------------------------  ---------  ----------  -------  ------------
External interest income         $ 257,330      17,858      431       275,619

Intersegment interest income         5,278          --   (5,278)           --

Interest expense                   130,986       5,705      947       137,638

Provision for loan losses            5,860       2,571       --         8,431

Noninterest income                  25,625       1,110       --        26,735

Noninterest expense                 89,846       7,570      591        98,007

Income tax expense (benefit)        17,589       1,296   (2,298)       16,587

Net income                          43,952       1,826   (4,087)       41,691

Total assets                     5,078,418     123,747   20,202     5,222,367


AT OR FOR THE FISCAL YEAR ENDED  COMMUNITY   CONSUMER     ALL
  JUNE 30, 2002 ($ IN 000'S)       BANKS      FINANCE    OTHER*  CONSOLIDATED
-------------------------------  ---------  ----------  -------  ------------
External interest income         $ 255,014      19,274      212       274,500

Intersegment interest income         6,710          --   (6,710)           --

Interest expense                   143,273       7,234   (3,252)      147,255

Provision for loan losses            3,180       3,180       --         6,360

Noninterest income                  16,921       1,252       --        18,173

Noninterest expense                 77,125       7,020      379        84,524

Income tax expense (benefit)        16,657       1,285   (1,342)       16,600

Cumulative effect of
 accounting change                   2,237          --       --         2,237

Net income                          40,647       1,807   (2,283)       40,171

Total assets                     4,165,605     129,608   10,322     4,305,535

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

                         June 30, 2004, 2003, and 2002

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

      The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities. Northwest Capital Trust I holds $71,134,025 of the Company's 8.75% junior subordinated debentures, due December 31, 2031. Northwest Bancorp Statutory Trust I holds $30,928,000 of the Company's junior subordinated debentures due December 23, 2031 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 3.60%. The rate in effect at June 30, 2004 was 5.13%. These subordinated debentures are the sole assets of the trusts.

      Prior to the adoption of FASB Interpretation No. 46 Revised (FIN 46 Revised) effective October 1, 2003, for financial reporting purposes, the trusts were treated as subsidiaries and were consolidated into the financial statements of the Company. The capital securities were presented as separate line item on the consolidated statement of financial condition as "Guaranteed preferred beneficial interests in Company's junior subordinated deferrable interest debentures (trust-preferred securities)", and the retained common capital securities of the trusts were eliminated against the Company's investment in the trusts. Distributions on the trust-preferred securities were reported as interest expense.

      Upon adoption of FIN 46 Revised, the trusts were deconsolidated. As a result, the junior subordinated debentures are reported on the consolidated statement of financial condition as "Junior subordinated deferrable interest debentures held by trusts that issue guaranteed capital debt securities." The Company records interest expense on the junior subordinated debentures. The Company also recorded the $3.1 million of common capital securities issued by the trusts in other assets.

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

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

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

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

(24)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            THREE MONTHS ENDED
                             ---------------------------------------------
                             SEPTEMBER 30   DECEMBER 31  MARCH 31  JUNE 30
                             ------------   -----------  --------  -------
                                 (In thousands, except per share data)
Fiscal 2004:
  Interest income            $     67,599        72,912    72,695   71,253
  Interest expense                 32,919        31,653    30,234   30,119
                             ------------   -----------  --------  -------
        Net interest income        34,680        41,259    42,461   41,134
  Provision for loan losses         1,727         1,733     1,659    1,723
  Noninterest income                9,761         7,310     7,860    7,009
  Noninterest expenses             24,945        29,961    29,820   29,275
                             ------------   -----------  --------  -------
        Income before
         income taxes              17,769        16,875    18,842   17,145
  Income taxes                      5,313         4,854     5,366    4,570
                             ------------   -----------  --------  -------
        Net income           $     12,456        12,021    13,476   12,575
                             ============   ===========  ========  =======
Basic earnings per share     $       0.26          0.25      0.28     0.26
Diluted earnings per share   $       0.26          0.25      0.28     0.26

                                                                     (Continued)

                    NORTHWEST BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 2004, 2003, and 2002

            (All dollar amounts presented in tables are in thousands)

                                            THREE MONTHS ENDED
                             ---------------------------------------------
                             SEPTEMBER 30   DECEMBER 31  MARCH 31  JUNE 30
                             ------------   -----------  --------  -------
                                 (In thousands, except per share data)
Fiscal 2003:
  Interest income            $     69,011        70,170    69,267   67,171
  Interest expense                 34,620        35,856    33,810   33,352
                             ------------   -----------  --------  -------
        Net interest income        34,391        34,314    35,457   33,819
  Provision for loan losses         1,659         2,157     2,295    2,320
  Noninterest income                6,672         7,008     6,403    6,652
  Noninterest expenses             22,767        24,459    25,417   25,364
                             ------------   -----------  --------  -------
        Income before
         income taxes              16,637        14,706    14,148   12,787
  Income taxes                      5,194         4,418     3,952    3,023
                             ------------   -----------  --------  -------
        Net income           $     11,443        10,288    10,196    9,764
                             ============   ===========  ========  =======
Basic earnings per share     $       0.24          0.22      0.21     0.20
Diluted earnings per share   $       0.24          0.21      0.21     0.20

(25)  SUBSEQUENT EVENTS

      At the close of business on September 10, 2004, the Company acquired Leeds Federal Savings Bank ("Leeds") from Northwest Bancorp, MHC in a transaction accounted for as an exchange of shares between entities under common control. The Company issued 1,334,859 common shares to Northwest Bancorp, MHC in exchange for all of the outstanding shares of Leeds. In addition to the shares issued, the Company cancelled a $12.0 million loan to Northwest Bancorp, MHC. On September 11, 2004 the Company converted the Leeds offices into Northwest Savings Bank offices. As a result of this exchange, the Company's assets increased by $462.3 million, deposits increased by $415.3 million and equity increased by $29.2 million (all unaudited).

      For the year ended June 30, 2004, Leeds reported net income of $2.5 million (unaudited). For the period from January 24, 2003, date of acquisition by Northwest Bancorp, MHC, to June 30, 2003 Leeds reported a net loss of $15.8 million (unaudited), which included a goodwill impairment charge of $16.8 million (unaudited).

      On July 6, 2004, the Company filed an application with the Office of Thrift Supervision to exchange shares with Northwest Bancorp, MHC to transfer ownership of First Carnegie Deposit in a manner similar to the Leeds transaction. The application is currently pending approval. At June 30, 2004 First Carnegie Deposit had assets of $97.7 million (unaudited) and deposits of $86.7 million (unaudited).