Form 10-Q
period 2004-09-30
NORTHWEST BANCORP INC
filed 2004-11-08
CIK 1042064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

or

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

(814) 726-2140

(Registrant’s telephone number, including area code)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

     Common Stock ($.10 par value) 49,341,919 shares outstanding as of October 31, 2004.

NORTHWEST BANCORP, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30,	June 30,
	2004	2004
Assets
Cash and due from banks	$71,686	$56,871
Interest-earning deposits in other financial institutions	81,934	125,292
Federal funds sold and other short-term investments	161,441	160,058
Marketable securities available-for-sale (amortized cost of $798,917 and $854,956)	809,308	852,285
Marketable securities held-to-maturity (market value of $583,069 and $601,738)	574,385	601,542

Total cash and investments	1,698,754	1,796,048
Mortgage loans - one- to four- family	2,559,415	2,537,301
Commercial real estate loans	464,589	441,378
Consumer loans	966,726	924,405
Commercial business loans	139,142	149,899

Total loans receivable	4,129,872	4,052,983
Allowance for loan losses	(29,594)	(30,265)

Loans receivable, net	4,100,278	4,022,718
Federal Home Loan Bank stock, at cost	38,081	38,081
Accrued interest receivable	23,229	22,225
Real estate owned, net	5,093	3,845
Premises and equipment, net	86,885	81,876
Bank owned life insurance	99,555	98,366
Goodwill	138,155	138,155
Other intangible assets	14,295	15,625
Other assets	21,227	29,159

Total assets	$6,225,552	$6,246,098

Liabilities and Shareholder’ Equity
Liabilities:
Noninterest-bearing demand deposits	$242,710	$219,406
Interest-bearing demand deposits	639,670	660,265
Savings deposits	1,890,017	1,944,825
Time deposits	2,323,122	2,280,203

Total deposits	5,095,519	5,104,699
Borrowed funds	452,737	449,147
Advances by borrowers for taxes and insurance	11,626	29,607
Accrued interest payable	4,647	3,920
Other liabilities	12,807	15,821
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	102,062	102,062

Total liabilities	5,679,398	5,705,256
Shareholders’ Equity:
Preferred stock, $0.10 par value: 10,000,000 authorized, no shares issued	—	—
Common stock, $0.10 par value: 100,000,000 shares authorized, 49,330,191 and 47,960,287 issued and outstanding, respectively	4,933	4,796
Paid-in capital	190,451	202,427
Retained earnings	344,154	335,508
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale, net of income taxes	6,616	(1,889)

	546,154	540,842

Total liabilities and shareholders’ equity	$6,225,552	$6,246,098

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended
	September 30,
	2004	2003
Interest income:
Loans receivable	$63,040	$58,667
Mortgage-backed securities	6,694	5,051
Taxable investment securities	3,718	3,492
Tax-free investment securities	3,092	2,810
Interest-earning deposits	1,001	1,098

Total interest income	77,545	71,118
Interest expense:
Deposits	25,814	28,165
Borrowed funds	7,023	7,190

Total interest expense	32,837	35,355
Net interest income	44,708	35,763
Provision for loan losses	1,839	1,745

Net interest income after provision for loan losses	42,869	34,018
Noninterest income:
Service charges and fees	3,971	3,344
Trust and other financial services income	1,055	908
Insurance commission income	464	167
Gain on sale of marketable securities, net	130	3,314
Gain (loss) on sale of loans, net	(79)	286
Gain on sale of real estate owned, net	23	553
Income from bank owned life insurance	1,119	996
Other operating income	891	386

Total noninterest income	7,574	9,954
Noninterest expense:
Compensation and employee benfits	16,800	14,703
Premises and occupancy costs	4,082	3,719
Office operations	2,683	2,557
Processing expenses	2,446	2,230
Advertising	618	573
Amortization of intangible assets	1,330	179
Other expenses	2,004	1,686

Total noninterest expense	29,963	25,647

Income before income taxes	20,480	18,325
Federal and state income taxes	6,078	5,473

Net income	$14,402	$12,852

Basic earnings per share	$0.30	$0.27

Diluted earnings per share	$0.30	$0.27

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
< TD>

					Accum.
	Common Stock				Other	Total
			Paid-in	Retained	Comprehensive	Shareholders’
Three months ended September 30, 2003	Shares	Amount	Capital	Earnings	Income	Equity

Beginning balance at June 30, 2003	47,693,981	$4,769	$87,787	$292,659	$9,859	$395,074
Comprehensive income:
Net income	—	—	—	12,852	—	12,852
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	(4,172)	(4,172)

Total comprehensive income	—	—	—	12,852	(4,172)	8,680
Exercise of stock options	29,246	3	166	—	—	169
Proceeds from incremental stock offering, net of related expenses of $2,196	—	—	112,804	—	—	112,804
Dividends paid ($0.10 per share)	—	—	—	(1,233)	—	(1,233)

Ending balance at September 30, 2003	47,723,227	$4,772	$200,757	$304,278	$5,687	$515,494

					Accum.
	Common Stock				Other	Total
			Paid-in	Retained	Comprehensive	Shareholders’
Three months ended September 30, 2004	Shares	Amount	Capital	Earnings	Income	Equity

Beginning balance at June 30, 2004	47,960,287	$4,796	$202,427	$335,508	$(1,889)	$540,842
Comprehensive income:
Net income	—	—	—	14,402	—	14,402
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	8,505	8,505

Total comprehensive income	—	—	—	14,402	8,505	22,907
Exercise of stock options	35,045	4	157	—	—	161
Issuance of common shares in exchange for common shares of Leeds Federal	1,334,859	133	(12,133)	—	—	(12,000)
Dividends paid ($0.12 per share)	—	—	—	(5,756)	—	(5,756)

Ending balance at September 30, 2004	49,330,191	$4,933	$190,451	$344,154	$6,616	$546,154

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	September 30,
	2004	2003
OPERATING ACTIVITIES:
Net Income	$14,402	$12,852
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,839	1,745
Net gain on sale of assets	(74)	(4,153)
Net depreciation, amortization and accretion	2,850	1,373
Decrease in other assets	1,038	11,804
Decrease in other liabilities	(2,287)	(6,883)
Net amortization of premium on marketable securities	712	2,439
Other	—	21

Net cash provided by operating activities	18,480	19,198
INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	(28,931)	(884)
Purchase of marketable securities available-for-sale	(80,458)	(363,259)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	73,912	203,216
Proceeds from maturities and principal reductions of marketable securities available-for-sale	115,696	185,845
Proceeds from sales of marketable securities, available-for-sale	2,393	192,827
Loan originations	(290,551)	(526,053)
Proceeds from loan maturities and principal reductions	182,942	341,357
Proceeds from loan sales	14,528	40,641
Purchase of FHLB stock	—	(969)
Proceeds from sale of real estate owned	445	1,714
Net sale of real estate owned for investment	88	77
Purchase of premises and equipment	(6,702)	(3,812)
Acquisitions, net of cash received	—	(95,167)

Net cash used by investing activities	(16,638)	(24,467)

NORTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three months ended
	September 30,
	2004	2003
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	(9,180)	6,995
Repayments of long-term borrowings	(14)	(186,893)
Net increase (decrease) in short-term borrowings	3,768	89,207
Decrease in advances by borrowers for taxes and insurance	(17,981)	(14,247)
Cash dividends paid	(5,756)	(1,233)
Proceeds from stock offering, net	—	112,804
Proceeds from stock options exercised	161	169

Net cash provided (used) by financing activities	(29,002)	6,802
Net increase (decrease) in cash and cash equivalents	$(27,160)	$1,533

Cash and cash equivalents at beginning of period	$342,221	$540,831
Net increase (decrease) in cash and cash equivalents	(27,160)	1,533

Cash and cash equivalents at end of period	$315,061	$542,364

Cash and cash equivalents:
Cash and due from banks	$71,686	$69,976
Interest-earning deposits in other financial institutions	81,934	458,733
Federal funds sold and other short-term investments	161,441	13,655

Total cash and cash equivalents	$315,061	$542,364

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of 21,494, and 23,007	$32,110	$31,935

Income taxes	$7,794	$442

Business acquisitions:
Fair value of assets acquired	$—	$908,873
Cash received (paid)	—	(95,167)

Liabilities assumed	$—	$813,706

Non-cash activities:
Loans transferred to real estate owned	$1,670	$845

Sale of real estate owned financed by the Company	$207	$249

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation and Informational Disclosure

The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC is a federal mutual holding company which owns approximately 60% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the “Company”). The Company is a federally-chartered savings and loan holding company that is regulated by the Office of Thrift Supervision (“OTS”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania chartered savings bank and Jamestown Savings Bank, a New York chartered savings bank (the “Banks”). Together the Banks operate 149 community banking offices throughout northwest, southwest and central Pennsylvania, western New York, eastern Ohio and eastern Maryland.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the necessary footnote information for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Certain items previously reported have been reclassified to conform with the current period’s reporting format. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

All dollar amounts contained in this document have been revised to include the operations and financial condition of Leeds Federal Savings Bank (“Leeds Federal”) beginning January 24, 2003, the date on which Leeds Federal was acquired by Northwest Bancorp, MHC. On September 10, 2004, in exchange for 100% of the outstanding shares of Leeds Federal, the Company cancelled a $12.0 million loan receivable from, and issued 1,334,859 shares to, Northwest Bancorp, MHC. Concurrent with the Company’s acquisition of Leeds Federal, the Company merged Leeds Federal into Northwest Savings Bank.

On July 6, 2004, the Company filed an application with the OTS to exchange shares with Northwest Bancorp, MHC to transfer ownership of First Carnegie Deposit in a manner similar to the Leeds transaction. The application is currently pending approval. At September 30, 2004, First Carnegie Deposit had assets of $95.7 million and deposits of $84.6 million.

Pro forma cost of stock options

The Company accounts for its stock-based compensation plans under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” utilizing the intrinsic-value-based method, on which APB No. 25 is based. In accordance with SFAS No. 123 “Accounting for Stock-based Compensation,” (“SFAS 123”) the Company previously adopted the disclosure-only option and continues to apply the provisions of APB No. 25, for financial statement purposes. The Black-Scholes option-pricing model was used to determine the fair value estimates for disclosure purposes.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Had compensation costs for the Stock Option Plan been determined consistent with the fair value method of SFAS 123, which requires entities to expense an estimated fair value of employee stock options granted, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2004	2003
Net income:
As reported	$14,402	12,852
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(51)	(124)

Pro forma	14,351	12,728

Basic earnings per share:
As reported	0.30	0.27
Pro forma	0.30	0.27
Diluted earnings per share:
As reported	0.30	0.27
Pro forma	0.29	0.26

There was no stock-based employee compensation expense included in reported net income during the three months ended September 30, 2004 or 2003.

(2)	Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Northwest Savings Bank (“Northwest”), Jamestown Savings Bank (“Jamestown”), Northwest Consumer Discount Company, Northwest Finance Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Rid-Fed, Inc., Allegheny Services, Inc. and Great Northwest Corporation. All significant intercompany items have been eliminated.

(3)	Business Segments

The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banks segment includes the savings bank subsidiaries of the Company: Northwest and Jamestown, as well as the subsidiaries of the savings banks that provide similar products and services. The savings banks are community-oriented institutions that offer a full array of traditional deposit and loan products, including mortgage, consumer and commercial loans, as well as trust, investment management and brokerage services typically offered by a full-service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, which operates 47 offices in Pennsylvania and two offices in southwestern New York. The subsidiary compliments the services of the banks by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Allegheny Services, Inc. Net income is primarily used by management to measure segment performance. The following tables provide financial information for these segments. The “All Other”

column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

As of or for the three months ended:

	Community	Consumer
September 30, 2004 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$72,910	4,385	250	77,545
Intersegment interest income	1,196	—	(1,196)	—
Interest expense	30,830	1,274	733	32,837
Provision for loan losses	1,080	759	—	1,839
Noninterest income	6,972	543	59	7,574
Noninterest expense	27,669	1,919	375	29,963
Income tax expense (benefit)	6,375	406	(703)	6,078
Net income	15,124	570	(1,292)	14,402
Total assets	$6,178,674	123,036	(76,158)	6,225,552

	Community	Consumer
September 30, 2003 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$66,533	4,430	155	71,118
Intersegment interest income	1,154	—	(1,154)	—
Interest expense	33,596	1,232	527	35,355
Provision for loan losses	1,083	662	—	1,745
Noninterest income	9,592	293	69	9,954
Noninterest expense	23,546	1,937	164	25,647
Income tax expense (benefit)	5,674	370	(571)	5,473
Net income	13,380	522	(1,050)	12,852
Total assets	$6,453,170	125,506	(78,152)	6,500,524

*	Eliminations consist of intercompany interest income and interest expense.

(4)	Business Combination

On August 31, 2003, the Company completed the acquisition of First Bell Bancorp, Inc., and its subsidiary Bell Federal Savings and Loan Association of Bellevue (collectively “Bell”), both headquartered in Bellevue, Pennsylvania. The acquisition included the seven offices of Bell, assets of $935.9 million including cash of $22.6 million, investments of $544.8 million, loans of $224.5 million, goodwill of $53.1 million, core deposit intangible of $15.1 million, noncompete intangible of $1.1 million, and other assets of $74.7 million. Liabilities assumed in the acquisition of $813.7 million include deposits of $609.4 million, long-term debt of $186.7 million and other liabilities of $17.6 million. Under terms of the agreement, shareholders of First Bell Bancorp, Inc. received $26.25 in cash for each share of common stock, or approximately $114.3 million. The acquisition created approximately $53.1 million of goodwill, none of which is tax deductible, $15.1 million of core deposit intangible with an estimated life of seven years and a non-compete intangible of $1.1 million with an estimated life of one year. The results of operations have been included in the consolidated financial statements beginning September 1, 2003.

(5)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the periods indicated (in thousands):

	September 30,	June 30,
	2004	2004
Amortizable intangible assets:
Core deposit intangibles – gross	$20,167	20,167
Less: accumulated amortization	(6,519)	(5,472)

Core deposit intangibles – net	$13,648	14,695

Customer and Contract intangible assets – gross	1,881	1,881
Less: accumulated amortization	(1,234)	(951)

Customer and Contract intangible assets – net	$647	930

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at June 30, 2003	$86,618	893	87,511
Goodwill acquired	50,224	420	50,644
Impairment losses	—	—	—

Balance at June 30, 2004	136,842	1,313	138,155
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance at September 30, 2004	$136,842	1,313	138,155

The following information shows the actual aggregate amortization expense for the current quarter, the prior year’s quarter, and prior fiscal year as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended 9/30/03	$179
For the three months ended 9/30/04	1,330
For the fiscal year ended 6/30/04	4,671
For the fiscal year ended 6/30/05	4,389
For the fiscal year ended 6/30/06	3,482
For the fiscal year ended 6/30/07	2,879
For the fiscal year ended 6/30/08	2,178
For the fiscal year ended 6/30/09	1,632
For the fiscal year ended 6/30/10	707

(6)	Guarantees

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit is $16.7 million, of which $12.2 million is fully collateralized. At September 30, 2004, the Company had a liability of $64,000 related to the standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

(7)	Earnings Per Share

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

	Three months ended
	September 30,
	2004	2003
Reported net income	$14,402	12,852
Weighted average common shares outstanding	48,282	47,710
Common stock equivalents due to effect of stock options	518	509

Total weighted average common shares and equivalents	48,800	48,219

Basic earnings per share:	$0.30	0.27

Diluted earnings per share:	$0.30	0.27

(8)	Pension and Post-retirement benefits (in thousands):

	Pension benefits		Other post-retirement benefits
	Three months ended September 30,
	2004	2003	2004	2003
Service cost	$938	831	—	—
Interest cost	776	664	25	23
Expected return on plan assets	702	552	—	—
Amortization of transition asset	(10)	(10)	—	—
Amortization of prior service cost	20	24	—	—
Amortization of the net (gain) loss	165	189	7	5

Net periodic benefit cost	$1,187	1,146	32	28

The Company made no contribution to its pension plans during the three months ended September 30, 2004. The Company anticipates making contributions to its defined benefit pension plan in the range of $3.0 million to $5.0 million during the fiscal year ending June 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this document may contain certain forward-looking statements, as defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder. These forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, economic, regulatory and other factors as discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, as they reflect management’s analysis only as of the date of this report. The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Overview of Critical Accounting Policies Involving Estimates

The Company’s critical accounting policy involves accounting estimates that: a) require assumptions about highly uncertain matters, and b) could vary sufficiently enough to cause a material effect on the Company’s financial condition or results of operations.

Allowance for Loan Losses. In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the security for the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using the Company’s historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date. Commercial loans over a certain dollar amount are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans under SFAS 114, “Accounting by Creditors for Impairment of a Loan”. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations. The allowance review methodology is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results. Management believes, to the best of their knowledge, that all known losses as of the balance sheet date have been recorded.

Discussion of Financial Condition Changes from June 30, 2004 to September 30, 2004

Assets

At September 30, 2004 the Company had total assets of $6.226 billion, a decrease of $20.5 million, or less than 1%, from $6.246 billion at June 30, 2004. This decrease is primarily attributed to a decrease in funding sources as deposits decreased $9.2 million and advances by borrowers for taxes and insurance decreased $18.0 million.

Cash and investments totaled $1.699 billion at September 30, 2004, a decrease of $97.3 million, or 5.4%, from $1.796 billion at June 30, 2004. This decrease resulted from the aforementioned decrease in funding sources as well as to support the continued loan demand throughout the Company’s retail network. Net loans receivable increased by $77.6 million, or 1.9%, to $4.100 billion at September 30, 2004 from $4.023 at June 30, 2004.

Liabilities

Deposits decreased by $9.2 million, or less than 1%, to $5.096 billion at September 30, 2004 from $5.105 billion at June 30, 2004 as the Company began to experience a long-anticipated outflow of volatile funds that were accumulated during the previous few years. Advances by borrowers for taxes and insurance decreased by $18.0 million, or 60.7%, to $11.6 million at September 30, 2004 from $29.6 million at June 30, 2004. This decrease is due to the seasonal nature of payments made to taxing authorities on behalf of our customers.

Capital Resources and Liquidity

Total shareholders’ equity at September 30, 2004 was $546.2 million, an increase of $5.4 million, or 1.0%, from $540.8 million at June 30, 2004. This increase was primarily attributable to net income for the three-month period of $14.4 million and an increase in unrealized gain on securities, net of tax, of $8.5 million partially offset by the payment of cash dividends of $5.8 million and a decrease in additional paid-in capital of $12.0 million. The decrease in additional paid-in capital resulted from the Company canceling a $12.0 million loan to Northwest Bancorp, MHC as part of the consideration related to the acquisition of Leeds Federal Savings Bank.

The Company’s banking subsidiaries, Northwest and Jamestown, are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk-weighting and other factors.

Quantitative measures, established by regulation to ensure capital adequacy require the banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). The amounts included as of June 30, 2004 for Leeds Federal have been calculated using the corresponding OTS definitions for Tier I core capital [Tier I Capital (Leverage)], Risk-based capital, Tier I (Tier I Capital) and Risk-based capital, total (Total Capital).

September 30, 2004

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Northwest Savings Bank	$475,199	15.41%	$246,701	8.00%	$308,377	10.00%
Jamestown Savings Bank	$24,940	10.25%	$19,475	8.00%	$24,343	10.00%
Tier I Capital (to risk weighted assets):
Northwest Savings Bank	$444,800	14.42%	$123,351	4.00%	$185,026	6.00%
Jamestown Savings Bank	$22,737	9.34%	$9,737	4.00%	$14,606	6.00%
Tier I Capital (leverage) (to average assets):
Northwest Savings Bank	$444,800	8.35%	$159,857	3.00%*	$266,428	5.00%
Jamestown Savings Bank	$22,737	5.70%	$11,970	3.00%*	$19,949	5.00%

June 30, 2004

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Northwest Savings Bank	$430,831	15.02%	$229,505	8.00%	$286,881	10.00%
Jamestown Savings Bank	$23,968	10.57%	$18,140	8.00%	$22,674	10.00%
Leeds Federal Savings Bank	$29,529	15.61%	$15,133	8.00%	$18,917	10.00%
Tier I Capital (to risk weighted assets):
Northwest Savings Bank	$402,290	14.02%	$114,752	4.00%	$172,129	6.00%
Jamestown Savings Bank	$21,925	9.67%	$9,070	4.00%	$13,605	6.00%
Leeds Federal Savings Bank	$27,038	14.29%	$7,568	4.00%	$11,353	6.00%
Tier I Capital (leverage) (to average assets):
Northwest Savings Bank	$402,290	7.56%	$159,709	3.00%*	$266,182	5.00%
Jamestown Savings Bank	$21,925	5.79%	$11,352	3.00%*	$18,920	5.00%
Leeds Federal Savings Bank	$27,038	5.98%	$18,086	4.00%	$22,607	5.00%

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of September 30, 2004, the Company had not been advised of any additional requirements in this regard.

The Company’s banking subsidiaries, Northwest and Jamestown, are required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the applicable state department of banking during their regular examinations. The Banks’ internal liquidity requirements are based upon liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). The Banks have always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at September 30, 2004 was 25.4% and 39.8% for Northwest and Jamestown, respectively. The Company and its subsidiaries adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

The Company paid $5.8 million in cash dividends during the first three months of the current fiscal year, compared with $1.2 million in the prior year period. During the current three-month period, Northwest Bancorp, MHC did not waive its right to receive dividends. During the comparable period in the prior fiscal year, no dividends were paid to Northwest Bancorp, MHC. The common stock dividend payout ratio (dividend declared per share divided by net income per share) was 40.0% in the current period on a dividend of $0.12 compared with 37.0% in the same period last year on a dividend of $0.10 per share.

Nonperforming Assets

The following table sets forth information with respect to the Company’s nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual status when they are more than 90 days contractually delinquent and may also be placed on nonaccrual status even if not more than 90 days delinquent but other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell or the principal balance of the related loan. Management believes that the generally low level of nonperforming assets is attributable to stringent credit policies and sustained collection procedures.

	September 30, 2004	June 30, 2004
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One-to-four family residential loans	$11,959	$10,979
Multifamily and commercial real estate loans	16,064	13,883
Consumer loans	4,947	4,536
Commercial business loans	3,423	2,824
Total	$36,393	$32,222
Total nonperforming loans as a percentage of loans receivable	0.88%	0.80%
Total real estate acquired through foreclosure and other real estate owned	$5,093	$3,845
Total nonperforming assets	$41,486	$36,067
Total nonperforming assets as a percentage of total assets	0.67%	0.58%

A loan is considered to be impaired, as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at September 30, 2004 and June 30, 2004 were $36.4 million and $32.2 million, respectively.

Allowance for Loan Losses

The Company’s Board of Directors has adopted an “Allowance for Loan Losses” (ALL) policy designed to provide management with a systematic methodology for determining and documenting the ALL each reporting period. This methodology was developed to provide a consistent process and review procedure to ensure that the ALL is in conformity with the Company’s policies and procedures and other supervisory and regulatory guidelines.

On a monthly basis, the Credit Review department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This review includes the monthly delinquency reports as well as historical comparisons and trend analysis. On a quarterly basis the Credit Review department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. The Company’s loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as “special mention”, “substandard”, “doubtful” or “loss.” Loans that do not expose the Company to risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as “special mention”. A “substandard” loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make a collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss reserve in not warranted.

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

If an individual loan is deemed to be impaired, the Credit Review department determines the proper measure of impairment for each loan based on one of three methods as prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. If the measurement of the impaired loan is more or less than the recorded investment in the loan, the Credit Review department adjusts the specific allowance associated with that individual loan accordingly.

If a substandard or doubtful loan is not considered individually for impairment, it is grouped with other loans that possess common characteristics for impairment evaluation and analysis under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” This segmentation is accomplished by grouping loans of similar product types, risk characteristics and industry concentration into homogeneous pools. A range of losses for each pool is then established based upon historical loss ratios. This historical net charge-off amount is then analyzed and adjusted based on historical delinquency trends as well as the current economic, political, regulatory and interest rate environment and used to estimate the current measure of impairment.

The individual impairment measures along with the estimated range of losses for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to the Credit Committee on a quarterly basis. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, discusses lending products, activity, competition and collateral values, as well as economic conditions in general and in each market area of the Company. Based on this review and discussion the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate is determined. In addition, the Credit Committee considers if any changes to the methodology are needed. The Credit Committee also reviews and discusses the Company’s delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to its peer group as well as state and national statistics. Following the Credit Committee’s review and approval, a similar review is performed by the Board of Director’s Risk Management Committee.

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

Management acknowledges that this is a dynamic process and consists of factors, many of which are external and out of management’s control, that can change often, rapidly and substantially. The adequacy of the ALL is based upon estimates using all the information previously discussed as well as current and known circumstances and events. There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.

Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

Net income for the three months ended September 30, 2004 was $14.4 million, or $0.30 per diluted share, an increase of $1.5 million, or 12.1%, from $12.9 million, or $0.27 per diluted share, for the same quarter last year. This increase resulted primarily from an increase in net interest income of $8.9 million, which was partially offset by a decrease in the gain on sale of marketable securities of $3.2 million and an increase in noninterest expense of $4.3 million.

Net income for the three months ended September 30, 2004 represents a 10.50% and 0.92% return on average equity and return on average assets, respectively, compared to 11.30% and 0.86% for the same quarter last year.

Interest Income

Total interest income increased by $6.8 million, or 9.4%, on a taxable equivalent basis, to $79.5 million due to increases in both average interest earnings assets and average yield earned on interest earning assets. Average interest earnings assets increased by $211.5 million, or 3.8%, to $5.850 billion for the three months ended September 30, 2004 from $5.638 billion for the three months ended September 30, 2003. The average yield on interest earnings assets increased to 5.44% from 5.16%.

Interest income on loans receivable increased by $4.3 million, or 7.3%, on a taxable equivalent basis, to $63.3 million primarily because of an increase in the average balance of $524.4 million, or 14.7%, to $4.091 billion for the three months ended September 30, 2004 from $3.567 billion for the three months ended September 30, 2003. The increase in average balance was partially offset by a decrease in the average rate to 6.19% from 6.62%. Average loans outstanding increased as a result of relatively strong internal loan growth. The decrease in average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans during a period of relatively low interest rates.

Interest income on mortgage-backed securities increased by $1.6 million, or 32.5%, to $6.7 million, primarily because of an increase in the average yield to 3.38% from 2.15%. The effect of the increase in average yield was partially offset by a decrease in the average balance of $149.8 million, or 15.9%, to $791.3 million. The average yield on mortgage-backed securities, of which approximately 71% are variable rate, increased in response to the recent increases in short-term interest rates. The average balance decreased when funds received from principal and interest payments were used to fund loan demand rather than a reinvestment in mortgage-backed securities.

Interest income on investment securities increased by $1.0 million, or 14.4%, to $8.3 million, on a taxable-equivalent basis. The average balance increased by $41.1 million, or 7.0% to $627.4 million, and the average yield increased to 5.32% from 4.98%, on a taxable equivalent basis. The increase in the average balance of investment securities was primarily due to the investment of funds generated from deposit growth. The increase in average yield was due primarily to the repricing of variable rate investments in a rising interest rate environment.

Interest income on interest-earning deposits decreased by $97,000, or 8.8%, because the average balance decreased by $201.1 million, or 40.0%, to $301.5 million. The decrease in average balance was partially offset by an increase in the average yield to 1.33% from 0.87%. The decrease in the average balance was due to the redeployment of cash into higher yielding loans and investment securities. The increase in average yield was primarily due to the recent increases in short-term interest rates.

Interest Expense

Total interest expense decreased by $2.5 million, or 7.1%, to $32.8 million largely due to a decrease in the average cost of interest-bearing liabilities to 2.41% from 2.65%, which was partially offset by an increase in the average balance of interest-bearing liabilities of $114.7 million, or 2.2%, to $5.451 billion. The decrease in the cost of funds resulted primarily from a decrease in the average rate paid on certificate accounts. The rates on certificate accounts continue to decrease as maturing, higher rate certificates are replaced. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $169.5 million, or 3.6%, in the average balance of deposits, mainly attributed to the growth of existing offices along with new office openings. Average borrowed funds decreased by $57.9 million, or 11.4%, as the Company had prepaid long-term borrowings acquired in its acquisition of Bell Federal during the first quarter of the prior fiscal year.

Net Interest Income

Net interest income increased by $9.4 million, or 25.1%, on a taxable equivalent basis, to $46.7 million from $37.3 million during the prior year period. This increase in net interest income was attributable to the overall growth in the Company’s balance sheet, the expansion of the Company’s net interest rate spread to 3.03%, from 2.51% and the procurement of new capital, in the amount of $112.8 million, which occurred in August 2003.

Provision for Loan Losses

The provision for loan losses increased by $94,000, or 5.4%, to $1.8 million for the three months ended September 30, 2004. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income

Noninterest income decreased by $2.4 million, or 23.9%, to $7.6 million for the current quarter from $10.0 million for the same period in the prior year. This decrease was primarily due to a decrease in gain on sale of investments of $3.2 million. The Company recorded a substantial gain in the previous year as a result of the sale of municipal bonds acquired with the purchase of Bell Federal. Offsetting this decrease was an increase in service charges and fees of $627,000, or 18.8%, to $4.0 million as a result of an expanded customer base and ATM network. Trust and other financial services income increased by $147,000, or 16.2%, to $1.1 million for the quarter primarily as a result of the continued growth of assets under management and expansion of services provided by Boetger & Associates. Insurance commission income increased $297,000 to $464,000 primarily as a result of the Company once again offering life insurance related to consumer loans.

Noninterest Expense

Noninterest expense increased by $4.4 million, or 16.8%, to $30.0 million from $25.6 million for the same quarter in the prior year. All major expense categories increased as a result of the significant growth of the Company’s retail network; the expansion of its investment management, trust and brokerage services; and the addition of new products and services. The largest increases were in compensation and employee benefits expense and the amortization of intangible assets. Compensation and employee benefits increased as a result of the continued increase in health care costs, normal annual merit increases in salaries and the addition of approximately 100 full-time equivalent employees. Amortization of intangible assets increased primarily because of the core deposit intangible created as part of the acquisition of Bell Federal. Management believes that despite these increases in costs due to expansion, progress has been made in controlling operating expense as the ratio of operating expense to average assets remains below 2.0%.

Income Taxes

The provision for income taxes for the three months ended September 30, 2004 increased by $605,000, or 11.1%, compared to the same period last year. This increase in income tax expense is primarily due to an increase in income before income taxes of $2.2 million, or 11.8%, to $20.5 million from $18.3 million. The Company’s effective tax rate decreased from 29.9% to 29.7%.

Recently Issued Accounting Standards

No new accounting standards have been issued since July 1, 2004.

Average Balance Sheet
(Dollars in Thousands)

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are calculated using daily averages.

	Three Months Ended September 30,
	2004				2003
				Avg.				Avg.
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost
ASSETS:
Interest earning assets:
Loans receivable (a) (b) (d)	$4,091,141		$63,347	6.19%	$3,566,719		$59,015	6.62%
Mortgage-backed securities (c)	$791,317		$6,694	3.38%	$941,132		$5,051	2.15%
Investment securities (c) (d) (e)	$627,446		$8,341	5.32%	$586,350		$7,293	4.98%
FHLB stock	$38,081		$133	1.40%	$41,137		$210	2.04%
Other interest earning deposits	$301,543		$1,001	1.33%	$502,678		$1,098	0.87%

Total interest earning assets	$5,849,528		$79,516	5.44%	$5,638,016		$72,667	5.16%
Noninterest earning assets (f)	$406,414				$374,544

TOTAL ASSETS	$6,255,942				$6,012,560

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	$1,057,067		$3,615	1.37%	$1,044,194		$3,665	1.40%
Now accounts	$662,075		$1,118	0.68%	$704,322		$1,749	0.99%
Money market demand accounts	$883,150		$3,690	1.67%	$738,518		$3,194	1.73%
Certificate accounts	$2,296,805		$17,391	3.03%	$2,242,528		$19,557	3.49%
Borrowed funds (g)	$449,730		$5,057	4.50%	$507,612		$5,322	4.19%
Debentures	$102,062		$1,966	7.71%	$99,000		$1,868	7.55%

Total interest bearing liabilities	$5,450,889		$32,837	2.41%	$5,336,174		$35,355	2.65%
Noninterest bearing liabilities	$258,280				$221,585

Total liabilities	$5,709,169				$5,557,759
Shareholders’ equity	$546,773				$454,801

TOTAL LIABILITIES AND EQUITY	$6,255,942				$6,012,560

Net interest income/ Interest rate spread			$46,679	3.03%			$37,312	2.51%
Net interest earning assets/ Net interest margin	$398,639			3.19%	$301,842			2.65%
Ratio of interest earning assets to interest bearing liabilities	1.07	X			1.06	X

(a)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a taxable equivalent basis.

(e)	Average balances include FNMA and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

Rate/ Volume Analysis
(Dollars in Thousands)

The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), (iii) the net change. Changes that cannot be attributed to either rate or volume have been allocated among both rate and volume.

Three months ended September 30, 2004 and 2003

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$(4,345)	8,677	4,332
Mortgage-backed securities	2,910	(1,267)	1,643
Investment securities	519	529	1,048
FHLB stock	(63)	(14)	(77)
Other interest-earning deposits	570	(667)	(97)

Total interest-earning assets	(409)	7,258	6,849
Interest-bearing liabilities:
Savings accounts	(95)	45	(50)
Now accounts	(543)	(88)	(631)
Money market demand accounts	(130)	626	496
Certificate accounts	(2,639)	473	(2,166)
Borrowed funds	386	(651)	(265)
Debentures	39	59	98

Total interest-bearing liabilities	(2,982)	464	(2,518)

Net change in net interest income	$2,573	6,794	9,367

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a savings bank holding company, the Company’s primary market risk is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company’s interest sensitive liabilities typically have repricing periods or maturities of short duration, the Company has attempted to shorten the maturities of its assets by emphasizing the origination of short-term, fixed-rate consumer loans, one-to-four family residential mortgage loans with terms of 15 years or less and adjustable rate mortgage loans, consumer loans and commercial loans. In addition, the Company has purchased shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.

The Company has an Asset/ Liability Committee consisting of several members of senior management which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and the Company’s balance sheet structure. On a quarterly basis, this Committee also reviews the Company’s interest rate risk position.

The Company also has a Risk Management Committee comprised of certain members of the Board of Directors which meets quarterly and reviews interest rate risks and trends, the Company’s interest sensitivity position, the Company’s liquidity position and the market risk inherent in the Company’s investment portfolio.

In an effort to assess market risk, the Company utilizes a simulation model to determine the effect of immediate incremental increases and decreases in interest rates in net interest income and the market value of the Company’s equity. Certain assumptions are made regarding loan prepayments and decay rates of passbook and NOW accounts. Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest on these assumptions may differ from simulated results. The Company has established the following guidelines for assessing interest rate risk:

Net income simulation. Given a parallel shift of 2% in interest rates, the estimated net income may not decrease by more than 20% within a one-year period.

Market value of equity simulation. The market value of the Company’s equity is the present value of the Company’s assets and liabilities. Given a parallel shift of 2% in interest rates, the market value of equity may not decrease by more than 35% of total shareholders’ equity.

The following table illustrates the simulated impact of a 1% or 2% upward or 1% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. Given the low interest rate environment that existed in the current period, the impact of a 2% downward shift is not shown in the table. This analysis was prepared assuming that interest-earning asset levels at September 30, 2004 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2004 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%

Projected percentage increase/ (decrease) in net income	3.4%	2.0%	2.1%	NM
Projected increase/ (decrease) in return on average equity	0.3%	0.2%	0.2%	NM
Projected increase/ (decrease) in earnings per share	$0.04	$0.02	$0.02	NM
Projected percentage increase/ (decrease) in market value of equity	(8.1)%	(16.2)%	6.4%	NM

NM – Not meaningful

The figures included in the table above represent projections that were computed based upon certain assumptions including prepayment rates and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of this fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the period covered by this report or in other factors that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to a number of asserted and unasserted claims encountered in the normal course of business. Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on the Company’s financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2004, the Company issued 1,334,859 common shares to Northwest Bancorp, MHC in exchange for 100% of the common stock of Leeds Federal.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCORP, INC.

Date: November 8, 2004	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer

Date: November 8, 2004	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr.
Senior Vice President and Chief Financial Officer