Form 10-Q
period 2004-12-31
NORTHWEST BANCORP INC
filed 2005-02-09
CIK 1042064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☑  No☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

     Common Stock ($.10 par value) 50,499,744 shares outstanding as of January 31, 2005

NORTHWEST BANCORP, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31,	June 30,
	2004	2004
Assets
Cash and cash equivalents	$69,027	57,466
Interest-earning deposits in other financial institutions	95,208	174,199
Federal funds sold and other short-term investments	19,870	160,058
Marketable securities available-for-sale (amortized cost of $717,561 and $858,569)	725,858	855,679
Marketable securities held-to-maturity (market value of $786,866 and $601,738)	776,437	601,542

Total cash, interest-earning deposits and marketable securities	1,686,400	1,848,944

Mortgage loans - one- to four- family	2,599,455	2,563,251
Commercial real estate loans	484,949	446,675
Consumer loans	1,004,221	924,786
Commercial business loans	146,069	149,899

Total loans receivable	4,234,694	4,084,611
Allowance for loan losses	(29,628)	(30,670)

Loans receivable, net	4,205,066	4,053,941

Federal Home Loan Bank stock, at cost	35,798	38,884
Accrued interest receivable	22,809	22,578
Real estate owned, net	7,274	3,951
Premises and equipment, net	93,753	82,417
Bank owned life insurance	102,433	100,090
Goodwill	142,078	142,078
Other intangible assets	13,971	16,429
Other assets	23,590	33,936

Total assets	$6,333,172	$6,343,248

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	245,230	220,667
Interest-bearing demand deposits	652,719	668,475
Savings deposits	1,838,178	1,970,303
Time deposits	2,451,415	2,332,176

Total deposits	5,187,542	5,191,621

Borrowed funds	439,236	449,147
Advances by borrowers for taxes and insurance	22,487	29,607
Accrued interest payable	4,071	4,280
Other liabilities	13,661	16,059
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	102,062	102,062

Total liabilities	5,769,059	5,792,776

Shareholders’ equity:
Preferred stock, $.10 par value: 10,000,000 authorized, no shares issued	—	—
Common stock, $.10 par value: 100,000,000 shares authorized, 50,485,654 and 47,960,287 issued and outstanding, respectively	5,049	4,796
Paid-in capital	199,924	211,545
Retained earnings	351,691	336,164
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale, net of income taxes	7,449	(2,033)

	564,113	550,472

Total liabilities and shareholders’ equity	$6,333,172	6,343,248

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Interest income:
Loans receivable	$64,571	61,262	$127,998	119,929
Mortgage-backed securities	6,590	7,276	13,286	12,327
Taxable investment securities	3,926	4,391	7,688	7,883
Tax-free investment securities	3,070	3,112	6,162	5,922
Interest-earning deposits	1,311	745	2,467	1,843

Total interest income	79,468	76,786	157,601	147,904

Interest expense:
Deposits	27,049	26,900	53,326	55,065
Borrowed funds	7,033	7,084	14,056	14,274

Total interest expense	34,082	33,984	67,382	69,339

Net interest income	45,386	42,802	90,219	78,565
Provision for loan losses	2,164	1,733	4,003	3,478

Net interest income after provision for loan losses	43,222	41,069	86,216	75,087

Noninterest income:
Service charges and fees	4,044	3,530	8,022	6,874
Trust and other financial services income	1,057	941	2,112	1,849
Insurance commission income	557	192	1,021	359
Gain on sale of marketable securities, net	12	583	142	3,897
Gain (loss) on sale of loans, net	(56)	115	(135)	401
Gain on sale of real estate owned, net	127	507	152	1,060
Income from bank owned life insurance	1,095	1,152	2,240	2,148
Other operating income	665	464	1,557	850

Total noninterest income	7,501	7,484	15,111	17,438

Noninterest expense:
Compensation and employee benefits	17,976	17,086	35,009	31,789
Premises and occupancy costs	4,187	3,916	8,318	7,635
Office operations	2,984	2,888	5,677	5,445
Processing expenses	2,576	2,346	5,022	4,576
Advertising	1,083	599	1,701	1,172
Amortization of other intangible assets	1,075	1,705	2,458	1,884
Other expenses	2,292	2,139	4,326	3,825

Total noninterest expense	32,173	30,679	62,511	56,326

Income before income taxes	18,550	17,874	38,816	36,199

Federal and state income taxes	5,384	5,128	11,382	10,601

Net income	$13,166	$12,746	$27,434	25,598

Basic earnings per share	$0.26	$0.27	$0.56	0.54

Diluted earnings per share	$0.26	$0.26	$0.55	0.53

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

					Accum.
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
Three months ended December 31, 2003	Shares	Amount	Capital	Earnings	Income	Equity
Beginning balance at September 30, 2003	47,723,227	$4,772	200,757	304,278	5,687	$515,494

Comprehensive income:
Net income	—	—	—	12,746	—	12,746
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	2,922	2,922

Total comprehensive income	—	—	—	12,746	2,922	15,668

Exercise of stock options	65,723	7	218	—	—	225

Dividends paid ($0.10 per share)	—	—	—	(1,965)	—	(1,965)

Ending balance at December 31, 2003	47,788,950	$4,779	200,975	315,059	8,609	$529,422

					Accum.
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
Three months ended December 31, 2004	Shares	Amount	Capital	Earnings	Income	Equity
Beginning balance at September 30, 2004	49,330,191	$4,933	199,569	344,676	6,616	$555,794

Comprehensive income:
Net income	—	—	—	13,166	—	13,166
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	833	833

Total comprehensive income	—	—	—	13,166	833	13,999

Exercise of stock options	64,563	6	235	—	—	241

Issuance of common shares in exchange for First Carnegie shares	1,090,900	110	120	(230)	—	—

Dividends paid ($0.12 per share)	—	—	—	(5,921)	—	(5,921)

Ending balance at December 31, 2004	50,485,654	$5,049	199,924	351,691	7,449	$564,113

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

					Accum.
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
Six months ended December 31, 2003	Shares	Amount	Capital	Earnings	Income	Equity
Beginning balance at June 30, 2003	47,693,981	$4,769	87,787	292,659	9,859	$395,074

Comprehensive income:
Net income	—	—	—	25,598	—	25,598
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	(1,250)	(1,250)

Total comprehensive income	—	—	—	25,598	(1,250)	24,348

Exercise of stock options	94,969	10	384	—	—	394

Proceeds from incremental stock offering, net of related expenses of $2,196	—	—	112,804	—	—	112,804

Dividends paid ($0.20 per share)	—	—	—	(3,198)	—	(3,198)

Ending balance at December 31, 2003	47,788,950	$4,779	200,975	315,059	8,609	$529,422

					Accum.
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
Six months ended December 31, 2004	Shares	Amount	Capital	Earnings	Income	Equity
Beginning balance at June 30, 2004	47,960,287	$4,796	211,545	336,164	(2,033)	$550,472

Comprehensive income:
Net income	—	—	—	27,434	—	27,434
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	9,482	9,482

Total comprehensive income	—	—	—	27,434	9,482	36,916

Exercise of stock options	99,608	10	392	—	—	402

Issuance of common shares in exchange for Leeds and First Carnegie shares	2,425,759	243	(12,013)	(230)	—	(12,000)

Dividends paid ($0.24 per share)	—	—	—	(11,677)	—	(11,677)

Ending balance at December 31, 2004	50,485,654	$5,049	199,924	351,691	7,449	$564,113

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
OPERATING ACTIVITIES:
Net Income	$13,166	12,746	27,434	25,598
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,164	1,733	4,003	3,478
Net gain on sale of assets	(83)	(1,205)	(159)	(5,358)
Net depreciation, amortization and accretion	2,343	3,315	5,287	4,688
Decrease in other assets	5,449	3,276	5,878	15,080
Decrease in other liabilities	(1,231)	(6,007)	(2,607)	(12,890)
Net amortization of premium/ discount on marketable securities	663	3,250	1,375	5,689
Other	—	(66)	—	(45)

Net cash provided by operating activities	22,471	17,042	41,211	36,240

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	(143,609)	(3,270)	(172,540)	(4,154)
Purchase of marketable securities available-for-sale	(99,706)	(165,255)	(180,164)	(528,514)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	69,507	66,050	143,419	269,266
Proceeds from maturities and principal reductions of marketable securities available-for-sale	61,057	200,022	176,781	385,867
Proceeds from sales of marketable securities, available-for-sale	10,377	25,730	12,770	218,557
Loan originations	(409,057)	(307,036)	(699,627)	(833,089)
Proceeds from loan maturities and principal reductions	294,939	209,958	479,460	551,315
Proceeds from loan sales	18,302	7,845	32,830	48,486
Sale of FHLB stock	3,086	14,362	3,086	13,393
Proceeds from sale of real estate owned	1,291	1,613	1,799	3,327
Net sale of real estate owned for investment	87	77	175	154
Purchase of premises and equipment	(8,119)	(5,990)	(14,821)	(9,802)
Acquisitions, net of cash received	—	—	—	(95,167)

Net cash used by investing activities	(201,845)	44,106	(216,832)	19,639

NORTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	$7,438	(174,288)	(4,039)	(167,293)
Repayments of long-term borrowings	(2,514)	(15,814)	(2,528)	(202,707)
Net increase (decrease) in short-term borrowings	(10,803)	(86,336)	(7,035)	2,871
Increase (decrease) in advances by borrowers for taxes and insurance	10,861	9,973	(7,120)	(4,274)
Cash dividends paid	(5,922)	(1,965)	(11,677)	(3,198)
Proceeds from stock offering, net	—	—	—	112,804
Proceeds from stock options exercised	241	225	402	394

Net cash provided by financing activities	(699)	(268,205)	(31,997)	(261,403)

Net decrease in cash and cash equivalents	(180,073)	(207,057)	(207,618)	(205,524)

Cash and cash equivalents at beginning of period	$364,178	542,364	391,723	540,831
Net decrease in cash and cash equivalents	(180,073)	(207,057)	(207,618)	(205,524)

Cash and cash equivalents at end of period	184,105	335,307	184,105	335,307

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $23,710, $26,851 $45,448 and $49,858, respectively)	34,734	37,435	67,141	69,267

Income taxes	5,412	2,682	13,206	3,124

Business acquisitions:
Fair value of assets acquired	$—	—	—	908,873
Cash paid	—	—	—	(95,167)

Liabilities assumed	—	—	—	813,706

Non-cash activities:
Loans transferred to real estate owned	3,345	1,194	5,015	2,039

Sale of real estate owned financed by the Company	410	68	617	317

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation and Informational Disclosure

The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC, a federal mutual holding company, owns approximately 60% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the “Company”). The Company is a federally-chartered savings and loan holding company that is regulated by the Office of Thrift Supervision (“OTS”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania chartered savings bank and Jamestown Savings Bank, a New York chartered savings bank (the “Banks”). Together the Banks operate 151 community banking offices throughout northwest, southwest and central Pennsylvania, western New York, eastern Ohio and eastern Maryland.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the necessary footnote information for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Certain items previously reported have been reclassified to conform with the current period’s reporting format. The results of operations for the three months and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Dollar amounts contained in this document have been revised to include the operations and financial condition of Leeds Federal Savings Bank (“Leeds Federal”) beginning January 24, 2003, the date Leeds Federal was acquired by Northwest Bancorp, MHC. On September 10, 2004, in exchange for 100% of the outstanding shares of Leeds Federal, the Company cancelled a $12.0 million loan receivable from, and issued 1,334,859 shares to, Northwest Bancorp, MHC. Concurrent with the Company’s acquisition of Leeds Federal, the Company merged Leeds Federal into Northwest Savings Bank.

Dollar amounts contained in this document have also been revised to include the operations and financial condition of First Carnegie Deposit (“First Carnegie”) beginning May 1, 2004, the date First Carnegie was acquired by Northwest Bancorp, MHC. On November 15, 2004, in exchange for 100% of the outstanding shares of First Carnegie, the Company issued 1,090,900 shares to Northwest Bancorp, MHC. Concurrent with the Company’s acquisition of First Carnegie, the Company merged First Carnegie into Northwest Savings Bank.

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

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income:
As reported	$13,166	12,746	27,434	25,598
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(261)	(63)	(312)	(187)

Pro forma	12,905	12,683	27,122	25,411

Basic earnings per share:
As reported	0.26	0.27	0.56	0.54
Pro forma	0.26	0.26	0.55	0.53

Diluted earnings per share:
As reported	0.26	0.26	0.55	0.53
Pro forma	0.26	0.26	0.55	0.53

There was no stock-based employee compensation expense included in reported net income during the three or six months ended December 31, 2004 or 2003.

(2)	Principles of Consolidation

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

As of or for the three months ended:

	Community	Consumer
December 31, 2004 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$75,056	4,261	151	79,468
Intersegment interest income	1,306	—	(1,306)	—
Interest expense	32,023	1,383	676	34,082
Provision for loan losses	1,530	634	—	2,164
Noninterest income	6,845	596	60	7,501
Noninterest expense	30,084	1,856	233	32,173
Income tax expense (benefit)	5,681	409	(706)	5,384
Net income	13,889	575	(1,298)	13,166
Total assets	$6,285,780	124,432	(77,040)	6,333,172

	Community	Consumer
December 31, 2003 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$72,237	4,401	148	76,786
Intersegment interest income	1,129	—	(1,129)	—
Interest expense	32,081	1,209	694	33,984
Provision for loan losses	1,040	693	—	1,733
Noninterest income	7,170	257	57	7,484
Noninterest expense	28,276	1,995	408	30,679
Income tax expense (benefit)	5,525	317	(714)	5,128
Net income	13,614	444	(1,312)	12,746
Total assets	$6,093,254	124,946	24,379	6,242,579

* Eliminations consist of intercompany loans, interest income and interest expense.

As of or for the six months ended:

	Community	Consumer
December 31, 2004 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$148,554	8,646	401	157,601
Intersegment interest income	2,502	—	(2,502)	—
Interest expense	63,316	2,657	1,409	67,382
Provision for loan losses	2,610	1,393	—	4,003
Noninterest income	13,853	1,139	119	15,111
Noninterest expense	58,128	3,775	608	62,511
Income tax expense (benefit)	11,976	815	(1,409)	11,382
Net income	28,879	1,145	(2,590)	27,434
Total assets	$6,285,780	124,432	(77,040)	6,333,172

	Community	Consumer
December 31, 2003 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$138,770	8,831	303	147,904
Intersegment interest income	2,283	—	(2,283)	—
Interest expense	65,677	2,441	1,221	69,339
Provision for loan losses	2,123	1,355	—	3,478
Noninterest income	16,762	550	126	17,438
Noninterest expense	51,822	3,932	572	56,326
Income tax expense (benefit)	11,199	687	(1,285)	10,601
Net income	26,994	966	(2,362)	25,598
Total assets	$6,093,254	124,946	24,379	6,242,579

* Eliminations consist of intercompany loans, interest income and interest expense.

(4)	Business Combination

On August 31, 2003, the Company completed the acquisition of First Bell Bancorp, Inc., and its subsidiary Bell Federal Savings and Loan Association of Bellevue (collectively “Bell”), both headquartered in Bellevue, Pennsylvania. The acquisition included the seven offices of Bell, assets of $935.9 million including cash of $22.6 million, investments of $544.8 million, loans of $224.5 million, goodwill of $53.1 million, core deposit intangible of $15.1 million, noncompete intangible of $1.1 million, and other assets of $74.7 million. Liabilities assumed in the acquisition of $813.7 million included deposits of $609.4 million, long-term debt of $186.7 million and other liabilities of $17.6 million. Under terms of the agreement, shareholders of First Bell Bancorp, Inc. received $26.25 in cash for each share of common stock, or approximately $114.3 million. The acquisition created approximately $53.1 million of goodwill, none of which is tax deductible, $15.1 million of core deposit intangible with an estimated life of seven years and a non-compete intangible of $1.1 million with an estimated life of one year. The results of operations have been included in the consolidated financial statements beginning September 1, 2003.

(5)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the periods indicated (in thousands):

	December 31,	June 30,
	2004	2004
Amortizable intangible assets:
Core deposit intangibles – gross	$21,006	21,006
Less: accumulated amortization	(7,660)	(5,507)

Core deposit intangibles – net	$13,346	15,499

Customer and Contract intangible assets – gross	1,881	1,881
Less: accumulated amortization	(1,256)	(951)

Customer and Contract intangible assets – net	$625	930

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at June 30, 2003	$86,618	893	87,511

Goodwill acquired	62,051	420	62,471

Impairment losses	(7,904)	—	(7,904)

Balance at June 30, 2004	140,765	1,313	142,078

Goodwill acquired	—	—	—

Impairment losses	—	—	—

Balance at December 31, 2004	$140,765	1,313	142,078

The following information shows the actual aggregate amortization expense for the current quarter, the prior year’s quarter, and prior fiscal year as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended 12/31/03	$1,705

For the three months ended 12/31/04	1,075

For the six months ended 12/31/03	1,884

For the six months ended 12/31/04	2,458

For the fiscal year ended 6/30/04	4,706

For the fiscal year ended 6/30/05	4,509

For the fiscal year ended 6/30/06	3,601

For the fiscal year ended 6/30/07	2,999

For the fiscal year ended 6/30/08	2,298

For the fiscal year ended 6/30/09	1,752

For the fiscal year ended 6/30/10	827

(6)	Guarantees

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit is $15.6 million, of which $11.2 million is fully collateralized. At December 31, 2004, the Company had a liability of $58,000 related to the standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

(7)	Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering common stock equivalents or any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Options to purchase 220,780 shares of common stock at $25.49 per share were outstanding during the quarter but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. The computation of basic and diluted earnings per share follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Reported net income	$13,166	12,746	27,434	25,598

Weighted average common shares outstanding	49,947	47,761	49,115	47,735
Common stock equivalents due to effect of stock options	522	647	520	579

Total weighted average common shares and equivalents	50,469	48,408	49,635	48,314

Basic earnings per share:	$0.26	0.27	0.56	0.54

Diluted earnings per share:	$0.26	0.26	0.55	0.53

(8)	Pension and Post-retirement benefits (in thousands):

Components of Net Periodic Benefit Cost

	Three months ended December 31,
	Pension Benefits		Other Post-retirement Benefits
	2004	2003	2004	2003
Service cost	$938	831	—	—
Interest cost	776	664	25	23
Expected return on plan assets	702	552	—	—
Amortization of transition asset	(10)	(10)	—	—
Amortization of prior service cost	20	24	—	—
Amortization of the net (gain) loss	165	189	7	5

Net periodic benefit cost	$1,187	1,146	32	28

	Six months ended December 31,
	Pension Benefits		Other Post-retirement Benefits
	2004	2003	2004	2003
Service cost	$1,876	1,662	—	—
Interest cost	1,552	1,328	50	46
Expected return on plan assets	1,404	1,104	—	—
Amortization of transition asset	(20)	(20)	—	—
Amortization of prior service cost	40	48	—	—
Amortization of the net (gain) loss	330	378	14	10

Net periodic benefit cost	$2,374	2,292	64	56

The Company made no contribution to its pension plans during the six months ended December 31, 2004. The Company anticipates making contributions to its defined benefit pension plan in the range of $3.0 million to $5.0 million during the fiscal year ending June 30, 2005.

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

Discussion of Financial Condition Changes from June 30, 2004 to December 31, 2004

Assets

At December 31, 2004 the Company had total assets of $6.333 billion, a decrease of $10.1 million, or less than 1%, from $6.343 billion at June 30, 2004. This decrease is primarily attributed to a decrease in funding sources as deposits decreased $4.1 million, borrowed funds decreased by $9.9 million and advances by borrowers for taxes and insurance decreased $7.1 million.

Cash and investments totaled $1.686 billion at December 31, 2004, a decrease of $162.5 million, or 8.8%, from $1.849 billion at June 30, 2004. This decrease resulted from the aforementioned decrease in funding sources as well as to support the continued loan demand throughout the Company’s retail network. Net loans receivable increased by $151.1 million, or 3.7%, to $4.205 billion at December 31, 2004 from $4.054 at June 30, 2004.

Liabilities

Deposits decreased slightly by $4.1 million, or less than 1%, to $5.188 billion at December 31, 2004 from $5.192 billion at June 30, 2004. This decrease was anticipated by the Company as the industry, as a whole, began to experience an outflow of volatile funds accumulated during an uncertain investment environment over the last several years. Advances by borrowers for taxes and insurance decreased by $7.1 million, or 24.1%, to $22.5 million at December 31, 2004 from $29.6 million at June 30, 2004. This decrease is due to the seasonal nature of payments made to taxing authorities on behalf of our customers. Borrowed funds decreased by $9.9 million due to scheduled repayments on borrowings from the Federal Home Loan Bank.

Capital Resources and Liquidity

Total shareholders’ equity at December 31, 2004 was $564.1 million, an increase of $13.6 million, or 2.5%, from $550.5 million at June 30, 2004. This increase was primarily attributable to net income for the six-month period of $27.4 million and an increase in unrealized gain on securities, net of tax, of $9.5 million partially offset by the payment of cash dividends of $11.7 million and a decrease in additional paid-in capital of $11.6 million. The decrease in additional paid-in capital resulted from the Company canceling a $12.0 million loan to Northwest Bancorp, MHC as part of the consideration paid for the acquisition of Leeds Federal Savings Bank.

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

Quantitative measures, established by regulation to ensure capital adequacy require the banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). The amounts included as of June 30, 2004 for Leeds Federal and First Carnegie Deposit have been calculated using the corresponding OTS definitions for Tier I core capital [Tier I Capital (Leverage)], Risk-based capital, Tier I (Tier I Capital) and Risk-based capital, total (Total Capital).

December 31, 2004

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Northwest Savings Bank	$487,076	15.41%	$252,852	8.00%	$316,066	10.00%
Jamestown Savings Bank	$25,994	10.32%	$20,153	8.00%	$25,191	10.00%

Tier I Capital (to risk weighted assets):
Northwest Savings Bank	$456,425	14.44%	$126,426	4.00%	$189,639	6.00%
Jamestown Savings Bank	$23,612	9.37%	$10,076	4.00%	$15,115	6.00%

Tier I Capital (leverage) (to average assets):
Northwest Savings Bank	$456,425	7.97%	$171,910	3.00%*	$286,517	5.00%
Jamestown Savings Bank	$23,612	5.71%	$12,416	3.00%*	$20,693	5.00%

June 30, 2004

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Northwest Savings Bank	$430,831	15.02%	$229,505	8.00%	$286,881	10.00%
Jamestown Savings Bank	$23,968	10.57%	$18,140	8.00%	$22,674	10.00%
Leeds Federal Savings Bank	$29,529	15.61%	$15,133	8.00%	$18,917	10.00%
First Carnegie Deposit	$5,147	17.27%	$2,384	8.00%	$2,980	10.00%

Tier I Capital (to risk weighted assets):
Northwest Savings Bank	$402,290	14.02%	$114,752	4.00%	$172,129	6.00%
Jamestown Savings Bank	$21,925	9.67%	$9,070	4.00%	$13,605	6.00%
Leeds Federal Savings Bank	$27,038	14.29%	$7,568	4.00%	$11,353	6.00%
First Carnegie Deposit	$4,775	16.03%	$1,192	4.00%	$1,788	6.00%

Tier I Capital (leverage) (to average assets):
Northwest Savings Bank	$402,290	7.56%	$159,709	3.00%*	$266,182	5.00%
Jamestown Savings Bank	$21,925	5.79%	$11,352	3.00%*	$18,920	5.00%
Leeds Federal Savings Bank	$27,038	5.98%	$18,086	4.00%.	$22,607	5.00%
First Carnegie Deposit	$4,775	5.14%	$3,715	4.00%.	$4,644	5.00%

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of December 31, 2004, the Company had not been advised of any additional requirements in this regard.

The Company’s banking subsidiaries, Northwest and Jamestown, are required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the applicable state department of banking during their regular examinations. The Banks’ internal liquidity requirements are based upon liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). The Banks have always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at December 31, 2004 was 27.3% and 40.3% for Northwest and Jamestown, respectively. The Company and its subsidiaries adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

The Company paid $11.7 million in cash dividends during the first six months of the current fiscal year, compared with $3.2 million in the prior year period. During the current six-month period, Northwest Bancorp, MHC did not waive its right to receive dividends in order to provide a source of additional strength to its savings bank subsidiaries, Leeds Federal and First Carnegie. During the comparable period in the prior fiscal year, no dividends were paid to Northwest Bancorp, MHC. The common stock dividend payout ratio (dividend declared per share divided by net income per share) was 46.2% in the current quarter on a dividend of $0.12 compared with 38.5% in the same period last year on a dividend of $0.10 per share.

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

	December 31, 2004	June 30, 2004
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One-to-four family residential loans	$12,376	$11,262
Multifamily and commercial real estate loans	12,026	13,883
Consumer loans	5,184	4,536
Commercial business loans	2,452	2,824
Total	$32,038	$32,505
Total nonperforming loans as a percentage of loans receivable	0.76%	0.80%
Total real estate acquired through foreclosure and other real estate owned	$7,274	$3,951
Total nonperforming assets	$39,312	$36,456
Total nonperforming assets as a percentage of total assets	0.62%	0.57%

A loan is considered to be impaired, as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at December 31, 2004 and June 30, 2004 were $32.0 million and $32.5 million, respectively.

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

Comparison of Operating Results for the Three Months Ended December 31, 2004 and 2003

Net income for the three months ended December 31, 2004 was $13.2 million, or $0.26 per diluted share, an increase of $420,000, or 3.3%, from $12.7 million, or $0.26 per diluted share, for the same quarter last year. This increase resulted primarily from an increase in net interest income of $2.6 million, which was partially offset by an increase in the provision for loan losses of $431,000 and an increase in noninterest expense of $1.5 million.

Net income for the three months ended December 31, 2004 represents a 9.47% and 0.83% return on average equity and return on average assets, respectively, compared to 9.82% and 0.81% for the same quarter last year.

Interest Income

Total interest income increased by $2.3 million, or 3.0%, on a taxable equivalent basis, to $81.4 million due to increases in both average interest earnings assets and the average yield earned on interest earning assets. Average interest earnings assets increased by $9.5 million, or less than 1%, to $5.916 billion for the three months ended December 31, 2004 from $5.906 billion for the three months ended December 31, 2003. The average yield on interest earnings assets increased to 5.51% from 5.36%.

Interest income on loans receivable increased by $3.3 million, or 5.4%, on a taxable equivalent basis, to $64.9 million primarily because of an increase in the average balance of $327.2 million, or 8.5%, to $4.193 billion for the three months ended December 31, 2004 from $3.866 billion for the three months ended December 31, 2003. The increase in average balance was partially offset by a decrease in the average rate to 6.19% from 6.37%. Average loans outstanding increased primarily as a result of the continued strong internal loan demand. The decrease in average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans during a period of relatively low interest rates.

Interest income on mortgage-backed securities decreased by $686,000, or 9.4%, to $6.6 million, primarily because of a decrease in the average balance of $171.9 million, or 18.6%, to $753.3 million. The effect of the decrease in the average balance was partially offset by an increase in the average yield to 3.50% from 3.15%. The average balance decreased when funds received from principal and interest payments were used to fund loan demand rather than a reinvestment in mortgage-backed securities. The average yield on mortgage-backed securities, of which approximately 71% are variable rate, increased in response to the recent increases in short-term interest rates.

Interest income on investment securities decreased by $846,000, or 9.1%, to $8.5 million, on a taxable-equivalent basis, primarily because of a decrease in the average balance of $115.8 million, or 15.4% to $634.1 million for the three month period ended December 31, 2004 from $749.9 million for the three month period ended December 31, 2003. The decrease in average balance was partially offset by an increase in the average yield to 5.36% from 4.98%, on a taxable equivalent basis. The average balance decreased as funds received from maturing and called securities were used to fund loan growth and reinvest in higher yielding agency notes.

Interest income on interest-earning deposits increased by $566,000, or 76.0%, primarily because of an increase in the average yield to 1.76% from 0.91%. The effect of the increase in the average yield was partially offset by a decrease in the average balance of $28.8 million, or 8.8%, to $297.7 million for the three month period ended December 31, 2004 from $326.5 million for the three month period ended December 31, 2003. The increase in average yield was primarily due to the recent increases in overnight interest rates. The average balance decreased due to the use of cash to fund loan growth and repay short-term liabilities.

Interest Expense

Total interest expense increased by $98,000, or less than 1.0%, to $34.1 million due to an increase in the average cost of interest-bearing liabilities to 2.48% from 2.45%, which was partially offset by a decrease in the average balance of interest-bearing liabilities of $48.4 million, or less than 1.0%, to $5.504 billion. The increase in the cost of funds resulted primarily from a slight increase in the cost of deposits of 3 basis points, from 2.15% to 2.18%, driven by an increase in the level of short-term interest rates. The decrease in the average balance of interest-bearing liabilities resulted primarily from a decrease of $162.9 million, or 10.2%, in the average balance of demand deposits. This decrease was primarily due to the loss of funds in municipal checking accounts as the municipalities moved their funds from checking to alternative types of investments.

Net Interest Income

Net interest income increased by $2.2 million, or 5.0%, on a taxable equivalent basis, to $47.3 million from $45.1 million during the prior year period. This increase in net interest income was attributable to the overall growth in the Company’s balance sheet, the expansion of the Company’s net interest rate spread to 3.03%, from 2.91% and the procurement of new capital, in the amount of $112.8 million, which occurred in August 2003.

Provision for Loan Losses

The provision for loan losses increased by $431,000, or 24.9%, to $2.2 million for the three months ended December 31, 2004. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income

Noninterest income increased by $588,000, or 8.5%, to $7.5 million, excluding the gain on sale of investment securities, which the Company does not consider to be core earnings. This increase was primarily due to increases in service charges and fees, trust and other financial services income and insurance commissions partially offset by a decrease in the gain on sale of assets. Service charges and fees increased $514,000, or 14.6%. Trust and other financial services income increased $116,000, or 12.3%. The increases in both service charges and other financial services income are primarily due to increased volume and growth of the Company. Insurance commissions income increased $365,000, or greater than 100%, primarily as a result of the Company again offering life insurance related to consumer loans.

Noninterest Expense

Noninterest expense increased by $1.5 million, or 4.9%, to $32.2 million from $30.7 million for the same quarter in the prior year. All major expense categories, except amortization of intangibles, increased as a result of the growth of the Company’s retail network, the expansion of business banking and investment management and trust services and the addition of new products and services. The largest increase was in compensation and employee benefits expense. Compensation and employee benefits increased as a result of the continued increase in health care costs, normal annual merit increases in salaries and the continued growth of the Company’s employee base. Amortization of intangible assets decreased primarily because of the continued reduction of the core deposit intangibles. Advertising expense increased primarily due to branding campaigns in new markets and additional product promotions. Management believes that progress has been made in controlling operating expense as the ratio of operating expense to average assets remains around 2.0%.

Income Taxes

The provision for income taxes for the three months ended December 31, 2004 increased by $256,000, or 5.0%, compared to the same period last year. This increase in income tax expense is primarily due to an increase in income before income taxes of $676,000, or 3.8%, to $18.6 million from $17.9 million. The Company’s effective tax rate remained at approximately 29.0% for both periods presented.

Comparison of Operating Results for the Six Months Ended December 31, 2004 and 2003

Net income for the six months ended December 31, 2004 was $27.4 million, or $0.55 per diluted share, an increase of $1.8 million, or 7.2%, from $25.6 million, or $0.53 per diluted share, for the same period last year. This increase resulted primarily from an increase in net interest income of $11.7 million, which was partially offset by a decrease in the gain on sale of marketable securities of $3.8 million and an increase in noninterest expense of $6.2 million.

Net income for the six months ended December 31, 2004 represents a 9.86% and 0.86% return on average equity and return on average assets, respectively, compared to 10.51% and 0.83% for the same period last year.

Interest Income

Total interest income increased by $9.8 million, or 6.4%, on a taxable equivalent basis, to $161.5 million due to increases in both average interest earnings assets and the average yield earned on interest earning assets. Average interest earnings assets increased by $152.3 million, or 2.6%, to $5.924 billion for the six months ended December 31, 2004 from $5.772 billion for the six months ended December 31, 2003. The average yield on interest earnings assets increased to 5.45% from 5.26%.

Interest income on loans receivable increased by $8.0 million, or 6.6%, on a taxable equivalent basis, to $128.6 million primarily because of an increase in the average balance of $441.0 million, or 11.9%, to $4.157 billion for the six months ended December 31, 2004 from $3.716 billion for the six months ended December 31, 2003. The increase in average balance was partially offset by a decrease in the average yield to 6.19% from 6.49%. Average loans outstanding increased as a result of strong internal loan growth. The decrease in average yield resulted primarily from the significant growth of the mortgage portfolio during a period of relatively low long-term interest rates.

Interest income on mortgage-backed securities increased by $958,000, or 7.8%, to $13.3 million, primarily because of an increase in the average yield to 3.44% from 2.64%. The effect of the increase in average yield was partially offset by a decrease in the average balance of $160.7 million, or 17.2%, to $772.4 million. The average yield on mortgage-backed securities, of which approximately 71% are variable rate, increased in response to the recent increases in short-term interest rates. The average balance decreased when funds received from principal and interest payments were used to fund loan demand rather than being reinvested in mortgage-backed securities.

Interest income on investment securities increased by $243,000, or 1.5%, to $16.9 million, on a taxable-equivalent basis, primarily because of an increase in the average yield to 5.34% from 4.98%. This increase was partially offset by a decrease in the average balance of $35.8 million, or 5.4% to $632.3 million for the six month period ended December 31, 2004 from $668.1 million for the six month period ended December 31, 2003.

Interest income on interest-earning deposits increased by $624,000, or 33.9%, primarily because of an increase in the average yield to 1.52% from 0.89%. The effect of the increase in the average yield was partially offset by a decrease in the average balance of $90.5 million, or 21.8%, to $324.1 million for the six month period ended December 31, 2004 from $414.6 million for the six month period ended December 31, 2003. The increase in average yield was primarily due to the recent increases in short-term interest rates. The decrease in average balance resulted from using short-term funds to finance the growth in the loan portfolio.

Interest Expense

Total interest expense decreased by $2.0 million, or 2.8%, to $67.4 million due to a decrease in the average cost of interest-bearing liabilities to 2.44% from 2.55%, which was partially offset by an increase in the average balance of interest-bearing liabilities of $75.4 million, or 1.4%, to $5.520 billion. The decrease in the cost of funds resulted primarily from a decrease in the average cost of certificates of deposit. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase in savings accounts.

Net Interest Income

Net interest income increased by $11.7 million, or 14.2%, on a taxable equivalent basis, to $94.1 million from $82.4 million during the prior year period. This increase in net interest income was attributable to the overall growth in the Company’s balance sheet, the expansion of the Company’s net interest rate spread to 3.01%, from 2.71% and the procurement of new capital, in the amount of $112.8 million, which occurred in August 2003.

Provision for Loan Losses

The provision for loan losses increased by $525,000, or 15.1%, to $4.0 million for the six months ended December 31, 2004. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income

Noninterest income decreased by $2.3 million, or 13.3%, to $15.1 million for the current six month period from $17.4 million for the same period in the prior year. This decrease was primarily due to a decrease in gain on sale of investments of $3.8 million. The Company recorded a substantial gain in the previous year as a result of the sale of municipal bonds acquired with the purchase of Bell Federal. Partially offsetting the decrease in the gain on sale of investments are increases in service charges and fees and insurance commission income. Service charges and fees increased $1.1 million, or 16.7%, to $8.0 million for the six month period ended December 31, 2004 from $6.9 million for the six month period ended December 31, 2003. This increase is primarily due to the overall growth of the Company. Insurance commissions income increased $662,000, or greater than 100%, primarily as a result of the Company again offering life insurance related to consumer loans.

Noninterest Expense

Noninterest expense increased by $6.2 million, or 11.0%, to $62.5 million from $56.3 million for the same period in the prior year. All major expense categories increased as a result of the significant growth of the Company’s retail network; the expansion of its investment management, trust and brokerage services; and the addition of new products and services. The largest increases were in compensation and employee benefits expense and the amortization of intangible assets. Compensation and employee benefits increased as a result of the continued increase in health care costs, normal annual merit increases in salaries and the addition of approximately 100 full-time equivalent employees. Amortization of intangible assets increased primarily because of the core deposit intangible created as part of the acquisition of Bell Federal. Management believes that despite these increases in costs due to expansion, progress has been made in controlling operating expense as the ratio of operating expense to average assets remains about 2.0%.

Income Taxes

The provision for income taxes for the six months ended December 31, 2004 increased by $781,000, or 7.4%, compared to the same period last year. This increase in income tax expense is primarily due to an increase in income before income taxes of $2.6 million, or 7.2%, to $38.8 million from $36.2 million. The Company’s effective tax rate remains at 29.3%.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R is a revision of the FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and any related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005, which for the Company will be July 1, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. As of the required effective date, the Company will apply SFAS 123R using a permitted modified version of prospective application. Under this transition method, the Company will recognize compensation costs as previously issued stock option grants vest. See the Basis of Presentation and Informational Disclosure section of this quarterly report for analysis on the effect of this new standard on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (“SFAS 152”). SFAS 152 amends FASB Statement No. 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2. SFAS 152 also amends FASB Statement No. 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginnings after June 15, 2005. The Company does not anticipate that this accounting standard will have a material effect on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not anticipate that this accounting standard will have a material effect on the Company’s financial statements.

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

Three Months Ended December 31,
2004	2003

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest earning assets:
Loans receivable (a) (b) (d)	$4,193,225	$64,889	6.19%	$3,866,010	$61,596	6.37%
Mortgage-backed securities (c)	$753,321	$6,590	3.50%	$925,180	$7,276	3.15%
Investment securities (c) (d) (e)	$634,089	$8,495	5.36%	$749,852	$9,341	4.98%
FHLB stock	$37,262	$155	1.66%	$38,482	$138	1.43%
Other interest earning deposits	$297,722	$1,311	1.76%	$326,546	$745	0.91%

Total interest earning assets	$5,915,619	$81,440	5.51%	$5,906,070	$79,096	5.36%

Noninterest earning assets (f)	$427,617			$401,718

TOTAL ASSETS	$6,343,236			$6,307,788

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	$1,095,351	$3,648	1.33%	$1,002,197	$3,485	1.39%
Now accounts	$664,768	$1,234	0.74%	$701,347	$1,352	0.77%
Money market demand accounts	$777,265	$3,467	1.78%	$903,552	$3,703	1.64%
Certificate accounts	$2,420,583	$18,700	3.09%	$2,390,093	$18,360	3.07%
Borrowed funds (g)	$443,979	$5,035	4.54%	$453,173	$5,153	4.55%
Debentures	$102,062	$1,998	7.83%	$102,062	$1,931	7.57%

Total interest bearing liabilities	$5,504,008	$34,082	2.48%	$5,552,424	$33,984	2.45%

Noninterest bearing liabilities	$282,922			$235,953

Total liabilities	$5,786,930			$5,788,377

Shareholders’ equity	$556,306			$519,411

TOTAL LIABILITIES AND EQUITY	$6,343,236			$6,307,788

Net interest income/ Interest rate spread		$47,358	3.03%		$45,112	2.91%

Net interest earning assets/ Net interest margin	$411,611		3.20%	$353,646		3.06%

Ratio of interest earning assets to interest bearing liabilities	1.07X			1.06X

(a)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a taxable equivalent basis.

(e)	Average balances include FNMA and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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

Three months ended December 31, 2004 and 2003

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$(1,920)	$5,213	$3,293
Mortgage-backed securities	$816	$(1,502)	$(686)
Investment securities	$705	$(1,551)	$(846)
FHLB stock	$22	$(5)	$17
Other interest-earning deposits	$693	$(127)	$566

Total interest-earning assets	$316	$2,028	$2,344

Interest-bearing liabilities:
Savings accounts	$(161)	$324	$163
Now accounts	$(49)	$(69)	$(118)
Money market demand accounts	$327	$(563)	$(236)
Certificate accounts	$105	$235	$340
Borrowed funds	$(14)	$(104)	$(118)
Debentures	$67	$-0-	$67

Total interest-bearing liabilities	$275	$(177)	$98

Net change in net interest income	$41	$2,205	$2,246

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

Six Months Ended December 31,
2004	2003

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest earning assets:
Loans receivable (a) (b) (d)	$4,157,376	$128,623	6.19%	$3,716,365	$120,611	6.49%
Mortgage-backed securities (c)	$772,434	$13,286	3.44%	$933,156	$12,328	2.64%
Investment securities (c) (d) (e)	$632,350	$16,877	5.34%	$668,102	$16,634	4.98%
FHLB stock	$38,073	$291	1.53%	$39,810	$348	1.75%
Other interest earning deposits	$324,120	$2,467	1.52%	$414,612	$1,843	0.89%

Total interest earning assets	$5,924,353	$161,544	5.45%	$5,772,045	$151,764	5.26%

Noninterest earning assets (f)	$423,843			$388,223

TOTAL ASSETS	$6,348,196			$6,160,268

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	$1,088,531	$7,325	1.35%	$1,023,196	$7,150	1.40%
Now accounts	$665,356	$2,357	0.71%	$702,835	$3,101	0.88%
Money market demand accounts	$832,161	$7,167	1.72%	$821,035	$6,896	1.68%
Certificate accounts	$2,384,768	$36,477	3.06%	$2,316,311	$37,918	3.27%
Borrowed funds (g)	$446,854	$10,092	4.52%	$480,392	$10,476	4.36%
Debentures	$102,062	$3,964	7.77%	$100,531	$3,798	7.56%

Total interest bearing liabilities	$5,519,732	$67,382	2.44%	$5,444,300	$69,339	2.55%

Noninterest bearing liabilities	$272,046			$228,769

Total liabilities	$5,791,778			$5,673,069

Shareholders’ equity	$556,418			$487,199

TOTAL LIABILITIES AND EQUITY	$6,348,196			$6,160,268

Net interest income/ Interest rate spread		$94,162	3.01%		$82,425	2.71%

Net interest earning assets/ Net interest margin	$404,621		3.18%	$327,745		2.86%

Ratio of interest earning assets to interest bearing liabilities	1.07X			1.06X

(a)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a taxable equivalent basis.

(e)	Average balances include FNMA and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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

Six months ended December 31, 2004 and 2003

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$(6,300)	$14,312	$8,012
Mortgage-backed securities	$3,722	$(2,764)	$958
Investment securities	$1,197	$(954)	$243
FHLB stock	$(43)	$(14)	$(57)
Other interest-earning deposits	$1,313	$(689)	$624

Total interest-earning assets	$(111)	$9,891	$9,780

Interest-bearing liabilities:
Savings accounts	$(282)	$457	$175
Now accounts	$(595)	$(149)	$(744)
Money market demand accounts	$176	$95	$271
Certificate accounts	$(2,562)	$1,121	$(1,441)
Borrowed funds	$373	$(757)	$(384)
Debentures	$108	$58	$166

Total interest-bearing liabilities	$(2,782)	$825	$(1,957)

Net change in net interest income	$2,671	$9,066	$11,737

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

The following table illustrates the simulated impact of a 1% or 2% upward or 1% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. Given the low interest rate environment that existed in the current period, the impact of a 2% downward shift is not shown in the table. This analysis was prepared assuming that interest-earning asset levels at December 31, 2004 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2004 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%

Projected percentage increase/ (decrease) in net income	0.7%	(5.0)%	(3.5)%	NM
Projected increase/ (decrease) in return on average equity	0.1%	(0.4)%	(0.3)%	NM
Projected increase/ (decrease) in earnings per share	$0.01	$(0.06)%	$(0.04)%	NM
Projected percentage increase/ (decrease) in market value of equity	(3.5)%	(13.3)%	4.7%	NM

NM — Not meaningful

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2004, the Company issued 1,090,900 common shares to Northwest Bancorp, MHC in exchange for 100% of the common stock of First Carnegie Deposit.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on November 17, 2004

(b)	The name of each director elected at the Annual Meeting is as follows:

Robert G. Ferrier
Richard E. McDowell
Joseph F. Long

The name of each director whose term of office continued after the Annual Meeting is as follows:

William J. Wagner
Thomas K. Creal, III
Richard L. Carr
John M. Bauer
A. Paul King

(c)	The following matters were voted upon at the Annual Meeting:

(i)	Election of three directors of the Company:

	For	Withheld
Robert G. Ferrier	44,104,763	120,424
Richard E. McDowell	43,504,028	721,159
Joseph F. Long	43,449,725	775,462

(ii)	Approval of an amendment to the Company’s Stock Holding Company Charter to increase the number of authorized shares of common stock.

For	Against	Withheld
35,098,263	4,246,637	4,880,287

(iii)	Approval of the Northwest Bancorp, Inc. 2004 Stock Option Plan

For	Against	Withheld
37,470,334	2,024,452	4,730,401

(iv)	Approval of the Northwest Bancorp, Inc. Recognition and Retention Plan

For	Against	Withheld
37,674,992	1,843,340	4,706,855

(v)	Ratification of the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending June 30, 2005.

For	Against	Withheld
43,381,875	711,429	131,883

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

NORTHWEST BANCORP, INC.

Date: February 9, 2005	By:	/s/ William J. Wagner

William J. Wagner
President and Chief Executive Officer

Date:February 9, 2005	By:	/s/ William W. Harvey, Jr.

William W. Harvey, Jr.
Senior Vice President and
Chief Financial Officer