Form 10-Q
period 2005-03-31
NORTHWEST BANCORP INC
filed 2005-05-10
CIK 1042064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

     Common Stock ($.10 par value) 50,825,387 shares outstanding as of April 30, 2005

NORTHWEST BANCORP, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31,	June 30,
	2005	2004
Assets
Cash and cash equivalents	$74,095	57,466
Interest-earning deposits in other financial institutions	103,852	174,199
Federal funds sold and other short-term investments	21,840	160,058
Marketable securities available-for-sale (amortized cost of $692,975 and $858,569)	693,819	855,679
Marketable securities held-to-maturity (market value of $735,719 and $601,738)	732,783	601,542

Total cash, interest-earning deposits and marketable securities	1,626,389	1,848,944

Mortgage loans - one- to four- family	2,612,480	2,563,251
Commercial real estate loans	513,733	446,675
Consumer loans	1,049,067	924,786
Commercial business loans	127,841	149,899

Total loans receivable	4,303,121	4,084,611
Allowance for loan losses	(30,700)	(30,670)

Loans receivable, net	4,272,421	4,053,941

Federal Home Loan Bank stock, at cost	32,191	38,884
Accrued interest receivable	25,523	22,578
Real estate owned, net	6,530	3,951
Premises and equipment, net	95,489	82,417
Bank owned life insurance	103,517	100,090
Goodwill	142,078	142,078
Other intangible assets	12,942	16,429
Other assets	23,870	33,936

Total assets	$6,340,950	$6,343,248

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	253,434	220,667
Interest-bearing demand deposits	663,582	668,475
Savings deposits	1,764,777	1,970,303
Time deposits	2,504,669	2,332,176

Total deposits	5,186,462	5,191,621

Borrowed funds	435,033	449,147
Advances by borrowers for taxes and insurance	23,943	29,607
Accrued interest payable	4,046	4,280
Other liabilities	21,513	16,059
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	102,062	102,062

Total liabilities	5,773,059	5,792,776

Shareholders’ equity:
Preferred stock, $.10 par value: 50,000,000 and 10,000,000 shares authorized, respectively, no share issued	—	—
Common stock, $.10 par value: 500,000,000 and 100,000,000 shares authorized, 50,824,417 and 47,960,287 issued and outstanding, respectively	5,082	4,796
Paid-in capital	206,134	211,545
Retained earnings	359,895	336,164
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale, net of income taxes	2,614	(2,033)
Unearned compensation - recognition and retention plan	(5,834)	—

	567,891	550,472

Total liabilities and shareholders’ equity	$6,340,950	6,343,248

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Interest income:
Loans receivable	$65,801	61,752	$193,799	181,681
Mortgage-backed securities	6,669	7,302	19,955	19,629
Taxable investment securities	5,388	3,781	13,076	11,664
Tax-free investment securities	3,057	3,131	9,219	9,053
Interest-earning deposits	837	719	3,304	2,562

Total interest income	81,752	76,685	239,353	224,589

Interest expense:
Deposits	27,462	25,577	80,788	80,642
Borrowed funds	6,967	6,925	21,023	21,199

Total interest expense	34,429	32,502	101,811	101,841

Net interest income	47,323	44,183	137,542	122,748
Provision for loan losses	2,906	1,659	6,909	5,137

Net interest income after provision for loan losses	44,417	42,524	130,633	117,611

Noninterest income:
Service charges and fees	4,011	3,503	12,033	10,377
Trust and other financial services income	1,107	1,091	3,219	2,940
Insurance commission income	604	183	1,625	542
Gain on sale of marketable securities, net	381	1,210	523	5,107
Gain (loss) on sale of loans, net	(76)	(93)	(211)	308
Gain on sale of real estate owned, net	794	501	946	1,561
Income from bank owned life insurance	1,083	1,126	3,323	3,274
Other operating income	654	770	2,211	1,620

Total noninterest income	8,558	8,291	23,669	25,729

Noninterest expense:
Compensation and employee benfits	17,981	16,651	52,990	48,440
Premises and occupancy costs	4,720	4,372	13,038	12,007
Office operations	2,716	2,713	8,393	8,158
Processing expenses	2,649	2,452	7,671	7,028
Advertising	1,359	839	3,060	2,011
Amortization of other intangible assets	1,028	1,392	3,486	3,276
Other expenses	2,276	2,375	6,602	6,200

Total noninterest expense	32,729	30,794	95,240	87,120

Income before income taxes	20,246	20,021	59,062	56,220

Federal and state income taxes	5,983	5,832	17,365	16,433

Net income	$14,263	$14,189	$41,697	39,787

Basic earnings per share	$0.28	$0.30	$0.84	0.83

Diluted earnings per share	$0.28	$0.29	$0.83	0.82

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

Three months ended March 31, 2004

					Accum.
					Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation -	Shareholders’
	Shares	Amount	Capital	Earnings	Income	RRP plan	Equity
Beginning balance at December 31, 2003	47,788,950	$4,779	200,975	315,059	8,609	—	$529,422

Comprehensive income:
Net income	—	—	—	14,189	—	—	14,189
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	1,425	—	1,425

Total comprehensive income	—	—	—	14,189	1,425	—	15,614

Exercise of stock options	144,595	14	450	—	—	—	464

Tax benefit for excess of fair value above cost of stock option plans	—	—	695	—	—	—	695

Dividends paid ($0.10 per share)	—	—	—	(1,970)	—	—	(1,970)

Ending balance at March 31, 2004	47,933,545	$4,793	202,120	327,278	10,034	—	$544,225

Three months ended March 31, 2005

					Accum.
					Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation -	Shareholders’
	Shares	Amount	Capital	Earnings	Income	RRP plan	Equity
Beginning balance at December 31, 2004	50,485,654	$5,049	199,924	351,691	7,449	—	$564,113

Comprehensive income:
Net income	—	—	—	14,263	—	—	14,263
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	(4,835)	—	(4,835)

Total comprehensive income	—	—	—	14,263	(4,835)	—	9,428

Exercise of stock options	60,532	6	278	—	—	—	284

Recognition and retention plan, net	278,231	27	5,932	—	—	(5,834)	125

Dividends paid ($0.12 per share)	—	—	—	(6,059)	—	—	(6,059)

Ending balance at March 31, 2005	50,824,417	$5,082	206,134	359,895	2,614	(5,834)	$567,891

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

Nine months ended March 31, 2004

					Accum.
					Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation -	Shareholders’
	Shares	Amount	Capital	Earnings	Income	RRP plan	Equity
Beginning balance at June 30, 2003	47,693,981	$4,769	87,787	292,659	9,859	—	$395,074

Comprehensive income:
Net income	—	—	—	39,787	—	—	39,787
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	175	—	175

Total comprehensive income	—	—	—	39,787	175	—	39,962

Exercise of stock options	239,564	24	834	—	—	—	858

Tax benefit for excess of fair value above cost of stock option plans	—	—	695	—	—	—	695

Proceeds from incremental stock offering, net of related expenses of $2,196	—	—	112,804	—	—	—	112,804

Dividends paid ($0.30 per share)	—	—	—	(5,168)	—	—	(5,168)

Ending balance at March 31, 2004	47,933,545	$4,793	202,120	327,278	10,034	—	$544,225

Nine months ended March 31, 2005

					Accum.
					Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation -	Shareholders’
	Shares	Amount	Capital	Earnings	Income	RRP plan	Equity
Beginning balance at June 30, 2004	47,960,287	$4,796	211,545	336,164	(2,033)	—	$550,472

Comprehensive income:
Net income	—	—	—	41,697	—	—	41,697
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	4,647	—	4,647

Total comprehensive income	—	—	—	41,697	4,647	—	46,344

Exercise of stock options	160,140	16	670	—	—	—	686

Issuance of common shares in exchange for Leeds and First Carnegie shares	2,425,759	243	(12,013)	(230)	—	—	(12,000)

Recognition and retention plan, net	278,231	27	5,932	—	—	(5,834)	125

Dividends paid ($0.36 per share)	—	—	—	(17,736)	—	—	(17,736)

Ending balance at March 31, 2005	50,824,417	$5,082	206,134	359,895	2,614	(5,834)	$567,891

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
OPERATING ACTIVITIES:
Net Income	$14,263	14,189	41,697	39,787
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,906	1,659	6,909	5,137
Net gain on sale of assets	(1,099)	(1,618)	(1,258)	(6,976)
Net depreciation, amortization and accretion	2,403	6,706	7,690	11,394
Decrease (increase) in other assets	(1,251)	3,377	4,627	18,457
Decrease (increase) in other liabilities	7,827	3,295	5,220	(9,595)
Net amortization of premium/ discount on marketable securities	649	754	2,024	6,443
Noncash compensation expense related to stock benefit plans	125	—	125	—
Other	—	(51)	—	(96)

Net cash provided by operating activities	25,823	28,311	67,034	64,551

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	—	(79,876)	(172,540)	(84,030)
Purchase of marketable securities available-for-sale	(48,441)	(57,990)	(228,605)	(586,504)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	43,198	54,049	186,617	323,315
Proceeds from maturities and principal reductions of marketable securities available-for-sale	49,717	131,300	226,498	517,167
Proceeds from sales of marketable securities, available-for-sale	9,943	62,235	22,713	280,792
Loan originations	(337,971)	(248,399)	(1,037,598)	(1,081,488)
Proceeds from loan maturities and principal reductions	262,423	187,551	741,883	738,866
Proceeds from loan sales	17,772	19,972	50,602	68,458
Sale of FHLB stock	3,607	482	6,693	13,875
Proceeds from sale of real estate owned	2,797	3,801	4,596	7,128
Net (purchase) sale of real estate owned for investment	(165)	(380)	10	(226)
Purchase of premises and equipment	(3,698)	(7,204)	(18,519)	(17,006)
Acquisitions, net of cash received	—	—	—	(95,167)

Net cash used by investing activities	(818)	65,541	(217,650)	85,180

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	$(1,080)	12,175	(5,119)	(155,118)
Repayments of long-term borrowings	(5,014)	(343)	(7,542)	(203,050)
Net increase (decrease) in short-term borrowings	1,090	(5,019)	(5,945)	(2,148)
Increase (decrease) in advances by borrowers for taxes and insurance	1,456	(297)	(5,664)	(4,571)
Cash dividends paid	(6,059)	(1,970)	(17,736)	(5,168)
Proceeds from stock offering, net	—	—	—	112,804
Proceeds from stock options exercised	284	464	686	858

Net cash provided by financing activities	(9,323)	5,010	(41,320)	(256,393)

Net decrease in cash and cash equivalents	15,682	98,862	(191,936)	(106,662)

Cash and cash equivalents at beginning of period	$184,105	335,307	391,723	540,831
Net decrease in cash and cash equivalents	15,682	98,862	(191,936)	(106,662)

Cash and cash equivalents at end of period	199,787	434,169	199,787	434,169

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $23,993, $22,212 $69,441 and $72,070, respectively)	34,454	32,451	101,595	101,718

Income taxes	1,950	85	15,156	3,209

Business acquisitions:
Fair value of assets acquired	$—	—	—	908,873
Cash paid	—	—	—	(95,167)

Liabilities assumed	—	—	—	813,706

Non-cash activities:
Loans transferred to real estate owned	1,259	750	6,274	2,789

Sale of real estate owned financed by the Company	279	—	896	317

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Informational Disclosure

The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC, a federal mutual holding company, owns approximately 60% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the “Company”). The Company is a federally-chartered savings and loan holding company that is regulated by the Office of Thrift Supervision (“OTS”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank and Jamestown Savings Bank, a New York-chartered savings bank (the “Banks”). Together the Banks operate 152 community banking offices throughout northwest, southwest and central Pennsylvania, western New York, eastern Ohio and eastern Maryland. On May 20, 2005 the Company is scheduled to merge the two banks under the Northwest Savings Bank charter. As a result, the Company will recognize the efficiency of operating one bank while enhancing customer convenience. It is not expected that this combination will have a material impact on the consolidated financial statements of the Company.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the necessary footnote information for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Certain items previously reported have been reclassified to conform to the current period’s reporting format. The results of operations for the three months and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Pro forma cost of stock options

The Company currently accounts for its stock-based compensation plans under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” utilizing the intrinsic-value-based method, on which APB No. 25 is based. In accordance with SFAS No. 123 “Accounting for Stock-based Compensation,” (“SFAS 123”) the Company previously adopted the disclosure-only option and continues to apply the provisions of APB No. 25, for financial statement purposes. The Black-Scholes option-pricing model was used to determine the fair value estimates for disclosure purposes.

Had compensation costs for the Stock Option Plan been determined consistent with the fair value method of SFAS 123, which requires entities to expense an estimated fair value of employee stock options granted, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated

below (in thousands, except per share amounts):

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income:
As reported	$14,263	14,189	41,697	39,787
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(229)	(96)	(749)	(422)

Pro forma	14,034	14,093	40,948	39,365

Basic earnings per share:
As reported	0.28	0.30	0.84	0.83
Pro forma	0.28	0.29	0.83	0.82

Diluted earnings per share:
As reported	0.28	0.29	0.83	0.82
Pro forma	0.28	0.29	0.82	0.81

On March 16, 2005, the Company issued 278,231 shares to participants of the Northwest Bancorp, Inc. 2004 Recognition and Retention Plan (“RRP”). RRP share vest over a five-year period and dividends will be paid beginning with the dividend payable on May 16, 2005.

Stock-based employee compensation expense of $125,000 relating to the Company’s RRP was included in reported net income during the three and nine months ended March 31, 2005. No stock-based employee compensation was included in reported net income during the three and nine months ended March 31, 2004.

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

As of or for the three months ended:

	Community	Consumer
March 31, 2005 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$77,338	4,339	75	81,752
Intersegment interest income	1,407	—	(1,407)	—
Interest expense	32,340	1,484	605	34,429
Provision for loan losses	2,270	636	—	2,906
Noninterest income	7,865	632	61	8,558
Noninterest expense	30,285	2,106	338	32,729
Income tax expense (benefit)	6,452	306	(775)	5,983
Net income	15,263	439	(1,439)	14,263
Total assets	$6,304,567	122,071	(85,688)	6,340,950

	Community	Consumer
March 31, 2004 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$72,143	4,393	149	76,685
Intersegment interest income	1,118	—	(1,118)	—
Interest expense	30,599	1,195	708	32,502
Provision for loan losses	1,010	649	—	1,659
Noninterest income	7,979	254	58	8,291
Noninterest expense	28,302	2,041	451	30,794
Income tax expense (benefit)	6,247	315	(730)	5,832
Net income	15,082	447	(1,340)	14,189
Total assets	$6,122,835	121,692	22,486	6,267,013

*	Eliminations consist of intercompany loans, interest income and interest expense.

As of or for the nine months ended:

	Community	Consumer
March 31, 2005 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$225,892	12,985	476	239,353
Intersegment interest income	3,909	—	(3,909)	—
Interest expense	95,656	4,141	2,014	101,811
Provision for loan losses	4,880	2,029	—	6,909
Noninterest income	21,718	1,771	180	23,669
Noninterest expense	88,413	5,881	946	95,240
Income tax expense (benefit)	18,428	1,121	(2,184)	17,365
Net income	44,142	1,584	(4,029)	41,697
Total assets	$6,304,567	122,071	(85,688)	6,340,950

	Community	Consumer
March 31, 2004 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$210,913	13,224	452	224,589
Intersegment interest income	3,401	—	(3,401)	—
Interest expense	96,276	3,636	1,929	101,841
Provision for loan losses	3,133	2,004	—	5,137
Noninterest income	24,741	804	184	25,729
Noninterest expense	80,124	5,973	1,023	87,120
Income tax expense (benefit)	17,446	1,002	(2,015)	16,433
Net income	42,076	1,413	(3,702)	39,787
Total assets	$6,122,835	121,692	22,486	6,267,013

*	Eliminations consist of intercompany loans, interest income and interest expense.

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

(5) Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31,	June 30,
	2005	2004
Amortizable intangible assets:
Core deposit intangibles – gross	$21,006	21,006
Less: accumulated amortization	(8,668)	(5,507)

Core deposit intangibles – net	$12,338	15,499

Customer and Contract intangible assets – gross	1,881	1,881
Less: accumulated amortization	(1,277)	(951)

Customer and Contract intangible assets – net	$604	930

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at June 30, 2003	$86,618	893	87,511

Goodwill acquired	62,051	420	62,471

Impairment losses	(7,904)	—	(7,904)

Balance at June 30, 2004	140,765	1,313	142,078

Goodwill acquired	—	—	—

Impairment losses	—	—	—

Balance at March 31, 2005	$140,765	1,313	142,078

The following information shows the actual aggregate amortization expense for the current quarter, the prior year’s quarter, and prior fiscal year as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended 3/31/04	$1,392

For the three months ended 3/31/05	1,028

For the nine months ended 3/31/04	3,276

For the nine months ended 3/31/05	3,486

For the fiscal year ended 6/30/04	4,706

For the fiscal year ended 6/30/05	4,509

For the fiscal year ended 6/30/06	3,601

For the fiscal year ended 6/30/07	2,999

For the fiscal year ended 6/30/08	2,298

For the fiscal year ended 6/30/09	1,752

For the fiscal year ended 6/30/10	827

(6) Guarantees

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. At March 31, 2005, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $13.7 million, of which $10.8 million is fully collateralized. At March 31, 2005, the Company had a liability of $81,000 related to the standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

(7) Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering common stock equivalents or any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Option grants to purchase 220,780 and 224,546 shares of common stock at $25.49 and $22.93, respectively, per share were outstanding during the quarter but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. The computation of basic and diluted earnings per share follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Reported net income	$14,263	14,189	41,697	39,787

Weighted average common shares outstanding	50,573	47,848	49,593	47,773
Common stock equivalents due to effect of stock options	424	637	489	597

Total weighted average common shares and equivalents	50,997	48,485	50,082	48,370

Basic earnings per share:	$0.28	0.30	0.84	0.83

Diluted earnings per share:	$0.28	0.29	0.83	0.82

(8) Pension and Post-retirement benefits (in thousands):

Components of Net Periodic Benefit Cost

	Three months ended March 31,
	Pension Benefits		Other Post-retirement Benefits
	2005	2004	2005	2004
Service cost	$938	831	—	—
Interest cost	776	664	25	23
Expected return on plan assets	702	552	—	—
Amortization of transition asset	(10)	(10)	—	—
Amortization of prior service cost	20	24	—	—
Amortization of the net (gain) loss	165	189	7	5

Net periodic benefit cost	$1,187	1,146	32	28

	Nine months ended March 31,
	Pension Benefits		Other Post-retirement Benefits
	2005	2004	2005	2004
Service cost	$2,815	2,493	—	—
Interest cost	2,328	1,992	74	68
Expected return on plan assets	2,107	1,656	—	—
Amortization of transition asset	(30)	(30)	—	—
Amortization of prior service cost	59	71	—	—
Amortization of the net (gain) loss	496	568	22	16

Net periodic benefit cost	$3,561	3,438	96	84

The Company made no contribution to its pension plans during the nine months ended March 31, 2005. The Company made a contribution to its defined benefit pension plan of $5.0 million in the fourth quarter of the fiscal year ending June 30, 2005. The amount of the contribution was determined by actuarial computation and the plan continues to be fully funded.

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

Overview of Critical Accounting Policies Involving Estimates

The Company’s critical accounting policies involve accounting estimates that: a) require assumptions about highly uncertain matters, and b) could vary sufficiently enough to cause a material effect on the Company’s financial condition or results of operations.

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

Goodwill. Goodwill is not subject to amortization but must be tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. Reporting units are identified based upon analyzing each of the Company’s individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill is allocated to the carrying value of each reporting unit based on its relative fair value at the time it is acquired. Determining the fair value of a reporting unit requires a high degree of subjective management judgment. A discounted cash flow valuation model is used to determine the fair value of each reporting unit. The discounted cash flow model incorporates such variables as growth of net income, interest rates and terminal values. Based upon an evaluation of key data and market factors, management selects the specific variables to be incorporated into the valuation model. Future changes in the economic environment or the operations of the operating units could cause changes to these variables, which could give rise to declines in the estimated fair value of the reporting unit. Declines in fair value could result in impairment being identified. The Company has established December 31st of each year as the date for conducting its annual goodwill impairment assessment. The variables are selected as of that date and the valuation model is run to determine the fair value of each reporting unit. At December 31, 2004, the Company did not identify any individual reporting unit where the fair value was less than the carrying value.

Deferred Income Taxes. The Company uses the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Using this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates the Company makes in determining our deferred tax assets, which are inherently subjective, are reviewed on an ongoing basis as regulatory and business factors change. A reduction in estimated future taxable income could require the Company to record a valuation allowance. Changes in levels of valuation allowances could result in increased income tax expense, and could negatively affect earnings.

Other Intangible Assets. Using the purchase method of accounting for acquisitions, the Company is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair values. These fair values often involve estimates based on third party valuations, including appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. Core deposit and other intangible assets are recorded in purchase accounting when a premium is paid to acquire other entities or deposits. Other intangible assets, which are determined to have finite lives, are amortized based on the period of estimated economic benefits received, primarily on an accelerated basis.

Executive Summary

The Company’s total assets at March 31, 2005 were $6.341 billion, a decrease of $2.3 million, or less than 1%, from June 30, 2004. During the period, cash and investments decreased by $222.6 million, while net loans receivable increased by $218.5 million.

Deposits decreased by $5.2 million, or less than 1%, during the first nine months of the current fiscal year, while shareholders equity increased by $17.4 million.

Net income for the third quarter of fiscal 2005 increased to $14.3 million, from $14.2 million for the same period of the previous fiscal year. Year-to-date net income increased to $41.7 million, from $39.8 million during the previous fiscal year.

During the current fiscal year, the Company acquired both Leeds Federal and First Carnegie from the Company’s parent, Northwest Bancorp, MHC, in exchange for 2,425,759 shares of common stock. Because the transaction occurred between the parent company and its subsidiary, prior year results have been revised.

Discussion of Financial Condition Changes from June 30, 2004 to March 31, 2005

Assets

At March 31, 2005 the Company had total assets of $6.341 billion, a decrease of $2.3 million, or less than 1%, from $6.343 billion at June 30, 2004. This decrease is primarily attributed to a decrease in funding sources as deposits decreased $5.2 million, borrowed funds decreased by $14.1 million and advances by borrowers for taxes and insurance decreased $5.7 million.

Cash and investments totaled $1.626 billion at March 31, 2005, a decrease of $222.6 million, or 12.0%, from $1.849 billion at June 30, 2004. This decrease resulted from the aforementioned decrease in funding sources as well as supporting the continued loan demand throughout the Company’s retail network. Net loans receivable increased by $218.5 million, or 5.4%, to $4.272 billion at March 31, 2005 from $4.054 billion at June 30, 2004.

Liabilities

Deposits decreased slightly by $5.2 million, or less than 1%, to $5.186 billion at March 31, 2005 from $5.192 billion at June 30, 2004. This decrease was anticipated by the Company as the industry, as a whole, began to experience an outflow of volatile funds accumulated during an uncertain investment environment over the last several years. Advances by borrowers for taxes and insurance decreased by $5.7 million, or 19.1%, to $23.9 million at March 31, 2005 from $29.6 million at June 30, 2004. This decrease is due to the seasonal nature of payments made to taxing authorities on behalf of our customers. Borrowed funds decreased by $14.1 million, or 3.1%, due to scheduled repayments on borrowings from the Federal Home Loan Bank.

Capital Resources and Liquidity

Total shareholders’ equity at March 31, 2005 was $567.9 million, an increase of $17.4 million, or 3.2%, from $550.5 million at June 30, 2004. This increase was primarily attributable to net income for the nine-month period of $41.7 million and an increase in unrealized gain on securities, net of tax, of $4.6 million partially offset by the payment of cash dividends of $17.7 million and a decrease in additional paid-in capital of $5.4 million. The decrease in additional paid-in capital resulted from the Company canceling a $12.0 million loan to Northwest Bancorp, MHC as part of the consideration paid for the acquisition of Leeds Federal Savings Bank.

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

Quantitative measures, established by regulation to ensure capital adequacy, require the banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). The amounts included as of June 30, 2004 for Leeds Federal and First Carnegie Deposit have been calculated using the corresponding OTS definitions for Tier I core capital [Tier I Capital (Leverage)], Risk-based capital, Tier I (Tier I Capital) and Risk-based capital, total (Total Capital).

March 31, 2005

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Northwest Savings Bank	$494,669	15.48%	$255,689	8.00%	$319,611	10.00%
Jamestown Savings Bank	$26,962	10.70%	$20,155	8.00%	$25,194	10.00%

Tier I Capital (to risk weighted assets):
Northwest Savings Bank	$464,627	14.54%	$127,845	4.00%	$191,767	6.00%
Jamestown Savings Bank	$24,489	9.72%	$10,078	4.00%	$15,116	6.00%

Tier I Capital (leverage) (to average assets):
Northwest Savings Bank	$464,627	8.01%	$174,089	3.00%*	$290,149	5.00%
Jamestown Savings Bank	$24,489	5.82%	$12,615	3.00%*	$21,025	5.00%

June 30, 2004

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Northwest Savings Bank	$430,831	15.02%	$229,505	8.00%	$286,881	10.00%
Jamestown Savings Bank	$23,968	10.57%	$18,140	8.00%	$22,674	10.00%
Leeds Federal Savings Bank	$29,529	15.61%	$15,133	8.00%	$18,917	10.00%
First Carnegie Deposit	$5,147	17.27%	$2,384	8.00%	$2,980	10.00%

Tier I Capital (to risk weighted assets):
Northwest Savings Bank	$402,290	14.02%	$114,752	4.00%	$172,129	6.00%
Jamestown Savings Bank	$21,925	9.67%	$9,070	4.00%	$13,605	6.00%
Leeds Federal Savings Bank	$27,038	14.29%	$7,568	4.00%	$11,353	6.00%
First Carnegie Deposit	$4,775	16.03%	$1,192	4.00%	$1,788	6.00%

Tier I Capital (leverage) (to average assets):
Northwest Savings Bank	$402,290	7.56%	$159,709	3.00%*	$266,182	5.00%
Jamestown Savings Bank	$21,925	5.79%	$11,352	3.00%*	$18,920	5.00%
Leeds Federal Savings Bank	$27,038	5.98%	$18,086	4.00%	$22,607	5.00%
First Carnegie Deposit	$4,775	5.14%	$3,715	4.00%	$4,644	5.00%

*	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of March 31, 2005, the Company had not been advised of any additional requirements in this regard.

The Company’s banking subsidiaries, Northwest and Jamestown, are required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the applicable state department of banking during their regular examinations. The Banks’ internal liquidity requirements are based upon liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). The Banks have always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at March 31, 2005 was 26.3% and 40.3% for Northwest and Jamestown, respectively. The Company and its subsidiaries adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.

The Company paid $17.7 million in cash dividends during the first nine months of the current fiscal year, compared with $5.2 million in the prior year period. During the current nine-month period, Northwest Bancorp, MHC accepted the payment of its dividends to provide a source of additional liquidity and capital which in turn could be pushed down to its savings bank subsidiaries, Leeds Federal and First Carnegie. During the comparable period in the prior fiscal year, no dividends were paid to Northwest Bancorp, MHC. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 42.9% in the current quarter on a dividend of $0.12 per share compared with 34.5% in the same period last year on a dividend of $0.10 per share. Northwest Bancorp, MHC applied to the Office of Thrift Supervision and received approval to waive its right to receive future dividends. Beginning with the dividend payable on May 16, 2005, and until further notice, Northwest Bancorp, MHC will not receive dividends.

Nonperforming Assets

The following table sets forth information with respect to the Company’s nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual status when they are more than 90 days contractually delinquent and may also be placed on nonaccrual status even if not more than 90 days delinquent but other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell, or the principal balance of the related loan. Management believes that the generally low level of nonperforming assets is attributable to stringent credit policies and sustained collection procedures.

	March 31, 2005	June 30, 2004
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One-to-four family residential loans	$10,858	$11,262
Multifamily and commercial real estate loans	15,506	13,883
Consumer loans	5,488	4,536
Commercial business loans	2,228	2,824
Total	$34,080	$32,505
Total nonperforming loans as a percentage of loans receivable	0.79%	0.80%
Total real estate acquired through foreclosure and other real estate owned	$6,530	$3,951
Total nonperforming assets	$40,610	$36,456
Total nonperforming assets as a percentage of total assets	0.64%	0.57%

A loan is considered to be impaired, as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at March 31, 2005 and June 30, 2004 were $34.1 million and $32.5 million, respectively.

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

On an ongoing basis, the Credit Review department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. On a quarterly basis the Credit Review department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. The Company’s loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as “special mention”, “substandard”, “doubtful” or “loss.” Loans that do not expose the Company to risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as “special mention”. A “substandard” loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make a collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss reserve in not warranted.

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

The individual impairment measures along with the estimated range of losses for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to the Credit Committee on a quarterly basis. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, discusses lending products, activity, competition and collateral values, as well as economic conditions in general and in each market area of the Company. Based on this review and discussion the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined. In addition, the Credit Committee considers if any changes to the methodology are needed. The Credit Committee also reviews and discusses the Company’s delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to its peer group as well as state and national statistics. Following the Credit Committee’s review and approval, a similar review is performed by the Board of Director’s Risk Management Committee.

In addition to the reviews by the Credit Committee and the Risk Management Committee, regulators from either the FDIC or applicable state department of banking perform an extensive review on an annual basis for the adequacy of the ALL and its conformity with regulatory guidelines and pronouncements. Any recommendations or enhancements from these independent parties are considered by management and the Credit Committee and implemented accordingly.

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

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

Net income for the three months ended March 31, 2005 was $14.3 million, or $0.28 per diluted share, an increase of $74,000, or 1.0%, from $14.2 million, or $0.29 per diluted share, for the same quarter last year. The increase in net income resulted primarily from an increase in net interest income of $3.1 million, which was partially offset by an increase in the provision for loan losses of $1.2 million and an increase in noninterest expense of $1.9 million. The decrease in earnings per share resulted from the issuance of 2,425,759 shares of common stock to Northwest Bancorp, MHC in connection with the acquisitions of Leeds and First Carnegie from Northwest Bancorp, MHC.

Net income for the three months ended March 31, 2005 represents a 10.11% and 0.90% return on average equity and return on average assets, respectively, compared to 10.60% and 0.91% for the same quarter last year.

Interest Income

Total interest income increased by $5.1 million, or 6.4%, on a taxable equivalent basis, to $83.7 million due to increases in both average interest earnings assets and the average yield earned on interest earning assets. Average interest earning assets increased by $83.4 million, or 1.4%, to $5.899 billion for the three months ended March 31, 2005 from $5.816 billion for the three months ended March 31, 2004. The average yield on interest earning assets increased to 5.68% from 5.41%.

Interest income on loans receivable increased by $4.1 million, or 6.6%, on a taxable equivalent basis, to $66.1 million primarily because of an increase in the average balance of $339.3 million, or 8.6%, to $4.273 billion for the three months ended March 31, 2005 from $3.934 billion for the three months ended March 31, 2004. The increase in average balance was partially offset by a decrease in the average rate to 6.19% from 6.31%. Average loans outstanding increased primarily as a result of the continued strong internal loan demand. The decrease in average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans during a period of relatively low interest rates.

Interest income on mortgage-backed securities decreased by $632,000, or 8.7%, to $6.7 million, primarily because of a decrease in the average balance of $138.3 million, or 16.1%, to $721.6 million. The effect of the decrease in the average balance was partially offset by an increase in the average yield to 3.70% from 3.40%. The average balance decreased when funds received from principal and interest payments were used to fund loan demand rather than being reinvested in mortgage-backed securities. The average yield on mortgage-backed securities, of which approximately 71% are variable rate, increased in response to the recent increases in short-term interest rates.

Interest income on investment securities increased by $1.2 million, or 14.5%, to $9.8 million, on a taxable-equivalent basis, because of increases in both the average balance and average yield earned. The average balance increased $61.9 million, or 9.0% to $746.7 million for the three-month period ended March 31, 2005 from $684.8 million for the three-month period ended March 31, 2004. The average yield increased to 5.23%, from 4.98%, on a taxable equivalent basis. The increases in both the average balance and average yield resulted from the Company’s purchase of callable U.S. Agency securities which offer higher yields.

Interest income on interest-earning deposits increased by $118,000, or 16.4%, primarily because of an increase in the average yield to 2.67% from 0.95%. The effect of the increase in the average yield was largely offset by a decrease in the average balance of $177.2 million, or 58.6%, to $125.2 million for the three-month period ended March 31, 2005 from $302.4 million for the three-month period ended March 31, 2004. The increase in average yield was primarily due to the recent increases in overnight interest rates. The average balance decreased due to the use of cash to fund loan growth and repay FHLB advances.

Interest Expense

Total interest expense increased by $1.9 million, or 5.9%, to $34.4 million due to an increase in the average cost of interest-bearing liabilities to 2.51% from 2.38%, and an increase in the average balance of interest-bearing liabilities of $11.9 million, or less than 1.0%, to $5.479 billion. The increase in the cost of funds resulted primarily from an increase in the cost of deposits of 15 basis points, from 2.08% to 2.23%, driven by an increase in the level of short-term interest rates. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase of $11.5 million, or 1.8%, in the average balance of demand deposits.

Net Interest Income

Net interest income increased by $3.1 million, or 6.8%, on a taxable equivalent basis, to $49.3 million from $46.2 million during the prior year period. This increase in net interest income was attributable to the overall growth in the Company’s balance sheet and the expansion of the Company’s net interest rate spread to 3.17%, from 3.03%.

Provision for Loan Losses

The provision for loan losses increased by $1.2 million, or 75.2%, to $2.9 million for the three months ended March 31, 2005. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income

Noninterest income increased by $1.1 million, or 15.5%, to $8.2 million, excluding the gain on sale of investment securities, which the Company does not consider to be core earnings. This increase was primarily due to increases in service charges and fees, trust and other financial services income and insurance commissions. Service charges and fees increased $508,000, or 14.5%. Trust and other financial services income increased $16,000 and insurance commission income increased by $421,000. The increases in both service charges and other financial services income are primarily due to increased volume and growth of the

Company. Insurance commissions increased primarily as a result of the Company again offering insurance products on consumer loans.

Noninterest Expense

Noninterest expense increased by $1.9 million, or 6.3%, to $32.7 million from $30.8 million for the same quarter in the prior year. All major expense categories, except amortization of intangible assets, increased as a result of the growth of the Company’s retail network, the expansion of business banking and investment management and trust services and the addition of new products and services. The largest increase was in compensation and employee benefits expense. Compensation and employee benefits increased as a result of the continued increase in health care costs, normal annual merit increases in salaries and the continued growth of the Company’s employee base. Amortization of intangible assets decreased primarily because of the continued amortization of the core deposit intangibles. Advertising expense increased primarily due to branding campaigns in new markets and additional product promotions.

Income Taxes

The provision for income taxes for the three months ended March 31, 2005 increased by $151,000, or 2.6%, compared to the same period last year. This increase in income tax expense is primarily due to an increase in income before income taxes of $225,000, or 1.1%, to $20.2 million from $20.0 million. The Company’s effective tax rate remained at approximately 29.0% for both periods presented.

Comparison of Operating Results for the Nine Months Ended March 31, 2005 and 2004

Net income for the nine months ended March 31, 2005 was $41.7 million, or $0.83 per diluted share, an increase of $1.9 million, or 4.8%, from $39.8 million, or $0.82 per diluted share, for the same period in the prior fiscal year. The increase in net income resulted primarily from an increase in net interest income of $14.8 million, which was partially offset by a decrease in the gain on sale of marketable securities of $4.6 million. In addition, the provision for loan losses increased by $1.8 million and noninterest expense increased by $8.1 million. The increase in earnings per share resulted from the increase in net income, which was partially offset by a 2,425,759 increase in the number of shares outstanding. These shares were issued in the aforementioned acquisitions of Leeds and First Carnegie.

Net income for the nine months ended March 31, 2005 represents a 9.95% and 0.88% return on average equity and return on average assets, respectively, compared to 10.54% and 0.86% for the same period in the prior fiscal year.

Interest Income

Total interest income increased by $14.8 million, or 6.4%, on a taxable equivalent basis, to $245.3 million due to increases in both average interest earning assets and the average yield earned on interest earning assets. Average interest earning assets increased by $129.3 million, or 2.2%, to $5.916 billion for the nine months ended March 31, 2005 from $5.787 billion for the nine months ended March 31, 2004. The average yield on interest earnings assets increased to 5.53% from 5.31%.

Interest income on loans receivable increased by $12.1 million, or 6.6%, on a taxable equivalent basis, to $194.8 million primarily because of an increase in the average balance of $407.1 million, or 10.7%, to $4.196 billion for the nine months ended March 31, 2005 from $3.789 billion for the nine months ended March 31, 2004. The increase in average balance was partially offset by a decrease in the average yield to 6.19% from 6.43%. Average loans outstanding increased as a result of strong internal loan growth. The decrease in average yield resulted primarily from the significant growth of the mortgage portfolio during a period of relatively low long-term interest rates.

Interest income on mortgage-backed securities increased by $326,000, or 1.7%, to $20.0 million, primarily because of an increase in the average yield to 3.52% from 2.88%. The effect of the increase in average yield was partially offset by a decrease in the average balance of $153.3 million, or 16.9%, to $755.5 million. The average yield on mortgage-backed securities, of which approximately 71% are variable rate, increased in response to the recent increases in short-term interest rates. The average balance decreased when funds received from principal and interest payments were used to fund an increase in the loan portfolio rather than being reinvested in mortgage-backed securities.

Interest income on investment securities increased by $1.5 million, or 5.9%, to $26.6 million, on a taxable-equivalent basis, primarily because of an increase in the average yield to 5.30% from 4.98%. This increase was partially offset by a slight decrease in the average balance of $3.2 million, or less than 1%, to $670.5 million for the nine-month period ended March 31, 2005 from $673.7 million for the nine-month period ended March 31, 2004.

Interest income on interest-earning deposits increased by $742,000, or 29.0%, primarily because of an increase in the average yield to 1.71% from 0.91%. The effect of the increase in the average yield was partially offset by a decrease in the average balance of $119.4 million, or 31.7%, to $257.8 million for the nine-month period ended March 31, 2005 from $377.2 million for the nine-month period ended March 31, 2004. The increase in average yield was primarily due to the recent increases in short-term interest rates. The decrease in average balance resulted from using short-term funds to finance the growth in the loan portfolio.

Interest Expense

Total interest expense decreased by $30,000, or less than 1%, to $101.8 million due to a decrease in the average cost of interest-bearing liabilities to 2.47% from 2.49%, which was offset by an increase in the average balance of interest-bearing liabilities of $54.3 million, or 1.0%, to $5.506 billion. The decrease in the cost of funds resulted primarily from a decrease in the average cost of certificates of deposit. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase in savings accounts.

Net Interest Income

Net interest income increased by $14.9 million, or 11.6%, on a taxable equivalent basis, to $143.5 million from $128.6 million during the prior year period. This increase in net interest income was attributable to the overall growth in the Company’s balance sheet and the expansion of the Company’s net interest rate spread to 3.06%, from 2.82%.

Provision for Loan Losses

The provision for loan losses increased by $1.8 million, or 34.5%, to $6.9 million for the nine months ended March 31, 2005. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income

Noninterest income decreased by $2.1 million, or 8.0%, to $23.7 million for the current nine-month period from $25.7 million for the same period in the prior fiscal year. This decrease was primarily due to a decrease in gain on sale of investments of $4.6 million. The Company recorded a substantial gain in the previous year as a result of the sale of municipal bonds acquired with the purchase of Bell Federal. Partially offsetting the decrease in the gain on sale of investments are increases in service charges and fees and insurance commission income. Service charges and fees increased $1.6 million, or 16.0%, to $12.0 million for the nine-month period ended March 31, 2005 from $10.4 million for the nine-month period ended March 31, 2004. This increase is primarily due to the overall growth of the Company. Insurance commissions income increased $1.1 million as a result of the Company again offering insurance products on consumer loans.

Noninterest Expense

Noninterest expense increased by $8.1 million, or 9.3%, to $95.2 million from $87.1 million for the same period in the prior year. All major expense categories increased as a result of the significant growth of the Company’s retail network; the expansion of its investment management, trust and brokerage services; and

the addition of new products and services. The largest increases were in compensation and employee benefits expense. Compensation and employee benefits increased as a result of the continued increase in health care costs, normal annual merit increases in salaries and the addition of approximately 60 full-time equivalent employees. Management believes that despite these increases in costs due to expansion, progress has been made in controlling operating expense as the ratio of operating expense to average assets remains at 2.0%.

Income Taxes

The provision for income taxes for the nine months ended March 31, 2005 increased by $932,000, or 5.7%, compared to the same period last year. This increase in income tax expense is primarily due to an increase in income before income taxes of $2.8 million, or 5.1%, to $59.1 million from $56.2 million. The Company’s effective tax rate remains at 29.0%.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R is a revision of the FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and any related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005, which for the Company will be July 1, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. As of the required effective date, the Company will apply SFAS 123R using a permitted modified version of retrospective application. Under this transition method, the Company will recognize compensation costs as new and previously issued stock option grants vest. The Company does not anticipate any material difference between the application of SFAS 123 and SFAS 123R. See the Basis of Presentation and Informational Disclosure section of this quarterly report for analysis on the effect of this new standard on the Company’s financial statements.

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

	Three months ended March 31,
	2005				2004
				Avg.				Avg.
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost

ASSETS:
Interest earning assets:
Loans receivable (a) (b) (d)	$4,272,807		$66,135	6.19%	$3,933,539		$62,058	6.31%
Mortgage-backed securities (c)	$721,608		$6,669	3.70%	$859,934		$7,301	3.40%
Investment securities (c) (d) (e)	$746,718		$9,758	5.23%	$684,770		$8,521	4.98%
FHLB stock	$32,816		$333	4.06%	$35,145		$71	0.81%
Other interest earning deposits	$125,207		$837	2.67%	$302,414		$719	0.95%

Total interest earning assets	$5,899,156		$83,732	5.68%	$5,815,802		$78,670	5.41%

Noninterest earning assets (f)	$442,997				$448,908

TOTAL ASSETS	$6,342,153				$6,264,710

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	$1,080,913		$3,463	1.28%	$1,021,501		$3,491	1.37%
Now accounts	$665,440		$1,388	0.83%	$653,992		$1,094	0.67%
Money market demand accounts	$711,421		$3,286	1.85%	$933,485		$3,812	1.63%
Certificate accounts	$2,479,537		$19,325	3.12%	$2,307,535		$17,180	2.98%
Borrowed funds (g)	$439,548		$4,931	4.49%	$448,429		$4,996	4.46%
Debentures	$102,062		$2,036	7.98%	$102,062		$1,929	7.56%

Total interest bearing liabilities	$5,478,921		$34,429	2.51%	$5,467,004		$32,502	2.38%

Noninterest bearing liabilities	$298,882				$262,434

Total liabilities	$5,777,803				$5,729,438

Shareholders’ equity	$564,350				$535,272

TOTAL LIABILITIES AND EQUITY	$6,342,153				$6,264,710

Net interest income/ Interest rate spread			$49,303	3.17%			$46,168	3.03%

Net interest earning assets/ Net interest margin	$420,235			3.34%	$348,798			3.18%

Ratio of interest earning assets to interest bearing liabilities	1.08	X			1.06	X

(a)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a taxable equivalent basis.

(e)	Average balances include Fannie Mae and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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

Three months ended March 31, 2005 and 2004

			Net
	Rate	Volume	Change

Interest earning assets:
Loans receivable	$(1,276)	$5,353	$4,077
Mortgage-backed securities	$646	$(1,278)	$(632)
Investment securities	$446	$791	$1,237
FHLB stock	$286	$(24)	$262
Other interest-earning deposits	$1,303	$(1,185)	$118

Total interest-earning assets	$1,405	$3,657	$5,062

Interest-bearing liabilities:
Savings accounts	$(231)	$203	$(28)
Now accounts	$274	$20	$294
Money market demand accounts	$500	$(1,026)	$(526)
Certificate accounts	$824	$1,321	$2,145
Borrowed funds	$35	$(100)	$(65)
Debentures	$107	$-0-	$107

Total interest-bearing liabilities	$1,509	$418	$1,927

Net change in net interest income	$(104)	$3,239	$3,135

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

	Nine months ended March 31,
	2005			2004
	Average	Interest	Avg.	Average	Interest	Avg.
	Balance		Yield/	Balance		Yield/
			Cost			Cost

ASSETS:
Interest earning assets:
Loans receivable (a) (b) (d)	$4,195,853	$194,758	6.19%	$3,788,756	$182,669	6.43%
Mortgage-backed securities (c)	$755,492	$19,955	3.52%	$908,749	$19,629	2.88%
Investment securities (c) (d) (e)	$670,473	$26,635	5.30%	$673,657	$25,155	4.98%
FHLB stock	$36,321	$624	2.29%	$38,255	$419	1.46%
Other interest earning deposits	$257,816	$3,304	1.71%	$377,213	$2,562	0.91%

Total interest earning assets	$5,915,955	$245,276	5.53%	$5,786,630	$230,434	5.31%

Noninterest earning assets (f)	$430,167			$408,390

TOTAL ASSETS	$6,346,122			$6,195,020

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	$1,085,992	$10,695	1.31%	$1,022,631	$10,641	1.39%
Now accounts	$665,384	$3,745	0.75%	$686,554	$4,195	0.81%
Money market demand accounts	$791,914	$10,546	1.78%	$858,519	$10,708	1.66%
Certificate accounts	$2,416,358	$55,802	3.08%	$2,313,386	$55,098	3.18%
Borrowed funds (g)	$444,419	$15,023	4.51%	$469,738	$15,472	4.39%
Debentures	$102,062	$6,000	7.84%	$101,041	$5,727	7.56%

Total interest bearing liabilities	$5,506,129	$101,811	2.47%	$5,451,869	$101,841	2.49%

Noninterest bearing liabilities	$280,993			$239,990

Total liabilities	$5,787,122			$5,691,859

Shareholders’ equity	$559,000			$503,161

TOTAL LIABILITIES AND EQUITY	$6,346,122			$6,195,020

Net interest income/ Interest rate spread		$143,465	3.06%		$128,593	2.82%

Net interest earning assets/ Net interest margin	$409,826		3.23%	$334,761		2.96%

Ratio of interest earning assets to interest bearing liabilities	1.07X			1.06X

(a)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a taxable equivalent basis.

(e)	Average balances include Fannie Mae and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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

Nine months ended March 31, 2005 and 2004

			Net
	Rate	Volume	Change

Interest earning assets:
Loans receivable	$(7,539)	$19,628	$12,089
Mortgage-backed securities	$4,374	$(4,048)	$326
Investment securities	$1,606	$(126)	$1,480
FHLB stock	$238	$(33)	$205
Other interest-earning deposits	$2,272	$(1,530)	$742

Total interest-earning assets	$951	$13,891	$14,842

Interest-bearing liabilities:
Savings accounts	$(605)	$659	$54
Now accounts	$(326)	$(124)	$(450)
Money market demand accounts	$725	$(887)	$(162)
Certificate accounts	$(1,748)	$2,452	$704
Borrowed funds	$407	$(856)	$(449)
Debentures	$214	$59	$273

Total interest-bearing liabilities	$(1,333)	$1,303	$(30)

Net change in net interest income	$2,284	$12,588	$14,872

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In an effort to assess market risk, the Company utilizes a simulation model to determine the effect of immediate incremental increases and decreases in interest rates in net income and the market value of the Company’s equity. Certain assumptions are made regarding loan prepayments and decay rates of passbook and NOW accounts. Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest on these assumptions may differ from simulated results. The Company has established the following guidelines for assessing interest rate risk:

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

The following table illustrates the simulated impact of a 1% or 2% upward or 1% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. Given the low interest rate environment that existed in the current period, the impact of a 2% downward shift is not shown in the table. This analysis was prepared assuming that interest-earning asset levels at March 31, 2005 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2005 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%

Projected percentage increase/ (decrease) in net income	1.4%	(7.1)%	(2.8)%	NM
Projected increase/ (decrease) in return on average equity	0.1%	(0.6)%	(0.2)%	NM
Projected increase/ (decrease) in earnings per share	$0.02	$(0.08)	$(0.03)	NM
Projected percentage increase/ (decrease) in market value of equity	(6.1)%	(20.9)%	4.8%	NM

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

NORTHWEST BANCORP, INC.

Date:	May 10, 2005	By:	/s/ William J. Wagner

William J. Wagner
President and Chief Executive Officer

Date:	May 10, 2005	By:	/s/ William W. Harvey, Jr.

William W. Harvey, Jr.
Senior Vice President and
Chief Financial Officer