Form 10-K
period 2005-06-30
NORTHWEST BANCORP INC
filed 2005-09-13
CIK 1042064

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 0-23817
NORTHWEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

United States	23-2900888

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Liberty Street, Warren, Pennsylvania	16365

(Address of Principal Executive Offices)	Zip Code
(814) 726-2140
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:	None

Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, par value $.10 per share

(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 31, 2005, there were issued and outstanding 50,902,410 shares of the Registrant’s Common Stock, including 30,536,457 shares held by Northwest Bancorp, MHC, the Registrant’s mutual holding company.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2004, as reported by the Nasdaq National Market, was approximately $492.4 million.
DOCUMENTS INCORPORATED BY REFERENCE
1.	Proxy Statement for the 2005 Annual Meeting of Stockholders of the Registrant (Part III).

PART I

ITEM 1.	BUSINESS
General
     Northwest Bancorp, Inc.
     Northwest Bancorp, Inc. is a Federal corporation formed on June 29, 2001, as the successor to a Pennsylvania corporation of the same name. Both the Federal corporation and its Pennsylvania predecessor are referred to as the “Company.” The Company became the stock holding company of Northwest Savings Bank (the “Bank”) in a transaction (the “Two-Tier Reorganization”) that was approved by the Bank’s stockholders in December of 1997, and completed in February of 1998. In the Two-Tier Reorganization, each share of the Bank’s common stock was converted into and became a share of common stock of the Company, par value $0.10 per share (the “Common Stock”), and the Bank became a wholly-owned subsidiary of the Company. Northwest Bancorp, MHC (the “Mutual Holding Company”), which owned a majority of the Bank’s outstanding shares of common stock immediately prior to completion of the Two-Tier Reorganization, became the owner of the same percentage of the outstanding shares of Common Stock of the Company immediately following the completion of the Two-Tier Reorganization. On September 10, 2004, in exchange for 100% of the outstanding shares of Leeds Federal Savings Bank (“Leeds”), the Company cancelled a $12.0 million loan receivable from, and issued 1,334,859 shares to, the Mutual Holding Company. Concurrent with the Company’s acquisition of Leeds, the Company merged it into the Bank. On November 15, 2004, in exchange for 100% of the outstanding shares of First Carnegie Deposit (“First Carnegie”), the Company issued 1,090,900 shares to the Mutual Holding Company. Concurrent with the Company’s acquisition of First Carnegie, the Company merged it into the Bank. On August 25, 2003, the Company completed an incremental stock offering whereby the Company cancelled 7,255,520 shares of the Company’s stock owned by the Mutual Holding Company and the Company sold the same number of shares in a subscription offering. The Mutual Holding Company owns approximately 60% of the Company’s outstanding shares. The Mutual Holding Company had received approval from the Office of Thrift Supervision (“OTS”) to waive its right to receive cash dividends from the Company during fiscal 2003 and 2004. During that time, the Mutual Holding Company waived dividends in the amount of $9,159,000, and $11,317,000, respectively. However, as a result of additional liquidity needs, the Mutual Holding Company did not waive its right to receive dividends during fiscal 2005. After the transfer of Leeds and First Carnegie, the Mutual Holding Company applied for, and received approval to resume waiving dividends. As of June 30, 2005, the primary activity of the Company was the ownership of all of the issued and outstanding common stock of the Bank.
     As of June 30, 2005, through the Bank, the Company operated 153 community-banking offices throughout its market area in northwest, southwest and central Pennsylvania, western New York, eastern Ohio and Maryland. The Company, through the Bank and its wholly owned subsidiaries, also operates 47 consumer lending offices throughout Pennsylvania and two consumer lending offices in New York. The Company has focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. The Company, directly or through its subsidiaries, also emphasizes the origination of consumer loans, including home equity, second mortgage, education and other consumer loans. To a lesser extent, the Company also originates multifamily residential and commercial real estate loans and commercial business loans.
     The Company’s principal sources of funds are deposits, borrowed funds and the principal and interest payments on loans and marketable securities. The principal source of income is interest received from loans and marketable securities. The Company’s principal expenses are the interest paid on deposits and the cost of employee compensation and benefits.
     The Company’s principal executive office is located at 100 Liberty Street, Warren, Pennsylvania, and its telephone number at that address is (814) 726-2140.
     The Company’s website (www.northwestsavingsbank.com) contains a direct link to the Company’s filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings. Copies may also be obtained, without charge, by written request to Shareholder Relations, 100 Liberty Street, Warren, Pennsylvania 16365.

     Northwest Savings Bank
     The Bank is a Pennsylvania-chartered stock savings bank headquartered in Warren, which is located in northwestern Pennsylvania. The Bank is a community-oriented institution offering traditional deposit and loan products, and through a subsidiary, consumer finance services. The Bank’s mutual savings bank predecessor was founded in 1896. The Bank in its current stock form was established on November 2, 1994, as a result of the reorganization (the “Reorganization”) of the Bank’s mutual predecessor into a mutual holding company structure. At the time of the Reorganization, the Bank issued a majority of its to-be outstanding shares of common stock to the Mutual Holding Company (which was formed in connection with the Reorganization) and sold a minority of its to-be outstanding shares to stockholders other than the Mutual Holding Company in a stock offering conducted as part of the Reorganization.
     The Bank’s principal executive office is located at 100 Liberty Street, Warren, Pennsylvania, and its telephone number at that address is (814) 726-2140.
     Market Area
     The Company has been, and intends to continue to be, an independent community-oriented financial institution offering a wide variety of financial services to meet the needs of the communities it serves. The Company is headquartered in Warren, Pennsylvania which is located in the northwestern region of Pennsylvania, and the Company has its highest concentration of deposits and loans in the portion of its office network located in northwestern Pennsylvania. Since the early 1990s, the Company has expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania. As of June 30, 2005, the Company operated in Pennsylvania 133 community banking offices and 47 consumer finance offices located in the counties of Allegheny, Armstrong, Bedford, Berks, Blair, Butler, Cambria, Cameron, Centre, Chester, Clarion, Clearfield, Clinton, Columbia, Crawford, Cumberland, Dauphin, Elk, Erie, Fayette, Forest, Huntingdon, Indiana, Jefferson, Lancaster, Lawrence, Lebanon, Luzerne, Lycoming, McKean, Mercer, Mifflin, Northumberland, Potter, Schuylkill, Tioga, Venango, Warren, Washington, Westmoreland and York. In addition, the Company operated in Ohio five community banking offices located in the counties of Ashtabula, Geauga and Lake, thirteen community banking offices located in the New York counties of Chautauqua, Erie and Cattaraugus and two community banking offices in the Maryland counties of Baltimore and Howard. The Company, through the Bank and its subsidiaries, also operates two consumer finance offices in southwestern New York.
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
     In an effort to manage interest rate risk, the Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as adjustable-rate mortgage loans, home equity loans, and education loans, and by originating short-term and medium-term fixed-rate consumer loans. The Company also purchases mortgage-backed securities that generally have adjustable interest rates. Because the Company also originates a substantial amount of long-term fixed-rate mortgage loans collateralized by one- to four-family residential real estate, when possible, such loans are originated and underwritten according to standards that allow the Company to sell them in the secondary mortgage market for purposes of managing interest-rate risk and liquidity. The Company currently sells in the secondary market a limited amount of fixed-rate residential mortgage loans with maturities of more than 15 years, and normally retains all adjustable-rate mortgage loans and fixed-rate residential mortgage loans with maturities of 15 years or less. The Company is primarily a portfolio lender and at any one time the Company holds only a nominal amount of loans identified as available-for-sale. The Company retains servicing on the mortgage loans it sells and realizes monthly service fee income. The Company generally retains in its portfolio all consumer loans, multifamily residential and commercial real estate loans, and commercial business loans that it originates.

     Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company’s loan portfolio by type of loan as of the dates indicated.

	At June 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in Thousands)
Real estate:
One- to four-family	$2,693,174	60.3%	$2,615,328	63.1%	$2,285,151	65.1%	$2,056,105	66.9%	$2,005,020	68.7%
Multifamily and commercial	534,224	11.9	454,606	11.0	377,507	10.8	304,456	9.9	249,049	8.5

Total real estate loans	3,227,398	72.2	3,069,934	74.1	2,662,658	75.9	2,360,561	76.8	2,254,069	77.2
Consumer:
Automobile	138,102	3.1	120,887	2.9	119,778	3.4	117,240	3.8	94,475	3.2
Home improvement	723,507	16.2	587,103	14.2	387,698	11.1	293,865	9.6	260,169	8.9
Education loans	112,462	2.5	95,599	2.3	90,485	2.6	84,817	2.8	77,753	2.7
Loans on savings accounts	8,500	0.2	8,038	0.2	7,879	0.2	7,733	0.2	8,923	0.3
Other (1)	116,899	2.6	113,252	2.7	107,522	3.1	113,570	3.7	134,023	4.6

Total consumer loans	1,099,470	24.6	924,879	22.3	713,362	20.4	617,225	20.1	575,343	19.7
Commercial business	142,391	3.2	149,509	3.6	130,694	3.7	95,968	3.1	89,784	3.1

Total loans receivable, gross	4,469,259	100.0%	4,144,322	100.0%	3,506,714	100.0%	3,073,754	100.0%	2,919,196	100.0%

Deferred loan fees	(4,257)		(6,630)		(7,402)		(2,938)		(2,517)
Undisbursed loan proceeds	(56,555)		(53,081)		(42,272)		(36,168)		(39,808)
Allowance for loan losses (real estate loans)	(15,918)		(15,113)		(13,660)		(11,703)		(11,629)
Allowance for loan losses (other loans)	(15,645)		(15,557)		(13,506)		(10,339)		(8,661)

Total loans receivable, net	$4,376,884		$4,053,941		$3,429,874		$3,012,606		$2,856,581

(1)	Consist primarily of secured and unsecured personal loans.
     Loan Maturity and Repricing Schedule. The following table sets forth the maturity or period of repricing of the Company’s loan portfolio at June 30, 2005. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

	Within 1	Between	Between	Between
	Year	1-2 Years	2-3 Years	3-5 Years	Beyond 5 Years	Total
			(In Thousands)
Real estate loans:
One- to four-family residential	$183,943	$131,166	$123,836	$250,048	$2,004,181	$2,693,174
Multifamily and commercial	172,544	66,151	88,087	137,186	70,256	534,224
Consumer loans	430,580	110,314	101,104	164,698	292,774	1,099,470
Commercial business loans	45,990	17,632	23,478	36,565	18,726	142,391

Total loans	$833,057	$325,263	$336,505	$588,497	$2,385,937	$4,469,259

     Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at June 30, 2005, the dollar amount of all fixed-rate and adjustable-rate loans due after June 30, 2006. Adjustable- and floating-rate loans are included in the table based on the contractual due date of the loan.

	Fixed	Adjustable	Total
		(In Thousands)
Real estate loans:
One- to four-family residential	$2,505,135	$61,578	$2,566,713
Multifamily and commercial	149,600	316,252	465,852
Consumer loans	564,622	230,118	794,740
Commercial business loans	39,454	15,304	54,758

Total loans	$3,258,811	$623,252	$3,882,063

     One- to Four-Family Residential Real Estate Loans. The primary lending activity of the Company consists of the origination for retention in the Company’s portfolio of owner-occupied one- to four-family residential mortgage loans secured by properties located in the Company’s market area.
     The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, with either adjustable or fixed interest rates. Originations of fixed-rate mortgage loans versus adjustable-rate mortgage loans are monitored on an ongoing basis and are affected significantly by such things as the level of market interest rates, customer preference, the Company’s interest rate sensitivity position and loan products offered by the Company’s competitors. Therefore, even when management’s strategy is to increase the originations of adjustable-rate mortgage loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans.
     The Company’s fixed-rate loans, whenever possible, are originated and underwritten according to standards that permit sale in the secondary mortgage market. Whether the Company can or will sell fixed-rate loans into the secondary market, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Company’s current liquidity and interest rate sensitivity position. The Company historically has been primarily a portfolio lender, and at any one time the Company has held only a nominal amount of loans that may be sold. The Company’s current policy is to retain in its portfolio fixed-rate loans with terms of 15 years or less, and sell a limited amount of fixed-rate loans (servicing retained) with terms of more than 15 years. Moreover, the Company is more likely to retain fixed-rate loans if its interest rate sensitivity is within acceptable limits. The Company’s mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.
     The Company currently offers adjustable-rate mortgage loans with initial interest rate adjustment periods of one, three and five years, based on changes in a designated market index. The Company determines whether a borrower qualifies for an adjustable-rate mortgage loan based on the fully indexed rate of the adjustable-rate mortgage loan at the time the loan is originated. One- to four-family residential adjustable-rate mortgage loans totaled $63.6 million, or 1.4% of the Company’s gross loan portfolio at June 30, 2005.
     The primary purpose of offering adjustable-rate mortgage loans is to make the Company’s loan portfolio more interest rate sensitive. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans may not offer the Company as predictable cash flows as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower.
     The Company’s one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Company’s fixed-rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

     Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Appraisals are either performed by the Company’s in-house appraisal staff or by an appraiser who has been deemed qualified by the Company’s chief appraiser. Such regulations permit a maximum loan-to-value ratio of 95% for residential property and 80% for all other real estate loans. The Company’s lending policies generally limit the maximum loan-to-value ratio on both fixed-rate and adjustable-rate mortgage loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the real estate that serves as collateral for the loan. The Company makes a limited amount of one- to four-family real estate loans with loan-to-value ratios in excess of 80%. For one- to four-family real estate loans with loan-to-value ratios in excess of 80%, the Company generally requires the borrower to obtain private mortgage insurance on the entire amount of the loan. The Company requires fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing real estate loans made by the Company.
     In the past, the Company purchased loans that are serviced by other institutions and that are secured by one- to four-family residences. At June 30, 2005, the Company’s portfolio of loans serviced by others totaled $12.6 million. The Company currently has no formal plans to enter into new loan participations.
     Included in the Company’s $2.693 billion portfolio of one- to four-family residential real estate loans are construction loans of $36.5 million, or 0.8% of the Company’s total loan portfolio. The Company offers fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one- to four-family residences in the Company’s market area to builders or to owners who have a contract for construction. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. During the construction phase the loans have a fixed interest rate and convert into either a fixed-rate or an adjustable-rate mortgage loan at the end of the construction period. Advances are made as construction is completed. In addition, the Company originates loans within its market area that are secured by individual unimproved or improved lots. Land loans are currently offered with fixed-rates for terms of up to 10 years. The maximum loan-to-value ratio for the Company’s land loans is 75% of the appraised value, and the maximum loan-to-value ratio for the Company’s construction loans is 95% of the lower of cost or appraised value.
     Construction lending generally involves a greater degree of credit risk than other one- to four-family residential mortgage lending. The repayment of the construction loan is often dependent upon the successful completion of the construction project. Construction delays or the inability of the borrower to sell the property once construction is completed may impair the borrower’s ability to repay the loan.
     Multifamily Residential and Commercial Real Estate Loans. The Company’s multifamily residential real estate loans are secured by multifamily residences, such as rental properties. The Company’s commercial real estate loans are secured by nonresidential properties such as hotels, church property, and retail establishments. At June 30, 2005, a significant portion of the Company’s multifamily residential and commercial real estate loans were secured by properties located within the Company’s market area. The Company’s largest multifamily residential real estate loan relationship at June 30, 2005, had a principal balance of $5.8 million, and was collateralized by real estate in Allegheny County, Pennsylvania. This loan was performing in accordance with its terms as of June 30, 2005. The Company’s largest commercial real estate loan relationship at June 30, 2005, had a principal balance of $18.7 million and was collateralized by a hotel and retail store. This loan was performing in accordance with its terms as of June 30, 2005. Multifamily residential and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates. The terms of each multifamily residential and commercial real estate loan are negotiated on a case-by-case basis. The Company generally makes multifamily residential and commercial real estate loans up to 75% of the appraised value of the property collateralizing the loan.
     Loans secured by multifamily residential and commercial real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily residential and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

     Consumer Loans. The principal types of consumer loans offered by the Company are adjustable-rate home equity lines of credit and variable-rate education loans, and fixed-rate consumer loans such as second mortgage loans, home equity loans, automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by deposit accounts. Consumer loans are offered with maturities generally of less than ten years. Generally, the Company’s home equity lines of credit are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less. Such loans are offered on an adjustable-rate basis with terms of up to ten years. At June 30, 2005, the disbursed portion of home equity lines of credit totaled $174.4 million, or 15.9%, of consumer loans, with $200.3 million remaining undisbursed.
     The underwriting standards employed by the Company for consumer loans include a determination of the applicant’s credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount, and in the case of home equity lines of credit, the Company obtains a title guarantee or an opinion as to the validity of title.
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
     Commercial Business Loans. The Company currently offers commercial business loans to existing customers to finance various activities in the Company’s market area, some of which are secured in part by additional real estate collateral. At June 30, 2005 the largest commercial business loan relationship had a principal balance of $5.8 million, and was secured by the borrower’s assets.
     Commercial business loans are offered with both fixed and adjustable interest rates and with terms of up to 15 years. Underwriting standards employed by the Company for commercial business loans include a determination of the applicant’s ability to meet existing obligations and payments on the proposed loan from normal cash flows generated by the applicant’s business. The financial strength of each applicant also is assessed through a review of financial statements provided by the applicant.
     Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business. The Company generally obtains personal guarantees from the borrower or a third party as a condition to originating its commercial business loans.
     Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, mortgage brokers and walk-in customers. All of the Company’s loan originators are salaried employees, and the Company does not pay commissions in connection with loan originations. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, an in-house appraiser or an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. A loan processor in the Company’s loan department checks the loan application file for accuracy and completeness, and verifies the information provided. The Company has a formal loan policy which assigns lending limits to the Company’s various loan officers. Also, the Company has a Credit Committee that meets as needed to review and verify that the assigned lending limits are being followed and to monitor the Company’s lending policies and the Company’s loan activity. The Company has a Senior Loan Committee which has lending authority as designated in the Company’s loan policy that is approved by the Board of Directors. Loans exceeding the limits established for the Senior Loan Committee must be approved by the Executive Committee of the Board of Directors or by the entire Board of Directors. The Company’s policy is to make no loans either individually or in the aggregate to one entity in excess of $15.0 million. Exceptions to this policy are permitted with the prior approval from the Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Company, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At June 30, 2005, the Company had commitments to originate $69.5 million of loans.
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
     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. To the extent that loans are originated or acquired for the Company’s portfolio, Statement of Financial Accounting Standards No. 91 (“SFAS 91”) requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At June 30, 2005 the Company had $4.3 million of net deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.
     In addition to loan origination fees, the Company also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from operations of real estate owned (“REO”). The Company recognized fees and service charges of $16.8 million, $14.1 million and $13.5 million, for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.
     Loans-to-One Borrower. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At June 30, 2005, the largest aggregate amount loaned by the Company to one borrower totaled $18.7 million and was secured by commercial real estate. The Company’s second largest lending relationship totaled $8.2 million and was secured by commercial real estate. The Company’s third largest lending relationship totaled $8.2 million and was secured by commercial real estate. The Company’s fourth largest lending relationship totaled $8.0 million and was secured by the full faith credit and taxing authority of a municipality. The Company’s fifth largest lending relationship totaled $7.4 million and was secured by commercial real estate.
Delinquencies and Classified Assets
     Collection Procedures. The Company’s collection procedures provide that when a loan is five days past due, a computer-generated late notice is sent to the borrower requesting payment. If delinquency continues, at 15 days a delinquent notice, plus a notice of a late charge, is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency. Also, plans to arrange a repayment plan are made. If a loan becomes 60 days past due, a collection letter is sent, personal contact is attempted, and the loan becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is given information which provides access to consumer counseling services, to the extent required by regulations of the Department of Housing and Urban Development. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.
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
     Loans Past Due and Nonperforming Assets. The following table sets forth information regarding the Company’s loans 30 days or more past due, nonaccrual loans 90 days or more past due, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more, the Company fully reserves all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Company did not have any material restructured loans within the meaning of SFAS 15.

	At June 30,
	2005		2004	2003	2002	2001
	Number	Balance
			(Dollars in Thousands)
Loans past due 30 days to 59 days:
One- to four-family residential loans	81	$3,941	$5,765	$3,830	$4,068	$3,055
Multifamily and commercial loans	48	5,198	2,201	1,291	1,278	1,184
Consumer loans	976	5,611	4,877	3,832	3,243	3,439
Commercial business loans	20	1,000	782	308	165	418

Total loans past due 30 days to 59 days	1,125	$15,750	$13,625	$9,261	$8,754	$8,096

Loans past due 60 days to 89 days:
One- to four-family residential loans	86	$4,687	$4,925	$3,998	$3,478	$3,001
Multifamily and commercial loans	26	8,156	1,023	873	269	248
Consumer loans	513	3,134	2,032	1,920	1,604	1,262
Commercial business loans	11	279	309	159	35	758

Total loans past due 60 days to 89 days	636	$16,256	$8,289	$6,950	$5,386	$5,269

Loans past due 90 days or more (1):
One- to four-family residential loans	232	$11,507	$11,322	$11,267	$7,278	$6,874
Multifamily and commercial loans	42	15,610	13,823	11,975	2,407	2,296
Consumer loans	1,089	5,514	4,536	4,912	3,991	3,129
Commercial business loans	25	979	2,824	4,602	2,124	5,336

Total loans past due 90 days or more	1,388	$33,610	$32,505	$32,756	$15,800	$17,635

Total loans 30 days or more past due	3,149	$65,616	$54,419	$48,967	$29,940	$31,000

Total loans 90 days or more past due (1)	1,388	$33,610	$32,505	$32,756	$15,800	$17,635

Total REO	87	6,685	3,951	5,739	5,157	3,697

Total loans 90 days or more past due and REO	1,475	$40,295	$36,456	$38,495	$20,957	$21,332

Total loans 90 days or more past due to net loans receivable		0.77%	0.80%	0.96%	0.52%	0.62%
Total loans 90 days or more past due and REO to total assets		0.64%	0.57%	0.68%	0.49%	0.55%

(1)	The Company classifies as nonperforming all loans 90 days or more delinquent.
     During the fiscal year ended June 30, 2005, gross interest income of approximately $2.5 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. No interest income on nonaccrual loans was included in income during such period.
     Classification of Assets. The Company’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as debt and equity securities, considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention” by management. At June 30, 2005, the Company had 87 loans, with an aggregate principal balance of $23.0 million, designated as special mention.
     The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations. The Company’s largest classified assets are also the Company’s largest nonperforming assets.
     The following table sets forth the aggregate amount of the Company’s classified assets at the dates indicated.

	At June 30,
	2005	2004	2003
		(In Thousands)
Substandard assets	$58,925	$58,561	$49,353
Doubtful assets	1,752	5,055	3,256
Loss assets	32	259	—

Total classified assets	$60,709	$63,875	$52,609

     Allowance for Loan Losses. Loans that have been classified as substandard or doubtful are reviewed by the Credit Review and Administration (“Credit Review”) department for possible impairment under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.
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
     The individual impairment measures along with the estimated range of losses for each homogeneous pool are consolidated into one summary document. This summary schedule along with the supporting documentation used to establish this schedule is presented to the Credit Committee on a quarterly basis by the Credit Review department. The Credit Committee is comprised of members of Senior Management from mortgage, consumer and commercial lending, appraising, administration, finance and the President of the Company. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, discusses lending products, activity, competition and collateral values, as well as economic conditions in general and in each market area of the Company. Based on this review and discussion the appropriate range of the allowance for loan losses are estimated and any adjustments necessary to reconcile the actual allowance for loan losses with this estimate is determined. In addition, the Credit Committee considers whether any changes to the methodology are needed. The Credit Committee also compares the Company’s delinquency trends, nonperforming asset amounts and allowance for loan losses levels to its peer group and to state and national statistics. A similar review is also performed by the Board of Directors’ Risk Management Committee.

     In addition to the reviews by the Credit Committee and the Risk Management Committee, regulators from either the FDIC or Pennsylvania State Department of Banking perform an extensive review on an annual basis for the adequacy of the allowance for loan losses and its conformity with regulatory guidelines and pronouncements. The internal audit department also performs a regular review of the detailed supporting schedules for accuracy and reports their findings to the Audit Committee of the Board of Directors. Any recommendations or enhancements from these independent parties are considered by management and the Credit Committee and implemented accordingly.
     Management acknowledges that this is a dynamic process and consists of factors, many of which are external and out of management’s control, that can change. The adequacy of the allowance for loan losses is based upon estimates using all the information previously discussed as well as current and known circumstances and events. There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.
     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Years Ended June 30,
	2005	2004	2003	2002	2001
		(In Thousands)
Net loans receivable	$4,376,884	$4,053,941	$3,429,874	$3,012,606	$2,856,581
Average loans outstanding	4,234,241	3,846,261	3,258,520	2,935,629	2,715,012

Allowance for loan losses balance at beginning of period	30,670	27,166	22,042	20,290	18,260
Provision for loan losses	9,566	6,860	8,445	6,360	5,347
Charge-offs:
Real estate loans	(676)	(176)	(242)	(292)	(176)
Consumer loans	(5,726)	(5,113)	(4,281)	(4,452)	(3,528)
Commercial loans	(3,071)	(461)	(1,258)	(569)	(158)

Total charge-offs	(9,473)	(5,750)	(5,781)	(5,313)	(3,862)

Recoveries:
Real estate loans	1	—	47	63	32
Consumer loans	750	562	527	382	453
Commercial loans	49	502	123	23	60

Total recoveries	800	1,064	697	468	545
Acquired through acquisition	—	1,330	1,763	237	—

Allowance for loan losses balance at end of period	$31,563	$30,670	$27,166	$22,042	$20,290

Allowance for loan losses as a percentage of net loans receivable	0.72%	0.76%	0.79%	0.73%	0.71%
Net charge-offs as a percentage of average loans outstanding	0.20%	0.12%	0.16%	0.17%	0.12%
Allowance for loan losses as a percentage of nonperforming loans	93.91%	94.35%	82.93%	139.51%	115.06%
Allowance for loan losses as a percentage of nonperforming loans and REO	78.33%	84.13%	70.57%	105.18%	95.12%
     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
Balance at end of period applicable to:
Real estate loans	$15,918	72.2%	$15,113	74.1%	$13,660	75.9%	$11,703	76.8%	$11,629	77.2%
Consumer loans	13,179	24.6	11,790	22.3	10,965	20.4	8,855	20.1	6,682	19.7
Commercial business loans	2,466	3.2	3,767	3.6	2,541	3.7	1,484	3.1	1,979	3.1

Total allowance for loan loss	31,563	100.0%	$30,670	100.0%	$27,166	100.0%	$22,042	100.0%	$20,290	100.0%

(1)	Represents percentage of loans in each category to total loans.

Investment Activities
     The Company’s investment portfolio is comprised of mortgage-backed securities, investment securities, and cash and cash equivalents. In recent years, the Company generally has increased both the percentage of its assets held in its investment securities portfolio, and the percentage of assets held in the mortgage-backed securities portfolio. This increase in investment securities and mortgage-backed securities resulted from the Company’s efforts to protect its net interest margin in the event that interest rates rise. This was accomplished by controlling the increase of long-term fixed rate mortgage loans and by deploying more funds to the investment portfolio. In addition to interest sensitivity concerns, the Company is maintaining more of its funds in marketable securities because of concerns that some of the rapid deposit growth over the last several years could be funds that will eventually leave the Company for alternative investments.
     The Company is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. The Company generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management’s projections as to the short-term demand for funds to be used in the Company’s loan origination and other activities.
     Amortized Cost and Market Value of Investment and Mortgage-Backed Securities. The following table sets forth certain information regarding the amortized cost and market values of the Company’s investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At June 30,
	2005		2004		2003
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
			(In Thousands)
Mortgage-backed securities held to maturity:
Fixed-rate pass through certificates	$14,609	$14,791	$16,618	$16,744	$24,079	$24,873
Variable-rate pass through certificates	140,473	140,546	198,497	196,961	59,510	59,737
Fixed-rate collateralized mortgage obligations (“CMOs”)	7,725	7,504	7,519	7,444	24,651	24,596
Variable-rate CMOs	72,869	73,197	169,667	170,753	258,466	259,966

Total mortgage-backed securities held to maturity	235,676	236,038	392,301	391,902	366,706	369,172

Mortgage-backed securities available for sale:
Fixed-rate pass through certificates	$82,612	$83,153	$92,659	$92,106	$43,449	$45,461
Variable-rate pass through certificates	172,263	171,639	87,486	86,752	128,528	129,486
Fixed-rate CMOs	98,478	97,192	141,485	137,866	191,911	190,167
Variable-rate CMOs	32,296	32,497	92,710	94,279	194,973	196,514

Total mortgage-backed securities available for sale	385,649	384,481	414,340	411,003	558,861	561,628

Total mortgage-backed securities	621,325	620,519	806,641	802,905	925,567	930,800

Investment securities held to maturity:
U.S. Government and agency	$184,341	$183,738	$53,214	$53,584	$18,724	$20,923
Municipal securities	242,850	246,707	114,849	113,755	65,556	68,905
Corporate debt issues	40,112	42,985	41,178	42,497	45,831	47,667

Total investment securities held to maturity	$467,303	$473,430	$209,241	$209,836	$130,111	$137,495

Investment securities available for sale:
U.S. Government and agency	$138,996	$138,557	$184,887	$181,521	$41,900	$43,703
Municipal securities	14,545	14,642	144,802	142,469	119,796	123,654
Corporate debt issues	40,945	40,806	27,441	27,438	27,502	27,581
Equity securities and mutual funds	91,002	96,697	87,099	93,248	140,660	147,518

Total investment securities available for sale	$285,488	$290,702	$444,229	$444,676	$329,858	$342,456

     Issuers of Mortgage-Backed Securities. The following table sets forth information regarding the issuers and the carrying value of the Company’s mortgage-backed securities held to maturity and mortgage-backed securities available for sale.

	At June 30,
	2005	2004	2003
		(In Thousands)
Mortgage-backed securities:
Fannie Mae	$222,549	$402,469	$369,604
Ginnie Mae	179,795	178,847	61,456
Freddie Mac	184,717	179,506	427,553
Other (non-agency)	33,096	42,482	69,721

Total mortgage-backed securities	$620,157	$803,304	$928,334

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for the Company’s investment securities and mortgage-backed securities portfolios at June 30, 2005. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At June 30, 2005
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total
		Annualized		Annualized		Annualized		Annualized			Annualized
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Market	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
						(Dollars in Thousands)
Investment securities held to maturity:
U.S. Government and agency obligations	$20,000	3.02%	$72,530	3.44%	$73,413	4.41%	$18,398	4.22%	$184,341	$183,738	3.86%
Municipal securities	—	—	—	—	5,455	4.10	237,395	4.67	242,850	246,707	4.66
Corporate debt issues	—	—	—	—	—	—	40,112	8.33	40,112	42,985	8.33

Total investment securities held to maturity	$20,000	3.02%	$72,530	3.44%	$78,868	4.39%	$295,905	5.14%	$467,303	$473,430	4.66%

Investment securities available for sale:
U.S. Government and agency obligations	$—	—%	$30,787	3.23%	$26,252	4.79%	$81,957	3.99%	$138,996	$138,557	3.97%
Municipal securities	—	—	—	—	964	3.70	13,581	3.93	14,545	14,642	3.91
Corporate debt issues	—	—	1,027	5.00	28,500	3.94	11,418	3.80	40,945	40,806	3.93
Equity securities and mutual funds	—	—	—	—	—	—	91,002	3.97	91,002	96,697	3.97

Total investment securities available for sale	$—	—%	$31,814	3.29%	$55,716	4.34%	$197,958	3.96%	$285,488	$290,702	3.96%

Mortgage-backed securities held to maturity:
Pass-through certificates	$140,473	3.47%	$321	5.05%	$596	4.04%	$13,692	5.38%	$155,082	$155,337	3.65%
CMOs	72,870	4.17	—	—	4,708	3.39	3,016	3.16	80,594	80,701	4.09

Total mortgage-backed securities held to maturity	$213,343	3.71%	$321	5.05%	$5,304	3.46%	$16,708	4.98%	$235,676	$236,038	3.80%

Mortgage-backed securities available for sale:
Pass through certificates	$172,263	3.44%	$1,727	5.07%	$34,179	4.41%	$46,706	4.87%	$254,875	$254,792	3.84%
CMOs	32,296	4.21	—	—	13,527	3.52	84,951	4.06	130,774	129,689	4.04

Total mortgage-backed securities available for sale	$204,559	3.56%	$1,727	5.07%	$47,706	4.16%	$131,657	4.35%	$385,649	$384,481	3.91%

Total investment securities and mortgage-backed securities	$437,902	3.61%	$106,392	3.42%	$187,594	4.29%	$642,228	4.10%	$1,374,116	$1,384,651	4.16%

Sources of Funds
     General. Deposits are the major source of the Company’s funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, operations and, if needed, borrowings from the FHLB. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.
     Deposits. Consumer and commercial deposits are attracted principally from within the Company’s market area through the offering of a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. While the Company accepts deposits of $100,000 or more, it does not offer substantial premium rates for such deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Company regularly executes changes in its deposit rates based upon its internal cost of funds, cash flow requirements, general market interest rates, competition, and liquidity requirements. The Company does not obtain funds through brokers, nor does it solicit funds outside its market area.
     The following table sets forth the dollar amount of deposits in the various types of savings accounts offered by the Company between the dates indicated.

	At June 30,
		2005			2004			2003
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
				(Dollars in Thousands)
Savings accounts	$1,049,606	20.2%	1.40%	$1,076,999	20.7%	1.38%	$947,030	20.3%	1.67%
Checking accounts	944,168	18.2	0.69	885,121	17.1	0.49	878,586	18.8	0.86
Money market accounts	631,685	12.2	2.05	897,325	17.3	1.60	689,590	14.7	2.06
Certificates of deposit:
Maturing within 1 year	1,160,817	22.4	2.94	1,189,234	22.9	2.61	998,250	21.3	2.93
Maturing 1 to 3 years	1,188,683	22.9	3.79	876,342	16.9	3.69	812,212	17.4	4.01
Maturing more than 3 years	212,987	4.1	4.14	266,600	5.1	4.19	352,831	7.5	4.55

Total certificates	2,562,487	49.4	3.44	2,332,176	44.9	3.24	2,163,293	46.2	3.63

Total deposits	$5,187,946	100.0%	2.33%	$5,191,621	100.0%	2.05%	$4,678,499	100.0%	2.44%

(1)	Represents percentage of total deposits.

(2)	Represents weighted average nominal rate at fiscal year end.
     Large Certificates of Deposit Maturities. The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2005.

Certificates
Maturity Period	of Deposit
(In Thousands)
Three months or less	$67,383
Three through six months	61,101
Six through twelve months	95,366
Over twelve months	281,460

Total	$505,310

Borrowings
     Deposits are the primary source of funds for the Company’s lending and investment activities and for its general business purposes. The Company also relies upon borrowings from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Borrowings from the FHLB typically are collateralized by the Bank’s stock in the FHLB and a portion of the Bank’s first mortgage loans.

     The FHLB functions as a central reserve bank providing credit for the Bank and other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of such stock and certain of its first mortgage loans and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Borrowings are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of borrowings are based either on a fixed percentage of a member institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. All of the Company’s current FHLB borrowings have fixed interest rates and original maturities of between one day and twelve years.

	During the Year Ended June 30,
	2005	2004	2003
	(Dollars in Thousands)
FHLB-Pittsburgh borrowings:
Average balance outstanding	$406,057	$428,591	$412,817
Maximum outstanding at end of any month during period	412,915	519,631	471,416
Balance outstanding at end of period	377,846	412,981	430,014
Weighted average interest rate during period	4.64%	4.62%	4.78%
Weighted average interest rate at end of period	4.71%	4.83%	4.89%

Reverse repurchase agreements:
Average balance outstanding	$26,889	$29,364	$20,791
Maximum outstanding at end of any month during period	33,670	32,097	29,226
Balance outstanding at end of period	26,579	29,902	29,226
Weighted average interest rate during period	1.63%	1.27%	1.80%
Weighted average interest rate at end of period	2.25%	1.29%	1.27%

Other borrowings:
Average balance outstanding	$6,182	$6,253	$6,603
Maximum outstanding at end of any month during period	6,300	6,322	6,696
Balance outstanding at end of period	5,919	6,264	6,510
Weighted average interest rate during period	4.99%	5.10%	6.50%
Weighted average interest rate at end of period	4.99%	4.99%	5.12%

Total borrowings:
Average balance outstanding	$439,847	$466,277	$440,211
Maximum outstanding at end of any month during period	452,737	554,257	496,026
Balance outstanding at end of period	410,344	449,147	465,750
Weighted average interest rate during period	4.52%	4.39%	4.66%
Weighted average interest rate at end of period	4.55%	4.60%	4.66%
Competition
     The Company’s market area in Pennsylvania, western New York, eastern Ohio and Maryland has a large concentration of financial institutions. As a result, the Company encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations, and credit unions in its market area, and the Company expects continued strong competition from such financial institutions in the foreseeable future. The Company competes for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services.
     The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies, and other savings institutions. This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Company’s market area as well as the increased efforts by commercial banks to expand mortgage loan originations.
     The Company competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and builders. Factors that affect competition include general and local economic conditions, current interest rate levels, and volatility of the mortgage markets.

Subsidiary Activities
     The Company’s sole subsidiary is the Bank. The Bank has seven wholly owned subsidiaries, Great Northwest Corporation, Northwest Financial Services, Inc., Northwest Consumer Discount Company, Inc., Allegheny Services, Inc., Boetger and Associates, Inc., Fedcar, Inc., and Northwest Capital Group, Inc. For financial reporting purposes all of these companies are included in the consolidated financial statements of the Company.
     Great Northwest’s sole activity is holding equity investments in government-assisted low-income housing projects in various locations in the Company’s market area. At June 30, 2005, the Bank had an equity investment in Great Northwest of $5.1 million. For the fiscal year ended June 30, 2005, Great Northwest had net income of $396,000 generated primarily from federal low-income housing tax credits.
     Northwest Financial Services’ principal activity is the operation of retail brokerage activities for the Company. It also maintains ownership of the common stock of several financial institutions. In addition, Northwest Financial Services also holds an equity investment in one government assisted low-income housing project and owns 100% of the stock in Rid-Fed, Inc. At June 30, 2005, the Bank had an equity investment in Northwest Financial Services of $7.0 million, and for the fiscal year ended June 30, 2005, Northwest Financial Services had net income of $122,000.
     Northwest Consumer Discount Company operates 47 consumer finance offices throughout Pennsylvania and operates two consumer finance offices in New York State as a separate subsidiary doing business therein as Northwest Finance Company. At June 30, 2005, the Bank had an equity investment in Northwest Consumer Discount Company of $20.9 million and the net income of Northwest Consumer Discount Company for the fiscal year ended June 30, 2005 was $2.0 million. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreation vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.
     Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through the Bank’s wholesale lending operations. In addition, this Company has loans to both Northwest Savings Bank and Northwest Consumer Discount Company. At June 30, 2005 the Bank had an equity investment in Allegheny Services, Inc. of $516.0 million, and for the fiscal year ended June 30, 2005, Allegheny Services, Inc. had net income of $17.4 million.
     Boetger and Associates, Inc. is an actuarial services firm that was acquired on July 1, 2002. At June 30, 2005 the Bank had an equity investment of $1.1 million in Boetger and Associates and for the fiscal year ended June 30, 2005 Boetger and Associates had net income of $28,000.
     Fedcar, Inc. was acquired with First Carnegie in November, 2004. The primary activity of Fedcar is the collection of insurance commissions related to loan products originated by First Carnegie. At June 30, 2005 the Bank had an equity investment of $20,000 in Fedcar, and Fedcar reported no income for the year ended June 30, 2005.
     Northwest Capital Group’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure. At June 30, 2005 the Bank had an equity investment of $506,000 in Northwest Capital Group and for the fiscal year ended June 30, 2005 Northwest Capital Group reported net income of $123,000.
     Rid-Fed, Inc., a wholly owned subsidiary of Northwest Financial Services, has as its sole activity a commercial real estate loan to Northwest Capital Group. At June 30, 2005 Northwest Financial Services had an equity investment of $1.1 million in Rid-Fed, Inc. and for the fiscal year ended June 30, 2005 Rid-Fed, Inc. reported no net income.

     Northwest Finance Company, Inc. is a wholly owned subsidiary of Northwest Consumer Discount Company. Northwest Finance Company operates two consumer finance offices in Jamestown and Fredonia, New York. As of June 30, 2005, Northwest Consumer Discount Company’s equity investment in Northwest Finance Company was $(114,000). For the year ended June 30, 2005, Northwest Finance Company had a net loss of $10,000.
     Federal regulations require SAIF-insured institutions to provide 30 days advance notice to the FDIC before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured institution must also provide the FDIC such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the FDIC. In addition to other enforcement and supervision powers, the FDIC may determine after notice and opportunity for a hearing that the continuation of a savings association’s ownership of or relation to a subsidiary constitutes a serious risk to the safety, soundness or stability of the savings association, or is inconsistent with the purposes of federal banking law. Upon the making of such a determination, the FDIC may order the savings association to divest the subsidiary or take other actions.
Personnel
     As of June 30, 2005, the Company and its wholly owned subsidiaries had 1,498 full-time and 315 part-time employees. None of the Company’s employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.
REGULATION
General
     The Company is a Federal corporation, and the Mutual Holding Company is a Federal mutual holding company. The Company and the Mutual Holding Company are required to file certain reports with, and otherwise comply with the rules and regulations of the OTS.
     The Bank is a Pennsylvania-chartered savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the SAIF. The Bank is subject to extensive regulation by the Department of Banking of the Commonwealth of Pennsylvania (the “Department”), as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with or acquisitions of other savings institutions. There are periodic examinations by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department or the FDIC could have a material adverse impact on the Company, the Mutual Holding Company, the Bank and their operations.
Pennsylvania Savings Bank Law
     The Pennsylvania Banking Code of 1965, as amended (the “Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees, and depositors, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.
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

     The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department’s examination, the current practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney, or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.
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
     The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from 0% to 0.27% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.
     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. In addition, interest payments on FICO bonds issued in the late 1980’s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation are paid jointly by Bank Insurance Fund (“BIF”) insured institutions and SAIF-insured institutions. The FICO interest payments are paid pro rata by banks and thrifts based on approximately 2.1 basis point of deposits.
     As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations are able to convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves are subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six year period beginning in fiscal 1997. However, because the Company met the minimum level of mortgage lending test (i.e., the Company’s level of mortgage lending activity (re-financings and home equity loans excluded) exceeded its average mortgage lending activity for the six years preceding fiscal 1997 and 1998, adjusted for inflation), the Company was able to suspend its tax bad debt recapture for the 1997 and 1998 tax years. During each of the fiscal years from 1999 through 2004, the Company recaptured into taxable income approximately $1.3 million of the post-1987 bad debt reserves.
Capital Requirements
     Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an institution’s operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. Certain actions are required by law. The FDIC’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.
     The Bank is also subject to more stringent capital guidelines of the Department. Although not adopted in regulation form, the Department utilizes capital standards of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.
Loans-to-One Borrower Limitation
     Under federal regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Company’s internal policy, however, is to make no loans either individually or in the aggregate to one entity in excess of $15.0 million. However, in special circumstances this limit may be exceeded subject to the approval of the Board of Directors.
Prompt Corrective Action
     Under federal regulations, a bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of June 30, 2005, the Bank was a “well-capitalized institution” for this purpose.
Activities and Investments of Insured State-Chartered Banks
     Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary; (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’, and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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
     Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:
•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers.

•	Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.
Holding Company Regulation
     Generally. Federal law allows a state savings bank, such as the Bank, that qualifies as a “Qualified Thrift Lender,” discussed below, to elect to be treated as a savings association for purposes of the savings and loan company provisions of the HOLA. Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Company and the Mutual Holding Company have made such election by converting from a Pennsylvania corporation and a Pennsylvania mutual holding company to a Federal corporation and Federal mutual holding company, respectively, effective June 30, 2001. The Company and the Mutual Holding Company are savings and loan holding companies within the meaning of the HOLA. As such, the Company and the Mutual Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Holding Company and any nonsavings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, the Company and the Mutual Holding Company are generally not subject to state business organizations laws.
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
     Qualified Thrift Lender Test. To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. As of June 30, 2005 the Bank met the Qualified Thrift Lender test.
     Waivers of Dividends by the Mutual Holding Company. OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis. From the time the Mutual Holding Company converted to a federal charter it waived all dividends paid by the Company until May 2004. The Mutual Holding Company began waiving dividends again with the dividend paid in August 2005.
     Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Mutual Holding Company to convert from the mutual to the stock form of ownership (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to the Company (the “New Holding Company”), the Mutual Holding Company’s corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. Based upon current OTS policy, in a Conversion Transaction, each share of Common Stock held by the Company’s public stockholders (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction, subject to any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would also be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.
Federal Securities Laws
     Shares of the Company’s common stock are registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.
Sarbanes-Oxley Act of 2002
     The Sarbanes-Oxley Act of 2002 (the “Act”) provides for corporate governance, disclosure and accounting reforms intended to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing, quality control and independence standards, and will be funded by fees from all publicly traded companies. The Act also places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, the Act makes certain changes to the requirements for audit partner rotation after a period of time. The Act also requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report to the chief executive officer or chief legal officer of the company, evidence of a material violation of the securities laws or a breach of fiduciary duty by a company and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.
     Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restating a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in beneficial ownership in a company’s securities within two business days of the change.
     The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the public company. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company’s registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, controller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.
     Although the Company has incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Company’s results of operations or financial condition.
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
Dividends
     The Company’s ability to pay dividends depends, to a large extent, upon the Bank’s ability to pay dividends to the Company. The Banking Code of the Commonwealth of Pennsylvania states, in part, that dividends may be declared and paid by the Bank only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to capital. The Bank has not declared or paid any dividends which caused the Bank’s retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due to the FDIC. At June 30, 2005, the Bank’s retained earnings exceeded required capital by $117.8 million and the Bank was not in default of any assessment due the FDIC.
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
     The statute of limitations is open for potential examinations by the Internal Revenue Service for the tax years ended June 30, 2002 through June 30, 2005.
     State Taxation. The Company is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania. Dividends received from the Bank qualify for a 100% dividends received deduction and are not subject to Corporate Net Income Tax. In addition, the Company’s investments in its subsidiaries qualify as exempt intangible assets and greatly reduce the amount of Capital Stock Tax assessed.

     The Bank is subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Bank’s financial net income determined in accordance with generally accepted accounting principles with certain adjustments. The tax rate under the Mutual Thrift Institutions Tax is 11.5%. Interest on state and federal obligations is excluded from net income. An allocable portion of interest expense incurred to carry the obligations is disallowed as a deduction.
     The subsidiaries of the Bank are subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania and other applicable taxes in the states where they conduct business.
ITEM 2. PROPERTIES
     As of June 30, 2005, the Company conducted its business through its main office located in Warren, Pennsylvania, 132 other full-service offices throughout its market area in northwest, southwest and central Pennsylvania, 13 offices in southwestern New York, five offices in eastern Ohio and two offices in Maryland. The Company and its wholly owned subsidiaries also operated 47 consumer finance offices located throughout Pennsylvania and two consumer lending office in New York. At June 30, 2005, the Company’s premises and equipment had an aggregate net book value of approximately $96.0 million.
     Listed below is the location of each of the Company’s community banking offices.
              PENNSYLVANIA

Austin, Potter Co.
— 21 Turner Street

Bellefonte, Centre Co.
— 117 North Allegheny Street

Bellevue, Allegheny Co.
— 532 Lincoln Avenue

Bethel Park, Allegheny Co.
— 6284 Library Road

Bennetts Valley, Elk Co.
— 499 River Road

Bradford (4), McKean Co.
— Bradford Mall — 1001 E. Main Street
— 33 Main Street
— 85 West Washington Street
— 950 E. Main Street

Bridgeville, Allegheny Co.
— 431 Washington Avenue

Butler, Butler Co.
— 151 Pittsburgh Road

Canonsburg, Washington Co.
— 148 West Pike Street

Carnegie, Allegheny Co.
— 242 East Main Street

Centre Hall, Centre Co.
— 219 North Pennsylvania Avenue

Clarion (2), Clarion Co.
— 601 Main Street
— 97 West Main Street

Clearfield, Clearfield Co.
— 1200 South Second Street

Columbia, Lancaster Co.
— 350 Locust Street

Coudersport, Potter Co.
— 302 N. East Street

Corry, Erie Co.
— 150 North Center Street

Cranberry, Venango Co.
— Cranberry Mall

Ebensburg, Cambria Co.
— 176 Lovell Avenue

Edinboro, Erie Co.
— Walmart, 108 Washington Towne Blvd

Elizabeth, Allegheny Co.
— 603 Scenery Drive

Elizabethtown, Lancaster Co.
— 2296 South Market Street

Emporium, Cameron Co.
— 2 East Fourth Street

Erie (11), Erie Co.
— 2256 West 8th Street
— K-Mart Plaza West
2863 West 26th Street
— 4525 Buffalo Road
— Millcreek Mall
— 3407 Liberty Street
— 5624 Peach Street
— 401 State Street
— 121 West 26th Street
— K-Mart Plaza South
1328 East Grandview Blvd.
— 1945 Douglas Parkway
— 800 State Street

Fairview, Erie Co.
— 7512 West Ridge Road

Franklin, Venango Co.
— 1301 Liberty Street

Fredericktown, Washington Co.
— 520 Front Street

Galeton, Potter Co.
— 30 West Street

Gibsonia, Allegheny Co.
— The Village of St. Barnabus
5850 Meridian Road

Greenville, Mercer Co.
— Walmart, 45 Williamson Road

Grove City, Mercer Co.
— 200 S. Center Street

Hanover (2), York Co.
— 1 Center Square
— 1055 Baltimore Street

Harborcreek, Erie Co.
— 4270 East Lake Road

Hershey (2), Dauphin Co.
— 10 West Chocolate Avenue
— 370 West Governor Road

Johnsonburg (2), Elk Co.
— 553 Market Street
— Johnsonburg Plaza, Route 219

Johnstown(2), Cambria Co.
— 225 Franklin Street
— 475 Theatre Drive

Kane (2), McKean Co.
— 56 Fraley Street
— 355 Biddle Street

Kittanning, Armstrong Co.
— 22 Franklin Village Mall

Lake City, Erie Co.
— 2102 Rice Avenue

Lancaster(2), Lancaster County
— 922 Columbia Avenue
— 1195 Manheim Pike

Lawrenceville, Tioga Co.
— 53 Main Street

Lebanon (2), Lebanon Co.
— 770 Cumberland Street
— 547 South 10th Street

Lewistown, Mifflin County
— 51 West Market Street

Lititz, Lancaster Co.
— 744 South Broad Street

Lock Haven, Clinton Co.
— 104 East Main Street

Loyalsock, Lycoming Co.
— 815 Westminster Drive

Mansfield, Tioga Co.
— 50 South Main Street

Marianna, Washington Co.
— 1784 Main Street

Marienville, Forest Co.
— Walnut & West Spruce Street

McDonald, Washington Co.
— 101 East Lincoln Avenue

McKees Rocks, Allegheny Co.
— 1811 McKees Rocks Road

Meadville (3), Crawford Co.
— 999 South Main Street
— 73 Park Avenue
— 730 North Main Street

Mount Joy, Lancaster Co.
— 24 East Main Street

Mt. Lebanon, Allegheny Co.
— 300 Cochran Road

Myerstown, Lebanon Co.
— 1 West Main Avenue

New Bethlehem, Clarion Co.
— 301 Broad Street

New Holland, Lancaster Co.
— 201 West Main Street

North East, Erie Co.
— 35 East Main Street

Oil City (3), Venango Co.
— One East First Street
— 301 Seneca Street
— 259 Seneca Street

Palmyra, Lebanon Co.
— 1048 East Main Street

Pittsburgh (5), Allegheny Co.
— 543 Brownsville Road
— 710 Old Clairton Road
— 300 6th Avenue
— 201 North Craig Street
— 7709 McKnight Road

Pleasantville, Venango Co.
— 102 East State Street

Pottsville, Schuylkill Co.
— 104 North Centre Street

Red Lion, York Co.
— 3140 Cape Hern Road

Ridgway (2), Elk Co.
— 170 Main Street
— 125 Main Street

Rimersburg, Clarion Co.
— 629 Main Street

Sarver, Butler Co.
— Monroe Road and Route 356

Schaefferstown, Lebanon Co.
— Dutch-Way Shopping Mall
Route 501 North

Sewickley, Allegheny Co.
— 414 Beaver Street

Sheffield, Warren Co.
— 101 South Main Street

Shinglehouse, Potter Co.
— 105 West Academy Street

Sligo, Clarion Co.
— 1613 Bald Eagle Street

Smethport, McKean Co.
— 428 Main Street

Smithfield, Huntingdon Co.
— 100 Fairgrounds Road

Springboro, Crawford Co.
— 105 South Main Street

St. Marys (2), Elk Co.
— 39 South St. Marys Street
— St. Mary’s Plaza
824 Million Dollar Highway

State College (3), Centre Co.
— 201 West Beaver Avenue
— 611 University Drive
— 1524 West College Avenue
— 1767 North Atherton Street

Sykesville, Jefferson Co.
— Main and Park Street

Tidioute, Warren Co.
— 5 Buckingham Street

Tionesta, Forest Co.
— 221 Elm Street

Titusville (2), Crawford Co.
— Spring & Franklin Street
— 319 West Central Avenue

Union City (2), Erie Co.
— 22 North Main Street
— 4 Perry Street

Valencia, Butler Co.
— 1421 Pittsburgh Road

Volant, Lawrence Co.
— Main Street

Wampum, Lawrence Co.
— 342 Main Street

Warren (3), Warren Co.
— 1666 Market Street Ext.
— 125 Ludlow Street
— Liberty Street at Second Avenue

Washington (2), Washington Co.
— Walmart, 30 Trinity Point Drive
— 1265 West Chestnut Street

Wattsburg, Erie Co.
— 14457 Main Street

Wellsboro (2), Tioga Co.
— 61 Main Street
— 16 Main Street

Westfield, Tioga Co.
— 100 East Main Street

Westmont, Cambria Co.
— 1740 Lyter Drive

Wexford, Allegheny Co.
— 10533 Perry Highway

Wrightsville, York Co.
— 120 North 4th Street

York (3), York Co.
— Queensgate Shopping Center
2220 South Queens Street
— Stonybrook Plaza
3649 East Market Street
— 1700 Roosevelt Avenue
             MARYLAND

Baltimore, Baltimore Co.
— 1101 Maiden Choice Lane

Elkridge, Howard Co.
— 6050 Marshalee Drive
             NEW YORK

Amherst, Erie Co.
— 3150 Sheridan Drive

Buffalo (2), Erie Co.
— 295 Main Street
— 3670 McKinley Parkway

Cheektowaga, Erie Co.
— 3517 Union Road

Falconer, Chautauqua Co.
— 210 West Main Street

Jamestown (3), Chautauqua Co.
— 23 West Third Street
— 768 Foote Avenue
— 7 West Third Street

Kenmore, Erie Co.
— 2981 Delaware Avenue

Lakewood, Chautauqua Co.
— 311 East Fairmount Avenue

Mayville, Chautauqua Co.
— 29 S. Erie Street

Olean, Cattaraugus Co.
— 2513 West State Street

Williamsville, Erie Co.
— 4545 Transit Road

             OHIO

Ashtabula, Ashtabula Co.
— 1040 Lake Avenue

Chardon, Geauga Co.
— 325 Center Street

Geneva, Ashtabula Co.
— 30 East Main Street

Madison, Lake Co.
— 1903 Hubbard Road

Painesville, Lake Co.
— 70 Richmond Street

ITEM 3.	LEGAL PROCEEDINGS
     The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is listed on the Nasdaq National Market under the symbol “NWSB.” As of June 30, 2005, the Company had 22 registered market makers, 7,450 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 50,843,805 shares outstanding. As of such date, the Mutual Holding Company held 30,536,457 shares of common stock and stockholders other than the Mutual Holding Company held 20,307,348 shares. The following table sets forth market price and dividend information for the Company’s common stock. Information is presented for each quarter of the previous two fiscal years.

Fiscal Year Ended			Cash Dividends
June 30, 2005	High	Low	Declared
First quarter	$23.15	$20.42	$0.12
Second quarter	26.32	21.95	0.12
Third quarter	25.21	21.00	0.12
Fourth quarter	22.23	19.79	0.12

Fiscal Year Ended			Cash Dividends
June 30, 2004	High	Low	Declared
First quarter	$18.57	$15.75	$0.10
Second quarter	22.24	18.14	0.10
Third quarter	26.67	20.16	0.10
Fourth quarter	25.75	19.85	0.10
     Payment of dividends on the Common Stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company’s results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.
     There were no sales of unregistered securities during the quarter ended June 30, 2005.
     There were no issuer repurchases of securities during the quarter ended June 30, 2005.

ITEM 6.	SELECTED FINANCIAL DATA
Selected Financial and Other Data
     Set forth below are selected consolidated financial and other data of the Company. For additional information about the Company, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and related notes included elsewhere herein.

	At June 30,
	2005	2004*	2003	2002	2001
			(In Thousands)
Selected Consolidated Financial Condition Data:

Total assets	$6,330,482	$6,343,248	$5,681,695	$4,305,535	$3,852,831
Investment securities held-to-maturity	467,303	209,241	130,111	132,643	129,991
Investment securities available-for-sale	290,702	444,676	342,456	174,982	96,645
Mortgage-backed securities held-to-maturity	235,676	392,301	366,706	263,860	209,340
Mortgage-backed securities available-for-sale	384,481	411,003	561,628	260,741	294,934
Loans receivable net:
Real estate	3,150,668	2,995,110	2,599,324	2,309,752	2,200,115
Consumer	1,086,291	913,089	702,397	608,370	568,661
Commercial	139,925	145,742	128,153	94,484	87,805
Total loans receivable, net	4,376,884	4,053,941	3,429,874	3,012,606	2,856,581
Deposits	5,187,946	5,191,621	4,678,499	3,593,122	3,264,940
Advances from FHLB and other borrowed funds	410,344	449,147	465,750	259,260	276,212
Shareholders’ equity	582,190	550,472	395,074	316,640	275,713

	Years Ended June 30,
	2005	2004	2003	2002	2001
			(In Thousands)
Selected Consolidated Operating Data:

Total interest income	$321,824	$300,230	$282,524	$274,500	$269,430
Total interest expense	138,047	134,466	142,014	147,255	157,322

Net interest income	183,777	165,764	140,510	127,245	112,108
Provision for loan losses	9,566	6,860	8,445	6,360	5,347

Net interest income after provision for loan losses	174,211	158,904	132,065	120,885	106,761

Noninterest income	32,004	31,862	27,028	18,173	15,054
Noninterest expense	127,639	128,271	116,067	84,524	82,339
Income before income tax expense and cumulative effect of accounting change	78,576	62,495	43,026	54,534	39,476
Income tax expense	22,772	19,845	16,963	16,600	12,699

Income before cumulative effect of accounting change	55,804	42,650	26,063	37,934	26,777
Cumulative effect of accounting change	—	—	—	2,237	—

Net income	$55,804	$42,650	$26,063	$40,171	$26,777

Basic per share amounts:
Income before cumulative effect of accounting change	$1.12	$0.89	$0.55	$0.80	$0.57
Cumulative effect of accounting change	—	—	—	0.05	—

Net income	$1.12	$0.89	$0.55	$0.85	$0.57

Diluted per share amounts:
Income before cumulative effect of accounting change	$1.11	$0.88	$0.54	$0.79	$0.56
Cumulative effect of accounting change	—	—	—	0.05	—

Net income	$1.11	$0.88	$0.54	$0.84	$0.56

	At or for the Year Ended June 30,
	2005		2004		2003		2002		2001
Key Financial Ratios and Other Data:

Return on average assets (net income divided by average total assets)	0.88%		0.68%		0.51%		0.99%		0.75%
Return on average equity (net income divided by average equity)	9.91		8.27		7.25		13.61		10.25
Average capital to average assets	8.87		8.27		7.07		7.24		7.27
Capital to total assets	9.20		8.68		6.95		7.35		7.16
Net interest rate spread (average yield on interest-earning assets less average cost of interest-bearing liabilities)	3.07		2.83		2.85		3.11		2.97
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.24		2.98		3.01		3.42		3.35
Noninterest expense to average assets	2.01		2.06		2.28		2.07		2.29
Net interest income to noninterest expense	1.44	x	1.29	x	1.21	x	1.51	x	1.36	x
Dividend payout ratio	43.24		45.45		59.26		28.57		28.57
Nonperforming loans to net loans receivable	0.76		0.80		0.96		0.52		0.62
Nonperforming assets to total assets	0.64		0.57		0.68		0.49		0.55
Allowance for loan losses to nonperforming loans	93.91		94.35		82.93		139.51		115.06
Allowance for loan losses to net loans receivable	0.72		0.76		0.79		0.73		0.71
Average interest-earning assets to average interest-bearing liabilities	1.08	x	1.06	x	1.06	x	1.08	x	1.08	x
Number of:
Full-service offices	153		152		141		126		118
Consumer finance offices	49		49		47		49		45

* - Includes effect of Bell Federal Savings and Loan acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     In addition to historical information, this document contains forward-looking statements. The forward-looking statements contained in the following sections are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed. Readers should not place undue reliance on these forward-looking statements, as they reflect management’s analysis as of the date of this report. The Company has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and current reports filed on Form 8-K.
Executive Summary
     The Company’s financial condition and financial results have been revised to reflect acquisitions of both Leeds and First Carnegie as of the date they were acquired by the Mutual Holding Company. Leeds was acquired by the Mutual Holding Company on January 24, 2003 and First Carnegie was acquired by the Mutual Holding Company on April 30, 2004. These amounts have been revised because the Mutual Holding Company accounted for the acquisition in a manner similar to a pooling of interests and the subsequent acquisition of both entities by the Company was between entities under common control. As such, all discussion is based on these revised amounts.
     Total assets decreased by $12.8 million, or less than 1%, to $6.330 billion at June 30, 2005 from $6.343 billion at June 30, 2004. Total assets increased by $661.6 million, or 11.6%, to $6.343 billion at June 30, 2004 from $5.682 billion at June 30, 2003. This increase was funded primarily by a $513.1 million increase in deposits as a result of the Bell Federal acquisition and net income of $42.7 million.
     The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on the Company’s interest-earning assets, consisting primarily of loans, mortgage-backed securities and other investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, borrowed funds, and trust-preferred securities. Net interest income is a function of the Company’s interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. Also contributing to the Company’s earnings is noninterest income which consists primarily of service charges, fees related to insurance and investment management and trust services, and gains and losses on sale of assets. Interest income and noninterest income are offset by a provision for loan losses, general administrative and other expenses, including employee compensation and benefits, occupancy and equipment costs, as well as by state and federal income tax expense.
     Net income for the fiscal year ended June 30, 2005 was $55.8 million, or $1.11 per diluted share, an increase of $13.1 million, or 30.8%, from $42.7 million, or $0.88 per diluted share, for the prior fiscal year. The current year increase in net income is primarily due to an increase in the Company’s margin. Negatively impacting the prior year’s net income was the impairment of goodwill related to First Carnegie and penalties for prepayment of FHLB advances recorded by First Carnegie. Both of these transactions occurred prior to the Company’s acquisition of First Carnegie.
     Net income for the fiscal year ended June 30, 2004 was $42.7 million, or $0.88 per diluted share, an increase of $16.6 million, or 63.6%, from $26.1 million, or $0.54 per diluted share, for the fiscal year ended June 30, 2003. This increase in net income resulted from increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses and noninterest expense, including the effect of an impairment charge relating to goodwill recorded when Leeds was acquired by the Company’s MHC parent. The goodwill impairment charge was recorded by Leeds prior to its acquisition by the Company while Leeds was owned by MHC.

Critical Accounting Policies
     The Company’s critical accounting policies involve accounting estimates that: a) require assumptions about highly uncertain matters, and b) could vary sufficiently to cause a material effect on the Company’s financial condition or results of operations.
     Allowance for Loan Losses. In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the security for the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using the Company’s historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date. Commercial loans over a certain dollar amount are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans under SFAS 114, “Accounting by Creditors for Impairment of a Loan". Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations. The allowance review methodology is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results. Management believes, to the best of their knowledge, that all known losses as of the balance sheet date have been recorded.
     Goodwill. Goodwill is not subject to amortization but must be tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. Reporting units are identified based upon analyzing each of the Company’s individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill is allocated to the carrying value of each reporting unit based on its relative fair value at the time it is acquired. Determining the fair value of a reporting unit requires a high degree of subjective management judgment. A discounted cash flow valuation model is used to determine the fair value of each reporting unit. The discounted cash flow model incorporates such variables as growth of net income, interest rates and terminal values. Based upon an evaluation of key data and market factors, management selects the specific variables to be incorporated into the valuation model. Future changes in the economic environment or the operations of the operating units could cause changes to these variables, which could give rise to declines in the estimated fair value of the reporting unit. Declines in fair value could result in impairment being identified. The Company has established December 31 of each year as the date for conducting its annual goodwill impairment assessment. The variables are selected as of that date and the valuation model is run to determine the fair value of each reporting unit. At December 31, 2004, the Company did not identify any individual reporting unit where the fair value was less than the carrying value.

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
Financial Condition
     Cash and cash equivalents. Cash and equivalents decreased by $255.8 million, or 65.3%, to $135.9 million at June 30, 2005 from $391.7 million at June 30, 2004. This decrease was due to the Company utilizing these short-term funds to fund loan growth. Cash and equivalents decreased by $149.1 million to $391.7 million at June 30, 2004 from $540.8 million at June 30, 2003. This decrease was due to the Company utilizing these short-term funds to purchase higher yielding investments.
     Investment securities. Investment securities increased by $104.1 million, or 15.9%, to $758.0 million at June 30, 2005 from $653.9 million at June 30, 2004. This increase resulted from the Company investing excess funds in investments providing higher yields in an effort to increase interest income while staying within its targeted interest rate risk profile.
     Mortgage-backed securities. Mortgage-backed securities decreased by $183.1 million, or 22.8%, to $620.2 million at June 30, 2005 from $803.3 million at June 30, 2004. This decrease resulted from repayments and prepayments on mortgage-backed securities, the proceeds of which were used to purchase other variable rate investment securities and fund loan growth
     Loans receivable. Net loans receivable increased by $322.9 million, or 8.0%, to $4.377 billion at June 30, 2005 from $4.054 billion at June 30, 2004. The increase is primarily a result of continued strong loan demand throughout the Company’s market. Net loans receivable increased by $624.1 million, or 18.2%, to $4.054 billion at June 30, 2004 from $3.430 billion at June 30, 2003. This increase is primarily the result of the acquisition of Bell Federal Savings and Loan Association and the introduction of popular new products.
     Deposits. Deposits decreased by $3.7 million, or less than 1.0%, to $5.188 billion at June 30, 2005 from $5.192 billion at June 30, 2004. This decrease was primarily attributed to an anticipated movement of deposits to other nonbank investments, as well as an anticipated deposit runoff of the Leeds and First Carnegie customers after their acquisition by the Company. Deposits increased by $513.1 million, or 11.0%, to $5.192 billion at June 30, 2004 from $4.678 billion at June 30, 2003. This increase was primarily due to the acquisition of Bell Federal Savings and Loan Association. Which had deposits to $609.4 million, offset by some expected Runoff and the loss of rate sensitive municipal deposits.
     Borrowings. Borrowings decreased by $38.8 million, or 8.6%, to $410.3 million at June 30, 2005 from $449.1 million at June 30, 2004. This decrease resulted from scheduled maturities and scheduled amortization of Federal Home Loan Bank of Pittsburgh (“FHLB”) advances. Borrowings decreased by $16.6 million, or 3.6%, to $449.1 million at June 30, 2004 from $465.7 million at June 30, 2003. This decrease also resulted from the scheduled maturities and amortization of FHLB advances. During the 2004 fiscal year, the Company acquired $186.7 million of borrowings from the acquisition of Bell Federal and simultaneously prepaid the entire amount acquired. This prepayment transaction was completed in an effort to unwind Bell’s wholesale leveraging strategy.
     Shareholders’ equity. Shareholders’ equity increased by $31.7, or 5.8%, to $582.2 million at June 30, 2005 from $550.5 million at June 30, 2004. This increase is mainly attributable net income of $55.8 million, partially offset by dividends paid of $20.2 million. Shareholders’ equity increased by $155.4 million, or 39.3%, to $550.5 million at June 30, 2004 from $395.1 million at June 30, 2003. This increase is primarily attributable to the Company’s incremental stock offering, where the Company sold 7,255,520 share of common stock to the public and cancelled an equal number of shares owned by Northwest Bancorp, MHC. The offering raised $112.8 million in net proceeds. Also increasing equity was net income of $42.7 million, offset by dividends paid of $10.0 million.
Results of Operations – 6/30/05 compared to 6/30/04
     Interest income. Interest income increased by $21.7 million, or 7.1%, on a taxable equivalent basis, to $329.7 million for the fiscal year ended June 30, 2005 from $308.0 million for the fiscal year ended June 30, 2004. The increase was primarily due to increases in both average interest-earning assets of $89.4 million and average rate earned on interest-earning assets of 0.29%. The increase in interest-earning assets was due to the continued growth of the Northwest franchise, while the increase in average rates earned was due to an increase in the yield on variable rate assets during a period of increasing short-term interest rates.
     Interest income on loans receivable increased by $17.3 million, or 7.0%, on a taxable equivalent basis, to $262.2 million for the year ended June 30, 2005 from $244.9 million for the year ended June 30, 2004. This increase resulted from continued portfolio growth, the effects of which were offset by a decrease in the portfolio yield. Average loans outstanding increased by $388.0 million, or 10.1%, to $4.234 billion from $3.846 billion, while the average taxable equivalent yield on these loans decreased 0.18% to 6.19% from 6.37%. The decrease in yield was due primarily to the refinancing of loans with rates that were higher than current market rates.
     Interest income on mortgage-backed securities increased by $287,000, or 1.1%, to $26.1 million for the year ended June 30, 2005 from $25.8 million for the year ended June 30, 2004. Interest income on mortgage-backed securities increased due to the average rate increasing by 0.66% from 2.92% to 3.58%, which largely offset a decrease in the average balance of $154.1 million, to $729.8 million from $883.9 million. The increase in yield reflects an increase in the rates for variable rate securities and the decrease in average balance reflects the Company’s effective deployment of funds from mortgage-backed securities to loans.
     Interest income on investment securities increased by $3.3 million, or 9.9%, on a taxable equivalent basis, to $36.4 million for the year ended June 30, 2005 from $33.1 million for the year ended June 30, 2004. This increase was due to the average balance increasing by $27.4 million from $662.7 million to $690.1 million and the average rate increasing 0.28% from 5.00% to 5.28%. The increase in average balance results from the Company’s ongoing management of its balance sheet where overnight funds were moved into investment securities that provide higher yields. The increase in interest rates resulted from rates on variable rate investments increasing with the general upward movement in market interest rates.
     Interest expense. Interest expense increased by $3.5 million, or 2.7%, to $138.0 million for the fiscal year ended June 30, 2005 from $134.5 million for the year ended June 30, 2004. This relatively modest increase in interest expense resulted from a $16.3 million, or less than 1%, increase in interest bearing liabilities combined with a 0.05% increase in the average cost to 2.51% from 2.46%.
     Net interest income. Net interest income increased by $18.2 million, or 10.5%, on a taxable equivalent basis, to $191.7 million for the year ended June 30, 2005 from $173.5 million for the year ended June 30, 2004. This increase is the combined result of all of the factors discussed above.
     Provision for Loan Losses. Management analyzes the allowance for loan losses as described in the section “Allowance for Loan Losses.” The provision recorded adjusts this reserve to a level that reflects the losses inherent in the Company’s loan portfolio. The provision for loan losses increased by $2.7 million, or 39.5%, to $9.6 million for the year ended June 30, 2005 from

$6.9 million for the year ended June 30, 2004. The increase in the provision is a result of increased charge-offs during the current fiscal year and the current trend in delinquencies. To the best of management’s knowledge, management believes that all known losses as of June 30, 2005 have been recorded.
     Noninterest income. Noninterest income increased by $142,000, or 0.5%, to $32.0 million for the year ended June 30, 2005 from $31.9 million for the year ended June 30, 2004. The increase in noninterest income is primarily due to an increase in service charges and fees, trust and other financial services income as well as an increase in insurance commission income. Service charges and fees increased $2.7 million, or 19.3%, to $16.8 million trust and other financial services income increased $309,000, or 7.8%, to $4.3 million and insurance commission income increased $ 1.3 million, or 134.4%, to $2.2 million. The increase in service charges and other financial services income is due to increased volume and growth. Insurance Commissions increased primarily as a result of the Company again offering insurance products on consumer loans. Offsetting these increases was a decrease in the gain on sale of marketable securities. Gain on sale of marketable securities decreased by $4.0 million to $523,000 for the fiscal year ended June 30, 2005 from $4.5 million for the fiscal year ended June 30, 2004. The gain on sale of marketable securities during the prior fiscal year was heavily influenced by the Company’s restructuring of its balance sheet after its acquisition of Bell Federal Savings and Loan Association. The gains recorded in the current year resulted primarily from securities being called at prices that exceeded the Company’s carrying value. It is not the Company’s policy to actively sell investments to increase noninterest income.
     Noninterest expense. Noninterest expense decreased $632,000, or 0.5%, to $127.6 million for the year ended June 30, 2005 from $128.3 million for the year ended June 30, 2004. Most major expense categories increased during the year with the largest increase recorded in compensation and employee benefits. Prior year noninterest expense includes a goodwill impairment charge of $7.9 million and a penalty on the prepayment of FHLB borrowings of $2.5 million, both recorded by First Carnegie prior to its acquisition by the Company. Excluding these items, noninterest expense increased $9.8 million, or 8.3%, to $127.6 million for the year ended June 30, 2005 from $117.8 million for the prior fiscal year. Compensation and employee benefits increased by $5.7 million, or 8.9%, to $70.8 million for the year ended June 30, 2005 from $65.1 million for the year ended June 30, 2004. Contributing to this increase was an increase in full-time equivalent employees and the overall cost of health insurance. Other increases in the major expense categories are attributed to the overall growth of the Company. During the year ended June 30, 2005, the Company increased its core banking franchise by four retail offices.
     Income taxes. Income tax expense increased by $3.0 million, or 14.8%, to $22.8 million for the year ended June 30, 2005 from $19.8 million for the year ended June 30, 2004. Primarily contributing to the increase was an increase in pre-tax income of $16.1 million, or 25.7%.
Results of Operations – 6/30/04 compared to 6/30/03
     Interest Income. Interest income increased by $22.6 million, or 7.9%, on a taxable equivalent basis, to $308.0 million for the fiscal year ended June 30, 2004 from $285.4 million for the fiscal year ended June 30, 2003. This increase resulted from an increase in average interest-earning assets of $1.064 billion being partially offset by a decrease of 0.71% in the average rate earned on interest earning assets to 5.29% from 6.00%. The increase in interest-earning assets was mainly attributed to the acquisition of Bell Federal Savings and Loan Association.
     Interest income on loans receivable increased by $13.7 million, or 5.9%, on a taxable equivalent basis, to $244.9 million for the year ended June 30, 2004 from $231.2 million for the year ended June 30, 2003. This increase resulted primarily from the Company’s growth in its loan portfolio during the period. Average loans outstanding increased by $587.7 million, or 18.0%, to $3.846 billion from $3.259 billion during the period, which was partially offset by a decrease in the average yield on loans to 6.37% from 7.10%. Average loans outstanding increased over the period because of strong loan demand throughout the Company’s market area as well as through the acquisition of Bell. The decrease in average yield resulted primarily from the repricing of variable rate loans and the refinancing of fixed rate loans in a historically low interest rate environment along with the growth in the Company’s loan portfolio over the past two years at interest rate levels lower than the existing average portfolio rate.
     Interest income on mortgage-backed securities decreased by $929,000, or 3.5%, to $25.8 million for the year ended June 30, 2004 from $26.7 million for the year ended June 30, 2003. The decrease resulted because the average rate decreased by 0.72% from 3.64% to 2.92% and was partially offset by an increase in average balance of $150.1 million, or 20.5%, from $733.8 million to $883.9 million. The increase in average balance resulted from the Company’s efforts to increase its investment in variable rate mortgage-backed securities in an effort to maintain its net interest margin in the event of rising interest rates. The decrease in average rate is a result of the emphasis on holding more variable rate securities, which typically offer lower yields than fixed rate securities.
     Interest income on investment securities increased by $11.3 million, or 52.3%, on a taxable equivalent basis, to $33.1 million for the year ended June 30, 2004 from $21.8 million for the year ended June 30, 2003. This increase resulted primarily because the average balance of investment securities increased by $317.2 million, or 91.8%, to $662.7 million from $345.5 million, which was partially offset by a decrease in the taxable equivalent yield to 5.00% from 6.30%. The increase in the average balance of investment securities over the period was primarily due to the Company investing a greater percentage of its interest-earning assets in short-term and variable rate investments in preparation for a potential rise in interest rates. The decrease in the taxable equivalent yield was primarily a result of the continued decrease in interest rates.
     Interest expense. Interest expense decreased by $7.5 million, or 5.3%, to $134.5 million for the fiscal year ended June 30, 2004 from $142.0 million for the year ended June 30, 2003. This decrease was primarily due to a decrease in the average cost of interest-bearing liabilities to 2.46% from 3.15%, which was partially offset by an increase in the average balance of interest-bearing liabilities of $971.3 million, or 21.6%, to $5.476 billion from $4.504 billion. The decrease in the cost of funds resulted from the continued low level of short-term interest rates and the movement of deposits from certificates of deposits to savings and money market accounts. The increase in the average balance of interest-bearing liabilities resulted primarily from the acquisition of Bell Federal.
     Net interest income. Net interest income increased by $30.1 million, or 21.0%, on a taxable equivalent basis, to $173.5 million for the fiscal year ended June 30, 2004 compared to $143.4 million for the fiscal year ended June 30, 2003. This increase is the combined result of all of the factors discussed above.
     Provision for Loan Losses. Management analyzes the allowance for loan losses as described in the section “Allowance for Loan Losses.” The provision recorded adjusts this reserve to a level that reflects the losses inherent in the Company’s loan portfolio. The provision for loan losses decreased by $1.5 million, or 18.8%, to $6.9 million for the year ended June 30, 2004 from $8.4 million for the year ended June 30, 2003.
     Noninterest income. Noninterest income increased by $4.9 million, or 17.9%, to $31.9 million for the year ended June 30, 2004 from $27.0 million for the year ended June 30, 2003. This increase in noninterest income was primarily related to the gain on sale of marketable securities, related to the Bell Federal acquisition that was previously discussed. In addition, service charges and other financial services income increased due to additional customer relationships. Income from bank owned life insurance increased $953,000, or 27.9%, primarily because of the acquisition of Bell Federal which had approximately $20.0 million of officer life insurance.
     Noninterest expense. Noninterest expense increased by $12.2 million, or 10.5%, to $128.3 million for the year ended June 30, 2004 from $116.1 million for the year ended June 30, 2003. Compensation and employee benefit expense increased by $9.9 million, or 18.0%, to $65.1 million; premises and occupancy costs increased by $2.5 million, or 18.4%, to $16.2 million; and amortization of intangible assets increased $4.0 million, to $4.7 million. These increases were primarily a result of the significant growth of the Company including the growth of its retail network of offices, the acquisition of Bell Federal Savings and Loan Association, and the addition of new products and services. Included in noninterest expense for the fiscal year ended June 30, 2003 was a goodwill impairment charge of $16.8 million recorded by Leeds prior to its acquisition by the Company. Excluding the goodwill impairment charge of $7.9 million and the prepayment penalties of $2.5 million from the fiscal year ended June 30, 2004, and excluding the goodwill impairment charge of $16.8 million from the fiscal year ended June 30, 2003, noninterest expense increased $18.5 million, or 18.7%, to $117.8 million for the year ended June 2004 from $99.3 million for the year ended June 30, 2003.
     Income taxes. Income tax expense increased by $2.8 million, or 17.0%, to $19.8 million for the year ended June 30, 2004 from $17.0 million for the fiscal year ended June 30, 2003. The increase is a result of an increase in pre-tax income of $19.5 million, or 45.3%. Partially offsetting the increase in taxable income was a decrease in the effective tax rate to 31.8% from 39.4%, as the goodwill impairment charges in both years are not tax deductible.

     Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Years Ended June 30
	2005				2004				2003
				Average				Average				Average
	Average			Yield/	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost
					(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)(2) (3)	$4,234,241		$262,158	6.19%	$3,846,261		$244,926	6.37%	$3,258,520		$231,204	7.10%
Mortgage-backed securities (4)	729,757		26,102	3.58	883,914		25,815	2.92	733,832		26,744	3.64
Investment securities(3)(4)(5)	690,096		36,415	5.28	662,687		33,128	5.00	345,501		21,759	6.30
FHLB stock	35,504		855	2.41	38,381		572	1.49	30,711		924	3.01
Interest-earning deposits	222,422		4,184	1.88	391,352		3,527	0.90	389,855		4,813	1.23

Total interest-earning assets	5,912,020		329,714	5.58	5,822,595		307,968	5.29	4,758,419		285,444	6.00
Noninterest-earning assets(6)	433,796				415,125				327,966

Total assets	$6,345,816				$6,237,720				$5,086,385

Interest-bearing liabilities:
Savings accounts	$1,080,889		$15,037	1.39	$1,031,405		13,923	1.35	$841,614		17,849	2.12
NOW accounts	669,485		5,363	0.80	683,626		5,302	0.78	561,794		6,897	1.23
Money market demand accounts	756,026		13,168	1.74	876,157		14,786	1.69	525,503		12,412	2.36
Certificate accounts	2,443,718		76,511	3.13	2,317,003		72,317	3.12	2,036,329		76,726	3.77
Borrowed funds(7)	439,847		19,889	4.52	466,277		20,482	4.39	440,211		20,521	4.66
Debentures	102,062		8,079	7.92	101,297		7,656	7.56	99,000		7,610	7.69

Total interest-bearing liabilities	5,492,027		138,047	2.51	5,475,765		134,466	2.46	4,504,451		142,015	3.15
Noninterest-bearing liabilities	290,842				246,105				222,572

Total liabilities	5,782,869				5,721,870				4,727,023
Shareholders’ equity	562,947				515,850				359,362

Total liabilities and equity	$6,345,816				$6,237,720				$5,086,385

Net interest income			$191,667				$173,502				$143,429

Net interest rate spread(8)				3.07%				2.83%				2.85%

Net interest-earning assets	$419,993				$346,830				$253,968

Net interest margin(9)				3.24%				2.98%				3.01%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08	x			1.06	x			1.06	x

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(3)	Interest income on tax-free investment securities and tax-free loans are presented on a taxable equivalent basis.

(4)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(5)	Average balances include Fannie Mae and Freddie Mac stock.

(6)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(7)	Average balances include FHLB advances, securities sold under agreements to repurchase and other borrowings.

(8)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(9)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
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

	Years Ended June 30,
	2005 vs. 2004			2004 vs. 2003
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
				(In Thousands)
Interest-earning assets:
Loans receivable	$(7,474)	$24,706	$17,232	$(27,980)	$41,702	$13,722
Mortgage-backed securities	5,801	(5,514)	287	(6,399)	5,470	(929)
Investment securities	1,900	1,387	3,287	(8,607)	19,976	11,369
FHLB stock	352	(69)	283	(583)	231	(352)
Interest-earning deposits	3,834	(3,177)	657	(1,304)	18	(1,286)

Total interest-earning assets	4,413	17,333	21,746	(44,873)	67,397	22,524

Interest-bearing liabilities:
Savings accounts	436	678	1,114	(7,951)	4,025	(3,926)
NOW accounts	174	(113)	61	(3,091)	1,496	(1,595)
Money market demand accounts	474	(2,092)	(1,618)	(5,908)	8,282	2,374
Certificate accounts	233	3,961	4,194	(14,984)	10,575	(4,409)
Borrowed funds	602	(1,195)	(593)	(1,254)	1,215	(39)
Debentures	364	59	423	(131)	177	46

Total interest-bearing liabilities	2,283	1,298	3,581	(33,319)	25,770	(7,549)

Net change in net interest income	$2,130	$16,035	$18,165	$(11,554)	$41,627	$30,073

     Regulatory Capital Requirements. The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit card relationships.
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
     The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2005, the Company’s banking subsidiary exceeded its capital requirements.
     A bank which has less than the minimum leverage capital requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could be subject to a cease-and-desist order from the FDIC. The FDIC’s regulation also provides that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier I leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.
     The following table summarizes the Bank’s total shareholders’ equity, regulatory capital, total risk-based assets, leverage and risk-based regulatory ratios at June 30, 2005 and 2004.

	June 30, 2005	June 30, 2004
	(Dollars in thousands)
Total shareholders’ equity (GAAP capital)	$667,374	$539,691
Less: unrealized (gain)/ loss on securities available for sale	(4,492)	2,438
Less: nonqualifying intangible assets	(154,253)	(139,839)

Leverage capital	508,629	402,290
Plus: Tier 2 capital (1)	34,110	28,541

Total risk-based capital	542,739	430,831

Average total assets for leverage ratio	6,083,422	5,323,638

Net risk-weighted assets including off-balance sheet items	3,494,230	2,868,810

Leverage capital ratio	8.36%	7.56%
Minimum requirement (2)	3.00% to 5.00%	3.00% to 5.00%
Risk-based capital ratio	15.53%	15.02%
Minimum requirement	8.00%	8.00%

(1)	Tier 2 capital consists of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC, and 45% of pre-tax net unrealized gains on securities available-for-sale.

(2)	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3.00%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points.
     The Bank is also subject to Pennsylvania Department of Banking (“Department”) capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.
     Liquidity and Capital Resources. The Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy of the Company, to be eligible for liquidity. Liquidity is quantified through the use of a standard liquidity ratio of liquid assets to short-term borrowings plus deposits. Using this formula, the Bank’s liquidity ratio was 23.0% as of June 30, 2005. The Bank adjusts its liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset and liability management objectives.
     In addition to deposits, the Company’s primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits amounted to $52.2 million at June 30, 2005. For additional information about cash flows from the Company’s operating, financing, and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

     A major portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.
     Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2005, the Company had $377.8 million in advances from the FHLB. The Company borrows from the FHLB to reduce interest rate risk and to provide liquidity when necessary.
     At June 30, 2005, the Company’s customers had $255.4 million of unused lines of credit available and $69.5 million in loan commitments. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at June 30, 2005, totaled $1.161 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company.
     The major sources of the Company’s cash flows are the areas of loans, marketable securities, deposits and borrowed funds.
     Deposits are the Company’s primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of management’s control, such as the general level of short-term and long-term interest rates in the economy, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as the Company, are also subject to deposit outflows. The Company’s net deposits increased/(decreased) by $(3.6) million, $(177.8) million and $560.8 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.
     Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of interest rates in the economy. Funds received from loan maturities and principal payments on loans for the fiscal years ended in June 30, 2005, 2004 and 2003 were $997.3 million, $966.3 million and $1.000 billion, respectively. Loan originations for the years ended June 30, 2005, 2004 and 2003 were $1.430 billion, $1.431 billion and $1.317 billion, respectively. The Company also sells a portion of the loans it originates and the cash flows from such sales for the fiscal years ended June 30, 2005, 2004 and 2003 were $78.2 million, $89.9 million and $233.9 million, respectively.
     The Company also experiences significant cash flows from its portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature. During recent years, the Company has utilized cash to increase its portfolio of marketable securities. Cash flow from the repayment of principal and the maturity of marketable securities for the fiscal years ended June 30, 2005, 2004 and 2003 were $483.1 million, $1.134 billion and $639.6 million, respectively. During the fiscal years ended June 30, 2005, 2004 and 2003, the company utilized cash to purchase marketable securities in the amount of $420.3 million, $945.4 million and $1.230 billion, respectively.
     When necessary, the Company utilizes borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net increase/(decrease) of $(37.9) million, $(250.4) million and $151.3 million for the fiscal year ended June 30, 2005, 2004 and 2003, respectively.
     Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $20.2 million, $10.0 million and $3.9 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Northwest Bancorp, MHC did accept payment of dividends during the first three quarters of the current fiscal year and the fourth fiscal quarter of the year ended June 30, 2004. Prior to that, Northwest Bancorp, MHC waived its right to receive dividends. Dividends paid to Northwest Bancorp, MHC during the fiscal years ended June 30, 2005, 2004 and 2003 were $10.6 million, $2.8 million and $0, respectively. Dividends waived by Northwest Bancorp, MHC during fiscal years ending June 30, 2005, 2004 and 2003 were $3.7 million, $9.2 million and $11.3 million, respectively.
     Contractual Obligations. The Company is obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type.

	Payments due
		One year to	Three years
	Less than	less than	to less than	Five years
	one year	three years	five years	or greater	Total
			(In thousands)
Contractual obligations at June 30, 2005

Long-term debt	$26,579	$43,396	$144,383	$195,986	$410,344
Junior subordinated debentures	—	—	—	102,062	102,062
Operating leases	2,634	4,229	3,253	4,788	14,904

Total	$29,213	$47,625	$147,636	$302,836	$527,310

(1)	See Note 11, Borrowed funds, of the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 22, Junior Subordinated Debentures/Trust-Preferred Securities, of the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 8, Premises and Equipment, of the Notes to Consolidated Financial Statements for additional information.
     Impact of Inflation and Changing Prices. The Consolidated Financial Statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.
Impact of New Accounting Standards
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R is a revision of the FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and any related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005, which for the Company will be July 1, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. As of the required effective date, the Company will apply SFAS 123R using a permitted modified version of retrospective application. Under this transition method, the Company will recognize compensation costs as new and previously issued stock option grants vest. The Company does not anticipate any material difference between the application of SFAS 123 and SFAS 123R. See the Summary of Significant Accounting Principals section of this annual report for analysis on the effect of this new standard on the Company’s financial statements.
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
     Asset and Liability Management-Interest Rate Sensitivity Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. Similarly, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income.
     The Company’s policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of its interest-earning assets. The Company (i) emphasizes the origination of short-term, fixed-rate consumer loans, and at June 30, 2005, such loans constituted $817.9 million, or 18.5%, of the Company’s total loan portfolio; (ii) purchases adjustable-rate investment securities and mortgage-backed securities which at June 30, 2005 totaled $417.9 million; and (iii) originates adjustable-rate mortgage loans, adjustable-rate consumer loans, and adjustable-rate commercial loans, which at June 30, 2005, totaled $734.2 million or 16.6% of the Company’s total loan portfolio. Of the Company’s $5.839 billion of interest-earning assets at June 30, 2005, $1.567 billion, or 26.8%, consisted of assets with adjustable rates of interest. The Company also attempts to reduce interest rate risk by lengthening the maturities of its interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer term certificates of deposit.
     At June 30, 2005, total interest-bearing assets maturing or repricing within one year exceeded total interest-earning liabilities maturing or repricing in the same period by $8.7 million, representing a cumulative positive one-year gap ratio of 0.14%. The Company has an Asset/Liability Committee with members consisting of various individuals from Senior Management. This committee meets monthly in an effort to effectively manage the Company’s balance sheet and to monitor activity and set pricing. The Company also has a Risk Management Committee comprised of certain members of the Board of Directors which, among other things, is responsible for reviewing the Company’s level of interest rate risk. The Committee meets quarterly and, as part of their risk management assessment, reviews interest rate risks and trends, the Company’s interest sensitivity position and the liquidity and market value of the Company’s investment portfolio.

     The following table sets forth, on an amortized cost basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2005, which are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of the term of repricing or the contractual term of the asset or liability. Management believes that these assumptions approximate the standards used in the savings industry and considers them appropriate and reasonable. For information regarding the contractual maturities of the Company’s loans, investments and deposits, see “Business of the Company—Lending Activities,” “—Investment Activities” and “—Sources of Funds.”

	Amounts Maturing or Repricing
	Within 1					Over 20
	Year	1-3 Years	3-5 Years	5-10 Years	10-20 Years	Years	Total
			(Dollars in Thousands)
Rate-sensitive assets:
Interest-earning deposits	$52,237	$—	$—	$—	$—	$—	$52,237
Mortgage-backed securities:
Fixed	60,828	71,930	35,187	35,479	—	—	203,424
Variable	417,901	—	—	—	—	—	417,901
Investment securities	449,646	106,752	84,112	112,281	—	—	752,791
Real estate loans:
Adjustable-rate	59,217	4,548	—	—	—	—	63,765
Fixed-rate	307,715	538,069	466,459	828,640	431,971	—	2,572,854
Home equity lines of credit	162,098	—	—	—	—	—	162,098
Education loans	112,462	—	—	—	—	—	112,462
Other consumer loans	301,558	316,362	144,907	62,083	—	—	824,910
Commercial loans	311,837	229,809	112,653	22,316	—	—	676,615

Total rate-sensitive assets	$2,235,499	$1,267,470	$843,318	$1,060,799	$431,971	$—	$5,839,057

Rate-sensitive liabilities:
Fixed maturity deposits	$1,160,817	$1,188,683	$156,022	$56,690	$275	$—	$2,562,487
Money market deposit accounts	392,001	—	99,662	—	140,022	—	631,685
Savings accounts	491,000	80,000	—	—	478,606	—	1,049,606
Checking accounts	123,000	—	—	—	—	821,168	944,168
FHLB advances	—	43,396	138,463	195,173	814	—	377,846
Other borrowings	29,046	2,777	675	—	—	—	32,498
Trust Preferred Securities	30,928	71,134	—	—	—	—	102,062

Total rate-sensitive liabilities	$2,226,792	$1,385,990	$394,822	$251,863	$619,717	$821,168	$5,700,352

Interest sensitivity gap per period	$8,707	$(118,520)	$448,496	$808,936	$(187,746)	$(821,168)	$138,705

Cumulative interest sensitivity gap	$8,707	$(109,813)	$338,683	$1,147,619	$959,873	$138,705	$138,705

Cumulative interest sensitivity gap as a percentage of total assets	0.14%	(1.73)%	5.35%	18.13%	15.16%	2.19%	2.19%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	100.39%	96.96%	108.45%	126.94%	119.67%	102.43%	102.43%
     When assessing the interest rate sensitivity of the company, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates. In preparing the table above, it has been assumed market rates will remain constant at current levels and as a result, the Company’s loans will be affected as follows: (i) adjustable-rate mortgage loans will prepay at an annual rate of 10%-12%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 7% to 10%; (iii) commercial loans will prepay at an annual rate of 10%-12%; (iv) consumer loans held by the Bank will prepay at an annual rate of 18%; and (v) consumer loans held by Northwest Consumer will prepay at an annual rate of 60% to 65%. In regards to the Company’s deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) money market accounts will gradually reprice over the next five years; and (iii) savings accounts and checking accounts will reprice either when the rates on such accounts reprice as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates. For purposes of this analysis, management has estimated, based on historical trends, that $123.0 million of the Company’s checking accounts and $491.0 million of the Company’s savings accounts are interest sensitive and may reprice in one year or less, and that the remainder may reprice over longer time periods.
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
     In an effort to assess the market risk, the Company utilizes a simulation model to determine the effect of immediate incremental increases or decreases in interest rates on net interest income and the market value of the Company’s equity. Certain assumptions are made regarding loan prepayments and decay rates of passbook and NOW accounts. Because it is difficult to accurately project the market reaction of depositors and borrowers, the effects of actual changes in interest on these assumptions may differ from simulated results.
     The Company has established the following guidelines for assuming interest rate risk:
•	Net income simulation. Given a parallel shift of 2% in interest rates, the estimated net income may not decrease by more than 20% within a one-year period.

•	Market value of equity simulation. The market value of the Company’s equity is the net present value of the Company’s assets and liabilities. Given a parallel shift of 2% in interest rates, equity may not decrease by more than 50% of total shareholder’ equity.
     The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, diluted earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at June 30, 2005 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from the June 30, 2005 levels.

	Movements in interest rates from
	June 30, 2005 rates
	Increase		Decrease
	1%	2%	1%	2%
Simulated impact over the next 12 months compared with June 30, 2005:
Percentage increase/(decrease) in net income	4.0%	3.3%	(2.7)%	(10.0)%
Increase/(decrease) in return on average equity	0.4%	0.3%	(0.3)%	(1.0)%
Increase/(decrease) in diluted earnings per share	$0.05	$0.04	$(0.03)	$(0.11)
Percentage increase/(decrease) in market value of equity	(6.9)%	(19.1)%	6.8%	12.3%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on such assessment, management believes that, as of June 30, 2005, the Company’s internal control over financial reporting is effective based upon those criteria.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. Their report appears on the following page.

/s/ William J. Wagner	/s/ William W. Harvey, Jr.

William J. Wagner	William W. Harvey, Jr.
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Northwest Bancorp, Inc.:
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting that Northwest Bancorp, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Northwest Bancorp, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Northwest Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Northwest Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Northwest Bancorp, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated September 13, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Pittsburgh, Pennsylvania
September 13, 2005

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Northwest Bancorp, Inc.:
We have audited the accompanying consolidated statements of financial condition of Northwest Bancorp, Inc. and subsidiaries (the Company) as of June 30, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancorp, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Northwest Bancorp Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
September 13, 2005

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2005 and 2004
(Amounts in thousands, excluding share data)

	2005	2004
Assets
Cash and cash equivalents	$83,651	57,466
Interest-earning deposits in other financial institutions	52,237	174,199
Federal funds sold and other short-term investments	—	160,058
Marketable securities available-for-sale (amortized cost of $671,137 and $858,569)	675,183	855,679
Marketable securities held-to-maturity (market value of $709,468 and $601,738)	702,979	601,542
Loans receivable, net of allowance for loan losses of $31,563 and $30,670	4,376,884	4,053,941
Accrued interest receivable	24,387	22,578
Real estate owned, net	6,685	3,951
Federal Home Loan Bank stock, at cost	33,055	38,884
Premises and equipment, net	96,028	82,417
Bank owned life insurance	104,573	100,090
Goodwill	142,078	142,078
Other intangible assets	11,920	16,429
Other assets	20,822	33,936

Total assets	$6,330,482	6,343,248

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$5,187,946	5,191,621
Borrowed funds	410,344	449,147
Advances by borrowers for taxes and insurance	30,769	29,607
Accrued interest payable	4,020	4,280
Other liabilities	13,151	16,059
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	102,062	102,062

Total liabilities	5,748,292	5,792,776

Shareholders’ equity:
Preferred stock, $0.10 par value. Authorized 50,000,000 and 10,000,000 shares, respectively; issued and outstanding 0 shares at June 30, 2005 and 2004	—	—
Common stock, $0.10 par value. Authorized 500,000,000 and 100,000,000 shares, respectively; issued and outstanding 50,843,805 and 47,960,287 shares at June 30, 2005 and 2004, respectively	5,084	4,796
Paid-in capital	206,492	211,545
Retained earnings, substantially restricted	371,567	336,164
Accumulated other comprehensive income, net	4,514	(2,033)
Unearned compensation — recognition and retention plan	(5,467)	—

Total shareholders’ equity	582,190	550,472

Total liabilities and shareholders’ equity	$6,330,482	6,343,248

See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended June 30, 2005, 2004, and 2003
(Amounts in thousands, excluding share data)

	2005	2004	2003
Interest income:
Loans receivable	$260,833	243,630	232,760
Mortgage-backed securities	26,102	25,815	26,744
Taxable investment securities	18,513	15,210	9,857
Tax-free investment securities	12,192	12,048	8,350
Interest-earning deposits	4,184	3,527	4,813

Total interest income	321,824	300,230	282,524

Interest expense:
Deposits	110,079	106,328	113,883
Borrowed funds	27,968	28,138	28,131

Total interest expense	138,047	134,466	142,014

Net interest income	183,777	165,764	140,510

Provision for loan losses	9,566	6,860	8,445

Net interest income after provision for loan losses	174,211	158,904	132,065

Noninterest income:
Service charges and fees	16,786	14,068	13,540
Trust and other financial services income	4,291	3,982	3,492
Insurance commission income	2,222	948	1,188
Gain on sale of marketable securities, net	523	4,536	1,264
Gain (loss) on sale of loans, net	(100)	433	1,729
Gain on sale of real estate owned, net	906	1,561	493
Income from bank owned life insurance	4,378	4,364	3,411
Writedown of investment securities	—	(166)	—
Other operating income	2,998	2,136	1,911

Total noninterest income	32,004	31,862	27,028

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended June 30, 2005, 2004, and 2003
(Amounts in thousands, excluding share data)

	2005	2004	2003
Noninterest expense:
Compensation and employee benefits	$70,823	65,059	55,139
Premises and occupancy costs	17,724	16,175	13,657
Office operations	11,329	10,785	9,856
Processing expenses	10,578	9,317	8,378
Amortization of intangible assets	4,509	4,706	701
Advertising	3,674	3,582	3,502
Goodwill impairment	—	7,904	16,771
Prepayment penalties on FHLB advances	—	2,533	—
Other expenses	9,002	8,210	8,063

Total noninterest expense	127,639	128,271	116,067

Income before income taxes	78,576	62,495	43,026

Provision for income taxes:
Federal	19,044	16,441	14,670
State	3,728	3,404	2,293

Total provision for income taxes	22,772	19,845	16,963

Net income	$55,804	42,650	26,063

Basic earnings per share	$1.12	0.89	0.55

Diluted earnings per share	$1.11	0.88	0.54

See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years ended June 30, 2005, 2004, and 2003
(Amounts in thousands, excluding share data)

				Accumulated	Unearned
				other	recognition
				comprehensive	and	Total
	Common	Paid-in	Retained	income	retention	shareholders’
	stock	capital	earnings	(loss), net	plan shares	equity
Balance at June 30, 2002	$4,755	71,838	233,831	6,216	—	316,640

Comprehensive income:
Net income	—	—	26,063	—	—	26,063
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	1,214	—	1,214

Total comprehensive income	—	—	26,063	1,214	—	27,277

Exercise of stock options	14	728	—	—	—	742
Tax benefit of stock compensation	—	221	—	—	—	221
Acquisition of Leeds Federal Savings Bank	—	15,000	36,688	2,429	—	54,117
Dividends paid ($0.32 per share)	—	—	(3,923)	—	—	(3,923)

Balance at June 30, 2003	4,769	87,787	292,659	9,859	—	395,074

Comprehensive income:
Net income	—	—	42,650	—	—	42,650
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	(11,892)	—	(11,892)

Total comprehensive income	—	—	42,650	(11,892)	—	30,758

Exercise of stock options	27	1,004	—	—	—	1,031
Tax benefit of stock compensation	—	832	—	—	—	832
Dividends paid ($0.40 per share)	—	—	(9,963)	—	—	(9,963)
Acquisition of First Carnegie Deposit	—	9,118	10,818	—	—	19,936
Common stock issued, net of issuance costs	—	112,804	—	—	—	112,804

Balance at June 30, 2004	4,796	211,545	336,164	(2,033)	—	550,472

Comprehensive income:
Net income	—	—	55,804	—	—	55,804
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	6,547	—	6,547

Total comprehensive income	—	—	55,804	6,547	—	62,351

Issuance of common shares in exchange for Leeds Federal and First Carnegie Shares	243	(12,013)	(230)	—	—	(12,000)
Recognition and retention plan, net	27	5,932	—	—	(5,467)	492
Exercise of stock options	18	779	—	—	—	797
Tax benefit of stock compensation	—	249	—	—	—	249
Dividends paid ($0.48 per share)	—	—	(20,171)	—	—	(20,171)

Balance at June 30, 2005	$5,084	206,492	371,567	4,514	(5,467)	582,190

See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended June 30, 2005, 2004, and 2003
(Amounts in thousands, excluding share data)

	2005	2004	2003
Operating activities:
Net income	$55,804	42,650	26,063
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,566	6,860	8,445
Net gain on sales of assets	(1,329)	(6,530)	(3,486)
Net depreciation, amortization, and accretion	9,216	12,530	10,019
Decrease in other assets	6,783	17,376	1,434
Decrease in other liabilities	(3,168)	(13,618)	(2,482)
Net amortization of discounts/premiums on marketable securities	2,787	7,633	987
Noncash compensation expense related to stock benefit plans	492	—	—
Noncash writedown of investment securities	—	166	—
Noncash goodwill impairment	—	7,904	16,771
Other	—	—	1

Net cash provided by operating activities	80,151	74,971	57,752

Investing activities:
Purchase of marketable securities held-to-maturity	(172,540)	(314,227)	(478,871)
Purchase of marketable securities available-for-sale	(247,716)	(631,218)	(751,076)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	215,900	436,922	422,231
Proceeds from maturities and principal reductions of marketable securities available-for-sale	267,204	697,042	217,394
Proceeds from sales of marketable securities available-for-sale	22,713	307,736	84,134
Purchase of bank-owned life insurance	—	—	(10,000)
Loan originations	(1,429,608)	(1,431,306)	(1,316,999)
Proceeds from loan maturities and principal reductions	997,290	966,289	1,000,429
Proceeds from loan sales	78,214	89,929	233,868
Redemption/(purchase) of Federal Home Loan Bank stock	5,829	12,960	(7,276)
Proceeds from sale of real estate owned	6,749	8,107	5,317
Sale/(purchase) of real estate owned for investment	78	(226)	(87)
Purchase of premises and equipment	(20,373)	(22,848)	(11,425)
Acquisitions, net of cash received	—	(21,910)	167,223

Net cash provided by (used by) investing activities	(276,260)	97,250	(445,138)
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended June 30, 2005, 2004, and 2003
(Amounts in thousands, excluding share data)

	2005	2004	2003
Financing activities:
(Decrease) increase in deposits, net	$(3,635)	(177,807)	560,802
Proceeds from long-term borrowings	—	—	180,000
Repayments of long-term borrowings	(35,056)	(251,064)	(40,776)
Net increase (decrease) in short-term borrowings	(2,823)	676	12,056
Increase (decrease) in advances by borrowers for taxes and insurance	1,162	2,994	1,562
Proceeds from stock offering, net of issuance costs	—	112,804	—
Cash dividends paid	(20,171)	(9,963)	(3,923)
Proceeds from options exercised	797	1,031	742

Net cash (used by) provided by financing activities	(59,726)	(321,329)	710,463

Net increase (decrease) in cash and cash equivalents	(255,835)	(149,108)	323,077

Cash and cash equivalents at beginning of year	391,723	540,831	217,754
Net (decrease) increase in cash and cash equivalents	(255,835)	(149,108)	323,077

Cash and cash equivalents at end of year	$135,888	391,723	540,831

Cash paid during the year for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $94,106, $91,829, and $99,079, respectively)	$138,307	131,909	141,466
Income taxes	19,491	7,459	15,649

Noncash activities:
Business acquisitions:
Fair value of assets acquired	$—	1,000,392	473,007
Net cash received (paid)	—	(21,910)	167,223

Liabilities assumed	$—	978,482	640,230

Loan foreclosures and repossessions	$8,622	4,647	3,053
Sale of real estate owned financed by the Company	1,113	340	815
Forgiveness of loan to Northwest Bancorp, MHC	12,000	—	—
See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(1)	Summary of Significant Accounting Policies
(a)	Nature of Operations

The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC (MHC) is a federal mutual holding company and, at June 30, 2005 owned approximately 60% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the Company). On September 10, 2004, in exchange for 100% of the outstanding shares of Leeds Federal, the Company cancelled a $12.0 million loan receivable from, and issued 1,334,859 shares to, Northwest Bancorp MHC. Concurrent with the Company’s acquisition of Leeds Federal, the Company merged Leeds Federal into Northwest Savings Bank. On November 15, 2004, in exchange for 100% of the outstanding shares of First Carnegie, the Company issued 1,090,900 shares to Northwest Bancorp, MHC. Concurrent with the Company’s acquisition of First Carnegie, the Company merged First Carnegie into Northwest Savings Bank. The Company’s financial condition and financial results have been revised to reflect acquisitions of both Leeds Federal Savings Bank and First Carnegie Deposit as of the date they were acquired by the Mutual Holding Company. After the Company’s acquisition of First Carnegie, MHC applied for and received approval from the Office of Thrift Supervision to waive its right to receive dividends from the Company. While MHC owned Leeds Federal and First Carnegie, it accepted dividends from the Company. Dividends waived by Northwest Bancorp, MHC during fiscal 2005, 2004, and 2003 were $3,664,000, $9,159,000, and $11,317,000, respectively. Dividends paid to Northwest Bancorp, MHC during fiscal 2005, 2004, and 2003 were $10,571,000, $2,812,000, and $0, respectively.

During the 2004 fiscal year, the Company sold 7,255,520 common shares previously owned by MHC. The transaction increased the Company’s capital by $112.8 million but did not increase the number of shares outstanding.

Northwest Bancorp, Inc., which is headquartered in Warren, Pennsylvania, is a federal savings and loan holding company for its wholly owned subsidiary, Northwest Savings Bank (Northwest). Northwest offers traditional deposit and loan products through its 153 banking locations in Pennsylvania, New York, Ohio, and Maryland. The Company and its subsidiaries also offer loan products through 49 consumer finance offices in Pennsylvania and New York.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions.

(c)	Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, interest-bearing deposits in other financial institutions, federal funds sold, and other short-term investments.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(d)	Marketable Securities

The Company classifies marketable securities at the time of their purchase as either held-to-maturity, available-for-sale, or trading securities. Securities for which management has the intent and the Company has the ability to hold until their maturity are classified as held-to-maturity and are carried on the Company’s books at cost, adjusted for amortization of premium and accretion of discount on a level yield basis. If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as accumulated other comprehensive income, a separate component of shareholders’ equity, net of tax. Securities available-for-sale include securities which may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. The cost of securities sold is determined on a specific identification basis. The Company held no securities classified as trading at June 30, 2005 and 2004.

Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold stock of its district FHLB according to a predetermined formula. This stock is recorded at cost and may be pledged to secure FHLB advances.

(e)	Loans Receivable

Loans are stated at their unpaid principal balance net of any deferred origination fees or costs and the allowance for estimated loan losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end. Interest accrued on loans more than 90 days delinquent is reversed and such loans are placed on nonaccrual status.

The Company has identified certain residential loans, which will be sold prior to maturity. These loans are recorded at the lower of amortized cost or market value and are not significant as of June 30, 2005 and 2004.

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
June 30, 2005, 2004, and 2003
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

When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s market price or fair value of the collateral if the loan is collateral dependent. Larger loans are evaluated individually for impairment. Smaller balance, homogeneous loans (e.g., primarily consumer and residential mortgages) are evaluated collectively for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged off when management believes that the ultimate collectibility of a loan is not likely.

Interest income on impaired loans is recognized using the cash basis method. Such interest ultimately collected is credited to income in the period of recovery or applied to reduce principal if there is sufficient doubt about the collectibility of principal. Interest that has been accrued on impaired loans that are contractually past due 90 days and over is reversed.

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

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is allocated to various reporting units, which are either the Company’s reportable segments or one level below. Goodwill is no longer amortized but is tested for impairment on an annual basis and between annual tests if events occur, or if circumstances change, that would more likely than not reduce the fair value below its carrying amount. The annual impairment test is based on discounted cash flow models that incorporate variables including growth in net income, discount rates, and terminal values. If the carrying amount of goodwill exceeds its fair
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
value, an impairment loss is recognized as a non-cash charge. Prior to the Company’s acquisition of Leeds and First Carnegie from Northwest Bancorp, MHC, Leeds recorded a goodwill impairment loss of $16,771,000 in fiscal year 2003 and First Carnegie recorded a goodwill impairment loss of $7,904,000 in fiscal year 2004. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over a ten-year period.

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

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the cost of increases in various fringe benefit plans including healthcare. The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and any increases in the cash surrender value are recorded as noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as noninterest income.

(l)	Deposits

Interest on deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the accounts.

(m)	Pension Plans

The Company has noncontributory defined benefit pension plans. The net periodic pension cost has been calculated in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions. The Company uses an April 30th measurement date for its defined benefit pension plans.

(n)	Income Taxes

The Company joins with its wholly owned subsidiaries in filing a consolidated federal income tax return.

The Company accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities based on the tax rates expected to be in effect when such amounts are realized or settled.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(o)	Stock Options

The Company accounts for its stock-based compensation plans under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees utilizing the intrinsic-value-based method, on which APB No. 25 is based. In accordance with SFAS No. 123, Accounting for Stock-based Compensation, the Company previously adopted the disclosure-only option and continues to apply the provisions of APB No. 25, for financial statement purposes. The Black-Scholes option pricing model was used to determine the fair value estimates for disclosure purposes.

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

	2005	2004	2003
Net income:
As reported	$55,804	42,650	26,063
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(989)	(518)	(377)

Pro forma	$54,815	42,132	25,686

Basic earnings per share:
As reported	$1.12	0.89	0.55
Pro forma	$1.10	0.88	0.54

Diluted earnings per share:
As reported	$1.11	0.88	0.54
Pro forma	$1.09	0.87	0.53
Stock-based employee compensation expense related to the Company’s recognition and retention plan of $492,000 was included in reported net income during fiscal 2005. No stock-based employee compensation expense was included in reported net income during fiscal 2004 and 2003.

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
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(p)	Segment Reporting

Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that public business enterprises report financial and descriptive information about their reportable operating segments. Based on the guidance provided by this statement, the Company has identified two reportable segments, Community Banks and Consumer Finance. See footnote 21 for related disclosures.

(q)	Off-Balance-Sheet Instruments

In the normal course of business, the Company extends credit in the form of loan commitments, undisbursed lines of credit, and standby letters of credit. These off-balance-sheet instruments involve, to various degrees, elements of credit and interest rate risk not reported in the consolidated statement of financial condition.

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

(s)	Reclassification of Prior Years’ Statements

Certain items previously reported have been reclassified to conform with the current year’s reporting format.
(2)	Business Combinations

On August 31, 2003, the Company completed the acquisition of First Bell Bancorp, Inc. and its subsidiary Bell Federal Savings and Loan Association of Bellevue, both headquartered in Bellevue, Pennsylvania. The acquisition included seven offices, assets of approximately $933.0 million, and deposits of approximately $609.4 million. The cash acquisition amount of approximately $114.3 million created intangible assets of approximately $66.4 million.

On September 13, 2002, the Company completed the acquisition of Prestige Bancorp, Inc. and its subsidiary Prestige Bank, both headquartered in Pleasant Hills, Pennsylvania. The acquisition included four offices, assets of approximately $180.0 million, and deposits of approximately $122.0 million. The cash acquisition amount of approximately $14.6 million created intangible assets of approximately $6.0 million.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(3)	Marketable Securities

Marketable securities at June 30, 2005 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Held-to-maturity:
U.S. government and agencies:
Due in one year or less	$20,000	—	(95)	19,905
Due in one year — five years	72,530	—	(319)	72,211
Due in five years — ten years	73,413	308	(371)	73,350
Due after ten years	18,398	—	(126)	18,272
Municipal securities:
Due in five years — ten years	5,455	73	(2)	5,526
Due after ten years	237,395	4,051	(265)	241,181
Corporate debt issues:
Due after ten years	40,112	2,981	(108)	42,985
Mortgage-backed securities:
Fixed rate pass-through	14,609	213	(31)	14,791
Variable rate pass-through	140,473	766	(693)	140,546
Fixed rate CMO	7,725	—	(221)	7,504
Variable rate CMO	72,869	597	(269)	73,197

Total mortgage-backed securities	235,676	1,576	(1,214)	236,038

Total securities held-to-maturity	$702,979	8,989	(2,500)	709,468

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Available-for-sale:
U.S. government and agencies:
Due in one year — five years	$30,787	2	(263)	30,526
Due in five years — ten years	26,252	38	(161)	26,129
Due after ten years	81,957	91	(146)	81,902
Equity securities and mutual funds	91,002	7,985	(2,290)	96,697
Municipal securities:
Due in five years — ten years	964	17	(3)	978
Due after ten years	13,581	157	(74)	13,664
Corporate debt issues:
Due in one year — five years	1,027	—	(59)	968
Due in five years — ten years	28,500	79	(162)	28,417
Due after ten years	11,418	60	(57)	11,421
Mortgage-backed securities:
Fixed rate pass-through	82,612	799	(258)	83,153
Variable rate pass-through	172,263	194	(818)	171,639
Fixed rate CMO	98,478	173	(1,459)	97,192
Variable rate CMO	32,296	244	(43)	32,497

Total mortgage-backed securities	385,649	1,410	(2,578)	384,481

Total securities available-for-sale	$671,137	9,839	(5,793)	675,183

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
Marketable securities at June 30, 2004 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Held-to-maturity:
U.S. government and agencies:
Due in one year — five years	$12,518	—	(1)	12,517
Due in five years — ten years	39,982	629	(257)	40,354
Due after ten years	714	2	(3)	713
Municipal securities:
Due in five years — ten years	2,568	15	—	2,583
Due after ten years	112,281	1,148	(2,257)	111,172
Corporate debt issues:
Due after ten years	41,178	1,796	(477)	42,497
Mortgage-backed securities:
Fixed rate pass-through	16,618	197	(71)	16,744
Variable rate pass-through	198,497	504	(2,040)	196,961
Fixed rate CMO	7,519	—	(75)	7,444
Variable rate CMO	169,667	1,148	(62)	170,753

Total mortgage- backed securities	392,301	1,849	(2,248)	391,902

Total securities held-to-maturity	$601,542	5,439	(5,243)	601,738

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Available-for-sale:
U.S. government and agencies:
Due within one year	$7,352	—	(220)	7,132
Due in one year — five years	18,290	—	(506)	17,784
Due in five years — ten years	37,490	204	(164)	37,530
Due after ten years	121,755	164	(2,844)	119,075
Equity securities and mutual funds	87,099	7,865	(1,716)	93,248
Municipal securities:
Due in five years — ten years	915	7	(7)	915
Due after ten years	143,887	814	(3,147)	141,554
Corporate debt issues:
Due in one year or less	3,018	9	—	3,027
Due in one year — five years	—	—	—	—
Due in five years — ten years	15,000	80	—	15,080
Due after ten years	9,423	37	(129)	9,331
Mortgage-backed securities:
Fixed rate pass-through	92,659	767	(1,320)	92,106
Variable rate pass-through	87,486	142	(876)	86,752
Fixed rate CMO	141,485	280	(3,899)	137,866
Variable rate CMO	92,710	1,603	(34)	94,279

Total mortgage-backed securities	414,340	2,792	(6,129)	411,003

Total securities available-for-sale	$858,569	11,972	(14,862)	855,679

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.
The following table presents information regarding the issuers and the carrying value of the Company’s mortgage-backed securities:

	June 30
	2005	2004
Mortgage-backed securities:
FNMA	$222,549	402,469
GNMA	179,795	178,847
FHLMC	184,717	179,506
Other (nonagency)	33,096	42,482

Total mortgage-backed securities	$620,157	803,304

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
Marketable securities having a carrying value of $245,929,000 at June 30, 2005 were pledged under collateral agreements. During the fiscal years 2005, 2004, and 2003, the Company sold marketable securities classified as available-for-sale for $22,713,000, $307,736,000, and $84,134,000, respectively. The gross pretax profit on these sales was $523,000, $4,536,000, and $1,264,000. In addition, during fiscal 2004, the Company experienced other-than-temporary impairment in its investment portfolio resulting in writedowns of $166,000.
The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2005:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government and agencies	$235,759	1,228	18,037	253	253,796	1,481
Municipal securities	21,419	282	3,936	62	25,355	344
Corporate issues	34,411	424	72,269	2,252	106,680	2,676
Mortgage-backed securities	247,744	1,831	115,758	1,961	363,502	3,792

Total temporarily impaired securities	$539,333	3,765	210,000	4,528	749,333	8,293

Percentage of total	79%		21%		100%

The decline in the fair value of securities primarily resulted from interest rate fluctuations. The Company has the ability and intent to hold these securities until the market value recovers or maturity and the Company believes the collection of the contractual principal and interest is probable. The Company believes for these reasons that the unrealized losses are all considered temporary impairment losses. There are approximately 301 positions that are temporarily impaired at June 30, 2005. The aggregate carrying amount of cost-method investments at June 30, 2005 was $1,378,162,000 of which all were evaluated for impairment.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(4)	Loans Receivable

Loans receivable at June 30, 2005 and 2004 are summarized in the table below:

	2005	2004
Real estate loans:
One- to four-family	$2,693,174	2,615,328
Multi-family and commercial	534,224	454,606

Total real estate loans	3,227,398	3,069,934

Consumer loans:
Automobile	138,102	120,887
Home improvement	723,507	587,103
Education	112,462	95,599
Loans on savings accounts	8,500	8,038
Other	116,899	113,252

Total consumer loans	1,099,470	924,879

Commercial loans	142,391	149,509

Total loans receivable, gross	4,469,259	4,144,322

Deferred loan fees	(4,257)	(6,630)
Allowance for loan losses	(31,563)	(30,670)
Undisbursed loan proceeds (real estate loans)	(56,555)	(53,081)

Total loans receivable, net	$4,376,884	4,053,941

At June 30, 2005 and 2004, the Company serviced loans for others approximating $346,424,000 and $314,150,000, respectively. These loans serviced for others are not assets of the Company and are appropriately excluded from the Company’s financial statements.
At June 30, 2005, approximately 87% of the Company’s loan portfolio was secured by properties located in Pennsylvania. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.
Loans receivable at June 30, 2005 include $828,495,000 of adjustable rate loans and $3,640,764,000 of fixed rate loans.
Loans receivable at June 30, 2004 include $726,688,000 of adjustable rate loans and $3,417,634,000 of fixed rate loans.
Included in the commercial loans balance of $149,509,000 at June 30, 2004 is a receivable from Northwest Bancorp, MHC of $22,000,000.
The Company’s exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The Company uses the same credit policies in making commitments for off-balance-sheet financial instruments as it does for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of June 30, 2005 and 2004, are presented in the following table:

	June 30
	2005	2004
Loan commitments	$69,480	151,426
Undisbursed lines of credit	255,387	220,262
Standby letters of credit	14,205	12,234

	$339,072	383,922

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but generally may include cash, marketable securities, and property.
Outstanding loan commitments at June 30, 2005, for fixed rate loans, are $38,816,000. The interest rates on these commitments approximate market rates at June 30, 2005. Outstanding loan commitments at June 30, 2005 for adjustable rate loans are $30,664,000. The fair value of these commitments are affected by fluctuations in market rates of interest.
The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit is $14,205,000, of which $11,256,000 is fully collateralized. A liability of $65,000 has been recognized by the Company for the obligations as of June 30, 2005, and there are no recourse provisions that would enable the Company to recover any amounts from third parties.
The Company automatically places loans on nonaccrual status when they become more than 90 days contractually delinquent or when the paying capacity of the obligor becomes inadequate to meet the requirements of the contract. When a loan is placed on nonaccrual, all previously accrued and uncollected interest is reversed against current period interest income. Nonaccrual loans at June 30, 2005, 2004, and 2003 were $33,610,000, $32,505,000, and $32,740,000, respectively.
A loan is considered to be impaired, as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, when, based on current information and events, it is probable that the Company will be unable
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of the three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at June 30, 2005, 2004, and 2003 were $33,610,000, $32,505,000, and $32,740,000, respectively. Average impaired loans during fiscal 2005, 2004, and 2003 were $34,011,000, $32,361,000, and $23,749,000, respectively.

There were no commitments to lend additional funds to debtors on nonaccrual status.

(5)	Accrued Interest Receivable

Accrued interest receivable as of June 30, 2005 and 2004 is presented in the following table:

	June 30
	2005	2004
Investment securities	$5,871	5,299
Mortgage-backed securities	2,218	2,676
Loans receivable	16,298	14,603

	$24,387	22,578

(6)	Allowance for Loan Losses

Changes in the allowance for losses on loans receivable for the years ended June 30, 2005, 2004, and 2003 are presented in the following table:

	2005	2004	2003
Balance, beginning of fiscal year	$30,670	27,166	22,042
Provision	9,566	6,860	8,445
Charge-offs	(9,473)	(5,750)	(5,781)
Acquisitions	—	1,330	1,763
Recoveries	800	1,064	697

Balance, end of fiscal year	$31,563	30,670	27,166

While management uses available information to provide for losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(7)	Federal Home Loan Bank Stock

The Company’s banking subsidiary is a member of the Federal Home Loan Bank system. As a member, Northwest maintains an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh, at cost, in an amount not less than 4.75% of borrowings outstanding plus 0.6% of unused FHLB borrowing capacity.

(8)	Premises and Equipment

Premises and equipment at June 30, 2005 and 2004 are summarized by major classification in the following table:

	2005	2004
Land and land improvements	$9,362	7,898
Office buildings and improvements	83,982	74,087
Furniture, fixtures, and equipment	60,688	51,956
Leasehold improvements	7,283	6,732

Total, at cost	161,315	140,673

Less accumulated depreciation and amortization	65,287	58,256

Premises and equipment, net	$96,028	82,417

Depreciation and amortization expense for the years ended June 30, 2005, 2004, and 2003 was $7,684,000, $6,877,000, and $6,042,000, respectively.

Premises used by certain of the Company’s branches and offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2021. Minimum annual rentals by fiscal year are summarized in the following table:

2006	$2,634
2007	2,258
2008	1,971
2009	1,815
2010	1,438
Thereafter	4,788

$14,904

Rental expense for the years ended June 30, 2005, 2004, and 2003 was $3,221,000, $3,204,000, and $2,698,000, respectively.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(9)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the periods indicated:

	June 30
	2005	2004
Amortized intangible assets:
Core deposit intangibles — gross	$21,006	21,006
Less accumulated amortization	(9,670)	(5,507)

Core deposit intangibles — net	$11,336	15,499

Customer contract intangible assets — gross	$831	831
Less accumulated amortization	(247)	(164)

Customer contract intangible assets — net	$584	667

Noncompete intangible assets — gross	$1,050	1,050
Less accumulated amortization	(1,050)	(787)

Noncompete intangible assets — net	$—	263

The following information shows the actual aggregate amortization expense for the current and prior fiscal years as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the fiscal year ended 6/30/03	$701
For the fiscal year ended 6/30/04	4,706
For the fiscal year ended 6/30/05	4,509
For the fiscal year ended 6/30/06	3,602
For the fiscal year ended 6/30/07	2,970
For the fiscal year ended 6/30/08	2,356
For the fiscal year ended 6/30/09	1,658
For the fiscal year ended 6/30/10	716
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The following table provides information for the changes in the carrying amount of goodwill:

	Community	Consumer
	banks	finance	Total
Balance at June 30, 2003	86,619	893	87,512

Goodwill acquired	62,051	419	62,470

Amortization	—	—	—

Impairment losses	(7,904)	—	(7,904)

Balance at June 30, 2004	140,766	1,312	142,078

Goodwill acquired	—	—	—

Amortization	—	—	—

Impairment losses	—	—	—

Balance at June 30, 2005	$140,766	1,312	142,078

(10) Deposits

Deposit balances at June 30, 2005 and 2004 are shown in the table below:

	2005	2004
Savings accounts	$1,049,606	1,076,999
Interest-bearing checking accounts	679,422	666,193
Noninterest-bearing checking accounts	264,746	218,928
Money market deposit accounts	631,685	897,325
Certificates of deposit	2,562,487	2,332,176

	$5,187,946	5,191,621

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $505,310,000 at June 30, 2005 and $479,186,000 at June 30, 2004. Generally, deposits in excess of $100,000 are not federally insured.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The following table summarizes the contractual maturity of the certificate accounts:

	2005	2004
Due within 12 months	$1,160,817	1,189,234
Due between 12 and 24 months	646,865	547,293
Due between 24 and 36 months	541,818	329,049
Due between 36 and 48 months	103,872	142,048
Due between 48 and 60 months	52,150	85,656
After 60 months	56,965	38,896

	$2,562,487	2,332,176

The following table summarizes the interest expense incurred on the respective deposits:

	Years ended June 30
	2005	2004	2003
Savings accounts	$15,037	13,923	17,849
Interest-bearing checking accounts	5,363	5,302	6,897
Money market deposit accounts	13,168	14,786	12,412
Certificate accounts	76,511	72,317	76,725

	$110,079	106,328	113,883

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(11) Borrowed Funds

Borrowed funds at June 30, 2005 and 2004, are presented in the following table:

	2005		2004
		Average		Average
	Amount	rate	Amount	rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$—%	—	$34,706%	6.15
Due between one and two years	—	—	—	—
Due between two and three years	43,396	3.98	—	—
Due between three and four years	101,058	5.00	43,546	3.97
Due between four and five years	37,406	4.72	101,076	5.00
Due between five and ten years	195,172	4.72	232,802	4.72
Due between ten and twenty years	814	3.00	851	3.00

	377,846		412,981

Revolving line of credit, Federal Home Loan Bank of Pittsburgh	—	—	—	—
Investor notes payable, due various dates through 2009	5,919	4.99	6,264	4.99
Securities sold under agreement to repurchase, due within one year	26,579	2.25	29,902	1.29

Total borrowed funds	$410,344		$449,147

Borrowings from the Federal Home Loan Bank of Pittsburgh are secured by the Company’s investment securities, mortgage-backed securities, and qualifying residential first mortgage loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the Federal Home Loan Bank of Pittsburgh carries a commitment of $175,000,000 maturing on December 7, 2005. The rate is adjusted daily by the Federal Home Loan Bank, and any borrowings on this line may be repaid at any time without penalty.

The securities sold under agreements to repurchase are collateralized by various securities held in safekeeping by the Federal Home Loan Bank of Pittsburgh. The market value of such securities exceeds the value of the securities sold under agreements to repurchase. The average amount of agreements outstanding in fiscal years 2005 and 2004 was $26,889,000 and $29,364,000, respectively. The maximum amount of security repurchase agreements outstanding during fiscal years 2005 and 2004 was $33,670,000 and $32,097,000, respectively.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(12) Income Taxes

Total income tax was allocated for the years ended June 30, 2005, 2004, and 2003 as follows:

	2005	2004	2003
Income before income taxes	$22,772	19,845	16,963
Shareholders’ equity for unrealized gain/ (loss) on securities available-for-sale	3,525	(6,403)	1,962
Shareholders’ equity for tax benefit for excess of fair value above cost of stock option and recognition and retention plans	(249)	(832)	(221)

	$26,048	12,610	18,704

Income tax expense (benefit) applicable to income before taxes consists of:

	Years ended June 30
	2005	2004	2003
Current	$12,307	17,528	15,061
Deferred	10,465	2,317	1,902

	$22,772	19,845	16,963

A reconciliation from the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income, is as follows:

	Years ended June 30
	2005	2004	2003
Expected tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(5.9)	(6.5)	(5.4)
State income tax, net of federal benefit	3.0	3.0	2.5
Goodwill impairment	—	4.4	13.6
Bank-owned life insurance	(2.0)	(2.0)	(2.0)
Other	(1.1)	(2.1)	(4.3)

Effective tax rate	29.0%	31.8%	39.4%

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Deferred fee income	$485	609
Deferred compensation expense	2,191	2,671
Net operating loss carryforwards	4,669	7,449
Bad debts	10,113	9,319
Accrued postretirement benefit cost	372	367
Marketable securities available-for-sale	—	709
Reserve for uncollected interest	333	866
Pension expense	218	—
Purchase accounting	—	449
Alternative minimum tax credit carryforward	1,950	8,055
Other	260	493

	20,591	30,987

Deferred tax liabilities:
Marketable securities available-for-sale	2,431	—
Pension expense	—	102
Purchase accounting	255	—
Intangible asset	8,417	7,649
Mortgage servicing rights	892	844
Fixed assets	2,005	1,222
Other	354	737

	14,354	10,554

Net deferred tax asset	$6,237	20,433

The Company has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through carryback to taxable income in prior years, future reversals of existing temporary differences and through future taxable income. The Company will continue to review the criteria related to the recognition of deferred tax assets on a quarterly basis.

Under provisions of the Internal Revenue Code, Northwest has approximately $12,813,000 of federal net operating losses and approximately $3,150,000 of state net operating losses, which expire in years 2006 through 2024. These net operating losses were acquired as part of the Prestige Bank and Bell Federal Savings and Loan acquisitions. In addition, the Company has approximately $1,950,000 of alternative minimum tax credit carryforwards, which can be carried forward indefinitely.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(13)	Shareholders’ Equity

Retained earnings are partially restricted in connection with regulations related to the insurance of savings accounts, which requires Northwest to maintain certain statutory reserves. Northwest may not pay dividends on or repurchase any of their common stock if the effect thereof would reduce retained earnings below the level of adequate capitalization as defined by federal and state regulators.

In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code (the Code), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at June 30, 2005 include approximately $38,900,000 representing such bad debt deductions for which no deferred income taxes have been provided.

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

	Years ended June 30
	2005	2004	2003
Net income available to common shareholders	$55,804	42,650	26,063

Weighted average common shares outstanding	49,901	47,817	47,626
Common stock equivalents due to effect of stock options	467	582	531

Total weighted average common shares and equivalents	50,368	48,399	48,157

Basic earnings per share	$1.12	0.89	0.55

Diluted earnings per share	$1.11	0.88	0.54

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(15)	Employee Benefit Plans
(a)	Pension Plans

The Company maintains noncontributory defined benefit pension plans covering substantially all employees and the members of its board of directors. Retirement benefits are based on certain compensation levels, age, and length of service. Contributions are based on an actuarially determined amount to fund not only benefits attributed to service to date but also for those expected to be earned in the future. In addition, the Company has an unfunded Supplemental Executive Retirement Plan (SERF) to compensate those executive participants eligible for the Company’s defined benefit pension plan whose benefits are limited by Section 415 of the Internal Revenue Code.

The Company also sponsors a retirement savings plan in which substantially all employees participate. The Company provides a matching contribution of 50% of each employee’s contribution to a maximum of 6% of the employee’s compensation.

Total expense for all retirement plans, including defined benefit pension plans, was approximately $5,801,000, $5,271,000, and $3,945,000, for the years ended June 30, 2005, 2004, and 2003, respectively. Net periodic pension cost for the Company’s defined benefit pension plans consists of the following:

	Years ended June 30
	2005	2004	2003
Service cost	$3,753	3,324	2,526
Interest cost	3,104	2,656	2,207
Expected return on plan assets	(2,810)	(2,208)	(1,910)
Net amortization and deferral	701	811	349

Net periodic pension cost	$4,748	4,583	3,172

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The following table sets forth, for the Company’s defined benefit pension plans, the plans’ funded status and amounts recognized in the Company’s consolidated statements of financial condition at June 30, 2005 and 2004:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$50,928	43,628
Service cost	3,753	3,324
Interest cost	3,147	2,657
Actuarial loss	5,040	2,278
Benefits paid	(1,167)	(959)

Benefit obligation at end of year	$61,701	50,928

Change in plan assets:
Fair value of plan assets at beginning of year	$36,310	28,770
Actual return on plan assets	2,337	4,807
Employer contribution	5,260	3,692
Benefits paid	(1,167)	(959)

Fair value of plan assets at end of year	$42,740	36,310

Funded status	$(18,961)	(14,618)
Unrecognized transition asset	(97)	(137)
Unrecognized prior service cost	251	330
Unrecognized net actuarial loss	18,509	13,615
Adjustment to recognize minimum liability	(325)	(138)

Accrued benefit cost	$(623)	(948)

The Company uses the same discount rate and rate of increase in compensation levels to determine both the net pension cost and benefit obligation.

The following table sets forth the assumptions used to develop the net pension cost and benefit obligation:

	Years ended June 30
	2005	2004	2003
Discount rate	5.75%	6.25%	6.25%
Expected long-term rate of return on assets	8.00	8.00	8.00
Rate of increase in compensation levels	4.00	4.00	4.00
The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The accumulated benefit obligation for the funded defined benefit pension plan was $40,198,000 and $32,086,000 at June 30, 2005 and 2004, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $4,569,000 and $2,172,000 at June 30, 2005 and 2004, respectively.

The Company anticipates making contributions to its defined benefit pension plan of $3.0 million to $7.0 million during the fiscal year ending June 30, 2006.

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

A maximum of 10% may be invested in any one stock, including the stock of Northwest Bancorp, Inc. The actual objective of holding equity securities is to provide capital appreciation consistent with the ownership of the common stocks of medium to large companies. Acceptable bond investments are direct or agency obligations of the U.S. Government or investment grade corporate bonds. The average maturity of the bond portfolio shall not exceed 10 years.

The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	June 30
Asset category	allocation	2005	2004
Debt securities	20 — 50%	25%	29%
Equity securities	30 — 60	56	58
Real estate	—	—	—
Other	5 — 50	19	13

Total		100%	100%

The benefits expected to be paid in each year from 2006 — 2010 are $1,091,000, $1,170,000, $1,244,000, $1,293,000, and $1,489,000, respectively. The aggregate benefits expected to be paid in the five years from 2011 — 2015 are $11,069,000. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at June 30, 2005 and include estimated future employee service.

(b)	Postretirement Healthcare Plan

In addition to pension benefits, the Company provides postretirement healthcare benefits for certain employees who were employed by the Company as of October 1, 1993 and were at least 55 years of age on that date. The Company accounts for these benefits in accordance with Statement of Financial
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions (SFAS 106). SFAS 106 requires the accrual method of accounting for postretirement benefits other than pensions.

Net periodic cost for the Company’s postretirement healthcare benefits consist of the following:

	Years ended June 30
	2005	2004	2003
Service cost	$—	—	2
Interest cost	98	91	64
Recognized actuarial gain	29	22	2

Net periodic (benefit) cost	$127	113	68

The following table sets forth the funded status of the Company’s postretirement healthcare benefit plan and the amounts recognized in the Company’s consolidated statements of financial condition at June 30, 2005 and 2004:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$1,631	1,507
Service cost	—	—
Interest cost	99	91
Actuarial (gain) loss	95	131
Benefits paid	(150)	(98)

Benefit obligation at end of year	1,675	1,631

Fair value of plan assets at end of year	—	—

Funded status	(1,675)	(1,631)
Unrecognized net actuarial (gain) loss	612	547

Accrued benefit cost	$(1,063)	(1,084)

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

	Years ended June 30
	2005	2004	2003
Discount rate	5.75%	6.25%	6.25%

Monthly cost of healthcare insurance per beneficiary	$229.20	222.25	198.61

Annual rate of increase in healthcare costs	4.00%	4.00%	4.00%
If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the service and interest cost components of net periodic postretirement healthcare benefit cost would increase by $7,000, in the aggregate, and the accumulated postretirement benefit obligation for healthcare benefits would increase by $117,000.

(c)	Employee Stock Ownership Plan

The Company has continued its previously leveraged employee stock ownership plan (ESOP) for employees who have attained age 21 and who have completed a 12-month period of employment with the Company during which they worked at least 1,000 hours. The Company now makes annual contributions to the ESOP at the board’s discretion. Company shares are then purchased periodically in the open market and allocated to employee accounts based on each employee’s relative portion of the Company’s total eligible compensation recorded during the year.

ESOP compensation expense was $1,100,000, $871,000, and $1,123,000 for the fiscal years ended June 30, 2005, 2004, and 2003, respectively.

(d)	Recognition and Retention Plan

On November 17, 2004, the Company established a Recognition and Retention Plan for Employees and Outside Directors (RRP). The objective of the RRP was to enable the Company to provide directors, officers, and employees with a proprietary interest in the Company. The number of common shares awarded under the RRP was 278,231 (total market value of $5,959,000 at issuance date). Shares of common stock granted pursuant to the RRP were in the form of restricted stock and generally are payable over a five-year period at the rate of 20% per year, commencing one year after the award date. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant, will be recognized pro rata over the five years during which the shares are payable. The recipients are entitled to all voting and other shareholder rights, except that the shares, while restricted, may not be sold, pledged, or otherwise disposed of and are required to be held in a trust.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(e)	Stock Option Plan

On November 21, 1995, the Company adopted the 1995 Stock Option Plan. The objective of the Stock Option Plan is to provide an additional performance incentive to the Company’s employees and outside directors. The Stock Option Plan authorized the grant of stock options and limited stock appreciation rights for 1,380,000 shares of the Company’s common stock. On December 20, 1995, the Company granted 242,000 nonstatutory stock options to its outside directors at an exercise price of $5.58 per share (95% of the Company’s common stock fair market value per share at grant date) and 923,200 incentive stock options to employees at an exercise price of $5.875 per share. On March 22, 1996, the Company granted 122,800 incentive stock options to employees at an exercise price of $5.625 per share. On December 16, 1998, the Company granted 15,086 incentive stock options to employees at an exercise price of $9.875 per share. On October 20, 1999, the Company granted 2,000 nonstatutory stock options to an outside director and 57,700 incentive stock options to employees at an exercise price of $7.812 per share. On June 21, 2000, the Company granted the remaining 17,214 incentive stock options as well as 786 previously forfeited options at an exercise price of $6.875 per share. On November 17, 2000, the Company adopted the 2000 Stock Option Plan. This Plan authorized the grant of stock options and limited stock rights for 800,000 shares of the Company’s common stock. On October 17, 2001, the Company granted 84,000 nonstatutory stock options to its outside directors and 143,845 incentive stock options to employees at an exercise price of $9.780 per share. On August 21, 2002, the Company granted 162,940 incentive stock options to employees at an exercise price of $13.30 per share. On August 20, 2003, the Company granted 182,000 incentive stock options to employees at an exercise price of $16.59 per share. On December 15, 2004, the Company granted 220,780 incentive stock options to employees at an exercise price of $25.49 per share. These options are exercisable for a period of ten years from the grant date with each recipient vesting at the rate of 20% per year commencing with the grant date. On November 17, 2004, the Company adopted the 2004 Stock Option Plan. This Plan authorizes the grant of stock options and limited stock rights for 725,552 shares of the Company’s common stock. On January 19, 2005, the Company granted 70,000 nonstatutory stock options to its outside directors and 154,546 incentive stock options to employees at an exercise price of $22.93 per share. These options are exercisable for a period often years from the grant date with each recipient vesting at the rate of 20% per year commencing at one year from the grant date.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The following table summarizes the activity in the Company’s Option Plan during the periods ending June 30:

	2005			2004			2003
		Weighted			Weighted			Weighted
		average			average			average
		exercise			exercise			exercise
	Number	price		Number	price		Number	price
Balance at beginning of year	1,061,884	$9.66		1,182,656	$7.74		1,177,880	$6.74
Granted	445,326	24.20	(a)	182,000	16.59	(a)	162,940	13.30	(a)
Exercised	(199,456)	6.30		(301,314)	6.30		(156,792)	5.94
Forfeited	(3,948)	15.16		(1,458)	13.23		(1,372)	7.82

Balance at end of year	1,303,806	15.13		1,061,884	9.66		1,182,656	7.74

Exercisable at end of year	694,821	10.19		729,068	7.78		902,983	6.64
(a)	Weighted average fair value of options at grant date: $6.98, $4.03, and $3.76, respectively.
The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants:

	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise
	price	price	price	price	price	price	price	price	price	price	price	Total
	$5.580	$5.625	$5.875	$6.875	$7.812	$9.780	$9.875	$13.302	$16.59	$22.93	$25.49	$15.126
Options outstanding:
Number of options	44,000	18,860	211,074	8,700	34,200	199,210	14,486	152,338	176,188	224,546	220,204	1,303,806

Weighted average remaining contract life (years)	0.50	0.75	0.50	5.00	4.25	6.25	3.50	7.00	8.00	9.50	9.50	6.39
Options exercisable:
Number of options	44,000	18,860	211,074	8,700	34,200	163,634	14,486	87,877	67,949	—	44,041	694,821
(16)	Disclosures About Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments (SFAS 107), requires disclosure of fair value information about financial instruments whether or not recognized in the consolidated statement of financial condition. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts reported in the consolidated statement of financial condition approximate fair value for the following financial instruments: cash on hand, interest-earning deposits in other institutions, federal funds sold and other short-term investments, accrued interest receivable, accrued interest payable, and marketable securities available-for-sale.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The following table sets forth the carrying amount and estimated fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of June 30:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and equivalents	$135,888	135,888	391,723	391,723
Securities available-for-sale	675,183	675,183	855,679	855,679
Securities held-to-maturity	702,979	709,468	601,542	601,738
Loans receivable	4,408,447	4,523,332	4,084,611	4,170,724
Accrued interest receivable	24,387	24,387	22,578	22,578
FHLB stock	33,055	33,055	38,884	38,884

Total financial assets	$5,979,939	6,101,313	5,995,017	6,081,326

Financial liabilities:
Savings and checking accounts	$2,625,459	2,625,459	2,859,445	2,859,445
Time deposits	2,562,487	2,590,090	2,332,176	2,367,329
Borrowed funds	410,344	410,509	449,147	452,691
Trust-preferred securities	102,062	104,493	102,062	102,959
Accrued interest payable	4,020	4,020	4,280	4,280

Total financial liabilities	$5,704,372	5,734,571	5,747,110	5,786,704

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at June 30, 2005 and 2004.
Marketable Securities
Estimated market values are based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Refer to note 3 of the consolidated financial statements for the detail of type of investment securities.
Loans Receivable
Loans with comparable characteristics including collateral and repricing structures were segregated for valuation purposes. Each loan pool was separately valued utilizing a discounted cash flow analysis. Projected monthly cash flows were discounted to present value using a market rate for comparable loans. Characteristics of comparable loans included remaining term, coupon interest, and estimated prepayment speeds. Delinquent loans were evaluated separately given the impact delinquency has on the projected future cash flow of the loan and the approximate discount or market rate.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
Deposit Liabilities

SFAS 107 defines the estimated fair value of deposits with no stated maturity, which includes demand deposits, money market, and other savings accounts, to be the amount payable on demand. Although market premiums paid for depository institutions reflect an additional value for these low-cost deposits, SFAS 107 prohibits adjusting fair value for any value expected to be derived from retaining those deposits for a future period of time or from the benefit that results from the ability to fund interest-earning assets with these deposit liabilities. The fair value estimates of deposit liabilities do not include the benefit that results from the low-cost funding provided by these deposits compared to the cost of borrowing funds in the market. Fair values for time deposits are estimated using a discounted cash flow calculation that applies contractual cost currently being offered in the existing portfolio to current market rates being offered locally for deposits of similar remaining maturities. The valuation adjustment for the portfolio consists of the present value of the difference of these two cash flows, discounted at the assumed market rate of the corresponding maturity.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2005 and 2004, there was no significant unrealized appreciation or depreciation on these financial instruments.

(17)	Regulatory Capital Requirements

The Company’s banking subsidiary is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company’s banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). At June 30, 2005 and 2004, the Company’s banking subsidiary exceeds all capital adequacy requirements to which they are subject. At June 30, 2005, the maximum amount available for dividend payments by Northwest to the Company, while maintaining its “well capitalized” status, is approximately $193.0 million.
As of June 15, 2005, the most recent notification from the FDIC categorized Northwest as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.
The actual, required, and well capitalized levels as of June 30, 2005 and 2004 are as follows: (in thousands)

	June 30, 2005
			Minimum capital			Well capitalized
	Actual		requirements			requirements
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total capital (to risk weighted assets):
Northwest Savings Bank	$542,739	15.53%	$279,538	8.00%		$349,423	10.00%

Tier I capital (to risk weighted assets):
Northwest Savings Bank	508,629	14.56	139,769	4.00		209,654	6.00

Tier I capital (leverage) (to average assets):
Northwest Savings Bank	508,629	8.36	182,503	3.00	*	304,171	5.00
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)

	June 30, 2005
			Minimum capital			Well capitalized
	Actual		requirements			requirements
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total capital (to risk weighted assets):
Northwest Savings Bank	$430,831	15.02%	$229,505	8.00%		$286,881	10.00%

Tier I capital (to risk weighted assets):
Northwest Savings Bank	402,290	14.02	114,752	4.00		172,129	6.00

Tier I capital (leverage) (to average assets):
Northwest Savings Bank	402,290	7.56	159,709	3.00	*	266,182	5.00

*	The FDIC has indicated that the most highly rated institutions, which meet certain criteria, will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of June 30, 2005, the Company had not been advised of any additional requirements in this regard.
(18)	Contingent Liabilities

The Company and its subsidiaries are subject to a number of asserted and unasserted claims encountered in the normal course of business. Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on the Company’s financial statements.

(19)	Components of Comprehensive Income

For the year ended June 30:

	2005	2004	2003
Unrealized gain (loss) on marketable securities available-for-sale	$10,072	(15,526)	2,568
Tax (expense) benefit	(3,789)	5,434	(899)
Reclassification adjustment for (gains) losses included in net income, net of tax of $(142), $970, and $245, respectively	264	(1,800)	(455)

Net unrealized gain (loss)	$6,547	(11,892)	1,214

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(20)	Northwest Bancorp, Inc. (Parent Company Only)
Statements of Financial Condition
(Amounts in thousands)

	June 30
	2005	2004
Assets
Cash and cash equivalents	$10,092	10,542
Marketable securities available-for-sale	104	1,116
Investment in bank subsidiaries	667,373	610,241
Loan receivable — Northwest Bancorp, MHC	—	22,000
Goodwill	—	2,138
Other assets	6,907	7,006

Total assets	$684,476	653,043

Liabilities and Shareholders’ Equity

Liabilities:
Debentures payable	$102,062	102,062
Other liabilities	224	509

Total liabilities	102,286	102,571

Shareholders’ equity	582,190	550,472

Total liabilities and shareholders’ equity	$684,476	653,043

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
Statements of Income

	Years ended June 30
	2005	2004	2003
Income:
Interest income	$823	1,366	2,042
Dividends from bank subsidiary	16,000	—	—
Undistributed earnings from equity investment in bank subsidiaries	45,438	47,621	30,150
Gain on sale of marketable securities available-for-sale	—	69	—
Other income	3	2	9

Total income	62,264	49,058	32,201

Expense:
Compensation and benefits	804	318	272
Amortization of intangible assets	262	788	—
Other expense	364	292	319
Interest expense	8,079	7,714	7,845

Total expense	9,509	9,112	8,436

Net income before taxes	52,755	39,946	23,765

Federal and state income taxes	(3,049)	(2,704)	(2,298)

Net income	$55,804	42,650	26,063

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
Statements of Cash Flows

	Years ended June 30
	2005	2004	2003
Operating activities:
Net income	$55,804	42,650	26,063
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Undistributed earnings of subsidiaries	(45,438)	(47,621)	(30,150)
Depreciation and amortization	262	788	—
Noncash compensation expense related to stock benefit plans	492	—	—
Gain on sale of marketable securities available-for-sale	—	(69)	—
Net change in other assets and liabilities	(196)	1,036	(1,145)

Net cash used by operating activities	10,924	(3,216)	(5,232)

Investing activities:
Additional investment in subsidiaries	—	(1,000)	(3,000)
Loan to Northwest Bancorp, MHC	10,000	(10,000)	(12,000)
Proceeds from sale or maturity of marketable securities available-for-sale	1,000	1,169	1,932
Acquisitions, net of cash received	(3,000)	(122,673)	—

Net cash used by investing activities	8,000	(132,504)	(13,068)

Financing activities:
Cash dividends paid	(20,171)	(9,963)	(3,923)
Proceeds from stock offering, net of issuance costs	—	112,804	—
Proceeds from options exercised	797	1,031	742

Net cash provided (used) by financing activities	(19,374)	103,872	(3,181)

Net increase (decrease) in cash and cash equivalents	$(450)	(31,848)	(21,481)

Cash and cash equivalents at beginning of year	$10,542	42,390	63,871

Net increase (decrease) in cash and cash equivalents	(450)	(31,848)	(21,481)

Cash and cash equivalents at end of year	$10,092	10,542	42,390

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(21)	Business Segments

The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banking segment includes the savings bank subsidiary of the Company, Northwest Savings Bank, as well as the subsidiaries of the savings bank that provide similar products and services. The savings bank is a community-oriented institution that offers a full array of traditional deposit and loan products, including mortgage, consumer and commercial loans, as well as trust, investment management, actuarial and benefit plan administration, and brokerage services typically offered by a full service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest Savings Bank, that operates forty-seven offices in Pennsylvania and two in southwestern New York. This subsidiary compliments the services of the banks by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Northwest Savings Bank. Net income is primarily used by management to measure segment performance. The following tables provide financial information for these segments. The All Other column represents the parent company, other nonbank subsidiaries, and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

At or for the fiscal year ended	Community	Consumer	All
June 30, 2005	banks	finance	other*	Consolidated
External interest income	$304,144	17,203	477	321,824

Intersegment interest income	5,449	—	(5,449)	—

Interest expense	129,767	5,757	2,523	138,047

Provision for loan losses	6,980	2,586	—	9,566

Noninterest income	29,374	2,388	242	32,004

Noninterest expense	118,385	7,824	1,430	127,639

Income tax expense (benefit)	24,398	1,423	(3,049)	22,772

Net income	59,437	2,001	(5,634)	55,804

Total assets	6,295,545	123,363	(88,426)	6,330,482
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)

At or for the fiscal year ended	Community	Consumer	All
June 30, 2004	banks	finance	other*	Consolidated
External interest income	$282,072	17,483	675	300,230

Intersegment interest income	4,507	—	(4,507)	—

Interest expense	126,960	4,819	2,687	134,466

Provision for loan losses	4,138	2,722	—	6,860

Noninterest income	30,352	1,269	241	31,862

Noninterest expense	118,955	7,919	1,397	128,271

Income tax expense (benefit)	21,182	1,367	(2,704)	19,845

Net income	45,696	1,925	(4,971)	42,650

Total assets	6,188,002	123,153	32,093	6,343,248

At or for the fiscal year ended	Community	Consumer	All
June 30, 2003	banks	finance	other*	Consolidated
External interest income	$264,235	17,858	431	282,524

Intersegment interest income	5,278	—	(5,278)	—

Interest expense	135,362	5,705	947	142,014

Provision for loan losses	5,874	2,571	—	8,445

Noninterest income	25,918	1,110	—	27,028

Noninterest expense	107,906	7,570	591	116,067

Income tax expense (benefit)	17,965	1,296	(2,298)	16,963

Net income	28,324	1,826	(4,087)	26,063

Total assets	5,537,746	123,747	20,202	5,681,695

*	Eliminations consist of intercompany interest income and interest expense.
(22)	Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Deferrable Interest Debentures (Trust-Preferred Securities)

The Company has two Delaware statutory business trusts, Northwest Capital Trust I and Northwest Bancorp Statutory Trust I (the Trusts). These trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed. Northwest Capital Trust I issued 2,760,000 of 8.75% Cumulative Trust Preferred Securities through a public offering on November 30, 2001 (liquidation value of $25 per preferred security or $69,000,000) with a stated maturity of
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
December 31, 2031. The securities trade on the Nasdaq Stock Market under the symbol NWSBP. Northwest Bancorp Statutory Trust I issued 30,000 Cumulative Trust Preferred Securities in a private transaction to a pooled investment vehicle on December 18, 2001 (liquidation value of $1,000 per preferred security or $30,000,000) with a stated maturity of December 23, 2031 and a floating rate of interest, which is reset quarterly, equal to three month LIBOR plus 3.60%. The trust-preferred securities qualify as regulatory Tier I capital and the cash distributions are tax deductible.

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities. Northwest Capital Trust I holds $71,134,025 of the Company’s 8.75% junior subordinated debentures, due December 31, 2031. Northwest Bancorp Statutory Trust I holds $30,928,000 of the Company’s junior subordinated debentures due December 23, 2031 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 3.60%. The rate in effect at June 30, 2005 was 7.03%. These subordinated debentures are the sole assets of the trusts.

Prior to the adoption of FASB Interpretation No. 46 Revised (FIN 46 Revised) effective October 1, 2003, for financial reporting purposes, the trusts were treated as subsidiaries and were consolidated into the financial statements of the Company. The capital securities were presented as separate line item on the consolidated statement of financial condition as “Guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures (trust-preferred securities)”, and the retained common capital securities of the trusts were eliminated against the Company’s investment in the trusts. Distributions on the trust-preferred securities were reported as interest expense.

Upon adoption of FIN 46 Revised, the trusts were deconsolidated. As a result, the junior subordinated debentures are reported on the consolidated statement of financial condition as “Junior subordinated deferrable interest debentures held by trusts that issue guaranteed capital debt securities.” The Company records interest expense on the junior subordinated debentures. The Company also recorded the $3.1 million of common capital securities issued by the trusts in other assets.

Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the trusts. The Company has the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust securities also are deferred. Interest on the subordinated debentures and distributions on the trust securities is cumulative. The Company obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities.

The trusts must redeem the preferred securities when the debentures are paid at maturity or upon an earlier redemption of the debentures to the extent the debentures are redeemed. All or part of the debentures may be redeemed at any time on or after December 31, 2006. Also, the debentures may be redeemed at any time if existing laws or regulations, or the interpretation or application of these laws or regulations, change causing:
•	the interest on the debentures to no longer be deductible by the Company for federal income tax purposes;
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
•	the trust to become subject to federal income tax or to certain other taxes or governmental charges;

•	the trust to register as an investment company; and

•	the Company to become subject to capital requirements and the preferred securities do not qualify as Tier I capital.
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

(23)	Selected Quarterly Financial Data (Unaudited)

	Three months ended
	September 30	December 31	March 31	June 30
	(In thousands, except per share data)
Fiscal 2005:
Interest income	$78,133	79,468	81,752	82,471
Interest expense	33,300	34,082	34,429	36,236

Net interest income	44,833	45,386	47,323	46,235

Provision for loan losses	1,839	2,164	2,906	2,657
Noninterest income	7,610	7,501	8,558	8,335
Noninterest expenses	30,338	32,173	32,729	32,399

Income before income taxes	20,266	18,550	20,246	19,514

Income taxes	5,998	5,384	5,983	5,407

Net income	$14,268	13,166	14,263	14,107

Basic earnings per share	$0.30	0.26	0.28	0.28

Diluted earnings per share	$0.29	0.26	0.28	0.28
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)

	Three months ended
	September 30	December 31	March 31	June 30
	(In thousands, except per share data)
Fiscal 2004:
Interest income	$71,118	76,786	76,685	75,641
Interest expense	35,355	33,984	32,502	32,625

Net interest income	35,763	42,802	44,183	43,016

Provision for loan losses	1,745	1,733	1,659	1,723
Noninterest income	9,954	7,484	8,291	6,133
Noninterest expenses	25,647	30,679	30,794	41,151

Income before income taxes	18,325	17,874	20,021	6,275

Income taxes	5,473	5,128	5,832	3,412

Net income	$12,852	12,746	14,189	2,863

Basic earnings per share	$0.27	0.27	0.30	0.06

Diluted earnings per share	$0.27	0.26	0.29	0.06
(24)	Subsequent Event

On August 23, 2005, the Company announced that its Board of Directors authorized the repurchase of up to 5%, or approximately one million, of the Company’s publicly traded shares. The stock repurchase program, which has no expiration date, may be carried out through open market purchases, block trades, and in negotiated private transactions. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.
     Management’s Report on Internal Control over Financial Reporting — filed herewith under PART II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.	OTHER INFORMATION
     Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
     The “Proposal I—Election of Directors” section of the Company’s 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The “Proposal I—Election of Directors” section of the Company’s 2005 Proxy Statement is incorporated herein by reference.
     The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.
     Set forth below is certain information as of June 30, 2005 regarding equity compensation plans that have been approved by stockholders.

	Number of securities to be issued		Number of securities
Equity compensation plans	upon exercise of outstanding	Weighted average	remaining available for
approved by stockholders	options and rights	exercise price	issuance under plan
1995 Stock Option Plan	331,320	$6.22	—
2000 Stock Option Plan	747,940	$16.73	6,435
2004 Stock Option Plan	224,546	$22.93	501,006
Total	1,303,806	$15.13	507,441

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The “Transactions with Certain Related Persons” section of the Company’s 2004 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2005 Proxy Statement is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) Financial Statements
     The following documents are filed as part of this Form 10-K.
(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Financial Condition — at June 30, 2005 and 2004

(C)	Consolidated Statements of Income — Years ended June 30, 2005, 2004 and 2003

(D)	Consolidated Statements of Changes in Shareholders’ Equity — Years ended June 30, 2005, 2004 and 2003

(E)	Consolidated Statements of Cash Flows — Years ended June 30, 2005, 2004 and 2003

(F)	Notes to Consolidated Financial Statements.
     (a)(2) Financial Statement Schedules
          None.
     (a)(3) Exhibits

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3	Articles of Incorporation and Bylaws	***

4	Instruments defining the rights of security holders, including indentures	*

9	Voting trust agreement	None

10.1	Restated Deferred Compensation Plan for Directors	*

10.2	Retirement Plan for Outside Directors	*

10.3	Northwest Savings Bank Nonqualified Supplemental Retirement Plan	*

10.4	Employee Stock Ownership Plan	*

10.5	Employee Severance Compensation Plan	*

10.6	Employment Agreement for William J. Wagner	**

10.7	Form of Senior Vice President Employment Agreement	**

10.8	Northwest Bancorp, Inc. 2004 Stock Option Plan	****

10.9	Northwest Bancorp, Inc. 2004 Recognition and Retention Plan	****

11	Statement re: computation of per share earnings	None

12	Statement re: computation or ratios	Not required

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of Registrant	**

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of experts and counsel	23

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto
24	Power of Attorney	Not Required

28	Information from reports furnished to State insurance regulatory authorities	None

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-31687), originally filed with the SEC on July 21, 1997, as amended on October 9, 1997 and November 4, 1997.

**	This document has been filed with the Securities and Exchange Commission on September 30, 2002.

***	Incorporated by reference to the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on November 21, 2000.

****	Incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on October 6, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORP, INC.

Date:	September 13, 2005	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President and
Chief Executive Officer (Principal
Executive Officer)
     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William J. Wagner	By:	/s/ William W. Harvey, Jr.
	William J. Wagner, Chairman, President,		William W. Harvey, Jr., Senior Vice
	Chief Executive Officer and Director		President, Finance (Principal
Financial and Accounting Officer)

	Date: September 13, 2005		Date: September 13, 2005

By:	/s/ John M. Bauer	By:	/s/ Richard L. Carr

	John M. Bauer, Director		Richard L. Carr, Director

	Date: September 13, 2005		Date: September 13, 2005

By:	/s/ Richard E. McDowell	By:	/s/ Thomas K. Creal
	Richard E. McDowell, Director		Thomas K. Creal, III, Director

	Date: September 13, 2005		Date: September 13, 2005

By:	/s/ Joseph F. Long	By:	/s/ A. Paul King
	Joseph F. Long, Director		A. Paul King, Director

	Date: September 13, 2005		Date: September 13, 2005

By:	/s/ Robert G. Ferrier
Robert G. Ferrier, Director

Date: September 13, 2005