Form 10-Q
period 2005-09-30
NORTHWEST BANCORP INC
filed 2005-11-09
CIK 1042064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                          to
Commission File Number 0-23817
Northwest Bancorp, Inc.
(Exact name of registrant as specified in its charter)

United States of America	23-2900888

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Liberty Street, Warren, Pennsylvania	16365

(Address of principal executive offices)	(Zip Code)
(814) 726-2140
(Registrant’s telephone number, including area code)
301 Second Avenue, Warren Pennsylvania
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
     Common Stock ($.10 par value) 50,915,265 shares outstanding as of September 30, 2005

NORTHWEST BANCORP, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(unaudited)
	September 30,	June 30,
	2005	2005
Assets
Cash and due from banks	$90,204	$83,651
Interest-earning deposits in other financial institutions	27,083	52,237
Federal funds sold and other short-term investments	55	—
Marketable securities available-for-sale (amortized cost of $613,096 and $671,137)	613,365	675,183
Marketable securities held-to-maturity (market value of $673,977 and $709,468)	669,466	702,979

Total cash and investments	1,400,173	1,514,050

Mortgage loans — one- to four- family	2,690,545	2,644,063
Commercial real estate loans	550,594	526,030
Consumer loans	1,143,502	1,099,470
Commercial business loans	143,154	138,884

Total loans receivable	4,527,795	4,408,447
Allowance for loan losses	(32,577)	(31,563)

Loans receivable, net	4,495,218	4,376,884

Federal Home Loan Bank stock, at cost	33,817	33,055
Accrued interest receivable	25,345	24,387
Real estate owned, net	5,594	6,685
Premises and equipment, net	96,087	96,028
Bank owned life insurance	105,661	104,573
Goodwill	142,078	142,078
Other intangible assets	10,945	11,920
Other assets	17,819	20,822

Total assets	$6,332,737	$6,330,482

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$290,243	$264,746
Interest-bearing demand deposits	682,763	679,422
Savings deposits	1,586,546	1,681,291
Time deposits	2,634,909	2,562,487

Total deposits	5,194,461	5,187,946

Borrowed funds	410,225	410,344
Advances by borrowers for taxes and insurance	13,742	30,769
Accrued interest payable	4,341	4,020
Other liabilities	16,843	13,151
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	102,062	102,062

Total liabilities	5,741,674	5,748,292

Shareholders’ Equity:
Preferred stock, $0.10 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.10 par value: 500,000,000 shares authorized, 50,940,265 and 50,843,805 issued, respectively	5,094	5,084
Paid-in capital	211,395	210,804
Retained earnings	378,427	367,255
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale, net of income taxes	1,884	4,514
Treasury stock, at cost, 25,000 and no shares, respectively	(560)	—
Unearned compensation — recognition and retention plan	(5,177)	(5,467)

	591,063	582,190

Total liabilities and shareholders’ equity	$6,332,737	$6,330,482

See accompanying notes to consolidated financial statements — unaudited

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended
	September 30,
	2005	2004
Interest income:
Loans receivable	$69,009	$63,427
Mortgage-backed securities	5,753	6,696
Taxable investment securities	5,336	3,762
Tax-free investment securities	2,984	3,092
Interest-earning deposits	655	1,156

Total interest income	83,737	78,133

Interest expense:
Deposits	31,594	26,277
Borrowed funds	6,795	7,023

Total interest expense	38,389	33,300

Net interest income	45,348	44,833
Provision for loan losses	2,411	1,839

Net interest income after provision for loan losses	42,937	42,994

Noninterest income:
Service charges and fees	5,776	3,978
Trust and other financial services income	1,080	1,055
Insurance commission income	648	464
Gain on sale of marketable securities, net	—	130
Gain (loss) on sale of loans, net	75	(79)
Gain on sale of real estate owned, net	487	25
Income from bank owned life insurance	1,086	1,145
Other operating income	513	892

Total noninterest income	9,665	7,610

Noninterest expense:
Compensation and employee benefits	17,473	17,130
Premises and occupancy costs	4,712	4,131
Office operations	3,016	2,693
Processing expenses	2,701	2,446
Advertising	713	618
Amortization of intangible assets	975	1,382
Other expenses	2,865	2,035

Total noninterest expense	32,455	30,435

Income before income taxes	20,147	20,169

Federal and state income taxes	6,126	5,994

Net income	$14,021	$14,175

Basic earnings per share	$0.28	$0.29

Diluted earnings per share	$0.27	$0.29

See accompanying notes to consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)
Three months ended September 30, 2004

					Accum.
					Other		Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Compensation -	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Stock	RRP plan	Equity
Beginning balance at June 30, 2004	47,960,287	$4,796	214,868	332,841	(2,033)	—	—	$550,472

Comprehensive income:
Net income	—	—	—	14,175	—	—	—	14,175
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	8,649	—	—	8,649

Total comprehensive income	—	—	—	14,175	8,649	—	—	22,824

Exercise of stock options	35,045	4	157	—	—	—	—	161

Issuance of common shares in exchange for Leeds Federal Savings Bank	1,334,859	133	(12,133)	—	—	—	—	(12,000)

Dividends paid ($0.12 per share)	—	—	—	(5,756)	—	—	—	(5,756)

Ending balance at September 30, 2004	49,330,191	$4,933	202,892	341,260	6,616	—	—	$555,701

Three months ended September 30, 2005

					Accum.
					Other		Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Compensation-	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Stock	RRP plan	Equity
Beginning balance at June 30, 2005	50,843,805	$5,084	210,804	367,255	4,514	—	(5,467)	$582,190
Comprehensive income:
Net income	—	—	—	14,021	—	—	—	14,021
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	(2,630)	—	—	(2,630)

Total comprehensive income	—	—	—	14,021	(2,630)	—	—	11,391

Exercise of stock options	96,460	10	339	—	—	—	—	349

Stock option plan expense	—	—	252	—	—	—	—	252

Purchase of treasury stock	(25,000)	—	—	—	—	(560)	—	(560)

Unearned compensation expense	—	—	—	—	—	—	290	290

Dividends paid ($0.14 per share)	—	—	—	(2,849)	—	—	—	(2,849)

Ending balance at September 30, 2005	50,915,265	5,094	211,395	378,427	1,884	(560)	(5,177)	591,063

See accompanying notes to consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	September 30,
	2005	2004
OPERATING ACTIVITIES:
Net Income	$14,021	$14,175
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,411	1,839
Net gain on sale of assets	(562)	(76)
Net depreciation, amortization and accretion	2,624	2,944
Decrease in other assets	2,358	429
Decrease in other liabilities	4,013	(1,380)
Net amortization of premium on marketable securities	705	712
Noncash compensation expense related to stock benefit plans	542	97

Net cash provided by operating activities	26,112	18,740

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	—	(28,931)
Purchase of marketable securities available-for-sale	(3,632)	(80,458)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	33,016	73,912
Proceeds from maturities and principal reductions of marketable securities available-for-sale	61,467	115,724
Proceeds from sales of marketable securities, available-for-sale	—	2,393
Loan originations	(459,658)	(290,570)
Proceeds from loan maturities and principal reductions	289,053	184,521
Proceeds from loan sales	47,696	14,528
Purchase of FHLB stock	(762)	—
Proceeds from sale of real estate owned	3,489	508
Net sale of real estate owned for investment	211	88
Purchase of premises and equipment	(2,158)	(6,702)

Net cash used by investing activities	(31,278)	(14,987)

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three months ended
	September 30,
	2005	2004
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	6,515	(11,477)
Repayments of long-term borrowings	(14)	(14)
Net increase in short-term borrowings	206	3,768
Decrease in advances by borrowers for taxes and insurance	(17,027)	(17,980)
Cash dividends paid	(2,849)	(5,756)
Proceeds from stock options exercised	349	161
Purchase of treasury stock	(560)	—

Net cash used by financing activities	(13,380)	(31,298)

Net decrease in cash and cash equivalents	$(18,546)	$(27,545)

Cash and cash equivalents at beginning of period	$135,888	$391,723
Net decrease in cash and cash equivalents	(18,546)	(27,545)

Cash and cash equivalents at end of period	$117,342	$364,178

Cash and cash equivalents:
Cash and due from banks	$90,204	$72,778
Interest-earning deposits in other financial institutions	27,083	129,959
Federal funds sold and other short-term investments	55	161,441

Total cash and cash equivalents	$117,342	$364,178

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of 26,283, and 21,738)	$38,068	$32,407

Income taxes	$415	$7,794

Non-cash activities:
Loans transferred to real estate owned	$1,911	$1,670

Sale of real estate owned financed by the Company	$86	$207

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(1) Basis of Presentation and Informational Disclosure
The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC, a federal mutual holding company, owns approximately 60% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the “Company”). The Company, a federally-chartered savings and loan holding company, is regulated by the Office of Thrift Supervision (“OTS”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”). At September 30, 2005, Northwest operated 153 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and eastern Maryland. On October 21, 2005 the Company completed its previously announced acquisition of Equinox Financial Corporation. Upon completion of the acquisition, the Company enters the South Florida market, as the Pembroke Pines office of Equinox Bank will operate as a Northwest office. The Company changed its fiscal year from June 30 to December 31, beginning with the six-month period ending December 31, 2005.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the necessary footnote information for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Certain items previously reported have been reclassified to conform to the current period’s reporting format. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the six-month period ending December 31, 2005.
Stock-Based Compensation
Where applicable, dollar amounts contained in this document have been revised to include the effect of the adoption of Financial Accounting Standards 123 – (Revised December 2004), “Share-Based Payment” (“FAS 123(R)”). The Company adopted FAS 123(R) applying the modified retrospective transition method to all prior years for which the original FAS 123 standard was applicable. Using this method, on July 1, 2005, the Company adjusted the June 30, 2005 paid-in capital and retained earnings balances by $4.3 million. There was no adjustment to deferred taxes.
The effect of the adoption of FAS 123(R) on income before income taxes, net income and basic and diluted earnings per share for the three-month period ended September 30, 2005 was $252,000, $240,000, $0.01 and $0.01, respectively. The effect on income before income taxes, net income and basic and diluted earnings per share for the three-month period ended September 30, 2004 was $97,000, $93,000, $0.01 and $0.01, respectively. There were no stock options granted during the three-month period ended September 30, 2005. In addition, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 for all other required disclosures.
On March 16, 2005, the Company issued 278,231 shares to participants of the Northwest Bancorp, Inc. 2004 Recognition and Retention Plan (“RRP plan”). Awarded RRP plan shares vest over a five-year period beginning on March 16, 2005.
Stock-based employee compensation expense of $290,000 and $0 relating to the Company’s RRP plan is reflected in compensation expense during the three months ended September 30, 2005 and 2004, respectively.

(2) Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Northwest, Northwest Consumer Discount Company, Northwest Finance Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Rid-Fed, Inc., Allegheny Services, Inc. and Great Northwest Corporation. All significant intercompany items have been eliminated.
(3) Business Segments
The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banking segment includes Northwest and Northwest’s subsidiaries that provide similar products and services. Northwest is a community-oriented institution that offers a full array of traditional deposit and loan products, including mortgage, consumer and commercial loans, as well as trust, investment management and brokerage services typically offered by a full-service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, which operates 47 offices in Pennsylvania and two offices in southwestern New York. The subsidiary compliments the services of Northwest by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Allegheny Services, Inc. Net income is the primary measure used by management to measure segment performance. The following tables provide financial information for these segments. The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.
As of or for the three months ended:

	Community	Consumer
September 30, 2005 ($ in 000’s)	Banking	Finance	All Other *		Consolidated
External interest income	$79,363	4,374	-0	-	83,737
Intersegment interest income	1,658	—	(1,658)		—
Interest expense	36,232	1,729	428		38,389
Provision for loan losses	1,750	661	—		2,411
Noninterest income	8,929	672	64		9,665
Noninterest expense	30,414	1,897	144		32,455
Income tax expense (benefit)	6,609	275	(758)		6,126
Net income	14,945	484	(1,408)		14,021

Total assets	$6,297,323	122,675	(87,261)		6,332,737

	Community	Consumer
September 30, 2004 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$73,498	4,385	250	78,133
Intersegment interest income	1,196	—	(1,196)	—
Interest expense	31,293	1,274	733	33,300
Provision for loan losses	1,080	759	—	1,839
Noninterest income	7,008	543	59	7,610
Noninterest expense	28,141	1,919	375	30,435
Income tax expense (benefit)	6,291	406	(703)	5,994
Net income	14,897	570	(1,292)	14,175

Total assets	$6,178,674	123,036	(76,158)	6,225,552

*	Eliminations consist of intercompany loans, interest income and interest expense.

(4) Goodwill and Other Intangible Assets
The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30,	June 30,
	2005	2005
Amortizable intangible assets:
Core deposit intangibles – gross	$21,006	21,006
Less: accumulated amortization	(10,624)	(9,670)

Core deposit intangibles – net	$10,382	11,336

Customer and Contract intangible assets – gross	1,881	1,881
Less: accumulated amortization	(1,318)	(1,297)

Customer and Contract intangible assets – net	$563	584

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banking	Finance	Total
Balance at June 30, 2004	$140,765	1,313	142,078

Goodwill acquired	—	—	—

Impairment losses	—	—	—

Balance at June 30, 2005	140,765	1,313	142,078

Goodwill acquired	—	—	—

Impairment losses	—	—	—

Balance at September 30, 2005	$140,765	1,313	142,078

The following information shows the actual aggregate amortization expense for the current quarter, the prior year’s quarter, and prior fiscal year as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the six-month period ending December 31, 2005 and each of the five succeeding fiscal years (in thousands):

For the three months ended 9/30/04	$1,382

For the three months ended 9/30/05	975

For the fiscal year ended 6/30/05	4,509

For the six-month period ending 12/31/05	1,820

For the year ended 12/31/06	3,252

For the year ended 12/31/07	2,652

For the year ended 12/31/08	2,022

For the year ended 12/31/09	1,177

For the year ended 12/31/10	586

(5) Guarantees
The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. At September 30, 2005, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $13.6 million, of which $11.4 million is fully collateralized. At September 30, 2005, the Company had a liability of $77,000 related to the standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.
(6) Earnings Per Share
Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering common stock equivalents or any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Option grants to purchase 220,780 and 224,546 shares of common stock at $25.49 and $22.93, respectively, per share were outstanding during the quarter ended September 30, 2005 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. There were no anti-dilutive options outstanding during the quarter ended September 30, 2004. The computation of basic and diluted earnings per share follows (in thousands, except per share amounts):

	Three months ended
	September 30,
	2005	2004
Reported net income	$14,021	14,175

Weighted average common shares outstanding	50,887	48,282
Common stock equivalents due to effect of stock options	362	518

Total weighted average common shares and equivalents	51,249	48,800

Basic earnings per share:	$0.28	0.29

Diluted earnings per share:	$0.27	0.29

(7) Pension and Post-retirement benefits (in thousands):
Components of Net Periodic Benefit Cost

	Pension Benefits		Other Post-retirement Benefits
	Three months ended September 30,
	2005	2004	2005	2004
Service cost	$1,128	938	—	—
Interest cost	867	776	23	25
Expected return on plan assets	832	703	—	—
Amortization of transition asset	(10)	(10)	—	—
Amortization of prior service cost	20	20	—	—
Amortization of the net loss	236	166	8	7

Net periodic benefit cost	$1,409	1,187	31	32

The Company made no contribution to its pension plans during the three months ended September 30, 2005. The Company anticipates making a contribution to its defined benefit pension plan of $2.0 million during the six-month period ending December 31, 2005. The amount of the contribution will be determined by actuarial computation so that the plan assets exceed the accumulated benefit obligation, therefore, we do not expect that a minimum liability adjustment will need to be recorded as of December 31, 2005.

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
Allowance for Loan Losses. In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the security for the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using the Company’s historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date. Commercial loans over a certain dollar amount are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans under SFAS 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations. The allowance review methodology is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results. Management believes, to the best of their knowledge, that all known losses as of the balance sheet date have been recorded.
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
Deferred Income Taxes. The Company uses the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Using this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates the Company makes in determining our deferred tax assets, which are inherently subjective, are reviewed on an ongoing basis as regulatory and business factors change. A reduction in estimated future taxable income could require the Company to record a valuation allowance. Changes in levels of valuation allowances could result in increased income tax expense, and could negatively affect earnings.
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
Executive Summary
The Company’s total assets at September 30, 2005 were $6.333 billion, an increase of $2.3 million, or less than 1%, from June 30, 2005. During the period, cash and investments decreased by $113.9 million, or 7.5%, while net loans receivable increased by $118.3 million.
Deposits increased by $6.5 million, or less than 1%, during the first three months of the six-month period, while shareholders equity increased by $8.9 million.
Net income for the quarter decreased slightly to $14.0 million, from $14.2 million for the quarter ended September 30, 2004.

Discussion of Financial Condition Changes from June 30, 2005 to September 30, 2005
Assets
At September 30, 2005 the Company had total assets of $6.333 billion, an increase of $2.3 million, or less than 1%, from $6.330 billion at June 30, 2005. This increase is primarily attributed to an increase in funding sources as deposits increased $6.5 million.
Cash and investments totaled $1.400 billion at September 30, 2005, a decrease of $113.9 million, or 7.5%, from $1.514 billion at June 30, 2005. During the quarter the Company utilized interest-earning deposits and cash flow from its mortgage-backed security portfolio to fund strong loan demand. Net loans receivable increased by $118.3 million, or 2.7%, to $4.495 billion at September 30, 2005 from $4.377 billion at June 30, 2005.
Liabilities
Deposits increased slightly by $6.5 million, or less than 1%, to $5.194 billion at September 30, 2005 from $5.188 billion at June 30, 2005. Advances by borrowers for taxes and insurance decreased by $17.1 million, or 55.3%, to $13.7 million at September 30, 2005 from $30.8 million at June 30, 2005. This decrease is due to the seasonal nature of payments made to taxing authorities on behalf of our customers.
Capital Resources and Liquidity
Total shareholders’ equity at September 30, 2005 was $591.1 million, an increase of $8.9 million, or 1.5%, from $582.2 million at June 30, 2005. This increase was primarily attributable to net income for the period of $14.0 million partially offset by a decrease in the unrealized gain on securities, net of tax, of $2.6 million, the payment of cash dividends of $2.8 million and an increase in treasury stock as the Company repurchased 25,000 shares during the quarter for approximately $560,000.
Northwest is subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Northwest must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk-weighting and other factors.
Quantitative measures, established by regulation to ensure capital adequacy, require Northwest to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).
September 30, 2005
(dollars in thousands)

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Northwest Savings Bank	$551,878	15.55%	$283,998	8.00%	$354,998	10.00%

Tier I Capital (to risk weighted assets):
Northwest Savings Bank	$517,396	14.57%	$141,999	4.00%	$212,999	6.00%

Tier I Capital (leverage) (to average assets):
Northwest Savings Bank	$517,396	8.31%	$186,682	3.00%*	$311,137	5.00%

June 30, 2005

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Northwest Savings Bank	$542,739	15.53%	$279,538	8.00%	$349,423	10.00%

Tier I Capital (to risk weighted assets):
Northwest Savings Bank	$508,629	14.56%	$139,769	4.00%	$209,654	6.00%

Tier I Capital (leverage) (to average assets):
Northwest Savings Bank	$508,629	8.36%	$182,503	3.00%*	$304,171	5.00%

*	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of September 30, 2005, the Company had not been advised of any additional requirements in this regard.
Northwest is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest’s internal liquidity requirements are based upon liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest has always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at September 30, 2005 was 20.9%. The Company and Northwest adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.
The Company paid $2.8 million in cash dividends during the period, compared with $5.8 million in the prior year period. Northwest Bancorp, MHC received regulatory permission to waive its right to receive dividends. Beginning with the dividend payable on May 16, 2005, Northwest Bancorp, MHC waived dividends payable from the Company. Northwest Bancorp, MHC will continue to waive its right to receive future dividends until further notice. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 51.9% in the current quarter on a dividend of $0.14 per share compared with 41.8% in the same period last year on a dividend of $0.12 per share. The Company has declared a dividend of $0.16 per share payable on November 17, 2005 to shareholders of record on November 3, 2005.
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

	September 30, 2005	June 30, 2005
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One-to-four family residential loans	$10,195	$11,507
Multifamily and commercial real estate loans	20,769	15,610
Consumer loans	6,295	5,514
Commercial business loans	1,567	979
Total	$38,826	$33,610

Total nonperforming loans as a percentage of loans receivable	0.86%	0.76%
Total real estate acquired through foreclosure and other real estate owned	$5,594	$6,685
Total nonperforming assets	$44,420	$40,295

Total nonperforming assets as a percentage of total assets	0.70%	0.64%

A loan is considered to be impaired, as defined by SFAS No. 114 when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at September 30, 2005 and June 30, 2005 were $38.8 million and $33.6 million, respectively.
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
The individual impairment measures along with the estimated range of losses for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to the Credit Committee on a quarterly basis. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, discusses lending products, activity, competition and collateral values, as well as economic conditions in general and in each market area of the Company. Based on this review and discussion the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined. In addition, the Credit Committee considers if any changes to the methodology are needed. The Credit Committee also reviews and discusses the Company’s delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to its peer group as well as state and national statistics. Similarly, following the Credit Committee’s review and approval, a review is performed by the Risk Management Committee of the Board of Directors.
In addition to the reviews by management’s Credit Committee and the Board of Directors’ Risk Management Committee, regulators from either the FDIC or applicable state department of banking perform an extensive review on an annual basis for the adequacy of the ALL and its conformity with regulatory guidelines and pronouncements. Any recommendations or enhancements from these independent parties are considered by management and the Credit Committee and implemented accordingly.
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
Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004
Net income for the three months ended September 30, 2005 was $14.0 million, or $0.27 per diluted share, a decrease of $154,000, or 1.1%, from $14.2 million, or $0.29 per diluted share, for the same quarter last year. This decrease in net income resulted primarily from an increase in noninterest expenses of $2.1 million, a decrease in net interest income after the provision for loan losses of $57,000 and an increase in income taxes of $132,000, all of which were largely offset by an increase in noninterest income of $2.1 million. The decrease in earnings per share resulted from the slight decrease in net income and the full year effect of the issuance of 2,425,759 shares of common stock to Northwest Bancorp, MHC in connection with the acquisitions of Leeds Federal Savings Bank and First Carnegie Deposit from Northwest Bancorp, MHC during the previous fiscal year.
Net income for the three months ended September 30, 2005 represents a 9.58% and 0.89% return on average equity and return on average assets, respectively, compared to 10.19% and 0.89% for the same quarter last year.
Interest Income
Total interest income increased by $5.6 million, or 7.0%, on a taxable equivalent basis, to $85.7 million due primarily to the redeployment of cash from interest earning deposits into higher yielding loans and investment securities. The average yield on interest earning assets increased to 5.82% from 5.40%, while average interest earning assets decreased by $37.7 million, or 1.0%, to $5.895 billion for the three months ended September 30, 2005 from $5.933 billion for the three months ended September 30, 2004. The decrease in average interest earning assets is primarily a result of a corresponding decrease in interest bearing liabilities.
Interest income on loans receivable increased by $5.7 million, or 8.9%, on a taxable equivalent basis, to $69.4 million because of increases in both the average balance and average yield earned. The average balance increased by $338.2 million, or 8.2%, to $4.460 billion for the three months ended September 30, 2005 from $4.122 billion for the three months ended September 30, 2004. The increase in average balance was supplemented by an increase in the average yield to 6.23% from 6.19%. Average loans outstanding increased primarily as a result of the continued loan demand throughout the Company’s market area and the increase in average yield is the result of recent increases in current market interest rates.
Interest income on mortgage-backed securities decreased by $943,000, or 14.1%, to $5.8 million, because of a decrease in the average balance of $195.7 million, or 24.7%, to $595.8 million. The effect of the decrease in the average balance was partially offset by an increase in the average yield to 3.86% from 3.38%. The average balance decreased when funds received from principal and interest payments were used to fund loan demand rather than being reinvested in mortgage-backed securities. The average yield on mortgage-backed securities, of which approximately 71% are variable rate, increased in response to the recent increases in short-term interest rates.
Interest income on investment securities increased by $1.3 million, or 15.9%, to $9.7 million, on a taxable-equivalent basis primarily because of an increase in the average balance. The average balance increased by $102.4 million, or 16.2%, to $733.0 million for the three-month period ended September 30, 2005 from $630.6 million for the three-month period ended September 30, 2004. The increase in average balance was slightly offset by the average yield decreasing to 5.30% from 5.32%, on a taxable equivalent basis.
Interest income on interest-earning deposits decreased by $501,000, or 43.3%, because of a decrease in the average balance of $277.4 million, or 79.2%, to $73.1 million for the three months ended September 30, 2005, from $350.5 million for the three months ended September 30, 2004. This decrease was partially offset by an increase in the average yield to 3.59% for the three-month period ended September 30, 2005 from 1.32% for the three-month period ended September 30, 2004. The increase in average yield was primarily due to the recent increases in overnight interest rates. The average balance decreased due to the use of cash to fund loan growth and purchase higher yielding investment securities.
Interest Expense
Total interest expense increased by $5.1 million, or 15.3%, to $38.4 million due to an increase in the average cost of interest-bearing liabilities, which increased to 2.81% from 2.39%. The increase in average cost was partially offset by a decrease in the average balance, which decreased by $122.1 million, or 2.2%, to $5.413 billion, from $5.535 billion. The increase in the overall cost of funds resulted primarily from an increase in the cost of deposits, which increased to 2.56%, from 2.09%, driven by an increase in the level of short-term interest rates as well as a continued shift by customers from savings and money market accounts into higher yielding certificates of deposit.
Net Interest Income
Net interest income increased by $548,000, or 1.2%, on a taxable equivalent basis, to $47.4 million during the current quarter from $46.8 million for the same period a year ago. This increase in net interest income was attributable to the increase in net interest earning assets of $84.4 million, or 21.2%, and the expansion of the Company’s net interest margin to 3.21%, from 3.16%.
Provision for Loan Losses
The provision for loan losses increased by $572,000, or 31.1%, to $2.4 million for the three-month period ended September 30, 2005. Management analyzes the allowance for loan losses as described in the previous section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
Noninterest income increased by $2.1 million, or 27.0%, to $9.7 million, primarily from an increase in service charges and fees. Service charges and fees increased by $1.8 million, or 45.2% to 5.8 million. This increase in service charges and fees is primarily the result of the Company’s courtesy overdraft program that was implemented in June 2005. Trust and other financial services income and insurance commissions also increased in the current three-month period compared to the prior year period while income from bank owned life insurance decreased due to a decline in yield.
Noninterest Expense
Noninterest expense increased by $2.1 million, or 6.6%, to $32.5 million for the three-month period ended September 30, 2005, from $30.4 million for the same period a year ago. All major expense categories, except amortization of intangible assets, increased as a result of the growth of the Company’s retail network, the expansion of business banking and investment management and trust services and the addition of new products and services. Compensation and employee benefits increased as a result of the continued increase in health care costs, normal annual merit increases in salaries and the Company’s RRP expense. RRP expense for the three-month period ended September 30, 2005 was $290,000. Premises and occupancy costs and office operations have increased as a result of the Company’s growth and expansion. Other noninterest expense increased primarily because of an unusually large occurrence of REO expense for the quarter of approximately $375,000 as well as an increase in audit, legal and professional fees to be incurred during the six-month period ending December 31, 2005. Amortization of intangibles has decreased as the accelerated amortization of core deposit intangibles from prior acquisitions continues to decline.
Income Taxes
The provision for income taxes for the three-month period ended September 30, 2005 increased by $132,000, or 2.2%, compared to the prior year period. This increase in income tax expense is primarily due to an increase the Company’s effective tax rate, which increased to 30.4% from 29.7% as the amount of tax free income has decreased in proportion to the Company’s other revenue sources.
Recently Issued Accounting Standards
There were no standards issued in the current period that were not previously discussed in the Company’s June 30, 2005 Annual Report on Form 10-K.

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

	Three months ended September 30,
	2005			2004
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest earning assets:
Loans receivable (a) (b) (d)	$4,459,732	$69,408	6.23%	$4,121,527	$63,734	6.19%
Mortgage-backed securities (c)	$595,799	$5,753	3.86%	$791,546	$6,696	3.38%
Investment securities (c) (d) (e)	$733,009	$9,711	5.30%	$630,611	$8,382	5.32%
FHLB stock	$33,768	$216	2.56%	$38,884	$136	1.40%
Other interest earning deposits	$73,065	$655	3.59%	$350,517	$1,156	1.32%

Total interest earning assets	$5,895,373	$85,743	5.82%	$5,933,085	$80,104	5.40%

Noninterest earning assets (f)	$432,717			$419,887

TOTAL ASSETS	$6,328,090			$6,352,972

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	$1,019,513	$3,619	1.41%	$1,081,711	$3,677	1.35%
Now accounts	$674,708	$1,821	1.07%	$665,945	$1,123	0.67%
Money market demand accounts	$614,451	$3,696	2.39%	$887,056	$3,700	1.65%
Certificate accounts	$2,591,753	$22,459	3.44%	$2,348,952	$17,777	3.00%
Borrowed funds (g)	$410,888	$4,679	4.52%	$449,730	$5,057	4.46%
Debentures	$102,062	$2,117	8.23%	$102,062	$1,966	7.64%

Total interest bearing liabilities	$5,413,375	$38,391	2.81%	$5,535,456	$33,300	2.39%

Noninterest bearing liabilities	$329,575			$261,171

Total liabilities	$5,742,950			$5,796,627

Shareholders’ equity	$585,140			$556,345

TOTAL LIABILITIES AND EQUITY	$6,328,090			$6,352,972

Net interest income/ Interest rate spread		$47,352	3.01%		$46,804	3.01%

Net interest earning assets/ Net interest margin	$481,998		3.21%	$397,629		3.16%

Ratio of interest earning assets to interest bearing liabilities	1.09X			1.07X

(a)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a taxable equivalent basis.

(e)	Average balances include Fannie Mae and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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
Three months ended September 30, 2005 and 2004

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$427	$5,247	$5,674
Mortgage-backed securities	$947	$(1,890)	$(943)
Investment securities	$(32)	$1,361	$1,329
FHLB stock	$113	$(33)	$80
Other interest-earning deposits	$1,985	$(2,486)	$(501)

Total interest-earning assets	$3,440	$2,199	$5,639

Interest-bearing liabilities:
Savings accounts	$163	$(221)	$(58)
Now accounts	$679	$19	$698
Money market demand accounts	$1,636	$(1,640)	$(4)
Certificate accounts	$2,711	$1,971	$4,682
Borrowed funds	$64	$(442)	$(378)
Debentures	$151	$-0-	$151

Total interest-bearing liabilities	$5,404	$(313)	$5,091

Net change in net interest income	$(1,964)	$2,512	$548

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As the holding company for a savings bank, the Company’s primary market risk is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company’s interest sensitive liabilities typically have repricing periods or maturities of short duration, the Company has attempted to shorten the maturities of its assets by emphasizing the origination of short-term, fixed-rate consumer loans, one-to-four family residential mortgage loans with terms of 15 years or less and adjustable rate mortgage loans, consumer loans and commercial loans. In addition, the Company has purchased shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.
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
In an effort to assess market risk, the Company utilizes a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net income and the market value of the Company’s equity. Certain assumptions are made regarding loan prepayments and decay rates of passbook and NOW accounts. Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest on these assumptions may differ from simulated results. The Company has established the following guidelines for assessing interest rate risk:
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
The following table illustrates the simulated impact of a 1% or 2% upward or 1% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. Given the low interest rate environment that existed in the current period, the impact of a 2% downward shift is not shown in the table. This analysis was prepared assuming that interest-earning asset levels at September 30, 2005 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2005 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%

Projected percentage increase/ (decrease) in net income	(1.3)%	(4.7)%	0.7%	(2.7)%
Projected increase/ (decrease) in return on average equity	(0.3)%	(0.6)%	(0.1)%	(0.4)%
Projected increase/ (decrease) in earnings per share	$(0.01)	$(0.03)	$0.00	$(0.02)
Projected percentage increase/ (decrease) in market value of equity	(11.7)%	(25.7)%	7.2%	14.6%
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The following table discloses information regarding the Company’s repurchases of shares of common stock during the quarter ending September 30, 2005:

			Total number of	Maximum number
			shares purchased as	of shares yet
			part of a publicly	to be purchased
	Number of shares	Average price	announced repurchase	under the plan
Month	purchased	paid per share	plan (1)	(1)

July	-0-	$—	-0-	-0-

August	-0-	$—	-0-	-0-

September	25,000	$22.39	25,000	992,574

	25,000	$22.39

(1)	– On August 23, 2005, the Company announced a program to repurchase up to 1,017,574 of its outstanding shares. This program does not have an expiration date.
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
NORTHWEST BANCORP, INC.

Date: November 9, 2005	By:	/s/ William J. Wagner

William J. Wagner
President and Chief Executive Officer

Date: November 9, 2005	By:	/s/ William W. Harvey, Jr.

William W. Harvey, Jr.
Senior Vice President and
Chief Financial Officer