Form 10-KT
period 2005-12-31
NORTHWEST BANCORP INC
filed 2006-03-15
CIK 1042064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
OR

☑	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from July 1, 2005 to December 31, 2005
Commission File No. 000-23817
NORTHWEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

United States	23-2900888

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Liberty Street, Warren, Pennsylvania	16365

(Address of Principal Executive Offices)	Zip Code
(814) 726-2140
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:	None

Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, par value $0.10 per share

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of February 28, 2006, there were issued and outstanding 50,065,358 shares of the Registrant’s Common Stock, including 30,536,457 shares held by Northwest Bancorp, MHC, the Registrant’s mutual holding company.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2005, as reported by the Nasdaq National Market, was approximately $420.4 million.
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant (Part III).

PART I
ITEM 1. BUSINESS
General
     Northwest Bancorp, Inc.
     Northwest Bancorp, Inc. is a Federal corporation formed on June 29, 2001, as the successor to a Pennsylvania corporation of the same name. Both the Federal corporation and its Pennsylvania predecessor are referred to as the “Company.” The Company became the stock holding company of Northwest Savings Bank (the “Bank”) in a transaction (the “Two-Tier Reorganization”) that was approved by the Bank’s stockholders in December of 1997, and completed in February of 1998. In the Two-Tier Reorganization, each share of the Bank’s common stock was converted into and became a share of common stock of the Company, par value $0.10 per share (the “Common Stock”), and the Bank became a wholly-owned subsidiary of the Company. Northwest Bancorp, MHC (the “Mutual Holding Company”), which owned a majority of the Bank’s outstanding shares of common stock immediately prior to completion of the Two-Tier Reorganization, became the owner of the same percentage of the outstanding shares of Common Stock of the Company immediately following the completion of the Two-Tier Reorganization. On September 10, 2004, in exchange for 100% of the outstanding shares of Leeds Federal Savings Bank (“Leeds”), the Company cancelled a $12.0 million loan receivable from, and issued 1,334,859 shares to, the Mutual Holding Company. Concurrent with the Company’s acquisition of Leeds, the Company merged it into the Bank. On November 15, 2004, in exchange for 100% of the outstanding shares of First Carnegie Deposit (“First Carnegie”), the Company issued 1,090,900 shares to the Mutual Holding Company. Concurrent with the Company’s acquisition of First Carnegie, the Company merged it into the Bank. On August 25, 2003, the Company completed an incremental stock offering whereby the Company cancelled 7,255,520 shares of the Company’s stock owned by the Mutual Holding Company and the Company sold the same number of shares in a subscription offering. The Mutual Holding Company owns approximately 60% of the Company’s outstanding shares. The Mutual Holding Company has received approval from the Office of Thrift Supervision (“OTS”) to waive its right to receive cash dividends from the Company during 2006. As of December 31, 2005, the primary activity of the Company was the ownership of all of the issued and outstanding common stock of the Bank.
     As of December 31, 2005, through the Bank, the Company operated 153 community-banking offices throughout its market area in northwest, southwest and central Pennsylvania, western New York, eastern Ohio, Maryland and Florida. The Company, through the Bank and its wholly owned subsidiaries, also operates 48 consumer lending offices throughout Pennsylvania and two consumer lending offices in New York. The Company has focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. The Company, directly or through its subsidiaries, also emphasizes the origination of consumer loans, including home equity, second mortgage, education and other consumer loans. To a lesser extent, the Company also originates multifamily residential and commercial real estate loans and commercial business loans.
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
     Market Area
     The Company has been, and intends to continue to be, an independent community-oriented financial institution offering a wide variety of financial services to meet the needs of the communities it serves. The Company is headquartered in Warren, Pennsylvania, which is located in the northwestern region of Pennsylvania, and has its highest concentration of deposits and loans in the portion of its office network located in northwestern Pennsylvania. Since the early 1990s, the Company has expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania. As of December 31, 2005, the Company operated in Pennsylvania 133 community banking offices and 48 consumer finance offices located in the counties of Allegheny, Armstrong, Bedford, Berks, Blair, Butler, Cambria, Cameron, Centre, Chester, Clarion, Clearfield, Clinton, Columbia, Crawford, Cumberland, Dauphin, Elk, Erie, Fayette, Forest, Huntingdon, Indiana, Jefferson, Lancaster, Lawrence, Lebanon, Luzerne, Lycoming, McKean, Mercer, Mifflin, Northumberland, Potter, Schuylkill, Tioga, Venango, Warren, Washington, Westmoreland and York. In addition, the Company operated in Ohio five community banking offices located in the counties of Ashtabula, Geauga and Lake, thirteen community banking offices located in the New York counties of Chautauqua, Erie and Cattaraugus, two community banking offices in the Maryland counties of Baltimore and Howard and one community banking office in Broward County, Florida. The Company, through the Bank and its subsidiaries, also operates two consumer finance offices in southwestern New York.
Lending Activities
     General. Historically, the principal lending activity of the Company has been the origination, for retention in its portfolio, of fixed-rate and, to a lesser extent, adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located in its market area. The Company also originates loans collateralized by multifamily residential and commercial real estate, commercial business loans and consumer loans.
     In an effort to manage interest rate risk, the Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as adjustable-rate mortgage loans, home equity loans, and education loans, and by originating short-term and medium-term fixed-rate consumer loans. The Company also purchases mortgage-backed securities that generally have adjustable interest rates. Because the Company also originates a substantial amount of long-term fixed-rate mortgage loans collateralized by one- to four-family residential real estate, when possible, such loans are originated and underwritten according to standards that allow the Company to sell them in the secondary mortgage market for purposes of managing interest-rate risk and liquidity. The Company currently sells in the secondary market a limited amount of fixed-rate residential mortgage loans with maturities of more than 15 years, and generally retains all adjustable-rate mortgage loans and fixed-rate residential mortgage loans with maturities of 15 years or less. The Company is primarily a portfolio lender and at any one time the Company holds only a nominal amount of loans identified as available-for-sale. The Company retains servicing on the mortgage loans it sells and realizes monthly service fee income. The Company generally retains in its portfolio all consumer loans, multifamily residential and commercial real estate loans, and commercial business loans that it originates.

     Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company’s loan portfolio by type of loan as of the dates indicated.

	At December 31,		At June 30,
	2005		2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate:
One- to four-family	$2,805,900	59.5%	$2,693,174	60.3%	$2,615,328	63.1%	$2,285,151	65.1%	$2,056,105	66.9%	$2,005,020	68.7%
Multifamily and commercial	594,503	12.6	534,224	11.9	454,606	11.0	377,507	10.8	304,456	9.9	249,049	8.5

Total real estate loans	3,400,403	72.1	3,227,398	72.2	3,069,934	74.1	2,662,658	75.9	2,360,561	76.8	2,254,069	77.2
Consumer:
Automobile	144,519	3.1	138,102	3.1	120,887	2.9	119,778	3.4	117,240	3.8	94,475	3.2
Home improvement	780,451	16.5	737,619	16.5	588,192	14.2	387,698	11.1	293,865	9.6	260,169	8.9
Education loans	120,504	2.5	112,462	2.5	95,599	2.3	90,485	2.6	84,817	2.8	77,753	2.7
Loans on savings accounts	9,066	0.2	8,500	0.2	8,038	0.2	7,879	0.2	7,733	0.2	8,923	0.3
Other (1)	106,390	2.3	102,787	2.3	112,163	2.7	107,522	3.1	113,570	3.7	134,023	4.6

Total consumer loans	1,160,930	24.6	1,099,470	24.6	924,879	22.3	713,362	20.4	617,225	20.1	575,343	19.7
Commercial business	157,572	3.3	142,391	3.2	149,509	3.6	130,694	3.7	95,968	3.1	89,784	3.1

Total loans receivable, gross	4,718,905	100.00%	4,469,259	100.0%	4,144,322	100.0%	3,506,714	100.0%	3,073,754	100.0%	2,919,196	100.0%

Deferred loan fees	(3,877)		(4,257)		(6,630)		(7,402)		(2,938)		(2,517)
Undisbursed loan proceeds	(59,348)		(56,555)		(53,081)		(42,272)		(36,168)		(39,808)
Allowance for loan losses (real estate loans)	(16,875)		(15,918)		(15,113)		(13,660)		(11,703)		(11,629)
Allowance for loan losses (other loans)	(16,536)		(15,645)		(15,557)		(13,506)		(10,339)		(8,661)

Total loans receivable, net	$4,622,269		$4,376,884		$4,053,941		$3,429,874		$3,012,606		$2,856,581

(1)	Consists primarily of secured and unsecured personal loans.
     Loan Maturity and Repricing Schedule. The following table sets forth the maturity or period of repricing of the Company’s loan portfolio at December 31, 2005. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

	Within 1	Between	Between	Between	Beyond 5
	Year	1-2 Years	2-3 Years	3-5 Years	Years	Total
			(In Thousands)
Real estate loans:
One- to four-family residential	$231,566	$131,775	$124,791	$252,802	$2,064,966	$2,805,900
Multifamily and commercial	193,669	78,399	97,538	136,064	88,833	594,503
Consumer loans	444,119	116,372	107,209	175,150	318,080	1,160,930
Commercial business loans	51,332	20,780	25,852	36,063	23,545	157,572

Total loans	$920,686	$347,326	$355,390	$600,079	$2,495,424	$4,718,905

     Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2005, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2006. Adjustable- and floating-rate loans are included in the table based on the contractual due date of the loan.

	Fixed	Adjustable	Total
		(In Thousands)
Real estate loans:
One- to four-family residential	$2,570,781	$106,366	$2,677,147
Multifamily and commercial	166,380	346,235	512,615
Consumer loans	602,717	235,218	837,935
Commercial business loans	56,539	4,998	61,537

Total loans	$3,396,417	$692,817	$4,089,234

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
     The Company’s fixed-rate loans, whenever possible, are originated and underwritten according to standards that permit sale in the secondary mortgage market. Whether the Company can or will sell fixed-rate loans into the secondary market, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Company’s current liquidity and interest rate sensitivity position. The Company historically has been primarily a portfolio lender, and at any one time the Company has held only a nominal amount of loans that may be sold. The Company’s current policy is to retain in its portfolio fixed-rate loans with terms of 15 years or less, and sell a limited amount of fixed-rate loans (servicing retained) with terms of more than 15 years. Moreover, the Company is more likely to retain fixed-rate loans if its interest rate sensitivity is within acceptable limits. The Company’s mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option, usually without a prepayment penalty.
     The Company currently offers adjustable-rate mortgage loans with initial interest rate adjustment periods of one, three and five years, based on changes in a designated market index. The Company determines whether a borrower qualifies for an adjustable-rate mortgage loan based on the fully indexed rate of the adjustable-rate mortgage loan at the time the loan is originated. One- to four-family residential adjustable-rate mortgage loans totaled $78.0 million, or 1.7% of the Company’s gross loan portfolio at December 31, 2005.
     The primary purpose of offering adjustable-rate mortgage loans is to make the Company’s loan portfolio more interest rate sensitive. However, as the interest income earned on adjustable-rate mortgage loans varies with prevailing interest rates, such loans may not offer the Company cash flows that are as predictable as long-term, fixed-rate loans. Adjustable-rate mortgage loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower.
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
     In the past, the Company purchased loans that are serviced by other institutions and that are secured by one- to four-family residences. At December 31, 2005, the Company’s portfolio of loans serviced by others totaled $19.0 million. The Company currently has no formal plans to enter into new loan participations.
     Included in the Company’s $2.8 billion portfolio of one- to four-family residential real estate loans are construction loans of $30.1 million, or 1.1% of the Company’s total loan portfolio. The Company offers fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one- to four-family residences in the Company’s market area to builders or to owners who have a contract for construction. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. During the construction phase the loans have a fixed interest rate and convert into either a fixed-rate or an adjustable-rate mortgage loan at the end of the construction period. Advances are made as construction is completed. In addition, the Company originates loans within its market area that are secured by individual unimproved or improved lots. Land loans are currently offered with fixed-rates for terms of up to 10 years. The maximum loan-to-value ratio for the Company’s land loans is 75% of the appraised value, and the maximum loan-to-value ratio for the Company’s construction loans is 95% of the lower of cost or appraised value.
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
     Multifamily Residential and Commercial Real Estate Loans. The Company’s multifamily residential real estate loans are secured by multifamily residences, such as rental properties. The Company’s commercial real estate loans are secured by nonresidential properties such as hotels, church property, manufacturing facilities and retail establishments. At December 31, 2005, a significant portion of the Company’s multifamily residential and commercial real estate loans were secured by properties located within the Company’s market area. The Company’s largest multifamily residential real estate loan relationship at December 31, 2005, had a principal balance of $6.1 million, and was collateralized by real estate in Allegheny County, Pennsylvania. This loan was performing in accordance with its terms as of December 31, 2005. The Company’s largest commercial real estate loan relationship at December 31, 2005, had a principal balance of $26.7 million and was collateralized by several hotels and retail stores. This loan was performing in accordance with its terms as of December 31, 2005. Multifamily residential and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates. The terms of each multifamily residential and commercial real estate loan are negotiated on a case-by-case basis. The Company generally makes multifamily residential and commercial real estate loans up to 75% of the appraised value of the property collateralizing the loan.
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

     Consumer Loans. The principal types of consumer loans offered by the Company are adjustable-rate home equity lines of credit and variable-rate education loans, and fixed-rate consumer loans such as second mortgage loans, home equity loans, automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by deposit accounts. Consumer loans are offered with maturities generally of less than ten years. Generally, the Company’s home equity lines of credit are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less. Such loans are offered on an adjustable-rate basis with terms of up to twenty years. At December 31, 2005, the disbursed portion of home equity lines of credit totaled $171.5 million, or 14.8%, of consumer loans, with $207.5 million remaining undisbursed.
     The underwriting standards employed by the Company for consumer loans include a determination of the applicant’s credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.
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
     Commercial Business Loans. The Company currently offers commercial business loans to finance various activities in the Company’s market area, some of which are secured in part by additional real estate collateral. At December 31, 2005 the largest commercial business loan relationship had a principal balance of $6.0 million, and was secured by the full faith, credit and taxing authority of a municipality.
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
     Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, mortgage brokers and walk-in customers. All of the Company’s loan originators are salaried employees, and the Company does not pay commissions in connection with loan originations. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, an in-house appraiser or an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. A loan processor in the Company’s loan department checks the loan application file for accuracy and completeness, and verifies the information provided. The Company has a formal loan policy which assigns lending limits to the Company’s various loan officers. Also, the Company has a Credit Committee that meets quarterly to review the assigned lending limits and to monitor the Company’s lending policies and loan activity. The Company has a Senior Loan Committee which has lending authority as designated in the Company’s loan policy that is approved by the Board of Directors. Loans exceeding the limits established for the Senior Loan Committee must be approved by the Executive Committee of the Board of Directors or by the entire Board of Directors. The Company’s policy is to make no loans either individually or in the aggregate to one entity in excess of $15.0 million. Exceptions to this policy are permitted with the prior approval from the Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and at the discretion of the Company, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2005, the Company had commitments to originate $22.3 million of loans.
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
     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. To the extent that loans are originated or acquired for the Company’s portfolio, Statement of Financial Accounting Standards No. 91 (“SFAS 91”) requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2005 the Company had $3.9 million of net deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.
     In addition to loan origination fees, the Company also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from operations of real estate owned (“REO”). The Company recognized fees and service charges of $11.9 million, $8.0 million, $16.8 million, $14.1 million and $13.5 million, for the six months ended December 31, 2005 and 2004 and for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.
     Loans-to-One Borrower. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2005, the largest aggregate amount loaned by the Company to one borrower totaled $26.7 million and was secured by several hotels and retail stores. The Company’s second largest lending relationship totaled $14.1 million and was secured by commercial real estate. The Company’s third largest lending relationship totaled $10.6 million and was secured by commercial real estate. The Company’s fourth largest lending relationship totaled $8.2 million and was secured by commercial real estate. The Company’s fifth largest lending relationship totaled $8.0 million and was secured by commercial real estate.
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

     Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as REO until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of the related loan balance or its fair value as determined by an appraisal, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss reserve allocations, the difference is charged against the allowance for loan losses. Any subsequent write-down of REO is charged against earnings.
     Loans Past Due and Nonperforming Assets. The following table sets forth information regarding the Company’s loans 30 days or more past due, nonaccrual loans 90 days or more past due, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more, the Company fully reserves all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Company did not have any material restructured loans within the meaning of SFAS 15. A large number of one- to four- family mortgage loans are due on the first day of the month. The Company changed its fiscal year-end from June 30 (a 30 day month) to December 31 (a 31 day month) causing the 30 day delinquencies to increase dramatically compared to prior years because of the additional day. On a comparable basis, 30 day delinquencies at December 31, 2004 were $26.5 million.

	At December 31,		At June 30,
	2005		2005	2004	2003	2002	2001
	Number	Balance
	(Dollars in Thousands)
Loans past due 30 days to 59 days:
One- to four-family residential loans	410	$26,290	$3,941	$5,765	$3,830	$4,068	$3,055
Multifamily and commercial loans	46	4,924	5,198	2,201	1,291	1,278	1,184
Consumer loans	1,482	12,053	5,611	4,877	3,832	3,243	3,439
Commercial business loans	29	2,450	1,000	782	308	165	418

Total loans past due 30 days to 59 days	1,967	$45,717	$15,750	$13,625	$9,261	$8,754	$8,096

Loans past due 60 days to 89 days:
One- to four-family residential loans	120	$9,156	$4,687	$4,925	$3,998	$3,478	$3,001
Multifamily and commercial loans	16	3,399	8,156	1,023	873	269	248
Consumer loans	545	3,773	3,134	2,032	1,920	1,604	1,262
Commercial business loans	10	263	279	309	159	35	758

Total loans past due 60 days to 89 days	691	$16,591	$16,256	$8,289	$6,950	$5,386	$5,269

Loans past due 90 days or more (1):
One- to four-family residential loans	227	$12,179	$11,507	$11,322	$11,267	$7,278	$6,874
Multifamily and commercial loans	52	21,013	15,610	13,823	11,975	2,407	2,296
Consumer loans	1,294	8,322	5,514	4,536	4,912	3,991	3,129
Commercial business loans	36	1,502	979	2,824	4,602	2,124	5,336

Total loans past due 90 days or more	1,609	$43,016	$33,610	$32,505	$32,756	$15,800	$17,635

Total loans 30 days or more past due	4,267	$105,324	$65,616	$54,419	$48,967	$29,940	$31,000

Total loans 90 days or more past due (1)	1,609	$43,016	$33,610	$32,505	$32,756	$15,800	$17,635

Total REO	86	4,872	6,685	3,951	5,739	5,157	3,697

Total loans 90 days or more past due and REO	1,695	$47,888	$40,295	$36,456	$38,495	$20,957	$21,332

Total loans 90 days or more past due to net loans receivable		0.93%	0.77%	0.80%	0.96%	0.52%	0.62%
Total loans 90 days or more past due and REO to total assets		0.74%	0.64%	0.57%	0.68%	0.49%	0.55%

(1)	The Company classifies as nonperforming all loans 90 days or more delinquent.
     During the six months ended December 31, 2005 and the fiscal year ended June 30, 2005, gross interest income of approximately $3.0 million and $2.5 million, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the periods. No interest income on nonaccrual loans was included in income during such periods.

     Classification of Assets. The Company’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as debt and equity securities, considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention” by management. At December 31, 2005, the Company had 105 loans, with an aggregate principal balance of $15.8 million, designated as special mention.
     The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations. The Company’s largest classified assets are also the Company’s largest nonperforming assets.
     The following table sets forth the aggregate amount of the Company’s classified assets at the dates indicated.

	At December 31,	At June 30,
	2005	2005	2004	2003
	(In Thousands)
Substandard assets	$61,522	$58,925	$58,561	$49,353
Doubtful assets	1,983	1,752	5,055	3,256
Loss assets	232	32	259	—

Total classified assets	$63,737	$60,709	$63,875	$52,609

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
     Management acknowledges that this is a dynamic process and consists of factors, many of which are external and out of management’s control, that can change. The adequacy of the allowance for loan losses is based upon estimates using all the information previously discussed as well as current and known circumstances and events. There is no assurance that actual portfolio losses will not be substantially different than those that were estimated. Management believes that all known losses as of the balance sheet dates have been recorded.
     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended
	December 31,		Years Ended June 30,
	2005	2004	2005	2004	2003	2002	2001
	(In Thousands)
Net loans receivable	$4,622,269	$4,205,066	$4,376,884	$4,053,941	$3,429,874	$3,012,606	$2,856,581
Average loans outstanding	4,532,523	4,157,376	4,234,241	3,846,261	3,258,520	2,935,629	2,715,012

Allowance for loan losses balance at beginning of period	31,563	30,670	30,670	27,166	22,042	20,290	18,260
Provision for loan losses	4,722	4,003	9,566	6,860	8,445	6,360	5,347
Charge-offs:
Real estate loans	(282)	(42)	(676)	(176)	(242)	(292)	(176)
Consumer loans	(3,314)	(2,990)	(5,726)	(5,113)	(4,281)	(4,452)	(3,528)
Commercial loans	(43)	(2,317)	(3,071)	(461)	(1,258)	(569)	(158)

Total charge-offs	(3,639)	(5,349)	(9,473)	(5,750)	(5,781)	(5,313)	(3,862)

Recoveries:
Real estate loans	4	—	1	—	47	63	32
Consumer loans	455	287	750	562	527	382	453
Commercial loans	51	17	49	502	123	23	60

Total recoveries	510	304	800	1,064	697	468	545
Acquired through acquisition	255	—	—	1,330	1,763	237	—

Allowance for loan losses balance at end of period	$33,411	$29,628	$31,563	$30,670	$27,166	$22,042	$20,290

Allowance for loan losses as a percentage of net loans receivable	0.72%	0.70%	0.72%	0.76%	0.79%	0.73%	0.71%
Net charge-offs as a percentage of average loans outstanding	0.14%	0.24%	0.20%	0.12%	0.16%	0.17%	0.12%
Allowance for loan losses as a percentage of nonperforming loans	77.67%	92.48%	93.91%	94.35%	82.93%	139.51%	115.06%
Allowance for loan losses as a percentage of nonperforming loans and REO	69.77%	75.37%	78.33%	84.13%	70.57%	105.18%	95.12%

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated.

	At December 31,		At June 30,
	2005		2005		2004
				% of
		% of		Total		% of
		Total		Loans		Total
	Amount	Loans (1)	Amount	(1)	Amount	Loans (1)
	(Dollars in Thousands)
Balance at end of period applicable to:
Real estate loans	$16,875	72.1%	$15,918	72.2%	$15,113	74.1%
Consumer loans	13,991	24.6	13,179	24.6	11,790	22.3
Commercial business loans	2,545	3.3	2,466	3.2	3,767	3.6

Total allowance for loan loss	$33,411	100.0%	$31,563	100.0%	$30,670	100.0%

(1)	Represents percentage of loans in each category to total loans.

	At June 30,
	2003		2002		2001
				% of
		% of		Total		% of
		Total		Loans		Total
	Amount	Loans (1)	Amount	(1)	Amount	Loans (1)
	(Dollars in Thousands)
Balance at end of period applicable to:
Real estate loans	$13,660	75.9%	$11,703	76.8%	$11,629	77.2%
Consumer loans	10,965	20.4	8,855	20.1	6,682	19.7
Commercial business loans	2,541	3.7	1,484	3.1	1,979	3.1

Total allowance for loan loss	$27,166	100.0%	$22,042	100.0%	$20,290	100.0%

(1)	Represents percentage of loans in each category to total loans.
Investment Activities
     The Company’s investment portfolio is comprised of mortgage-backed securities, investment securities, and cash and cash equivalents. Increases in investment securities and mortgage-backed securities resulted from the Company’s efforts to protect its net interest margin in the event that interest rates rise. This was accomplished by controlling the increase of long-term fixed rate mortgage loans and by deploying more funds to the investment portfolio. In addition to interest sensitivity concerns, the Company is maintaining more of its funds in marketable securities because of concerns that some of the rapid deposit growth over the last several years could be funds that will eventually leave the Company for alternative investments.
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

	At December 31,		At June 30,
	2005		2005		2004		2003
	Amortized	Market	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
				(In Thousands)
Mortgage-backed securities held to maturity:
Fixed-rate pass through certificates	$12,722	$12,643	$14,609	$14,791	$16,618	$16,744	$24,079	$24,873
Variable-rate pass through certificates	111,070	110,369	140,473	140,546	198,497	196,961	59,510	59,737
Fixed-rate collateralized mortgage obligations (“CMOs”)	6,411	6,123	7,725	7,504	7,519	7,444	24,651	24,596
Variable-rate CMOs	59,648	59,687	72,869	73,197	169,667	170,753	258,466	259,966

Total mortgage-backed securities held to maturity	189,851	188,822	235,676	236,038	392,301	391,902	366,706	369,172

Mortgage-backed securities available for sale:
Fixed-rate pass through certificates	$77,383	$76,407	$82,612	$83,153	$92,659	$92,106	$43,449	$45,461
Variable-rate pass through certificates	147,426	145,856	172,263	171,639	87,486	86,752	128,528	129,486
Fixed-rate CMOs	78,615	76,033	98,478	97,192	141,485	137,866	191,911	190,167
Variable-rate CMOs	25,529	25,669	32,296	32,497	92,710	94,279	194,973	196,514

Total mortgage-backed securities available for sale	328,953	323,965	385,649	384,481	414,340	411,003	558,861	561,628

Total mortgage-backed securities	518,804	512,787	621,325	620,519	806,641	802,905	925,567	930,800

Investment securities held to maturity:
U.S. Government and agency	$166,812	$165,331	$184,341	183,738	$53,214	$53,584	$18,724	$20,923
Municipal securities	238,580	241,080	242,850	246,707	114,849	113,755	65,556	68,905
Corporate debt issues	39,015	41,274	40,112	42,985	41,178	42,497	45,831	47,667

Total investment securities held to maturity	$444,407	$447,685	$467,303	$473,430	$209,241	$209,836	$130,111	$137,495

Investment securities available for sale:
U.S. Government and agency	$114,965	$113,747	$138,996	$138,557	$184,887	$181,521	$41,900	$43,703
Municipal securities	14,548	14,354	14,545	14,642	144,802	142,469	119,796	123,654
Corporate debt issues	65,976	64,560	40,945	40,806	27,441	27,438	27,502	27,581
Equity securities and mutual funds	92,350	97,210	91,002	96,697	87,099	93,248	140,660	147,518

Total investment securities available for sale	$287,839	$289,871	$285,488	$290,702	$444,229	$444,676	$329,858	$342,456

     Issuers of Mortgage-Backed Securities. The following table sets forth information regarding the issuers and the carrying value of the Company’s mortgage-backed securities held to maturity and mortgage-backed securities available for sale.

	At December 31,	At June 30,
	2005	2005	2004	2003
	(In Thousands)
Mortgage-backed securities:
Fannie Mae	$188,448	$222,549	$402,469	$369,604
Ginnie Mae	151,477	179,795	178,847	61,456
Freddie Mac	146,714	184,717	179,506	427,553
Other (non-agency)	27,177	33,096	42,482	69,721

Total mortgage-backed securities	$513,816	$620,157	$803,304	$928,334

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for the Company’s investment securities and mortgage-backed securities portfolios at December 31, 2005. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2005
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total
		Annualized		Annualized		Annualized		Annualized			Annualized
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Market	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in Thousands)
Investment securities held to maturity:
U.S. Government and agency obligations	$20,000	3.02%	$70,000	4.13%	$58,414	4.36%	$18,398	4.22%	$166,812	$165,331	4.09%
Municipal securities	—	—	294	3.35	7,374	2.89	230,912	4.68	238,580	241,080	4.62
Corporate debt issues	—	—	—	—	—	—	39,015	8.47	39,015	41,274	8.47

Total investment securities held to maturity	$20,000	3.02%	$70,294	4.13%	$65,788	4.20%	$288,325	5.16%	$444,407	$447,685	4.76%

Investment securities available for sale:
U.S. Government and agency obligations	$—	—%	$37,984	3.78%	$16,998	4.62%	$59,983	4.33%	$114,965	$113,747	4.19%
Municipal securities	—	—	—	—	1,573	3.72	12,975	3.93	14,548	14,354	3.91
Corporate debt issues	—	—	1,022	5.00	28,500	4.45	36,454	6.26	65,976	64,560	5.46
Equity securities and mutual funds	—	—	—	—	—	—	92,350	4.52	92,350	97,210	4.52

Total investment securities available for sale	$—	—%	$39,006	3.81%	$47,071	4.48%	$201,762	4.74%	$287,839	$289,871	4.57%

Mortgage-backed securities held to maturity:
Pass-through certificates	$111,070	3.90%	$233	4.82%	$511	4.83%	$11,978	5.47%	$123,792	$123,012	4.06%
CMOs	59,648	4.97	—	—	3,695	3.53	2,716	3.17	66,059	65,810	4.81

Total mortgage-backed securities held to maturity	$170,718	4.27%	$233	4.82%	$4,206	3.69%	$14,694	5.04%	$189,851	$188,822	4.32%

Mortgage-backed securities available for sale:
Pass through certificates	$147,711	3.77%	$1,059	4.62%	$29,843	4.42%	$46,196	4.90%	$224,809	$222,263	4.09%
CMOs	25,529	5.20	—	—	4,253	3.53	74,362	4.11	104,144	101,702	4.36

Total mortgage-backed securities available for sale	$173,240	3.98%	$1,059	4.62%	$34,096	4.31%	$120,558	4.41%	$328,953	$323,965	4.18%

Total investment securities and mortgage-backed securities	$363,958	4.07%	$110,592	4.02%	$151,161	4.30%	$625,339	4.88%	$1,251,050	$1,250,343	4.50%

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
     Deposits. Consumer and commercial deposits are attracted principally from within the Company’s market area through the offering of a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. While the Company accepts deposits of $100,000 or more, it does not offer substantial premium rates for such deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Company regularly executes changes in its deposit rates based upon its internal cost of funds, cash flow requirements, general market interest rates, competition, and liquidity requirements. Other than those obtained through bank acquisitions, the Company does not obtain funds through brokers, nor does it solicit funds outside its market area.
     The following table sets forth the dollar amount of deposits in the various types of savings accounts offered by the Company between the dates indicated.

	At December 31,			At June 30,
	2005			2005
	Balance	Percent(1)	Rate(2)	Balance	Percent(1)	Rate(2)
	(Dollars in Thousands)
Savings accounts	$935,564	17.9%	1.41%	$1,049,606	20.2%	1.40%
Checking accounts	957,662	18.3	0.79	944,168	18.2	0.69
Money market accounts	596,352	11.4	2.62	631,685	12.2	2.05
Certificates of deposit
Maturing within 1 year	1,506,235	28.8	3.51	1,160,817	22.4	2.94
Maturing 1 to 3 years	1,066,160	20.4	3.99	1,188,683	22.9	3.79
Maturing more than 3 years	166,506	3.2	4.23	212,987	4.1	4.14

Total certificates	2,738,901	52.4	3.74	2,562,487	49.4	3.44

Total deposits	$5,228,479	100.0%	2.64%	$5,187,946	100.0%	2.33%

(1)	Represents percentage of total deposits.

(2)	Represents weighted average nominal rate at fiscal year end.

	At June 30,
	2004			2003
	Balance	Percent(1)	Rate(2)	Balance	Percent(1)	Rate(2)
	(Dollars in Thousands)
Savings accounts	$1,076,999	20.7%	1.38%	$947,030	20.3%	1.67%
Checking accounts	885,121	17.1	0.49	878,586	18.8	0.86
Money market accounts	897,325	17.3	1.60	689,590	14.7	2.06
Certificates of deposit
Maturing within 1 year	1,189,234	22.9	2.61	998,250	21.3	2.93
Maturing 1 to 3 years	876,342	16.9	3.69	812,212	17.4	4.01
Maturing more than 3 years	266,600	5.1	4.19	352,831	7.5	4.55

Total certificates	2,332,176	44.9	3.24	2,163,293	46.2	3.63

Total deposits	$5,191,621	100.0%	2.05%	$4,678,499	100.0%	2.44%

(1)	Represents percentage of total deposits.

(2)	Represents weighted average nominal rate at fiscal year end.

     Large Certificates of Deposit Maturities. The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2005.

Certificates
of Deposit
Maturity Period	(In Thousands)
Three months or less	$63,885
Three through six months	99,345
Six through twelve months	147,093
Over twelve months	252,345

Total	$562,668

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

	During the Six Months Ended
	December 31,		During the Year Ended June 30,
	2005	2004	2005	2004	2003
	(Dollars in Thousand)
FHLB-Pittsburgh borrowings:
Average balance outstanding	$379,781	$411,727	$406,057	$428,591	$412,817
Maximum outstanding at end of any month during period	399,665	412,915	412,915	519,631	471,416
Balance outstanding at end of period	377,629	410,107	377,846	412,981	430,014
Weighted average interest rate during period	4.57%	4.63%	4.64%	4.62%	4.78%
Weighted average interest rate at end of period	4.59%	4.64%	4.71%	4.83%	4.89%

Reverse repurchase agreements:
Average balance outstanding	$28,416	$28,854	$26,889	$29,364	$20,791
Maximum outstanding at end of any month during period	34,025	33,670	33,670	32,097	29,226
Balance outstanding at end of period	34,025	22,867	26,579	29,902	29,226
Weighted average interest rate during period	2.77%	1.31%	1.63%	1.27%	1.80%
Weighted average interest rate at end of period	3.14%	1.52%	2.25%	1.29%	1.27%

Other borrowings:
Average balance outstanding	$5,749	$6,273	$6,182	$6,253	$6,603
Maximum outstanding at end of any month during period	5,928	6,300	6,300	6,322	6,696
Balance outstanding at end of period	5,702	6,262	5,919	6,264	6,510
Weighted average interest rate during period	4.97%	4.97%	4.99%	5.10%	6.50%
Weighted average interest rate at end of period	4.99%	4.98%	4.99%	4.99%	5.12%

Total borrowings:
Average balance outstanding	$413,946	$446,854	$439,847	$466,277	$440,211
Maximum outstanding at end of any month during period	432,223	452,737	452,737	554,257	496,026
Balance outstanding at end of period	417,356	439,236	410,344	449,147	465,750
Weighted average interest rate during period	4.53%	4.52%	4.52%	4.39%	4.66%
Weighted average interest rate at end of period	4.48%	4.48%	4.55%	4.60%	4.66%
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

Subsidiary Activities
     The Company’s sole consolidated subsidiary is the Bank. The Bank has seven wholly owned subsidiaries, Great Northwest Corporation, Northwest Financial Services, Inc., Northwest Consumer Discount Company, Inc., Allegheny Services, Inc., Boetger and Associates, Inc., Fedcar, Inc., and Northwest Capital Group, Inc. For financial reporting purposes all of these companies are included in the consolidated financial statements of the Company.
     Great Northwest’s sole activity is holding equity investments in government-assisted low-income housing projects in various locations in the Company’s market area. At December 31, 2005, the Bank had an equity investment in Great Northwest of $5.4 million. For the six months ended December 31, 2005, Great Northwest had net income of $300,000 generated primarily from federal low-income housing tax credits.
     Northwest Financial Services’ principal activity is the operation of retail brokerage activities for the Company. It also maintains ownership of the common stock of several financial institutions. In addition, Northwest Financial Services holds an equity investment in one government assisted low-income housing project and owns 100% of the stock in Rid-Fed, Inc. At December 31, 2005, the Bank had an equity investment in Northwest Financial Services of $7.1 million, and for the six months ended December 31, 2005, Northwest Financial Services had net income of $100,000.
     Northwest Consumer Discount Company operates 48 consumer finance offices throughout Pennsylvania and two in New York State as a separate subsidiary doing business therein as Northwest Finance Company. At December 31, 2005, the Bank had an equity investment in Northwest Consumer Discount Company of $21.7 million and the net income of Northwest Consumer Discount Company for the six months ended December 31, 2005 was $789,000. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreation vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.
     Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through the Bank’s wholesale lending operation. In addition, this Company has loans to both Northwest Savings Bank and Northwest Consumer Discount Company. At December 31, 2005 the Bank had an equity investment in Allegheny Services, Inc. of $526.3 million, and for the six months ended December 31, 2005, Allegheny Services, Inc. had net income of $10.3 million.
     Boetger and Associates, Inc. is an employee benefits consulting firm that specializes in the design, implementation and administration of qualified retirement plan programs. At December 31, 2005 the Bank had an equity investment of $1.2 million in Boetger and Associates and for the six months ended December 31, 2005 Boetger and Associates had net income of $65,000.
     Fedcar, Inc. was acquired with First Carnegie in November, 2004. The primary activity of Fedcar was the collection of insurance commissions related to loan products originated by First Carnegie. At December 31, 2005 the Bank had an equity investment of $20,000 in Fedcar, and Fedcar reported no income for the six months ended December 31, 2005.
     Northwest Capital Group’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure. At December 31, 2005 the Bank had an equity investment of $506,000 in Northwest Capital Group and reported no net income for the six months ended December 31, 2005.
     Rid-Fed, Inc., a wholly owned subsidiary of Northwest Financial Services, has as its sole activity a commercial real estate loan to Northwest Capital Group. At December 31, 2005 Northwest Financial Services had an equity investment of $1.1 million in Rid-Fed, Inc. and for the six months ended December 31, 2005 Rid-Fed, Inc. reported no net income.

     Northwest Finance Company, Inc. is a wholly owned subsidiary of Northwest Consumer Discount Company. Northwest Finance Company operates two consumer finance offices in Jamestown and Fredonia, New York. As of December 31, 2005, Northwest Consumer Discount Company’s equity investment in Northwest Finance Company was $(128,000). For the six months ended December 31, 2005, Northwest Finance Company had a net loss of $14,000.
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
Personnel
     As of December 31, 2005, the Company and its wholly owned subsidiaries had 1,528 full-time and 315 part-time employees. None of the Company’s employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.
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
     On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This law requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The law requires the FDIC to issue implementing regulations and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from February 15, 2006.
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
Prompt Corrective Action
     Under federal regulations, a bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2005, the Bank was a “well-capitalized institution” for this purpose.
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
The USA PATRIOT Act
     The USA Patriot Act of 2001 gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

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
     Qualified Thrift Lender Test. To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. As of December 31, 2005 the Bank met the Qualified Thrift Lender test.
     Waivers of Dividends by the Mutual Holding Company. OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis. From the time the Mutual Holding Company converted to a federal charter it waived all dividends paid by the Company until May 2004. The Mutual Holding Company began waiving dividends again with the dividend paid in August 2005. During this 15 month period Leeds and First Carnegie were separate wholly owned subsidiaries of the Mutual Holding Company. The Mutual Holding Company, therefore, withdrew its application to the OTS for the dividend waiver in order to provide a source of financial strength to these two financial institutions.
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
Sarbanes-Oxley Act of 2002
     The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934.
     The Sarbanes-Oxley Act includes specific additional disclosure requirements, requires the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the Securities and Exchange Commission. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.
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
Dividends
     The Company’s ability to pay dividends depends, to a large extent, upon the Bank’s ability to pay dividends to the Company. The Banking Code of the Commonwealth of Pennsylvania states, in part, that dividends may be declared and paid by the Bank only out of accumulated net earnings. A dividend may not be declared or paid unless the surplus would not be reduced by the payment of the dividend. Surplus is defined as the amount by which a bank’s total assets exceed total liabilities. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due to the FDIC. The Bank has not declared or paid any dividends which caused the Bank’s surplus to be reduced as described above and the Bank was not in default of any assessment due the FDIC.
     In addition, the Bank is required to notify the OTS prior to paying a dividend to the Company, and receive the nonobjection of the OTS to any such dividend.
FEDERAL AND STATE TAXATION
     Federal Taxation. For federal income tax purposes, the Company files a consolidated federal income tax return with its wholly owned subsidiaries on a calendar year basis. The applicable federal income tax expense or benefit is properly allocated to each subsidiary based upon taxable income or loss calculated on a separate company basis. The Mutual Holding Company is not permitted to file a consolidated federal income tax return with the Company, and must pay Federal income tax on 20% of the dividends received from the Company. Because the Mutual Holding Company has nominal assets other than the stock of the Company, it does not have material federal income tax liability other than the tax due on the dividends received from the Company.
     The Company accounts for income taxes in accordance with SFAS 109. The asset and liability method accounts for deferred income taxes by applying the enacted statutory rates in effect at the balance sheet date to differences between the book cost and the tax cost of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.
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
     The Bank is subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Bank’s financial net income determined in accordance with generally accepted accounting principles with certain adjustments. The tax rate under the Mutual Thrift Institutions Tax is 11.5%. Interest on state and federal obligations is excluded from net income. An allocable portion of interest expense incurred to carry the obligations is disallowed as a deduction. The Bank is also subject to taxes in the other states in which it conducts business. These taxes are apportioned based upon the volume of business conducted in those states as a percentage of the whole. Because a majority of the Bank’s affairs are conducted in Pennsylvania, taxes paid to other states are not material.
     The subsidiaries of the Bank are subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania and other applicable taxes in the states where they conduct business.

ITEM 1A. RISK FACTORS
     Our Stock Value May be Negatively Affected by our Mutual Holding Company Structure, which May Impede Takeovers. The Mutual Holding Company, as the majority stockholder of the Company, is able to control the outcome of virtually all matters presented to stockholders for their approval, including a proposal to acquire the Company. Accordingly, the Mutual Holding Company may prevent the sale of control or merger of the Company or its subsidiaries even if such a transaction were favored by a majority of the public stockholders of the Company.
     Changes in Interest Rates Could Adversely Affect the Company’s Results of Operations and Financial Condition. The Company’s results of operations and financial condition are significantly affected by changes in interest rates. Results of operations depend substantially on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Because the Company’s interest-bearing liabilities generally reprice or mature more quickly than its interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income. The Company has taken steps to mitigate this risk such as investing excess funds in variable rate and short term investments.
     Although interest rates have recently been at historic low levels, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 14 times, from 1.0% to 4.5%. While these short-term market rates have increased, longer-term market interest rates have not increased to the same degree. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, and if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.
     Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Also, increases in interest rates may extend the life of fixed rate assets, whereby, the Company would not have the opportunity to reinvest in higher yielding alternatives.
     If the Allowance for Credit Losses is Not Sufficient to Cover Actual Loan Losses, the Company’s Earnings Could Decrease. The Company’s customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. The Company may experience significant loan losses, which could have a material adverse effect on operating results. The Company makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for loan losses, the Company relies on loan quality reviews, past experience and an evaluation of economic conditions, among other factors. If the assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease net income.
     The Company’s emphasis on the origination of commercial real estate and business loans is one of the more significant factors in evaluating the allowance for loan losses. As the Company continues to increase the amount of such loans, additional or increased provisions for loan losses may be necessary and would decrease earnings.
     Bank regulators periodically review the Company’s allowance for loan losses and may require an increase to the provision for loan losses or further loan charge-offs. Any increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on the Company’s results of operations and/ or financial condition.
     The Concentration of Loans in the Company’s Primary Market Area May Increase Risk. The Company’s success depends primarily on the general economic conditions in northwest, southwest and central Pennsylvania and western New York. Accordingly, the local economic conditions in these areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing those loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect financial results.
     Strong Competition May Limit Growth and Profitability. Competition in the banking and financial services industry is intense. The Company competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than the Company and may offer certain services that the Company does not or cannot provide. The Company’s profitability depends upon its ability to successfully compete in its market area.
     The Company Operates in a Highly Regulated Environment and May Be Adversely Affected by Changes in Laws and Regulations. The Company is subject to extensive regulation, supervision and examination by the OTS, the FDIC and the Commonwealth of Pennsylvania. Such regulators govern the activities in which the Company may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Company and its operations. The Company believes that it is in substantial compliance with applicable federal, state and local laws, rules and regulations. Because the Company’s business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other law, rule or regulation will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect the Company’s business, financial condition or prospects.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     As of December 31, 2005, the Company conducted its business through its main office located in Warren, Pennsylvania, 131 other full-service offices throughout its market area in northwest, southwest and central Pennsylvania, 13 offices in western New York, five offices in eastern Ohio, two offices in Maryland and one office on south Florida. The Company and its wholly owned subsidiaries also operated 48 consumer finance offices located throughout Pennsylvania and two consumer lending offices in New York. At December 31, 2005, the Company’s premises and equipment had an aggregate net book value of approximately $97.0 million.
ITEM 3. LEGAL PROCEEDINGS
     The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
(a)	The Company held its 5 Annual Meeting of Shareholders on November 16, 2005.

(b)	The name of each director elected at the Annual Meeting is as follows:

William J. Wagner
Thomas K. Creal, III
A. Paul King
     The name of each director whose term of office continued after the Annual Meeting is as follows:

Richard L. Carr
John M. Bauer
Robert G. Ferrier
Richard E. McDowell
Joseph F. Long
(c)	The following matters were voted upon at the Annual Meeting:
(i)	Election of three directors of the Company:

	For	Withheld
William J. Wagner	46,424,966	4,490,299
Thomas K. Creal, III	46,400,510	4,514,755
A. Paul King	46,433,077	4,485,188
(ii)	Ratification of the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending June 30, 2006.

For	Against	Withheld

46,349,492	161,930	78,661
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is listed on the Nasdaq National Market under the symbol “NWSB.” As of December 31, 2005, the Company had 18 registered market makers, 7,366 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 50,310,436 shares outstanding. As of such date, the Mutual Holding Company held 30,536,457 shares of common stock and stockholders other than the Mutual Holding Company held 19,773,979 shares. The following table sets forth market price and dividend information for the Company’s common stock.

Year Ended			Cash Dividends
December 31, 2005	High	Low	Declared
First quarter	$25.21	$21.00	$0.12
Second quarter	22.23	19.79	0.12
Third quarter	22.89	20.08	0.14
Fourth quarter	23.06	19.77	0.16

Year Ended			Cash Dividends
December 31, 2004	High	Low	Declared
First quarter	$26.67	$20.16	$0.10
Second quarter	25.75	20.05	0.10
Third quarter	23.15	20.42	0.12
Fourth quarter	26.32	21.95	0.12
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
     There were no sales of unregistered securities during the quarter ended December 31, 2005.

     During the six-month transition period the issuer repurchased 766,400 shares of common stock, at an average cost of $22.42, of a previously announced repurchase program to repurchase up to 1,017,574 shares. The maximum number of shares available for repurchase at December 31, 2005 is 251,174. Subsequent to December 31, 2005, the Company repurchased an additional 250,000 shares of common stock and announced another repurchase program for an additional 5%, or approximately one million, of publicly traded shares.
     The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2005 and the stock repurchase plan approved by the Company’s Board of Directors:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of
			Shares	(d) Maximum Number of
	(a) Total Number	(b) Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid per	Publicly Announced	Be Purchased Under the
Period	Purchased	Share	Plans or Programs (1)	Plans or Programs (1)
October 1, 2005 through October 31, 2005	-0-	$0.00	-0-	992,574

November 1, 2005 through November 30, 2005	125,000	$22.12	125,00	867,574

December 1, 2005 through December 31, 2005	616,400	$22.48	616,400	251,174

Total	741,400	$22.42

(1)	On August 23, 2005, the Company’s Board of Directors approved the purchase of up to 1,017,574 shares of its common stock. This repurchase program was completed on February 16, 2006 with the aggregate repurchase of 1,016,400 shares at an average price of $22.44. The Company’s Board of Directors approved a second repurchase program for up to 5% of publicly traded common stock, or approximately 1,000,000 shares.
The current repurchase program has no expiration date.

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

	At
	December
	31,	At June 30,
	2005	2005	2004*	2003	2002	2001
Selected Consolidated Financial Condition
Data:	(In Thousands)
Total assets	$6,477,307	$6,330,482	$6,343,248	$5,681,695	$4,305,535	$3,852,831
Investment securities held-to-maturity	444,407	467,303	209,241	130,111	132,643	129,991
Investment securities available-for-sale	289,871	290,702	444,676	342,456	174,982	96,645
Mortgage-backed securities held-to-maturity	189,851	235,676	392,301	366,706	263,860	209,340
Mortgage-backed securities available-for-sale	323,965	384,481	411,003	561,628	260,741	294,934
Loans receivable net:
Real estate	3,320,303	3,150,668	2,995,110	2,599,324	2,309,752	2,200,115
Consumer	1,146,939	1,086,291	913,089	702,397	608,370	568,661
Commercial	155,027	139,925	145,742	128,153	94,484	87,805
Total loans receivable, net	4,622,269	4,376,884	4,053,941	3,429,874	3,012,606	2,856,581
Deposits	5,228,479	5,187,946	5,191,621	4,678,499	3,593,122	3,264,940
Advances from FHLB and other borrowed funds	417,356	410,344	449,147	465,750	259,260	276,212
Shareholders’ equity	585,658	582,190	550,472	395,074	316,640	275,713

	Six Months Ended
	December 31,		Years Ended June 30,
	2005	2004	2005	2004*	2003	2002	2001
Selected Consolidated Operating Data:	(In Thousands)
Total interest income	$170,449	$157,601	$321,824	$300,230	282,524	$274,500	$269,430
Total interest expense	79,414	67,382	138,047	134,466	142,014	147,255	157,322

Net interest income	91,035	90,219	183,777	165,764	140,510	127,245	112,108
Provision for loan losses	4,722	4,003	9,566	6,860	8,445	6,360	5,347

Net interest income after provision for loan losses	86,313	86,216	174,211	158,904	132,065	120,885	106,761

Noninterest income	19,851	15,111	32,004	31,862	27,028	18,173	15,054
Noninterest expense	66,317	63,039	128,659	128,805	116,460	84,780	82,393
Income before income tax expense and cumulative effect of accounting change	39,847	38,288	77,556	61,961	42,633	54,278	39,422
Income tax expense	10,998	11,374	22,741	19,829	16,947	16,572	12,699

Income before cumulative effect of accounting change	28,849	26,914	54,815	42,132	25,686	37,706	26,723
Cumulative effect of accounting change	—	—	—	—	—	2,237	—

Net income	$28,849	$26,914	$54,815	$42,132	$25,686	39,943	$26,723

Basic per share amounts:
Income before cumulative effect of accounting change	$0.57	$0.55	$1.10	$0.88	$0.54	$0.79	$0.56
Cumulative effect of accounting change	—	—	—	—	—	0.05	—

Net income	$0.57	$0.55	$1.10	$0.88	$0.54	$0.84	$0.56

Diluted per share amounts:
Income before cumulative effect of accounting change	$0.56	$0.54	$1.09	$0.87	$0.53	$0.78	$0.56
Cumulative effect of accounting change	—	—	—	—	—	0.05	—

Net income	$0.56	$0.54	$1.09	$0.87	$0.53	$0.83	$0.56

	At or for the Six Months
	Ended December 31,				At or for the Year Ended June 30,
	2005		2004		2005		2004*		2003		2002		2001
Key Financial Ratios and Other Data:
Return on average assets (net income divided by average total assets)	0.91%		0.85%		0.86%		0.68%		0.51%		0.98%		0.74%
Return on average equity (net income divided by average equity)	9.81		9.67		9.74		8.17		7.15		13.53		10.23
Average capital to average assets	9.23		8.77		8.87		8.27		7.07		7.24		7.27
Capital to total assets	9.04		8.91		9.20		8.68		6.95		7.35		7.16
Net interest rate spread (average yield on interest-earning assets less average cost of interest-bearing liabilities)	2.99		3.01		3.07		2.83		2.85		3.11		2.97
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.21		3.18		3.24		2.98		3.01		3.42		3.35
Noninterest expense to average assets	2.08		1.99		2.03		2.06		2.29		2.08		2.29
Net interest income to noninterest expense	1.37	x	1.43	x	1.43	x	1.29	x	1.21	x	1.50	x	1.36	x
Dividend payout ratio	53.57		44.44		44.04		45.98		60.38		28.92		28.57
Nonperforming loans to net loans receivable	0.93		0.76		0.76		0.80		0.96		0.52		0.62
Nonperforming assets to total assets	0.74		0.62		0.64		0.57		0.68		0.49		0.55
Allowance for loan losses to nonperforming loans	77.67		92.48		93.91		94.35		82.93		139.51		115.06
Allowance for loan losses to net loans receivable	0.72		0.70		0.72		0.76		0.79		0.73		0.71
Average interest-earning assets to average interest-bearing liabilities	1.09	x	1.07	x	1.08	x	1.06	x	1.06	x	1.08	x	1.08	x
Number of:
Full-service offices	153		151		153		152		141		126		118
Consumer finance offices	50		49		49		49		47		49		45

*	Includes effect of Bell Federal Savings and Loan acquisition.
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
Executive Summary
     Where applicable, the Company’s financial condition and financial results have been revised to reflect the modified retrospective application of Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payments. As such, all discussion is based on these restated amounts.
     As of December 31, 2005, the Company changed its fiscal year end from June 30 to December 31. Total assets increased by $146.8 million, or 2.3%, to $6.477 billion at December 31, 2005 from $6.330 billion at June 30, 2005. Total assets decreased by $12.8 million, or less than 1%, to $6.330 billion at June 30, 2005 from $6.343 billion at June 30, 2004. The current period increase was funded primarily by a $103.1 million increase in subordinated debt as a result of the Company’s two $50.0 million trust preferred stock offerings that closed during December 2005.

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
     Net income for the six-month transition period ended December 31, 2005 was $28.8 million, or $0.56 per diluted share, an increase of $1.9 million, or 7.2%, from $26.9 million, or $0.54 per diluted share, for the six-month period ended December 31, 2004. This increase in net income was largely attributed to an increase in service charges and fees.
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
     Goodwill. Goodwill is not subject to amortization but must be tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. Reporting units are identified based upon analyzing each of the Company’s individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill is allocated to the carrying value of each reporting unit based on its relative fair value at the time it is acquired. Determining the fair value of a reporting unit requires a high degree of subjective management judgment. A discounted cash flow valuation model is used to determine the fair value of each reporting unit. The discounted cash flow model incorporates such variables as growth of net income, interest rates and terminal values. Based upon an evaluation of key data and market factors, management selects the specific variables to be incorporated into the valuation model. Future changes in the economic environment or the operations of the reporting units could cause changes to these variables, which could give rise to declines in the estimated fair value of the reporting unit. Declines in fair value could result in impairment being identified. The Company has established December 31 of each year as the date for conducting its annual goodwill impairment assessment. The variables are selected as of that date and the valuation model is run to determine the fair value of each reporting unit. At December 31, 2005, the Company did not identify any individual reporting unit where the fair value was less than the carrying value.
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
     Pension Benefits. Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with U.S. generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense.
     The Company established a discount rate of 5.75% for December 31, 2005, which is consistent with the discount rate used at June 30, 2005. The Company uses the 20 year AA Corporate Bond rate as of the measurement date to determine the discount rate. The Company’s pre-tax pension expense is forecasted to increase from approximately $2.8 million and approximately $4.7 million for the six-month transition period ended December 31, 2005 and the fiscal year ended June 30, 2005 to approximately $5.2 million for the year ended December 31, 2005.
Financial Condition
     Cash and cash equivalents. Cash and equivalents increased by $16.2 million, or 11.9%, to $152.1 million at December 31, 2005 from $135.9 million at June 30, 2005. This increase was due to increases in deposits and subordinated debt, offset partially by an increase in loans receivable. Cash and equivalents decreased by $255.8 million, or 65.3%, to $135.9 million at June 30, 2005 from $391.7 million at June 30, 2004. This decrease was due to the Company utilizing these short-term funds to fund loan growth.
     Investment securities. Investment securities decreased $23.7 million, or 3.1%, to $734.3 million at December 31, 2005 from $758.0 million at June 30, 2005. This decrease is the result of investments maturing and the Company reinvesting the proceeds in higher yielding loans. Investment securities increased by $104.1 million, or 15.9%, to $758.0 million at June 30, 2005 from $653.9 million at June 30, 2004. This increase resulted from the Company investing excess cash in investments providing higher yields in an effort to increase interest income while staying within its targeted interest rate risk profile.
     Mortgage-backed securities. Mortgage-backed securities decreased by $106.4 million, or 17.2%, to $513.8 million at December 31, 2005 from $620.2 million at June 30, 2005. This decrease was the result of the Company reinvesting repayments on mortgage-backed securities in other higher interest-earning assets. Mortgage-backed securities decreased by $183.1 million, or 22.8%, to $620.2 million at June 30, 2005 from $803.3 million at June 30, 2004. This decrease resulted from repayments and prepayments on mortgage-backed securities, the proceeds of which were used to purchase other variable rate investment securities and to fund loan growth
     Loans receivable. Net loans receivable increased $245.4 million, or 5.6%, to $4.622 billion at December 31, 2005 from $4.377 billion at June 30, 2005. This increase is attributable to strong loan demand in all of the Bank’s markets and is distributed among all loan types and includes approximately $57.9 million from the acquisition of Equinox. Net loans receivable increased by $322.9 million, or 8.0%, to $4.377 billion at June 30, 2005 from $4.054 billion at June 30, 2004. This increase is primarily a result of continued strong loan demand throughout the Company’s market.
     Deposits. Deposits increased by $40.5 million, or less than 1%, to $5.228 billion at December 31, 2005 from $5.188 billion at June 30, 2005. This increase is primarily due to the acquisition of Equinox. In addition, the Company continues to see customers shift funds from savings and money market accounts to certificates of deposit. Deposits decreased by $3.7 million, or less than 1.0%, to $5.188 billion at June 30, 2005 from $5.192 billion at June 30, 2004. This decrease was primarily attributed to an anticipated movement of deposits to other nonbank investments, as well as an anticipated deposit runoff of the Leeds and First Carnegie customers after their acquisition by the Company.
     Borrowings. Borrowings increased by $7.1 million, or 1.7%, to $417.4 million at December 31, 2005 from $410.3 million at June 30, 2005. This increase is primarily the result of corporate customers utilizing the Company’s sweep product moving their deposits into repurchase agreements. Borrowings decreased by $38.8 million, or 8.6%, to $410.3 million at June 30, 2005 from $449.1 million at June 30, 2004. This decrease resulted from scheduled maturities and scheduled amortization of Federal Home Loan Bank of Pittsburgh (“FHLB”) advances. During the 2004 fiscal year, the Company acquired $186.7 million of borrowings from the acquisition of Bell Federal and simultaneously prepaid the entire amount acquired. This prepayment transaction was completed in an effort to unwind Bell’s wholesale leveraging strategy.
     Shareholders’ equity. Shareholders’ equity increased by $3.5 million, or less than 1%, to $585.7 million at December 31, 2005 from $582.2 million at June 30, 2005. This increase is mainly attributable to net income of $28.8 million which was partially offset by dividends paid of $6.1 million and the repurchase of common stock of $17.2 million. During the current period the Company announced its first initiative to repurchase 5%, or approximately one million, of its publicly traded shares and was able to repurchase 766,400 shares at an average cost of $22.42. Shareholders’ equity increased by $31.7, or 5.8%, to $582.2 million at June 30, 2005 from $550.5 million at June 30, 2004. This increase is mainly attributable to net income of $54.8 million, partially offset by dividends paid of $20.2 million. Shareholders’ equity increased by $155.4 million, or 39.3%, to $550.5 million at June 30, 2004 from $395.1 million at June 30, 2003. This increase is primarily attributable to the Company’s incremental stock offering, where the Company sold 7,255,520 shares of common stock to the public and cancelled an equal number of shares owned by Northwest Bancorp, MHC. The offering raised $112.8 million in net proceeds. Also increasing equity was net income of $42.1 million, offset by dividends paid of $10.0 million.

Results of Operations – Six months ended 12/31/05 compared to six months ended 12/31/04
     Interest income. Interest income increased by $13.0 million, or 8.0%, on a taxable equivalent basis, to $174.5 million for the six-month transition period ended December 31, 2005 from $161.5 million for the six-month period ended December 31, 2004. The increase was primarily due to an increase in the average rate earned on interest-earning assets of 44 basis points. This increase in average rate earned was primarily due to an increase in the yield on variable rate assets during a period of increasing short-term interest rates.
     Interest income on loans receivable increased by $13.4 million, or 10.4%, on a taxable equivalent basis, to $142.0 million for the six-month transition period ended December 31, 2005 from $128.6 million for the six-month period ended December 31, 2004. This increase resulted from continued portfolio growth and an increase in the portfolio yield. Average loans outstanding increased by $375.1 million, or 9.0%, to $4.533 billion from $4.157 billion, while the average taxable equivalent yield on these loans increased eight basis points to 6.27% from 6.19%. The increase in yield was due primarily to the Company’s efforts to shift the loan mix to consumer and commercial loans carrying higher interest rates.
     Interest income on mortgage-backed securities decreased by $2.0 million, or 14.7%, to $11.3 million for the six-month transition period ended December 31, 2005 from $13.3 million for the six-month period ended December 31, 2004 as the average balance outstanding decreased by $203.5 million, or 26.4%, to $568.9 million at December 31, 2005 from $772.4 million at December 31, 2004. Partially offsetting this decrease in average balance was an increase in the average rate earned of 54 basis points to 3.98% at December 31, 2005 from 3.44% at December 31, 2004.
     Interest income on investment securities increased by $2.7 million, or 16.0%, on a taxable equivalent basis, to $19.6 million for the six-month transition period ended December 31, 2005 from $16.9 million for the six-month period ended December 31, 2004. This increase was due to the average balance increasing by $99.2 million, or 15.7%, to $731.6 million at December 31, 2005 from $632.4 million at December 31, 2004 as the average yield remained relatively unchanged at 5.35%. The increase in average balance results from a change in investment philosophy where more available funds were allocated to the purchase of investment securities than the purchase of mortgage-backed securities.
     Interest expense. Interest expense increased by $12.0 million, or 17.9%, to $79.4 million for the six-month transition period ended December 31, 2005 from $67.4 million for the six-month period ended December 31, 2004. This increase in interest expense resulted from a 46 basis point increase in the average rate paid on interest-bearing liabilities while the average balance decreased by $80.3 million, or 1.5%, to $5.439 billion at December 31, 2005 from $5.520 billion at December 31, 2004. The increase in average rate paid on interest-bearing liabilities was a result the overall increases in market rates which significantly increase the rates paid on NOW, money market and certificate accounts.
     Net interest income. Net interest income increased by $880,000, or 1.0%, on a taxable equivalent basis, to $95.0 million for the six-month transition period ended December 31, 2005 from $94.2 million for the six-month period ended December 31, 2004. This increase is the combined result of the factors discussed above.
     Provision for Loan Losses. Management analyzes the allowance for loan losses as described in the section “Allowance for Loan Losses.” The provision recorded adjusts this allowance to a level that reflects the loss inherent in the Company’s loan portfolio. The provision for loan losses increased by $719,000, or 18.0%, to $4.7 million for the six-month transition period ended December 31, 2005 from $4.0 million for the six-month period ended December 31, 2004. The increase in the provision relates to an increase in delinquencies and nonperforming assets. To the best of management’s knowledge, all known losses as of December 31, 2005 have been recorded.
     Noninterest income. Noninterest income increased by $4.8 million, or 31.4%, to $19.9 million for the six-month transition period ended December 31, 2005 from $15.1 million for the six-month period ended December 31, 2004. The increase in noninterest income is primarily due to increases in service charges and fees, trust and other financial services income and insurance commission income. Service charges and fees increased $3.9 million, or 49.0%, to $11.9 million while trust and other financial services income and insurance commission income had modest increases of $155,000 and $251,000, respectively. The increase in service charges and other financial services income were largely attributable to a new overdraft product the Company implemented during the six-month transition period. The increases in trust and other financial services income and insurance commission income are largely volume related.
     Noninterest expense. Noninterest expense increased $3.3 million, or 5.2%, to $66.3 million for the six-month transition period from $63.0 million for the six-month period ended December 31, 2004. Most major expense categories increased during the six-month transition period with the largest single increases in compensation and employee benefits and premises and occupancy costs. Contributing to these increases were an increase in full-time equivalent employees, the increased cost of health insurance and related benefits as well as an increased number of offices operated by the Company. Increases in the other major expense categories are attributed to the overall growth of the Company. As the Company positions its focus on increased business related services, commercial lending and investment management and trust the Company anticipates that related expense such as compensation and benefits will increase.
     Income taxes. Income tax expense decreased by $376,000, or 3.3%, to $11.0 million for the six-month transition period ended December 31, 2005 from $11.4 million for the six-month period ended December 31, 2004. The effective tax rate at December 31, 2005 was 27.6%. This low effective tax rate is primarily due to the receipt of federal and state tax credits.
Results of Operations – Year ended 6/30/05 compared to year ended 6/30/04
     Interest income. Interest income increased by $21.7 million, or 7.1%, on a taxable equivalent basis, to $329.7 million for the fiscal year ended June 30, 2005 from $308.0 million for the fiscal year ended June 30, 2004. The increase was primarily due to increases in both average interest-earning assets of $89.4 million and average rate earned on interest-earning assets of 0.29%. The increase in interest-earning assets was due to the continued growth of the Northwest franchise, while the increase in average rates earned was due to an increase in the yield on variable rate assets during a period of increasing short-term interest rates.
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
     Provision for Loan Losses. Management analyzes the allowance for loan losses as described in the section “Allowance for Loan Losses.” The provision recorded adjusts this reserve to a level that reflects the loss inherent in the Company’s loan portfolio. The provision for loan losses increased by $2.7 million, or 39.5%, to $9.6 million for the year ended June 30, 2005 from $6.9 million for the year ended June 30, 2004. The increase in the provision is a result of increased charge-offs during the current fiscal year and the current trend in delinquencies. To the best of management’s knowledge, all known losses as of June 30, 2005 have been recorded.
     Noninterest income. Noninterest income increased by $142,000, or 0.5%, to $32.0 million for the year ended June 30, 2005 from $31.9 million for the year ended June 30, 2004. The increase in noninterest income is primarily due to an increase in service charges and fees, trust and other financial services income as well as an increase in insurance commission income. Service charges and fees increased $2.7 million, or 19.3%, to $16.8 million, trust and other financial services income increased $309,000, or 7.8%, to $4.3 million and insurance commission income increased $1.3 million, or 134.4%, to $2.2 million. The increase in service charges and other financial services income is due to increased volume and growth. Insurance commission income increased primarily as a result of the Company again offering insurance products on consumer loans. Offsetting these increases was a decrease in the gain on sale of marketable securities. Gain on sale of marketable securities decreased by $4.0 million to $523,000 for the fiscal year ended June 30, 2005 from $4.5 million for the fiscal year ended June 30, 2004. The gain on sale of marketable securities during the prior fiscal year was heavily influenced by the Company’s restructuring of its balance sheet after its acquisition of Bell Federal Savings and Loan Association. The gains recorded in the current year resulted primarily from securities being called at prices that exceeded the Company’s carrying value. It is not the Company’s policy to actively sell investments to increase noninterest income.
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
Results of Operations – Year ended 6/30/04 compared to year ended 6/30/03
     Interest Income. Interest income increased by $22.6 million, or 7.9%, on a taxable equivalent basis, to $308.0 million for the fiscal year ended June 30, 2004 from $285.4 million for the fiscal year ended June 30, 2003. This increase resulted from an increase in average interest-earning assets of $1.064 billion being partially offset by a decrease of 0.71% in the average rate earned on interest earning assets to 5.29% from 6.00%. The increase in interest-earning assets was mainly attributed to the acquisition of Bell Federal Savings and Loan Association.
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
     Provision for Loan Losses. Management analyzes the allowance for loan losses as described in the section “Allowance for Loan Losses.” The provision recorded adjusts this reserve to a level that reflects the loss inherent in the Company’s loan portfolio. The provision for loan losses decreased by $1.5 million, or 18.8%, to $6.9 million for the year ended June 30, 2004 from $8.4 million for the year ended June 30, 2003.
     Noninterest income. Noninterest income increased by $4.9 million, or 17.9%, to $31.9 million for the year ended June 30, 2004 from $27.0 million for the year ended June 30, 2003. This increase in noninterest income was primarily related to the gain on sale of marketable securities related to the Bell Federal acquisition that was previously discussed. In addition, service charges and other financial services income increased due to additional customer relationships. Income from bank owned life insurance increased $953,000, or 27.9%, primarily because of the acquisition of Bell Federal which had approximately $20.0 million of officer life insurance.
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
     Average Balance Sheets. The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Six Months Ended December 31,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(10)	Balance	Interest	Yield/Cost(10)
	(Dollars in Thousands
Interest-earning assets:
Loans receivable (1)(2) (3)	$4,532,523	$141,983	6.27%	$4,157,376	$128,623	6.19%
Mortgage-backed securities (4)	568,879	11,332	3.98	772,434	13,286	3.44
Investment securities(3)(4)(5)	731,612	19,585	5.35	632,350	16,877	5.34
FHLB stock	34,467	468	2.72	38,073	291	1.53
Interest-earning deposits	56,594	1,088	3.84	324,120	2,467	1.52

Total interest-earning assets	5,924,075	174,456	5.89	5,924,353	161,544	5.45
Noninterest-earning assets(6)	448,639			423,843

Total assets	$6,372,714			$6,348,196

Interest-bearing liabilities:
Savings accounts	$987,053	$7,035	1.41	$1,088,531	$7,325	1.35
NOW accounts	672,092	3,839	1.13	665,356	2,357	0.71
Money market demand accounts	610,655	7,668	2.49	832,161	7,167	1.72
Certificate accounts	2,642,507	46,807	3.51	2,384,768	36,477	3.06
Borrowed funds(7)	413,946	9,443	4.53	446,854	10,092	4.52
Debentures	113,147	4,622	8.10	102,062	3,964	7.77

Total interest-bearing liabilities	5,439,400	79,414	2.90	5,519,732	67,382	2.44
Noninterest-bearing liabilities	345,074			272,046

Total liabilities	5,784,474			5,791,778
Shareholders’ equity	588,240			556,418

Total liabilities and equity	$6,372,714			$6,348,196

Net interest income		$95,042			$94,162

Net interest rate spread(8)			2.99%			3.01%

Net interest-earning assets	$484,675			$404,621
Net interest margin(9)			3.21%			3.18%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09X			1.07X

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(3)	Interest income on tax-free investment securities and tax-free loans are presented on a taxable equivalent basis.

(4)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(5)	Average balances include Fannie Mae and Freddie Mac stock.

(6)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(7)	Average balances include FHLB advances, securities sold under agreements to repurchase and other borrowings.

(8)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(9)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(10)	Presented on an annualized basis.

	Years Ended June 30,
	2005			2004			2003
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)(2) (3)	$4,234,241	$262,158	6.19%	$3,846,261	$244,926	6.37%	$3,258,520	$231,204	7.10%
Mortgage-backed securities (4)	729,757	26,102	3.58	883,914	25,815	2.92	733,832	26,744	3.64
Investment securities(3)(4)(5)	690,096	36,415	5.28	662,687	33,128	5.00	345,501	21,759	6.30
FHLB stock	35,504	855	2.41	38,381	572	1.49	30,711	924	3.01
Interest-earning deposits	222,422	4,184	1.88	391,352	3,527	0.90	389,855	4,813	1.23

Total interest-earning assets	5,912,020	329,714	5.58	5,822,595	307,968	5.29	4,758,419	285,444	6.00
Noninterest-earning assets(6)	433,796			415,125			327,966

Total assets	$6,345,816			$6,237,720			$5,086,385

Interest-bearing liabilities:
Savings accounts	$1,080,889	$15,037	1.39	$1,031,405	13,923	1.35	$841,614	17,849	2.12
NOW accounts	669,485	5,363	0.80	683,626	5,302	0.78	561,794	6,897	1.23
Money market demand accounts	756,026	13,168	1.74	876,157	14,786	1.69	525,503	12,412	2.36
Certificate accounts	2,443,718	76,511	3.13	2,317,003	72,317	3.12	2,036,329	76,726	3.77
Borrowed funds(7)	439,847	19,889	4.52	466,277	20,482	4.39	440,211	20,521	4.66
Debentures	102,062	8,079	7.92	101,297	7,656	7.56	99,000	7,610	7.69

Total interest-bearing liabilities	5,492,027	138,047	2.51	5,475,765	134,466	2.46	4,504,451	142,015	3.15
Noninterest-bearing liabilities	290,842			246,105			222,572

Total liabilities	5,782,869			5,721,870			4,727,023
Shareholders’ equity	562,947			515,850			359,362

Total liabilities and equity	$6,345,816			$6,237,720			$5,086,385

Net interest income		$191,667			$173,502			$143,429

Net interest rate spread(8)			3.07%			2.83%			2.85%

Net interest-earning assets	$419,993			$346,830			$253,968

Net interest margin(9)			3.24%			2.98%			3.01%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08x			1.06x			1.06x

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(3)	Interest income on tax-free investment securities and tax-free loans are presented on a taxable equivalent basis.

(4)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(5)	Average balances include Fannie Mae and Freddie Mac stock.

(7)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(7)	Average balances include FHLB advances, securities sold under agreements to repurchase and other borrowings.

(8)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(9)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
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

	Six Months Ended December 31,			Years Ended June 30,
	2005 vs. 2004			2005 vs. 2004			2004 vs. 2003
	Increase/(Decrease)		Total	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
(In Thousands)
Interest-earning assets:
Loans receivable	$1,680	$11,680	$13,360	$(7,474)	$24,706	$17,232	$(27,980)	$41,702	$13,722
Mortgage-backed securities	2,101	(4,055)	(1,954)	5,801	(5,514)	287	(6,399)	5,470	(929)
Investment securities	55	2,653	2,708	1,900	1,387	3,287	(8,607)	19,976	11,369
FHLB stock	226	(49)	177	352	(69)	283	(583)	231	(352)
Interest-earning deposits	3,764	(5,143)	(1,379)	3,834	(3,177)	657	(1,304)	18	(1,286)

Total interest-earning assets	7,826	5,086	12,912	4,413	17,333	21,746	(44,873)	67,397	22,524

Interest-bearing liabilities:
Savings accounts	433	(723)	(290)	436	678	1,114	(7,951)	4,025	(3,926)
NOW accounts	1,451	31	1,482	174	(113)	61	(3,091)	1,496	(1,595)
Money market demand accounts	3,283	(2,782)	501	474	(2,092)	(1,618)	(5,908)	8,282	2,374
Certificate accounts	6,077	4,253	10,330	233	3,961	4,194	(14,984)	10,575	(4,409)
Borrowed funds	102	(751)	(649)	602	(1,195)	(593)	(1,254)	1,215	(39)
Debentures	216	442	658	364	59	423	(131)	177	46

Total interest-bearing liabilities	11,562	470	12,032	2,283	1,298	3,581	(33,319)	25,770	(7,549)
Net change in net interest income	$(3,736)	$4,616	$880	$2,130	$16,035	$18,165	$(11,554)	$41,627	$30,073

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
     The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2005, the Company’s banking subsidiary exceeded its capital requirements.
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
     The following table summarizes the Bank’s total shareholder’s equity, regulatory capital, total risk-based assets, leverage and risk-based regulatory ratios at December 31, 2005 and June 30, 2005 and 2004.

	December 31, 2005	June 30, 2005	June 30, 2004
	(Dollars in thousands)
Total shareholders’ equity (GAAP capital)	$689,001	$667,374	$539,691
Less: unrealized (gain)/ loss on securities available for sale	405	(4,492)	2,438
Less: nonqualifying intangible assets	(162,430)	(154,253)	(139,839)

Leverage capital	526,976	508,629	402,290
Plus: Tier 2 capital (1)	35,583	34,110	28,541

Total risk-based capital	562,559	542,739	430,831

Average total assets for leverage ratio	6,281,262	6,083,422	5,323,638

Net risk-weighted assets including off-balance sheet items	3,666,674	3,494,230	2,868,810

Leverage capital ratio	8.39%	8.36%	7.56%
Minimum requirement (2)	3.00% to 5.00%	3.00% to 5.00%	3.00% to 5.00%

Risk-based capital ratio	15.34%	15.53%	15.02%
Minimum requirement	8.00%	8.00%	8.00%

(1)	Tier 2 capital consists of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC, and 45% of pre-tax net unrealized gains on securities available-for-sale.

(2)	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3.00%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points.
     The Bank is also subject to Pennsylvania Department of Banking (“Department”) capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.
     Liquidity and Capital Resources. The Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy of the Company, to be eligible for liquidity. Liquidity is quantified through the use of a standard liquidity ratio of liquid assets to short-term borrowings plus deposits. Using this formula, the Bank’s liquidity ratio was 19.8% as of December 31, 2005. The Bank adjusts its liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset and liability management objectives.
     In addition to deposits, the Company’s primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits amounted to $68.4 million at December 31, 2005. For additional information about cash flows from the Company’s operating, financing, and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

     A major portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.
     Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At December 31, 2005, the Company had $377.6 million in advances from the FHLB. The Company borrows from the FHLB to reduce interest rate risk and to provide liquidity when necessary.
     At December 31, 2005, the Company’s customers had $266.5 million of unused lines of credit available and $22.3 million in loan commitments. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at December 31, 2005, totaled $1.506 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company.
     The major sources of the Company’s cash flows are the areas of loans, marketable securities, deposits and borrowed funds.
     Deposits are the Company’s primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of management’s control, such as the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as the Company, are also subject to deposit outflows. The Company’s net deposits increased/(decreased) by $(38.7), $(4.0), $(3.6) million, $(177.8) million and $560.8 million for the six months ended December 31, 2005 and 2004 and for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.
     Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates in the economy. Funds received from loan maturities and principal payments on loans for the six months ended December 31, 2005 and 2004 and for the fiscal years ended June 30, 2005, 2004 and 2003 were $584.0 million, $479.5 million, $997.3 million, $966.3 million and $1.000 billion, respectively. Loan originations for the six months ended December 31, 2005 and 2004 and for the years ended June 30, 2005, 2004 and 2003 were $1.430 billion, $1.431 billion and $1.317 billion, respectively. The Company also sells a portion of the loans it originates and the cash flows from such sales for the six months ended December 31, 2005 and 2004 and for the fiscal years ended June 30, 2005, 2004 and 2003 were $86.2 million, $32.8 million, $78.2 million, $89.9 million and $233.9 million, respectively.
     The Company also experiences significant cash flows from its portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature. During recent years, the Company has utilized cash to increase its portfolio of marketable securities. Cash flow from the repayment of principal and the maturity of marketable securities for the six months ended December 31, 2005 and 2004 and for the fiscal years ended June 30, 2005, 2004 and 2003 were $157.7 million, $320.2 million, $483.1 million, $1.134 billion and $639.6 million, respectively. During the six months ended December 31, 2005 and 2004 and fiscal years ended June 30, 2005, 2004 and 2003, the Company utilized cash to purchase marketable securities in the amount of $31.3 million, $352.7 million, $420.3 million, $945.4 million and $1.230 billion, respectively.
     When necessary, the Company utilizes borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net increase/(decrease) of $2.3 million, $(9.6) million, $(37.9) million, $(250.4) million and $151.3 million for the six months ended December 31, 2005 and 2004 and for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.
     Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $6.1 million, $11.7 million, $20.2 million, $10.0 million and $3.9 million for the six months ended December 31, 2005 and 2004 and for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Northwest Bancorp, MHC did accept payment of dividends during the first three quarters of the fiscal year ending June 30, 2005 and the fourth fiscal quarter of the year ended June 30, 2004. Prior to that, Northwest Bancorp, MHC waived its right to receive dividends. Dividends paid to Northwest Bancorp, MHC during the six months ended December 31, 2005 and 2004 and fiscal years ended June 30, 2005, 2004 and 2003 were $-0-, $-0-, $10.6 million, $2.8 million and $0, respectively. Dividends waived by Northwest Bancorp, MHC during fiscal years ending June 30, 2005, 2004 and 2003 were $3.7 million, $9.2 million and $11.3 million, respectively.
     Contractual Obligations. The Company is obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type.

	Payments due
		One year to	Three years
	Less than	less than	to less than	Five years
	one year	three years	five years	or greater	Total
	(In thousands)
Contractual obligations at December 31, 2005 Long-term debt	$39,727	$144,369	$72,302	$160,958	$417,356
Junior subordinated debentures	—	—	—	205,156	205,156
Operating leases	3,041	4,859	3,805	6,839	18,544

Total	$42,768	$149,228	$76,107	$372,953	$641,056

(1)	See Note 11, Borrowed funds, of the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 22, Junior Subordinated Debentures/Trust-Preferred Securities, of the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 8, Premises and Equipment, of the Notes to Consolidated Financial Statements for additional information.
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
Impact of New Accounting Standards
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R is a revision of the FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and any related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005, which for the Company was July 1, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, the Company applied SFAS 123R using a permitted modified version of retrospective application. Under this transition method, the Company recognized compensation costs as issued stock option grants vest. Since the issuance of SFAS 123R, the FASB Staff has issued multiple FASB Staff Positions (FSPs) that interpret the application of the Standard. Two of the FSPs are applicable to the Company. On October 18, 2005, the FASB Staff issued FSP FAS 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement 123(R). According to FSP FAS 123R-2, in determining the grant date of an award subject to SFAS 123R, assuming all other criteria in the grant date definition have been met, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board or management with the relevant authority) if both (a) the award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer; and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The guidance in this FSP shall be applied upon initial adoption of SFAS 123R. The Company appropriately adopted the provisions of FSP FAS 123R. On February 3, 2006, the FASB Staff issued FSP FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. According to FSP FAS 123(R)-4, an option or similar instrument that is classified as an equity award, but subsequently becomes a liability award because the contingent cash settlement event is probable of occurring, shall be accounted for similar to a modification from an equity award to a liability award. On the date the contingent event becomes probable of occurring the entity recognizes a share-based liability equal to the portion of the award attributed to past service multiplied by the award’s fair value on that date. The total recognized compensation cost for an award with a contingent cash settlement feature should at least equal the fair value of the award at the grant date. The guidance in this FSP is applicable only for options or similar instruments issued as part of employee compensation arrangements. See the Summary of Significant Accounting Policies in the footnotes to Consolidated Financial Statements for analysis of the effect of this new standard on the Company’s financial statements.
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
     The Company’s policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of its interest-earning assets. The Company (i) emphasizes the origination of short-term, fixed-rate consumer loans, and at December 31, 2005, such loans constituted $793.4 million, or 17.0%, of the Company’s total loan portfolio; (ii) purchases adjustable-rate investment securities and mortgage-backed securities which at December 31, 2005 totaled $718.6 million; and (iii) originates adjustable-rate mortgage loans, adjustable-rate consumer loans, and adjustable-rate commercial loans, which at December 31, 2005, totaled $807.3 million or 17.3% of the Company’s total loan portfolio. Of the Company’s $5.976 billion of interest-earning assets at December 31, 2005, $1.575 billion, or 26.4%, consisted of assets with adjustable rates of interest. The Company also attempts to reduce interest rate risk by lengthening the maturities of its interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer term certificates of deposit.
     At December 31, 2005, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $343.0 million, representing a cumulative negative one-year gap ratio of 5.30%. The Company has an Asset/Liability Committee with members consisting of various individuals from Senior Management. This committee meets monthly in an effort to effectively manage the Company’s balance sheet and to monitor activity and set pricing. The Company also has a Risk Management Committee comprised of certain members of the Board of Directors which, among other things, is responsible for reviewing the Company’s level of interest rate risk. The Committee meets quarterly and, as part of their risk management assessment, reviews interest rate risks and trends, the Company’s interest sensitivity position and the liquidity and market value of the Company’s investment portfolio.

     The following table sets forth, on an amortized cost basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of the term of repricing or the contractual term of the asset or liability. Management believes that these assumptions approximate the standards used in the savings industry and considers them appropriate and reasonable. For information regarding the contractual maturities of the Company’s loans, investments and deposits, see “Business of the Company—Lending Activities,” “—Investment Activities” and “—Sources of Funds.”

	Amounts Maturing or Repricing
	Within 1					Over 20
	Year	1-3 Years	3-5 Years	5-10 Years	10-20 Years	Years	Total
	(Dollars in Thousands)
Rate-sensitive assets:
Interest-earning deposits	$68,407	$—	$—	$—	$—	$—	$68,407
Mortgage-backed securities:
Fixed	33,429	49,995	36,889	51,260	—	—	171,573
Variable	342,243	—	—	—	—	—	342,243
Investment securities	336,708	196,613	75,835	125,122	—	—	734,278
Real estate loans:
Adjustable-rate	104,183	4,626	—	—	—	—	108,809
Fixed-rate	321,846	558,575	483,198	848,887	438,546	—	2,651,052
Home equity lines of credit	171,486	—	—	—	—	—	171,486
Education loans	120,504	—	—	—	—	—	120,504
Other consumer loans	344,454	360,493	153,195	18,913	—	—	877,055
Commercial loans	376,629	245,348	91,983	16,691	—	—	730,651

Total rate-sensitive assets	$2,219,889	$1,415,650	$841,100	$1,060,873	$438,546	$—	$5,976,058

Rate-sensitive liabilities:
Fixed maturity deposits	$1,507,728	$1,064,592	$137,630	$28,703	$248	$—	$2,738,901
Money market deposit accounts	352,984	—	99,658	—	143,710	—	596,352
Savings accounts	415,012	80,002	—	—	440,550	—	935,564
Checking accounts	120,000	—	—	—	—	837,662	957,662
FHLB advances	—	144,000	71,500	161,333	795	—	377,628
Other borrowings	33,318	4,390	2,020	—	—	—	39,728
Trust Preferred Securities	134,022	71,134	—	—	—	—	205,156

Total rate-sensitive liabilities	$2,563,064	$1,364,118	$310,808	$190,036	$585,303	$837,662	$5,850,991

Interest sensitivity gap per period	$(343,175)	$51,532	$530,292	$870,837	$(146,757)	$(837,662)	$125,067

Cumulative interest sensitivity gap	$(343,175)	$(291,643)	$238,649	$1,109,486	$962,729	$125,067	$125,067

Cumulative interest sensitivity gap as a percentage of total assets	(5.30)%	(4.50)%	3.68%	17.13%	14.86%	1.93%	1.93%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	86.61%	92.57%	105.63%	125.06%	119.20%	102.14%	102.14%
     When assessing the interest rate sensitivity of the company, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates. In preparing the table above, it has been assumed market rates will remain constant at current levels and as a result, the Company’s loans will be affected as follows: (i) adjustable-rate mortgage loans will prepay at an annual rate of 10% to 12%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 7% to 10%; (iii) commercial loans will prepay at an annual rate of 8% to 12%; (iv) consumer loans held by the Bank will prepay at an annual rate of 20%; and (v) consumer loans held by Northwest Consumer will prepay at an annual rate of 60% to 65%. In regards to the Company’s deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) money market accounts will gradually reprice over the next five years; and (iii) savings accounts and checking accounts will reprice either when the rates on such accounts reprice as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates. For purposes of this analysis, management has estimated, based on historical trends, that $120.0 million of the Company’s checking accounts and $415.0 million of the Company’s savings accounts are interest sensitive and may reprice in one year or less, and that the remainder may reprice over longer time periods.
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
     The Company has established the following guidelines for assuming interest rate risk:
•	Net income simulation. Given a parallel shift of 2% in interest rates, the estimated net income may not decrease by more than 20% within a one-year period.

•	Market value of equity simulation. The market value of the Company’s equity is the net present value of the Company’s assets and liabilities. Given a parallel shift of 2% in interest rates, equity may not decrease by more than 35% of total shareholder’ equity.
     The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, diluted earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at December 31, 2005 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from the December 31, 2005 levels.

	Movements in interest rates from
	December 31, 2005 rates
	Increase		Decrease
	1%	2%	1%	2%
Simulated impact over the next 12 months compared with December 31, 2005:
Percentage increase/(decrease) in net income	0.7%	(2.7)%	1.3%	0.0%
Increase/(decrease) in return on average equity	0.3%	0.0%	0.4%	0.2%
Increase/(decrease) in diluted earnings per share	$0.01	$(0.03)	$0.02	$0.00
Percentage increase/(decrease) in market value of equity	(13.9)%	(27.1)%	3.5%	5.6%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Financial Statements are included in Part III, Item 15 of this Form 10-K.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on such assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based upon those criteria.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Transition Report and has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

/s/ William J. Wagner	/s/ William W. Harvey, Jr.

William J. Wagner	William W. Harvey, Jr.
Chief Executive Officer	Chief Financial Officer

KPMG LLP	Telephone	412 391 9710
Suite 2500	Fax	412 391 8963
One Mellon Center	Internet	www.us.kpmg.com
Pittsburgh, PA 15219-2598
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Northwest Bancorp, Inc.:
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting that Northwest Bancorp, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Northwest Bancorp, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.

In our opinion, management’s assessment that Northwest Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Northwest Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Northwest Bancorp, Inc. and subsidiaries as of December 31, 2005, June 30, 2005, and June 30, 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the six-month period ended December 31, 2005, and for each of the years in the three-year period ended June 30, 2005; and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements. Our report on the consolidated financial statements refers to a change in accounting for share-based payments.
Pittsburgh, Pennsylvania
March 8, 2006

KPMG LLP	Telephone	412 391 9710
Suite 2500	Fax	412 391 8963
One Mellon Center	Internet	www.us.kpmg.com
Pittsburgh, PA 15219-2598
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Northwest Bancorp, Inc.:
We have audited the accompanying consolidated statements of financial condition of Northwest Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2005, June 30, 2005 and June 30, 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the six-month period ended December 31, 2005 and for each of the years in the three-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancorp, Inc. and subsidiaries as of December 31, 2005, June 30, 2005, and June 30, 2004, and the results of their operations and their cash flows for the six-month period ended December 31, 2005 and for each of the years in the three-year period ended June 30, 2005 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Northwest Bancorp Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004).
Pittsburgh, Pennsylvania
March 8, 2006
KPMG UP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Amounts in thousands, excluding share data)

	December 31,	June 30
	2005	2005	2004
Assets
Cash and cash equivalents	$83,685	83,651	57,466
Interest-earning deposits in other financial institutions	67,243	52,237	174,199
Federal funds sold and other short-term investments	1,164	—	160,058
Marketable securities available-for-sale (amortized cost of $616,792, $671,137, and $858,569)	613,836	675,183	855,679
Marketable securities held-to-maturity (market value of $636,507, $709,468, and $601,738)	634,258	702,979	601,542
Loans receivable, net of allowance for loan losses of $33,411, $31, 563, and $30,670	4,622,269	4,376,884	4,053,941
Accrued interest receivable	25,053	24,387	22,578
Real estate owned, net	4,872	6,685	3,951
Federal Home Loan Bank stock, at cost	33,130	33,055	38,884
Premises and equipment, net	96,981	96,028	82,417
Bank owned life insurance	106,737	104,573	100,090
Goodwill	150,485	142,078	142,078
Other intangible assets	11,477	11,920	16,429
Other assets	26,117	20,822	33,936

Total assets	$6,477,307	6,330,482	6,343,248

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$5,228,479	5,187,946	5,191,621
Borrowed funds	417,356	410,344	449,147
Advances by borrowers for taxes and insurance	24,742	30,769	29,607
Accrued interest payable	4,387	4,020	4,280
Other liabilities	11,529	13,151	16,059
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	205,156	102,062	102,062

Total liabilities	5,891,649	5,748,292	5,792,776

Shareholders’ equity:
Preferred stock, $0.10 par value. Authorized 50,000,000, 50,000,000, and 10,000,000 shares, respectively; issued and outstanding 0 shares at December 31, 2005 and June 30, 2005 and 2004	—	—	—
Common stock, $0.10 par value. Authorized 500,000,000, 500,000,000, and 100,000,000 shares, respectively; issued 51,076,836, 50,843,805, and 47,960,287 shares at December 31, 2005 and June 30, 2005 and 2004, respectively	5,108	5,084	4,796
Paid-in capital	213,018	210,804	214,868
Retained earnings, substantially restricted	389,985	367,255	332,841
Accumulated other comprehensive income (loss), net	(384)	4,514	(2,033)
Treasury stock of 766,400 shares, 0 shares, and 0 shares, respectively, at cost	(17,183)	—	—
Unearned compensation — recognition and retention plan	(4,886)	(5,467)	—

Total shareholders’ equity	585,658	582,190	550,472

Total liabilities and shareholders’ equity	$6,477,307	6,330,482	6,343,248

See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Amounts in thousands, excluding share data)

	Six-month	Six-month
	period ended	period ended
	December 31,	December 31,	Years ended June 30
	2005	2004	2005	2004	2003
		(Unaudited)
Interest income:
Loans receivable	$141,164	127,998	260,833	243,630	232,760
Mortgage-backed securities	11,332	13,286	26,102	25,815	26,744
Taxable investment securities	10,943	7,688	18,513	15,210	9,857
Tax-free investment securities	5,922	6,162	12,192	12,048	8,350
Interest-earning deposits	1,088	2,467	4,184	3,527	4,813

Total interest income	170,449	157,601	321,824	300,230	282,524

Interest expense:
Deposits	65,349	53,326	110,079	106,328	113,883
Borrowed funds	14,065	14,056	27,968	28,138	28,131

Total interest expense	79,414	67,382	138,047	134,466	142,014

Net interest income	91,035	90,219	183,777	165,764	140,510

Provision for loan losses	4,722	4,003	9,566	6,860	8,445

Net interest income after provision for loan losses	86,313	86,216	174,211	158,904	132,065

Noninterest income:
Service charges and fees	11,949	8,022	16,786	14,068	13,540
Trust and other financial services income	2,267	2,112	4,291	3,982	3,492
Insurance commission income	1,272	1,021	2,222	948	1,188
Gain on sale of marketable securities, ne	—	142	523	4,536	1,264
Gain (loss) on sale of loans, net	308	(135)	(100)	433	1,729
Gain on sale of real estate owned, ne	788	152	906	1,561	493
Income from bank owned life insurance	2,160	2,240	4,378	4,364	3,411
Writedown of investment securities	—	—	—	(166)	—
Other operating income	1,107	1,557	2,998	2,136	1,911

Total noninterest income	19,851	15,111	32,004	31,862	27,028

Noninterest expense:
Compensation and employee benefits	36,382	35,537	71,843	65,593	55,532
Premises and occupancy costs	9,511	8,318	17,724	16,175	13,657
Office operations	5,910	5,677	11,329	10,785	9,856
Processing expenses	5,251	5,022	10,578	9,317	8,378
Amortization of intangible assets	1,932	2,457	4,509	4,706	701
Advertising	1,308	1,701	3,674	3,582	3,502
Goodwill impairment	—		—	7,904	16,771
Prepayment penalties on FHLB advances	—	—	—	2,533	—
Other expenses	6,023	4,327	9,002	8,210	8,063

Total noninterest expense	66,317	63,039	128,659	128,805	116,460

Income before income taxes	39,847	38,288	77,556	61,961	42,633

Provision for income taxes:
Federal	9,436	9,283	19,013	16,425	14,654
State	1,562	2,091	3,728	3,404	2,293

Total provision for income taxes	10,998	11,374	22,741	19,829	16,947

Net income	$28,849	26,914	54,815	42,132	25,686

Basic earnings per share	$0.57	0.55	1.10	0.88	0.54

Diluted earnings per share	$0.56	0.54	1.09	0.87	0.53

See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Six-month period ended December 31, 2005 and years ended June 30, 2005, 2004, and 2003
(Amounts in thousands, excluding share data)

				Accumulated		Unearned
				other		recognition
				comprehensive		and	Total
	Common	Paid-in	Retained	income	Treasury	retention	shareholders’
	stock	capital	earnings	(loss), net	stock	plan shares	equity
Balance at June 30, 2002, as reported	$4,755	71,838	233,831	6,216	—	—	316,640
Impact of adoption of FAS 123R	—	2,428	(2,428)	—	—	—	—
Comprehensive income
Net income	—	—	25,686	—	—	—	25,686
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	1,214	—	—	1,214

Total comprehensive income	—	—	25,686	1,214	—		26,900

Exercise of slock options	14	728	—	—	—	—	742
Stock compensation	—	598	—	—	—		598
Acquisition of Leeds Federal Savings Bank	—	15,000	36,688	2,429	—	—	54,117
Dividends paid ($0.32 per share)	—	—	(3,923)	—	—		(3,923)

Balance at June 30, 2003	4,769	90,592	289,854	9,859	—		395,074
Comprehensive income:
Net income	—	—	42,132	—	—	—	42,132
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	(11,892)	—	—	(11,892)

Total comprehensive income	—	—	42,132	(11,892)	—	—	30,240

Exercise of stock options	27	1,004	—	—	—	—	1,031
Stock compensation	—	1,350	—	—	—	—	1,350
Dividends paid ($0.40 per share)	—	—	(9,963)	—	—	—	(9,963)
Acquisition of First Carnegie Deposit	—	9,118	10,818	—	—	—	19,936
Common stock issued, net of issuance costs	—	112,804	—	—	—	—	112,804

Balance at June 30, 2004	4,796	214,868	332,841	(2,033)	—	—	550,472

Comprehensive income:
Net income	—	—	54,815	—	—	—	54,815
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	6,547	—	—	6,547

Total comprehensive income	—	—	54,815	6,547	—	—	61,362
Issuance of common shares in exchange for Leeds Federal and First Carnegie Shares	243	(12,013)	(230)	—	—	—	(12,000)
Recognition and retention plan, net	27	5,932	—	—	—	(5,467)	492
Exercise of stock options	18	779	—	—	—	—	797
Stock compensation	—	1,238	—	—	—	—	1,238
Dividends paid ($0.48 per share)	—	—	(20,171)	—	—	—	(20,171)

Balance at June 30, 2005	5,084	210,804	367,255	4,514	—	(5,467)	582,190
Comprehensive income:
Net income	—	—	28,849	—	—	—	28,849
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	(4,898)	—	—	(4,898)

Total comprehensive income	—	—	28,849	(4,898)	—	—	23,951
Treasury stock repurchases	—	—	—	—	(17,183)	—	(17,183)
Recognition and retention plan, net	—	—	—	—	—	581	581
Exercise of stock options	24	1,710	—	—	—	—	1,734
Stock compensation	—	504	—	—	—	—	504
Dividends paid ($0.30 per share)	—	—	(6,119)	—	—	—	(6,119)

Balance at December 31 , 2005	$5,108	213,018	389,985	(384)	(17,183)	(4,886)	585,658

See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Six-month	Six-month
	period ended	period ended
	December 31,	December 31,	Years ended June 30
	2005	2004	2005	2004	2003
		(Unaudited)
Operating activities:
Net income	$28,849	26,914	54,815	42,132	25,686
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	4,722	4,003	9,566	6,860	8,445
Net gain on sales of assets	(1,096)	(159)	(1,329)	(6,530)	(3,486)
Net depreciation, amortization, and accretion	5,846	5,287	9,216	12,530	10,019
Decrease/increase) in other assets	(5,265)	5,870	6,752	17,360	1,418
Decrease in other liabilities	(1,543)	(2,607)	(3,168)	(13,618)	(2,482)
Net amortization of discounts/premiums on marketable securities	1,243	1,375	2,787	7,633	987
Noncash compensation expense related to stock benefit plans	1,085	528	1,512	534	393
Noncash writedown of investment securities	—	—	—	166	—
Noncash goodwill impairment	—	—	—	7,904	16,771
Origination of loans held for sale	(85,937)	(32,965)	(78,314)	(89,496)	(232,139)
Proceeds from loan sales	86,245	32,830	78,214	89,929	233,868
Other	—	—	—	—	1

Net cash provided by operating activities	34,149	41,076	80,051	75,404	59,481

Investing activities:
Purchase of marketable securities held-to-maturity	—	(172,540)	(172,540)	(314,227)	(478,871)
Purchase of marketable securities available-for-sale	(31, 340)	(180,164)	(247,716)	(631,218)	(751,076)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	67,777	143,419	215,900	436,922	422,231
Proceeds from maturities and principal reductions of marketable securities available-for-sale	89,876	176,781	267,204	697,042	217,394
Proceeds from sales of marketable securities available-for-sale	2,145	12,770	22,713	307,736	84,134
Purchase of bank-owned life insurance	—	—	—	—	(10,000)
Loan originations	(770,459)	(666,662)	(1,351,294)	(1,341,810)	(1,084,860)
Proceeds from loan maturities and principal reductions	584,023	479,460	997,290	966,289	1,000,429
Redemption/(purchase) of Federal Home Loan Bank stock	301	3,086	5,829	12,960	(7,276)
Proceeds from sale of real estate ownec	5,430	1,799	6,749	8,107	5,317
Sale/(purchase) of real estate owned for investment	481	175	78	(226)	(87)
Purchase of premises and equipment	(4,960)	(14,821)	(20,373)	(22,848)	(11,425)
Acquisitions, net of cash received	(5,246)	—	—	(21,910)	167,223

Net cash (used) provided by investing activities	(61,972)	(216,697)	(276,160)	96,817	(446,867)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Six-month	Six-month
	period ended	period ended
	December 31,	December 31,	Years ended June 30
	2005	2004	2005	2004	2003
		(Unaudited)
Financing activities:
(Decrease) increase in deposits, net	$(32,686)	(4,039)	(3,635)	(177,807)	560,802
Proceeds from long-term borrowings	—	—	—	—	180,000
Repayments of long-term borrowings	(5,173)	(2,528)	(35,056)	(251,064)	(40,776)
Net increase (decrease) in short-term borrowings	7,446	(7,035)	(2,823)	676	12,056
(Decrease) increase in advances by borrowers for taxes and insurance	(7,086)	(7,120)	1,162	2,994	1,562
Treasury stock repurchases	(17,183)	—	—	—	—
Proceeds from issuance of debentures	103,094	—	—	—	—
Proceeds from stock offering, net of issuance costs	—	—	—	112,804	—
Cash dividends paid	(6,119)	(11,677)	(20,171)	(9,963)	(3,923)
Proceeds from options exercised, including tax benefit realized	1,734	402	797	1,031	742

Net cash provided (used) by financing activities	44,027	(31,997)	(59,726)	(321,329)	710,463

Net increase (decrease) in cash and cash equivalents	16,204	(207,618)	(255,835)	(149,108)	323,077

Cash and cash equivalents at beginning of year	135,888	391.723	391,723	540,831	217,754
Net increase (decrease) in cash and cash equivalents	16,204	(207,618)	(255,835)	(149,108)	323,077

Cash and cash equivalents at end of year	$152,092	184,105	135,888	391,723	540,831

Cash paid during the year for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $54,609, $45,448, $94,106, $91,829, and $99,079, respectively)	$79,047	67,141	138,307	131,909	141,466
Income taxes	4,800	13,206	19,491	7,459	15,649
Noncash activities:
Business acquisitions:
Fair value of assets acquired	$84,957	—	—	1,000,392	473,007
Net cash (paid) received	(5,246)	—	—	(21,910)	167,223

Liabilities assumed	$79,711	—	—	978,482	640,230

Loan foreclosures and repossessions	$2,829	5,015	8,622	4,647	3,053
Sale of real estate owned financed by the Company	773	617	1,113	340	815
Forgiveness of loan to Northwest Bancorp, MHO	—	—	12,000	—	—
See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables arc in thousands)
(1)	Summary of Significant Accounting Policies
(a)	Nature of Operations
The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC (MHC) is a federal mutual holding company and, at December 31, 2005, owned approximately 60% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the Company). On September 10, 2004, in exchange for 100% of the outstanding shares of Leeds Federal, the Company cancelled a $12.0 million loan receivable from, and issued 1,334,859 shares to, MHC. Concurrent with the Company’s acquisition of Leeds Federal, the Company merged Leeds Federal into Northwest Savings Bank. On November 15, 2004, in exchange for 100% of the outstanding shares of First Carnegie, the Company issued 1,090,900 shares to MHC. Concurrent with the Company’s acquisition of First Carnegie, the Company merged First Carnegie into Northwest Savings Bank. The Company’s financial condition and financial results have been revised to reflect acquisitions of both Leeds Federal Savings Bank and First Carnegie Deposit as of the date they were acquired by MHC. After the Company’s acquisition of First Carnegie, MHC applied for and received approval from the Office of Thrift Supervision to waive its right to receive dividends from the Company. While MHC owned Leeds Federal and First Carnegie, it accepted dividends from the Company. Dividends waived by MHC during the six-month period ended December 31, 2005, 2004, and 2003 were $9,161,000, $3,664,000, $9,159,000, and $11,317,000, respectively. Dividends paid to MHC during the six-month period ended December 31, 2005 and fiscal 2005, 2004, and 2003 were $0, $10,571,000, $2,812,000, and $0, respectively.
During the 2004 fiscal year, the Company sold 7,255,520 common shares previously owned by MHC. The transaction increased the Company’s capital by $112.8 million but did not increase the number of shares outstanding.
The Company changed its fiscal year end from June 30 to December 31. The six-month period ended December 31, 2005 is the Company’s transitional period for its change in fiscal year end.
Northwest Bancorp, Inc., which is headquartered in Warren, Pennsylvania, is a federal savings and loan holding company for its wholly owned subsidiary, Northwest Savings Bank (Northwest). Northwest offers traditional deposit and loan products through its 153 banking locations in Pennsylvania, New York, Ohio, Maryland, and Florida. The Company and its subsidiaries also offer loan products through 50 consumer finance offices in Pennsylvania and New York.
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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements December
31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(d)	Marketable Securities
The Company classifies marketable securities at the time of their purchase as either held-to-maturity, available-for-sale, or trading securities. Securities for which management has the intent and the Company has the ability to hold until their maturity are classified as held-to-maturity and are carried on the Company’s books at cost, adjusted for amortization of premium and accretion of discount on a level yield basis. If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as accumulated other comprehensive income, a separate component of shareholders’ equity, net of tax. Securities available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. The cost of securities sold is determined on a specific identification basis. The Company held no securities classified as trading at December 31, 2005 and June 30, 2005 and 2004.
Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold stock of its district FHLB according to a predetermined formula. This stock is recorded at cost and may be pledged to secure FHLB advances.
(e)	Loans Receivable
Loans are stated at their unpaid principal balance net of any deferred origination fees or costs and the allowance for estimated loan losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end. Interest accrued on loans more than 90 days delinquent is reversed, and such loans are placed on nonaccrual status.
The Company has identified certain residential loans, which will be sold prior to maturity. These loans are recorded at the lower of amortized cost or market value and are not significant as of December 31, 2005 and June 30, 2005 and 2004.
Loan fees and certain direct loan origination costs are deferred, and the net deferred fee or cost is then recognized using the level-yield method over the contractual life of the loan as an adjustment to interest income.
(f)	Provision for Loan Losses
Provisions for estimated loan losses and the amount of the allowance for loan losses are based on losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. Management believes, to the best of their knowledge, that all known losses as of the statement of condition dates have been recorded.

NORTHWEST BANCORP, INC, AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables arc in thousands)
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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
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

The Company engages an independent third party of experts to analyze and prepare a core deposit study for all acquisitions. This study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. Based upon this analysis, the amount of the premium related to the core deposits of the business purchased is calculated along with the estimated life of the acquired deposits. The core deposit intangible, which is recorded in other intangible assets, is then amortized to expense on an accelerated basis over an approximate life of seven years.

(k)	Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans including healthcare. The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and any increases in the cash surrender value are recorded as noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit, which would be recorded as noninterest income.

(I)	Deposits

Interest on deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the accounts.

(m)	Pension Plans

The Company has noncontributory defined benefit pension plans. The net periodic pension cost has been calculated in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions. In conjunction with the Company’s fiscal year change, the Company changed its measurement date to October 31 for its defined benefit pension plans.

(n)	Income Taxes

The Company joins with its wholly owned subsidiaries in filing a consolidated federal income tax return.

The Company accounts for income taxes using the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities based on the tax rates expected to be in effect when such amounts are realized or settled.

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(o)	Stock Related Compensation

The Company accounts for its stock-based compensation plans under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments. The Black-Scholes-Merton option pricing model was used to determine the fair value of each option award, estimated on the grant date. No options were awarded during the six-month period ended December 31, 2005. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the grant date and options generally vest over a five-year period from the grant date. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options is based upon previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options. When options are exercised new shares are issued.

SFAS 123 (revised 2004) was adopted July 1, 2005 using the modified retrospective transition method. The effect of the adoption of SFAS 123 (revised 2004) on income before income taxes for the six-month period ended December 31, 2005, the six-month period ended December 31, 2004, and the fiscal years ended June 30, 2005, 2004, and 2003 was $480,000, $528,000 (unaudited), $1,000,000, $534,000, and $393,000, respectively. The effect of the adoption of SFAS 123 (revised 2004) on net income for the six-month period ended December 31, 2005, the six-month period ended December 31, 2004, and the fiscal years ended June 30, 2005, 2004, and 2003 was $459,000, $520,000 (unaudited), $989,000, $518,000, and $377,000, respectively. The effect of the adoption of SFAS 123 (revised 2004) on basic and diluted earnings per share was $0.01, $0.01 (unaudited), $0.02, $0.01, and $0.01, respectively. Total compensation expense for nonvested stock options of $2,500,000 has yet to be recognized as of December 31, 2005. The weighted average period over which this remaining amount will be recognized is approximately 2.25 years.

Stock-based employee compensation expense related to the Company’s recognition and retention plan of $581,000 and $492,000 was included in income before income taxes during the six-month period ended December 31, 2005 and the fiscal year ended June 30, 2005. The effect on net income for the six months ended December 31, 2005 and the year ended June 30, 2005 was a reduction of $378,000 and $320,000, respectively. No other periods presented included expense related to the Company’s recognition and retention plan. The Company will recognize the remaining expense of $4,886,000 over the next four years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: (1) dividend yields ranging from 1.6% to 2.5%; (2) expected volatility of 24% to 33%; (3) risk-free interest rates ranging from 4.5% to 6.5%; and (4) expected lives of seven years.

(p)	Segment Reporting

Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that public business enterprises report financial and descriptive information about their reportable operating segments. Based on the guidance provided by this statement, the Company has identified two reportable segments, Community Banks and Consumer Finance. See note 21 for related disclosures.

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
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

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(3)	Marketable Securities

Marketable securities at December 31, 2005 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Held-to-maturity:
U.S. government and agencies:
Due in one year or less	$20,000	—	(59)	19,941
Due in one year — five years	70,000	—	(456)	69,544
Due in five years — ten years	58,414	170	(900)	57,684
Due after ten years	18,398	—	(236)	18,162
Municipal securities:
Due in one years — five years	294	—	—	294
Due in five years — ten years	7,374	120	(25)	7,469
Due after ten years	230,912	2,853	(448)	233,317
Corporate debt issues:
Due after ten years	39,015	2,392	(133)	41,274
Mortgage-backed securities:
Fixed rate pass-through	12,722	98	(177)	12,643
Variable rate pass-through	111,070	473	(1,174)	110,369
Fixed rate CMO	6,411	—	(288)	6,123
Variable rate CMO	59,648	329	(290)	59,687

Total mortgage-backed securities	189,851	900	(1,929)	188,822

Total securities held-to-maturity	$634,258	6,435	(4,186)	636,507

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Available-for-sale :
U.S. government and agencies:
Due in one year — five years	$37,984	2	(417)	37,569
Due in five years — ten years	16,998	—	(374)	16,624
Due after ten years	59,983	16	(445)	59,554
Equity securities and mutual funds	92,350	7,821	(2,961)	97,210
Municipal securities:
Due in five years — ten years	1,573	3	(18)	1,558
Due after ten years	12,975	41	(220)	12,796
Corporate debt issues:
Due in one year — five years	1,022	—	(110)	912
Due in five years — ten years	28,500	71	(1,188)	27,383
Due after ten years	36,454	111	(300)	36,265
Mortgage-backed securities:
Fixed rate pass-through	77,383	341	(1,317)	76,407
Variable rate pass-through	147,426	67	(1,637)	145,856
Fixed rate CMO	78,615	2	(2,584)	76,033
Variable rate CMO	25,529	178	(38)	25,669

Total mortgage - backed securities	328,953	588	(5,576)	323,965

Total securities available-for-sale	$616,792	8,653	(11,609)	613,836

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
Marketable securities at June 30, 2005 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Held-to-maturity:
U.S. government and agencies:
Due in one year or less	$20,000	—	(95)	19,905
Due in one year — five years	72,530	—	(319)	72,211
Due in five years — ten years	73,413	308	(371)	73,350
Due after ten years	18,398	—	(126)	18,272
Municipal securities:
Due in five years — ten years	5,455	73	(2)	5,526
Due after ten years	237,395	4,051	(265)	241,181
Corporate debt issues:
Due after ten years	40,112	2,981	(108)	42,985
Mortgage-backed securities:
Fixed rate pass-through	14,609	213	(31)	14,791
Variable rate pass-through	140,473	766	(693)	140,546
Fixed rate CMO	7,725	—	(221)	7,504
Variable rate CMO	72,869	597	(269)	73,197

Total mortgage- backed securities	235,676	1,576	(1,214)	236,038

Total securities held-to-maturity	$702,979	8,989	(2,500)	709,468

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Available-for-sale:
U.S. government and agencies:
Due in one year — five years	$30,787	2	(263)	30,526
Due in five years — ten years	26,252	38	(161)	26,129
Due after ten years	81,957	91	(146)	81,902
Equity securities and mutual funds	91,002	7,985	(2,290)	96,697
Municipal securities:
Due in five years — ten years	964	17	(3)	978
Due after ten years	13,581	157	(74)	13,664
Corporate debt issues:
Due in one year — five years	1,027	—	(59)	968
Due in five years — ten years	28,500	79	(162)	28,417
Due after ten years	11,418	60	(57)	11,421
Mortgage-backed securities:
Fixed rate pass-through	82,612	799	(258)	83,153
Variable rate pass-through	172,263	194	(818)	171,639
Fixed rate CMO	98,478	173	(1,459)	97,192
Variable rate CMO	32,296	244	(43)	32,497

Total mortgage - backed securities	385,649	1,410	(2,578)	384,481

Total securities available-for-sale	$671,137	9,839	(5,793)	675,183

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
Marketable securities at June 30, 2004 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Held-to-maturity:
U.S. government and agencies:
Due in one year — five years	$12,518	—	(1)	12,517
Due in five years — ten years	39,982	629	(257)	40,354
Due after ten years	714	2	(3)	713
Municipal securities:
Due in five years — ten years	2,568	15	—	2,583
Due after ten years	112,281	1,148	(2,257)	111,172
Corporate debt issues:
Due after ten years	41,178	1,796	(477)	42,497
Mortgage-backed securities:
Fixed rate pass-through	16,618	197	(71)	16,744
Variable rate pass-through	198,497	504	(2,040)	196,961
Fixed rate CMO	7,519	—	(75)	7,444
Variable rate CMO	169,667	1,148	(62)	170,753

Total mortgage - backed securities	392,301	1,849	(2,248)	391,902

Total securities held-to-maturity	$601,542	5,439	(5,243)	601,738

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
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
(Continued)

NORTHWEST BANCORP, INC, AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The following table presents information regarding the issuers and the carrying value of the Company’s mortgage-backed securities:

	December 31,	June 30
	2005	2005	2004
Mortgage-backed securities:
FNMA	$188,448	222,549	402,469
GNMA	151,477	179,795	178,847
FHLMC	146,714	184,717	179,506
Other (nonagency)	27,177	33,096	42,482

Total mortgage-backed securities	$513,816	620,157	803,304

Marketable securities having a carrying value of $278,415,000 at December 31, 2005 were pledged under collateral agreements. During the six-month periods ended December 31, 2005 and 2004 and fiscal years 2005, 2004, and 2003, the Company sold marketable securities classified as available-for-sale for $2,145,000, $12,770,000 (unaudited), $22,713,000, $307,736,000, and $84,134,000, respectively. The gross pretax profit on these sales was $0, $142,000 (unaudited), $523,000, $4,536,000, and $1,264,000, In addition, during fiscal 2004, the Company experienced other-than-temporary impairment in its investment portfolio resulting in writedowns of $166,000.
The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2005:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government and agencies	$48,011	(878)	195,910	(2,009)	243,921	(2,887)
Municipal securities	27,628	(631)	3,919	(80)	31,547	(711)
Corporate issues	38,305	(618)	87,799	(4,075)	126,104	(4,693)
Mortgage-backed securities	213,137	(3,029)	168,748	(4,477)	381,885	(7,506)

Total temporarily impaired securities	$327,081	(5,156)	456,376	(10,641)	783,457	(15,797)

Percentage of total	42%		58%		100%

The decline in the fair value of securities primarily resulted from interest rate fluctuations. The Company has the ability and intent to hold these securities until the market value recovers or maturity and the Company believes the collection of the contractual principal and interest is probable. The Company believes for these reasons that the unrealized losses are all considered temporary impairment losses. There are approximately 405 positions that are temporarily impaired at December 31, 2005. The aggregate carrying amount of cost-method investments at December 31, 2005 was $1,248,094,000 of which all were evaluated for impairment.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(4)	Loans Receivable
Loans receivable at December 31, 2005 and June 30, 2005 and 2004 are summarized in the table below:

	December 31,	June 30
	2005	2005	2004
Real estate loans:
One-to-four family	$2,805,900	2,693,174	2,615,328
Multi-family and commercial	594,503	534,224	454,606

Total real estate loans	3,400,403	3,227,398	3,069,934

Consumer loans:
Automobile	144,519	138,102	120,887
Home improvement	780,451	737,619	588,192
Education	120,504	112,462	95,599
Loans on savings accounts	9,066	8,500	8,038
Other	106,390	102,787	112,163

Total consumer loans	1,160,930	1,099,470	924,879

Commercial loans	157,572	142,391	149,509

Total loans receivable, gross	4,718,905	4,469,259	4,144,322

Deferred loan fees	(3,877)	(4,257)	(6,630)
Allowance for loan losses	(33,411)	(31,563)	(30,670)
Undisbursed loan proceeds (real estate loans)	(59,348)	(56,555)	(53,081)

Total loans receivable, net	$4,622,269	4,376,884	4,053,941

At December 31, 2005 and June 30, 2005 and 2004, the Company serviced loans for others approximating $409,497,000, $346,424,000, and $314,150,000, respectively. These loans serviced for others are not assets of the Company and are appropriately excluded from the Company’s financial statements.
At December 31, 2005, approximately 84% of the Company’s loan portfolio was secured by properties located in Pennsylvania. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.
Loans receivable at December 31, 2005 include $916,825,000 of adjustable rate loans and $3,802,080,000 of fixed rate loans. Loans receivable at June 30, 2005 include $828,495,000 of adjustable rate loans and $3,640,764,000 of fixed rate loans. Loans receivable at June 30, 2004 include $726,688,000 of adjustable rate loans and $3,417,634,000 of fixed rate loans.
Included in the commercial loans balance of $149,509,000 at June 30, 2004 is a receivable from Northwest Bancorp, MHC of $22,000,000.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The Company’s exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. The Company uses the same credit policies in making commitments for off-balance-sheet financial instruments as it does for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2005 and June 30, 2005 and 2004 are presented in the following table:

	December 31,	june 30
	2005	2005	2004
Loan commitments	$22,322	69,480	151,426
Undisbursed lines of credit	266,455	255,387	220,262
Standby letters of credit	14,548	14,205	12,234

	$303,325	339,072	383,922

Commitments to extend credit arc agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but generally may include cash, marketable securities, and property.
Outstanding loan commitments at December 31, 2005, for fixed rate loans, are $14,228,000. The interest rates on these commitments approximate market rates at December 31, 2005. Outstanding loan commitments at December 31, 2005 for adjustable rate loans are $8,094,000. The fair value of these commitments are affected by fluctuations in market rates of interest.
The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit is $14,548,000, of which $13,401,000 is fully collateralized. A liability of $105,000 has been recognized by the Company for the obligations as of December 31, 2005, and there are no recourse provisions that would enable the Company to recover any amounts from third parties.
The Company automatically places loans on nonaccrual status when they become more than 90 days contractually delinquent or when the paying capacity of the obligor becomes inadequate to meet the requirements of the contract. When a loan is placed on nonaccrual, all previously accrued and uncollected interest is reversed against current period interest income. Nonaccrual loans at December 31, 2005, June 30, 2005, 2004, and 2003 were $43,016,000, $33,610,000, $32,505,000, and $32,756,000, respectively.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
A loan is considered to be impaired, as defined by SFAS No. 114, Accounting by Creditors for impairment of a Loan, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of the three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at December 31, 2005 and June 30, 2005, 2004, and 2003 were $43,016,000, $33,610,000, $32,505,000, and $32,756,000, respectively. Average impaired loans during the six-month period ended December 31, 2005 and fiscal 2005, 2004, and 2003 were $40,261,000, $34,011,000, $32,361,000, and $23,749,000, respectively.
There were no commitments to lend additional funds to debtors on nonaccrual status.
(5)	Accrued Interest Receivable
Accrued interest receivable as of December 31, 2005 and June 30, 2005 and 2004 is presented in the following table:

	December 31,	June 30
	2005	2005	2004
Investment securities	$5,807	5,871	5,299
Mortgage-backed securities	1,997	2,218	2,676
Loans receivable	17,249	16,298	14,603

	$25,053	24,387	22,578

(6)	Allowance for Loan Losses
Changes in the allowance for losses on loans receivable for the six-month periods ended December 31, 2005 and 2004 and years ended June 30, 2005, 2004, and 2003 are presented in the following table:

	December 31,	December 31,	June 30
	2005	2004	2005	2004	2003
		(Unaudited)
Balance, beginning of fiscal year	$31,563	30,670	30,670	27,166	22,042
Provision	4,722	4,003	9,566	6,860	8,445
Charge-offs	(3,639)	(5,349)	(9,473)	(5,750)	(5,781)
Acquisitions	255	—	—	1,330	1,763
Recoveries	510	304	800	1,064	697

Balance, end of fiscal year	$33,411	29,628	31,563	30,670	27,166

While management uses available information to provide for losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
(7)	Federal Home Loan Bank Stock
The Company’s banking subsidiary is a member of the Federal Home Loan Bank system. As a member, Northwest maintains an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh, at cost, in an amount not less than 4.55% of borrowings outstanding plus 0.55% of unused FHLB borrowing capacity.
(8)	Premises and Equipment
Premises and equipment at December 31, 2005 and June 30, 2005 and 2004 are summarized by major classification in the following table:

	December 31,	June 30
	2005	2005	2004
Land and land improvements	$9,372	9,362	7,898
Office buildings and improvements	86,027	83,982	74,087
Furniture, fixtures, and equipment	63,796	60,688	51,956
Leasehold improvements	7,703	7,283	6,732

Total, at cost	166,898	161,315	140,673

Less accumulated depreciation and amortization	69,917	65,287	58,256

Premises and equipment, net	$96,981	96,028	82,417

Depreciation and amortization expense for the six-month periods ended December 31, 2005 and 2004 and the years ended June 30, 2005, 2004, and 2003 was $4,301,000, $3,218,000 (unaudited), $7,684,000, $6,877,000, and $6,042,000, respectively.
Premises used by certain of the Company’s branches and offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2021. Minimum annual rentals by fiscal year are summarized in the following table:

2006	$3,041
2007	2,531
2008	2,328
2009	2,138
2010	1,667
Thereafter	6,839

$18,544

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
Rental expense for the six-month periods ended December 31, 2005 and 2004 and the years ended June 30, 2005, 2004, and 2003 was $1,776,000, $1,581,000 (unaudited), $3,221,000, $3,204,000, and $2,698,000, respectively.
(9)	Goodwill and Other Intangible Assets
The following table provides information for intangible assets subject to amortization for the periods indicated:

	December 31,	June 30
	2005	2005	2004
Amortized intangible assets:
Core deposit intangibles — gross	$21,006	21,006	21,006
Acquisition of Equinox	1,489	—	—
Less accumulated amortization	(11,560)	(9,670)	(5,507)

Core deposit intangibles — net	$10,935	11,336	15,499

Customer contract intangible assets — gross	$831	831	831
Less accumulated amortization	(289)	(247)	(164)

Customer contract intangible assets — net	$542	584	667

Noncompete intangible assets — gross	$1,050	1,050	1,050
Less accumulated amortization	(1,050)	(1,050)	(787)

Noncompete intangible assets — net	$—	—	263

The following information shows the actual aggregate amortization expense for the current and prior fiscal years as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the fiscal year ended 6/30/03	$701
For the fiscal year ended 6/30/04	4,706
For the fiscal year ended 6/30/05	4,509
For the six-month period ended 12/31/04 (unaudited)	2,458
For the six-month period ended 12/31/05	1,932
For the fiscal year ended 12/31/06	3,611
For the fiscal year ended 12/31 /07	2,957
For the fiscal year ended 12/31/08	2,276
For the fiscal year ended 12/31/09	1,377
For the fiscal year ended 12/31/10	732
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The following table provides information for the changes in the carrying amount of goodwill:

	Community	Consumer
	banks	finance	Total
Balance at June 30, 2003	86,619	893	87,512
Goodwill acquired	62,051	419	62,470
Amortization	—	—	—
Impairment losses	(7,904)	—	(7,904)

Balance at June 30, 2004	140,766	1,312	142,078
Goodwill acquired	—	—	—
Amortization	—	—	—
Impairment losses	—	—	—

Balance at June 30, 2005	140,766	1,312	142,078
Goodwill acquired	8,407	—	8,407
Amortization	—	—	—
Impairment losses	—	—	—

Balance at December 31, 2005	$149,173	1,312	150,485

(10)	Deposits
Deposit balances at December 31, 2005 and June 30, 2005 and 2004 are shown in the table below:

	December 31,	June 30
	2005	2005	2004
Savings accounts	$935,564	1,049,606	1,076,999
Interest-bearing checking accounts	668,235	679,422	666,193
Noninterest-bearing checking accounts	289,427	264,746	218,928
Money market deposit accounts	596,352	631,685	897,325
Certificates of deposit	2,738,901	2,562,487	2,332,176

	$5,228,479	5,187,946	5,191,621

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $562,668,000 at December 31, 2005; $505,310,000 at June 30, 2005; and $479,186,000 at June 30, 2004. Generally, deposits in excess of $100,000 are not federally insured.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The following table summarizes the contractual maturity of the certificate accounts:

	December 31,	June 30
	2005	2005	2004
Due within 12 months	$1,506,235	1,160,817	1,189,234
Due between 12 and 24 months	764,783	646,865	547,293
Due between 24 and 36 months	301,377	541,818	329,049
Due between 36 and 48 months	71,767	103,872	142,048
Due between 48 and 60 months	65,803	52,150	85,656
After 60 months	28,936	56,965	38,896

	$2,738,901	2,562,487	2,332,176

The following table summarizes the interest expense incurred on the respective deposits:

	Six-month	Six-month
	period ended	period ended
	December 31,	December 31,	Years ended June 30
	2005	2004	2005	2004	2003
		(Unaudited)
Savings accounts	$7,035	7,325	15,037	13,923	17,849
Interest-bearing checking accounts	3,839	2,357	5,363	5,302	6,897
Money market deposit accounts	7,668	7,167	13,168	14,786	12,412
Certificate accounts	46,807	36,477	76,511	72,317	76,725

	$65,349	53,326	110,079	106,328	113,883

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(11)	Borrowed Funds
Borrowed funds at December 31, 2005 and June 30, 2005 and 2004 are presented in the following table:

	December 31,		June 30
	2005		2005		2004
		Average		Average		Average
	Amount	rate	Amount	rate	Amount	rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$—%	—	$—%	—	34,706%	6.15
Due between one and two years	35,000	3.62	—	—	—	—
Due between two and three years	109,369	5.03	43,396	3.98	—	—
Due between three and four years	35,675	4.66	101,058	5.00	43,546	3.97
Due between four and five years	36,627	4.37	37,406	4.72	101,076	5.00
Due between five and ten years	160,958	4.81	195,172	4.72	232,802	4.72
Due between ten and twenty years	—	—	814	3.00	851	3.00

	377,629		377,846		412,981

Revolving line of credit, Federal Home Loan Bank of Pittsburgh	—	—	—	—	—	—
Investor notes payable, due various dates through 2009	5,702	4.99	5,919	4.99	6,264	4.99
Securities sold under agreement to repurchase, due within one year	34,025	3.14	26,579	2.25	29,902	1.29

Total borrowed funds	$417,356		$410,344		$449,147

Borrowings from the Federal Home Loan Bank of Pittsburgh are secured by the Company’s investment securities, mortgage-backed securities, and qualifying residential first mortgage loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.
The revolving line of credit with the Federal Home Loan Bank of Pittsburgh carries a commitment of $175,000,000 maturing on December 7, 2006. The rate is adjusted daily by the Federal Home Loan Bank, and any borrowings on this line may be repaid at any time without penalty.
The securities sold under agreements to repurchase are collateralized by various securities held in safekeeping by the Federal Home Loan Bank of Pittsburgh. The market value of such securities exceeds the value of the securities sold under agreements to repurchase. The average amount of agreements outstanding in the six-month period ended December 31, 2005 and fiscal years 2005 and 2004 was $28,153,000, $26,889,000, and $29,364,000, respectively. The maximum amount of security repurchase agreements outstanding during the six-month period ended December 31, 2005 and fiscal years 2005 and 2004 was $34,025,000, $33,670,000, and $32,097,000, respectively.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(12)	Income Taxes
Total income tax was allocated for the six-month period ended December 31, 2005 and years ended June 30, 2005, 2004, and 2003 as follows:

	Six-month	Six-month
	period ended	period ended
	December 31,	December 31,	Years ended June 30
	2005	2004	2005	2004	2003
		(Unaudited)
Income before income taxes	$10,998	11,374	22,741	19,829	16,947
Shareholders’ equity for unrealized (loss)/gain on securities available-for-sale	(2,637)	5,106	3,525	(6,403)	1,962
Shareholders’ equity for tax benefit for excess of fair value above cost of stock option and recognition and retention plans	(691)	—	(218)	(816)	(205)

	$7,670	16,480	26,048	12,610	18,704

Income tax expense (benefit) applicable to income before taxes consists of:

		Six-month
	Six-month	period ended
	period ended	December 31,
	December 31,	2004	Years ended June 30
	2005	(Unaudited)	2005	2004	2003
Current	$7,896	10,602	12,276	17,512	15,045
Deferred	3,102	772	10,465	2,317	1,902

	$10,998	11,374	22,741	19,829	16,947

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
A reconciliation from the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income, is as follows:

	Six-month	Six-month
	period ended	period ended
	December 31,	December 31,	Years ended June 30
	2005	2004	2005	2004	2003
		(Unaudited)
Expected tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
Tax-exempt interest income	(5.8)	(6.1)	(5.9)	(6.5)	(5.4)
State income tax, net of federal benefit	2.5	3.5	3.0	3.0	2.5
Goodwill impairment	—	—	—	4.4	13.6
Bank-owned life insurance	(1.9)	(2.0)	(2.0)	(2.0)	(2.0)
Other	(2.2)	(0.7)	(1.1)	(2.1)	(4.3)

Effective tax rate	27.6%	29.7%	29.0%	31.8%	39.4%

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and June 30, 2005 and 2004 are presented below;

	December 31,	June 30
	2005	2005	2004
Deferred tax assets:
Deferred fee income	$449	485	609
Deferred compensation expense	1,497	2,191	2,671
Net operating loss carryforwards	2,721	4,669	7,449
Bad debts	10,550	10,113	9,319
Accrued postretirement benefit cost	394	372	367
Stock benefit plans	346	—	—

Marketable securities avail able-for-sale	207	—	709
Reserve for uncollected interest	393	333	866
Pension expense	459	218	—
Purchase accounting	—	—	449
Alternative minimum tax credit carryforward	1,950	1,950	8,055
Other	267	260	493

	19,233	20,591	30,987

Deferred tax liabilities:
Marketable securities available-for-sale	—	2,431	—
Pension expense	—	—	102
Purchase accounting	243	255	—
Intangible asset	8,711	8,417	7,649
Mortgage servicing rights	1,175	892	844
Fixed assets	2,913	2,005	1,222
Other	418	354	737

	13,460	14,354	10,554

Net deferred tax asset	$5,773	6,237	20,433

The Company has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through carryback to taxable income in prior years, future reversals of existing temporary differences, and through future taxable income. The Company will continue to review the criteria related to the recognition of deferred tax assets on a quarterly basis.
Under provisions of the Internal Revenue Code, Northwest has approximately $7,775,000 of federal net operating losses, which expire in years 2006 through 2024. These net operating losses were acquired as part of the First Carnegie and Bell Federal Savings and Loan acquisitions. In addition, the Company has approximately $1,950,000 of alternative minimum tax credit carryforwards, which can be carried forward indefinitely.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(13) Shareholders’ Equity
Retained earnings are partially restricted in connection with regulations related to the insurance of savings accounts, which requires Northwest to maintain certain statutory reserves. Northwest may not pay dividends on or repurchase any of their common stock if the effect thereof would reduce retained earnings below the level of adequate capitalization as defined by federal and state regulators,
In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code (the Code), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2005 include approximately $38,900,000 representing such bad debt deductions for which no deferred income taxes have been provided.
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

	Six-month	Six-month
	period ended	period ended
	December 31,	December 31,	Years ended June 30
	2005	2004	2005	2004	2003
		(Unaudited)
Net income available to common shareholders	$28,849	26,914	54,815	42,132	25,686

Weighted average common shares outstanding	50,850	49,115	49,901	47,817	47,626
Common stock equivalents due to effect of stock options	314	520	467	582	531

Total weighted average common shares and equivalents	51,164	49,635	50,368	48,399	48,157

Basic earnings per share	$0.57	0.55	1.10	0.88	0.54

Diluted earnings per share	$0.56	0.54	1.09	0.87	0.53

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(15) Employee Benefit Plans
     (a) Pension Plans
The Company maintains noncontributory defined benefit pension plans covering substantially all employees and the members of its board of directors. Retirement benefits are based on certain compensation levels, age, and length of service. Contributions are based on an actuarially determined amount to fund not only benefits attributed to service to date but also for those expected to be earned in the future. In addition, the Company has an unfunded Supplemental Executive Retirement Plan (SERP) to compensate those executive participants eligible for the Company’s defined benefit pension plan whose benefits are limited by Section 415 of the Internal Revenue Code,
The Company also sponsors a retirement savings plan in which substantially all employees participate. The Company provides a matching contribution of 50% of each employee’s contribution to a maximum of 6% of the employee’s compensation.
Total expense for all retirement plans, including defined benefit pension plans, was approximately $3,278,000, $5,801,000, $5,271,000, and $3,945,00, for the six-month period ended December 31, 2005 and the years ended June 30, 2005, 2004, and 2003, respectively.
     Net periodic pension cost for the Company’s defined benefit pension plans consists of the following:

	Six-month	Six-month
	period ended	period ended
	December 31,	December 31,	Years ended June 30
	2005	2004	2005	2004	2003
		(Unaudited)
Service cost	$2,256	1,876	3,753	3,324	2,526
Interest cost	1,735	1,552	3,104	2,656	2,207
Expected return ob plan assets	(1,663)	(1,404)	(2,810)	(2,208)	(1,910)
Net amortization and deferral	490	350	701	811	349

Net periodic pension cost	$2,818	2,374	4,748	4,583	3,172

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The following table sets forth, for the Company’s defined benefit pension plans, the plans’ funded status and amounts recognized in the Company’s consolidated statements of financial condition at December 31, 2005 and June 30, 2005 and 2004;

	December 31,	June 30
	2005	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of period	$61,701	50,928	43,628
Service cost	2,256	3,753	3,324
Interest cost	1,735	3,147	2,657
Actuarial (gain) loss	(2,972)	5,040	2,278
Benefits paid	(1,357)	(1,167)	(959)

Benefit obligation at end of period	$61,363	61,701	50,928

Change in plan assets:
Fair value of plan assets at beginning of period	$42,740	36,310	28,770
Actual return on plan assets	1,881	2,337	4,807
Employer contribution	2,192	5,260	3,692
Benefits paid	(1,357)	(1,167)	(959)

Fair value of plan assets at end of period	$45,456	42,740	36,310

Funded status	$(15,906)	(18,961)	(14,618)
Unrecognized transition asset	(77)	(97)	(137)
Unrecognized prior service cost	212	251	330
Unrecognized net actuarial loss	14,847	18,509	13,615
Adjustment to recognize minimum liability	(461)	(325)	(138)

Accrued benefit cost	$(1,385)	(623)	(948)

The Company uses the same discount rate and rate of increase in compensation levels to determine both the net pension cost and benefit obligation.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables arc in thousands)
The following table sets forth the assumptions used to develop the net pension cost and benefit obligation:

	Six-month
	period ended
	December 31,	Years ended June 30
	2005	2005	2004	2003
Discount rate	5.75%	5.75%	6.25%	6.25%
Expected long-term rate of return on assets	8.00	8.00	8.00	8.00
Rate of increase in compensation levels	4.00	4.00	4.00	4.00
The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category.
The accumulated benefit obligation for the funded defined benefit pension plan was $40,646,000, $40,198,000, and $32,086,000 at December 31, 2005 and June 30, 2005 and 2004, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $3,808,000, $4,569,000, and $2,172,000 at December 31, 2005 and June 30, 2005 and 2004, respectively.
The Company anticipates making contributions to its defined benefit pension plan of $3 million to $8 million during the fiscal year ending December 31, 2006.
The investment policy as established by the Plan Administrative Committee, to be followed by the Trustee, is to invest assets based on the target allocations shown in the table below. The assets are reallocated periodically by the Trustee based on the ranges set forth by the Plan Administrative Committee to meet the target allocations. The investment policy is reviewed periodically to determine if the policy should be changed. Pension assets are conservatively invested with the goal of providing market or better returns with below market risks. Assets are invested in a balanced portfolio composed primarily of equities, fixed income, and cash or cash equivalent investments. The Trustee tries to maintain an approximate asset mix position of 30-60% equities and 20-50% bonds.
A maximum of 10% may be invested in any one stock, including the stock of Northwest Bancorp, Inc. The objective of holding equity securities is to provide capital appreciation consistent with the ownership of the common stocks of medium to large companies. Acceptable bond investments are direct or agency obligations of the U.S. Government or investment grade corporate bonds. The average maturity of the bond portfolio shall not exceed 10 years.
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	December 31,	June 30
Asset category	allocation	2005	2005	2004
Debt securities	20-50%	28%	25%	29%
Equity securities Real estate	30-60	60	56	58
Other	5-50	12	19	13

Total		100%	100%	100%

The benefits expected to be paid in each year from 2006 — 2010 are $1,180,000, $1,191,000, $1,296,000, $1,382,000, and $1,623,000, respectively. The aggregate benefits expected to be paid in the five years from 2011 — 2015 are $11,832,000. The expected benefits to be paid arc based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2005 and include estimated future employee service.
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
Net periodic cost for the Company’s postretirement healthcare benefits consist of the following:

	Six-month	Six-month
	period ended	period ended
	December 31,	December 31,	Years ended June 30
	2005	2004	2005	2004	2003
		(Unaudited)
Service cost	$—	—	—	—	2
Interest cost	46	50	98	91	64
Recognized actuarial gain	17	14	29	22	2

Net periodic (benefit) cost	$63	64	127	113	68

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The following table sets forth the funded status of the Company’s postretirement healthcare benefit plan and the amounts recognized in the Company’s consolidated statements of financial condition at December 31, 2005 and June 30, 2005 and 2004:

	December 31,	June 30
	2005	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$1,675	1,631	1,507
Service cost	—	—	—
Interest cost	46	99	91
Actuarial (gain) loss	(15)	95	131
Benefits paid	(64)	(150)	(98)

Benefit obligation at end of year	1,642	1,675	1,631

Fair value of plan assets at end of year	—	—	—

Funded status	(1,642)	(1,675)	(1,631)

Unrecognized net actuarial loss	580	612	547

Accrued benefit cost	$(1,062)	(1,063)	(1,084)

The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

	Six-month
	period ended
	December 31,	Years ended June 30
	2005	2005	2004	2003
Discount rate	5.75%	5.75%	6.25%	6.25%

Monthly cost of healthcare insurance per beneficiary	$233	229	222	199

Annual rate of increase in healthcare costs	4.00%	4.00%	4.00%	4.00%
If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the service and interest cost components of net periodic postretirement healthcare benefit cost would increase by $7,000, in the aggregate, and the accumulated postretirement benefit obligation for healthcare benefits would increase by $114,000.

(c)	Employee Stock Ownership Plan

The Company had continued its previously leveraged employee stock ownership plan (ESOP) for employees who have attained age 21 and who have completed a 12-month period of employment with the Company during which they worked at least 1,000 hours. The Company now makes annual

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
contributions to the ESOP at the board’s discretion. Company shares are then purchased periodically in the open market and allocated to employee accounts based on each employee’s relative portion of the Company’s total eligible compensation recorded during the year.

ESOP compensation expense was $0, $600,000 (unaudited), $1,100,000, $871,000, and $1,123,000 for the six-month periods ended December 31, 2005 and 2004 and the fiscal years ended June 30, 2005, 2004, and 2003, respectively.

(d)	Recognition and Retention Plan

On November 17, 2004, the Company established a Recognition and Retention Plan for Employees and Outside Directors (RRP). The objective of the RRP was to enable the Company to provide directors, officers, and employees with a proprietary interest in the Company. The number of common shares authorized and granted under the RRP was 290,220 and 278,231, none of which have vested as of December 31, 2005 (total market value of $5,959,000 at issuance date), respectively. The shares were granted on March 16, 2005 with a weighted average grant date fair value per share of $21.42. Total common shares forfeited were 2,935, all of which were forfeited during the six-month period ended December 31, 2005. Shares of common stock granted pursuant to the RRP were in the form of restricted stock and generally vest over a five-year period at the rate of 20% per year, commencing one year after the award date. Once shares have vested, they are no longer restricted. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant, will be recognized pro rata over the five years during which the shares are payable. While restricted, the recipients are entitled to all voting and other shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust.

(e)	Stock Option Plans

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

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
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

On November 17, 2004, the Company adopted the 2004 Stock Option Plan. This Plan authorizes the grant of stock options and limited stock rights for 725,552 shares of the Company’s common stock. On January 19, 2005, the Company granted 70,000 nonstatutory stock options to its outside directors and 154,546 incentive stock options to employees at an exercise price of $22.93 per share. These options are exercisable for a period of ten years from the grant date with each recipient vesting at the rate of 20% per year commencing one year from the grant date.

The following table summarizes the activity in the Company’s Option Plans during the periods ended December 31, 2005 and June 30, 2005, 2004, and 2003:

	December 31,		June 30
	2005		2005		2004		2003
		Weighted		Weighted		Weighted		Weighted
		average		average		average		average
		exercise		exercise		exercise		exercise
	Number	price	Number	price	Number	price	Number	price
Balance at beginning of year	1,303,806	$15.13	1,061,884	$9.66	1,182,656	$7.74	1,177,880	$6.74
Granted	—	—	445,326	24.20 (a)	182,000	16.59 (a)	162,940	13.30 (a)
Exercised
Forfeited	(282,461)	6.34 (b)	(199,456)	6.30 (b)	(301,314)	6.30 (b)	(156,792)	5.94 (b)
	(2,156)	18.73	(3,948)	15.16	(1,458)	13.23	(1,372)	7.82

Balance at end of year	1,019,189	17.55	1,303,806	15.13	1,061,884	9.66	1,182,656	7.74

Exercisable at end of year	559,180	13.90	694,821	10.19	729,068	7.78	902,983	6.64

(a)	Weighted average fair value of options at grant date: $6.98, $4.03, and $3.76, respectively.

(b)	The total intrinsic value of options exercised was $4,400,000, $3,300,000, $4,900,000, and $1,400,000, respectively.

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2005 is $3,800,000 and $4,100,000, respectively. The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants:

	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise
	Price	Price	Price	Price	Price	Price	Price	Price	Price	Total
	$5.625	$6.875	$7.812	$9.780	$9.875	$13.302	$16.59	$22.93	$25.49	$17.55
Options outstanding:
Number of options	16,150	7,500	30,300	191,237	14,486	145,580	170,216	224,092	219,628	1,019,189

Weighted average remaining contract life (years)	0.25	4.00	3.75	5.75	3.00	6.50	7.50	9.25	9.00	7.42

Options exercisable:
Number of options	16,150	7,500	30,300	191,237	14,486	113,410	98,246	—	87,851	559,180

Weighted average remaining term -vested (years)	0.25	4.00	3.75	5.75	3.00	6.50	7.50	9.25	9.00	6.16
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
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
The following table sets forth the carrying amount and estimated fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of December 31, 2005 and June 30, 2005 and 2004:

	December 31,		June 30
	2005		2005		2004
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value	amount	fair value
Financial assets:
Cash and equivalents	$152,092	152,092	135,888	135,888	391,723	391,723
Securities available-for-sale	613,836	613,836	675,183	675,183	855,679	855,679
Securities held-to-maturity	634,258	636,507	702,979	709,468	601,542	601,738
Loans receivable, net	4,622,269	4,625,850	4,376,884	4,523,332	4,053,941	4,170,724
Accrued interest receivable	25,053	25,053	24,387	24,387	22,578	22,578
FHLB stock	33,130	33,130	33,055	33,055	38,884	38,884

Total financial assets	$6,080,638	6,086,468	5,948,376	6,101,313	5,964,347	6,081,326

Financial liabilities:
Savings and checking accounts	$2,489,578	2,489,578	2,625,459	2,625,459	2,859,445	2,859,445
Time deposits	2,738,901	2,752,580	2,562,487	2,590,090	2,332,176	2,367,329
Borrowed funds	417,356	414,545	410,344	410,509	449,147	452,691
Trust-preferred securities	205,156	207,138	102,062	104,493	102,062	102,959
Accrued interest payable	4,387	4,387	4,020	4,020	4,280	4,280

Total financial liabilities	$5,855,378	5,868,228	5,704,372	5,734,571	5,747,110	5,786,704

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2005 and June 30, 2005 and 2004.

Marketable Securities

Estimated market values are based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Refer to note 3 of the consolidated financial statements for the detail of the type of investment securities.

Loans Receivable

Loans with comparable characteristics including collateral and repricing structures were segregated for valuation purposes. Each loan pool was separately valued utilizing a discounted cash flow analysis. Projected monthly cash flows were discounted to present value using a market rate for comparable loans. Characteristics of comparable loans included remaining term, coupon interest, and estimated prepayment speeds. Delinquent loans were evaluated separately, given the impact delinquency has on the projected future cash flow of the loan and the approximate discount or market rate.

Deposit Liabilities

SFAS 107 defines the estimated fair value of deposits with no stated maturity, which includes demand deposits, money market, and other savings accounts, to be the amount payable on demand. Although

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2005 and June 30, 2005 and 2004, there was no significant unrealized appreciation or depreciation on these financial instruments.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company’s banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). At December 31, 2005 and June 30, 2005 and 2004, the Company’s banking subsidiary exceeds all capital adequacy requirements to which they are subject. At December 31, 2005, the maximum amount

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
available for dividend payments by Northwest to the Company, while maintaining its “well capitalized” status, is approximately $196.0 million.

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

The actual, required, and well capitalized levels as of December 31, 2005 and June 30, 2005 and 2004 are as follows (in thousands):

	December 31, 2005
			Minimum capital		Well capitalized
	Actual		requirements		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets):
Northwest Savings Bank	$562,559	15.34%	$293,334	8.00%	$366,667	10.00%

Tier I capital (to risk weighted assets):
Northwest Savings Bank	526,976	14.37	146,667	4.00	220,000	6.00

Tier I capital (leverage) (to average assets):
Northwest Savings Bank	526,976	8.39	188,438	3.00	314,063	5.00

	June 30, 2005
			Minimum capital			Well capitalized
	Actual		requirements			requirements
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total capital (to risk weighted assets):
Northwest Savings Bank	$542,739	15.53%	$279,538	8.00%		$349,423	10.00%

Tier I capital (to risk weighted assets):
Northwest Savings Bank	508,629	14.56	139,769	4.00		209,654	6.00

Tier I capital (leverage) (to average assets):
Northwest Savings Bank	508,629	8.36	182,503	3.00	*	304,171	5.00

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)

	June 30, 2004
			Minimum capital			Well capitalized
	Actual		requirements			requirements
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total capital (to risk weighted assets):
Northwest Savings Bank	$430,831	15.02%	$229,505	8.00%		$286,881	10.00%

Tier I capital (to risk weighted assets):
Northwest Savings Bank	402,290	14.02	114,752	4.00		172,129	6.00

Tier I capital (leverage) (to average assets):
Northwest Savings Bank	402,290	7.56	159,709	3.00	*	266,182	5.00

*	The FDIC has indicated that the most highly rated institutions, which meet certain criteria, will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of December 31, 2005, the Company had not been advised of any additional requirements in this regard.
(18)	Contingent Liabilities

The Company and its subsidiaries are subject to a number of asserted and unasserted claims encountered in the normal course of business. Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on the Company’s financial statements.

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(19)	Components of Comprehensive Income

For the six-month periods ended December 31, 2005 and 2004 and the years ended June 30, 2005, 2004, and 2003:

	December 31,	December 31,	June 30
	2005	2004	2005	2004	2003
		(unaudited)
Unrealized (loss) gain on marketable securities available-for-sale	$(7,535)	14,588	10,072	(15,526)	2,568
Tax benefit (expense)	2,637	(5,106)	(3,789)	5,434	(899)
Reclassification adjustment for losses (gains) included in net income, net of tax of $0, $0, $(142), $970, and $245, respectively	—	—	264	(1,800)	(455)

Net unrealized (loss) gain	$(4,898)	9,482	6,547	(11,892)	1,214

(20)	Northwest Bancorp, Inc. (Parent Company Only)
Statements of Financial Condition

	December 31,	June 30
	2005	2005	2004
Assets

Cash and cash equivalents	$91,713	10,092	10,542
Marketable securities available-for-sale	102	104	1,116
Investment in bank subsidiaries	689,002	667,373	610,241
Loan receivable — Northwest Bancorp, MHC	—	—	22,000
Goodwill	—	—	2,138
Other assets	10,268	6,907	7,006

Total assets	$791,085	684,476	653,043

Liabilities and Shareholders’ Equity

Liabilities:
Debentures payable	$205,156	102,062	102,062
Other liabilities	271	224	509

Total liabilities	205,427	102,286	102,571

Shareholders’ equity	585,658	582,190	550,472

Total liabilities and shareholders’ equity	$791,085	684,476	653,043

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
Statements of Income

	Six-month	Six-month
	period ended	period ended
	December 31,	December 31,	Years ended June 30
	2005	2004	2005	2004	2003
		(unaudited)
Income:
Interest income	$259	571	823	1,366	2,042
Dividends from bank subsidiary	19,000	8,000	16,000	—	—
Undistributed earnings from equity investment in bank subsidiaries	12,890	22,023	44,449	47,103	29,773
Gain on sale of marketable securities available-for-sale	—	—	—	69	—
Other income	—	—	3	2	9

Total income	32,149	30,594	61,275	48,540	31,824

Expense:
Compensation and benefits	160	684	804	318	272
Amortization of intangible assets	—	262	262	788	—
Other expense	155	189	364	292	319
Interest expense	4,622	3,964	8,079	7,714	7,845

Total expense	4,937	5,099	9,509	9,112	8,436

Net income before taxes	27,212	25,495	51,766	39,428	23,388

Federal and state income taxes	(1,637)	(1,419)	(3,049)	(2,704)	(2,298)

Net income	$28,849	26,914	54,815	42,132	25,686

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
Statements of Cash Flows

	Six-month	Six-month
	period ended	period ended
	December 31,	December 31,	Years ended June 30
	2005	2004	2005	2004	2003
		(unaudited)
Operating activities:
Net income	$28,849	26,914	54,815	42,132	25,686
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Undistributed earnings of subsidiaries	(12,890)	(22,023)	(44,449)	(47,103)	(29,773)
Depreciation and amortization	—	262	262	788	—
Noncash compensation expense related to stock benefit plans	1,085	528	1,512	534	393
Gain on sale of marketable securities available-for-sale	—	—	—	(69)	—
Net change in other assets and liabilities	(5,756)	292	(1,216)	502	(1,538)

Net cash (used in) provided by operating activities	11,288	5,973	10,924	(3,216)	(5,232)

Investing activities:
Additional investment in subsidiaries	—	—	—	(1,000)	(3,000)
Loan to Northwest Bancorp, MHC	—	—	10,000	(10,000)	(12,000)
Proceeds from sale or maturity of marketable securities available-for-sale	—	—	1,000	1,169	1,932
Acquisitions, net of cash received	(11,193)	—	(3,000)	(122,673)	—

Net cash (used in) provided by investing activities	(11,193)	—	8,000	(132,504)	(13,068)

Financing activities:
Cash dividends paid	(6,119)	(11,677)	(20,171)	(9,963)	(3,923)
Treasury stock repurchases	(17,183)	—	—	—	—
Proceeds from stock offering, net of issuance costs	—	—	—	112,804	—
Proceeds from trust preferred stock offering	103,094	—	—	—	—
Proceeds from options exercised	1,734	402	797	1,031	742

Net cash provided (used) by financing activities	81,526	(11,275)	(19,374)	103,872	(3,181)

Net increase (decrease) in cash and cash equivalents	$81,621	(5,302)	(450)	(31,848)	(21,481)

Cash and cash equivalents at beginning of year	$10,092	10,542	10,542	42,390	63,871
Net increase (decrease) in cash and cash equivalents	81,621	(5,302)	(450)	(31,848)	(21,481)

Cash and cash equivalents at end of year	$91,713	5,240	10,092	10,542	42,390

(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(21)	Business Segments

The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banking segment includes the savings bank subsidiary of the Company, Northwest Savings Bank, as well as the subsidiaries of the savings bank that provide similar products and services. The savings bank is a community-oriented institution that offers a full array of traditional deposit and loan products, including mortgage, consumer, and commercial loans as well as trust, investment management, actuarial and benefit plan administration, and brokerage services typically offered by a full service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest Savings Bank, which operates fifty offices in Pennsylvania and New York. This subsidiary compliments the services of the bank by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Allegheny Services, Inc. Net income is primarily used by management to measure segment performance. The following tables provide financial information for these segments. The All Other column represents the parent company, other nonbank subsidiaries, and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

At or for the six-month period	Community	Consumer	All
ended December 31, 2005	banks	finance	other*	Consolidated
External interest income	$161,747	8,700	2	170,449
Intersegment interest income	3,446	—	(3,446)	—
Interest expense	74,766	3,591	1,057	79,414
Provision for loan losses	3,250	1,472	—	4,722
Noninterest income	18,416	1,296	139	19,851
Noninterest expense	62,199	3,803	315	66,317
Income tax expense (benefit)	12,294	341	(1,637)	10,998
Net income	31,100	789	(3,040)	28,849
Total assets	6,439,163	126,070	(87,926)	6,477,307
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)

At or for the six-month period
ended December 31, 2004	Community	Consumer	All
(Unaudited)	banks	finance	other*	Consolidated
External interest income	$148,554	8,646	401	157,601
Intersegment interest income	2,502	—	(2,502)	—
Interest expense	63,316	2,657	1,409	67,382
Provision for loan losses	2,610	1,393	—	4,003
Noninterest income	13,853	1,139	119	15,111
Noninterest expense	58,656	3,775	608	63,039
Income tax expense (benefit)	11,968	815	(1,409)	11,374
Net income	28,359	1,145	(2,590)	26,914
Total assets	6,285,780	124,432	(77,040)	6,333,172

At or for the fiscal year ended	Community	Consumer	All
June 30, 2005	banks	finance	other*	Consolidated
External interest income	$304,144	17,203	477	321,824
Intersegment interest income	5,449	—	(5,449)	—
Interest expense	129,767	5,757	2,523	138,047
Provision for loan losses	6,980	2,586	—	9,566
Noninterest income	29,374	2,388	242	32,004
Noninterest expense	119,405	7,824	1,430	128,659
Income tax expense (benefit)	24,367	1,423	(3,049)	22,741
Net income	58,448	2,001	(5,634)	54,815
Total assets	6,295,545	123,363	(88,426)	6,330,482
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)

At or for the fiscal year ended	Community	Consumer	All
June 30, 2004	banks	finance	other*	Consolidated
External interest income	$282,072	17,483	675	300,230
Intersegment interest income	4,507	—	(4,507)	—
Interest expense	126,960	4,819	2,687	134,466
Provision for loan losses	4,138	2,722	—	6,860
Noninterest income	30,352	1,269	241	31,862
Noninterest expense	119,489	7,919	1,397	128,805
Income tax expense (benefit)	21,166	1,367	(2,704)	19,829
Net income	45,178	1,925	(4,971)	42,132
Total assets	6,188,002	123,153	32,093	6,343,248

At or for the fiscal year ended	Community	Consumer	All
June 30, 2003	banks	finance	other*	Consolidated
External interest income	$264,235	17,858	431	282,524
Intersegment interest income	5,278	—	(5,278)	—
Interest expense	135,362	5,705	947	142,014
Provision for loan losses	5,874	2,571	—	8,445
Noninterest income	25,918	1,110	—	27,028
Noninterest expense	108,299	7,570	591	116,460
Income tax expense (benefit)	17,949	1,296	(2,298)	16,947
Net income	27,947	1,826	(4,087)	25,686
Total assets	5,537,746	123,747	20,202	5,681,695

*	Eliminations consist of intercompany interest income and interest expense.
(22)	Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Deferrable Interest Debentures (Trust-Preferred Securities)

The Company has four Delaware statutory business trusts: Northwest Capital Trust I, Northwest Bancorp Statutory Trust I, Northwest Bancorp Statutory Trust III, and Northwest Bancorp Statutory Trust IV (the Trusts). These trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed. Northwest Capital Trust I issued 2,760,000 of 8.75% Cumulative Trust Preferred Securities through a public offering on November 30, 2001 (liquidation value of $25 per
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
preferred security or $69,000,000) with a stated maturity of December 31, 2031. The securities trade on the Nasdaq Stock Market under the symbol NWSBP. Northwest Bancorp Statutory Trust I issued 30,000 Cumulative Trust Preferred Securities in a private transaction to a pooled investment vehicle on December 18, 2001 (liquidation value of $1,000 per preferred security or $30,000,000) with a stated maturity of December 23, 2031 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 3.60%. Northwest Bancorp Statutory Trust III issued 50,000 Cumulative Trust Preferred Securities in a private transaction to a pooled investment vehicle on December 5, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. Northwest Bancorp Statutory Trust IV issued 50,000 cumulative Trust Preferred Securities in a private transaction to a pooled investment vehicle on December 15, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%.
The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities. Northwest Capital Trust I holds $71,134,025 of the Company’s 8.75% junior subordinated debentures, due December 31, 2031. Northwest Bancorp Statutory Trust I holds $30,928,000 of the Company’s junior subordinated debentures due December 23, 2031 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 3.60%. The rate in effect at December 31, 2005 was 8.10%, Northwest Bancorp Statutory Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2005 was 5.91%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2005 was 5.87%. These subordinated debentures are the sole assets of the Trusts.
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
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
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
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)
(23)	Selected Quarterly Financial Data (Unaudited)

	Three months ended
	September 30	December 31
	(In thousands, except per share data)
Six-month period ended December 31, 2005:
Interest income	$83,737	86,712
Interest expense	38,389	41,025

Net interest income	45,348	45,687
Provision for loan losses	2,411	2,311
Noninterest income	9,665	10,186
Noninterest expenses	32,455	33,862

Income before income taxes	20,147	19,700
Income taxes	6,126	4,872

Net income	$14,021	14,828

Basic earnings per share	$0.28	0.29
Diluted earnings per share	0.27	0.29

	Three months ended
	September 30	December 31	March 31	June 30
	(In thousands, except per share data)
Fiscal 2005:
Interest income	$78,133	79,468	81,752	82,471
Interest expense	33,300	34,082	34,429	36,236

Net interest income	44,833	45,386	47,323	46,235
Provision for loan losses	1,839	2,164	2,906	2,657
Noninterest income	7,610	7,501	8,558	8,335
Noninterest expenses	30,435	32,604	32,969	32,651

Income before income taxes	20,169	18,119	20,006	19,262
Income taxes	5,994	5,380	5,972	5,395

Net income	$14,175	12,739	14,034	13,867

Basic earnings per share	$0.29	0.26	0.28	0.27
Diluted earnings per share	$0.29	0.25	0.28	0.27
(Continued)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004, and 2003
(All dollar amounts presented in tables are in thousands)

	Three months ended
	September 30	December 31	March 31	June 30
	(In thousands, except per share data)
Fiscal 2004:
Interest income	$71,118	76,786	76,685	75,641
Interest expense	35,355	33,984	32,502	32,625

Net interest income	35,763	42,802	44,183	43,016
Provision for loan losses	1,745	1,733	1,659	1,723
Noninterest income	9,954	7,484	8,291	6,133
Noninterest expenses	25,878	30,782	30,894	41,251

Income before income taxes	18,094	17,771	19,921	6,175
Income taxes	5,469	5,124	5,828	3,408

Net income	$12,625	12,647	14,093	2,767
Basic earnings per share	$0.26	0.26	0.29	0.06
Diluted earnings per share	$0.26	0.26	0.29	0.06
(24)	Subsequent Event

On February 15, 2006, the Company sold approximately $365.0 million of one-to-four family first mortgage loans. The loans had an average interest rate of 5.75% and an average remaining term of 27 years. The Company recorded an after-tax gain of less than $50,000 related to this loan sale. The Company recorded a mortgage servicing asset of approximately $4.2 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not Applicable
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this transition report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this transition report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There were no significant changes made in our internal controls during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s Report On Internal Control Over Financial Reporting — filed herewith under Part II, hem 8, “Financial Statements and Supplementary Data.”
ITEM 9B. OTHER INFORMATION
     Not Applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The “Proposal I—Election of Directors” section of the Company’s 2006 Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The “Proposal I—Election of Directors” section of the Company’s 2006 Proxy Statement is incorporated herein by reference.
     The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

     Set forth below is certain information as of December 31, 2005 regarding equity compensation plans that have been approved by stockholders.

	Number of securities to be issued		Number of securities
Equity compensation plans	upon exercise of outstanding	Weighted average	remaining available for
approved by stockholders	options and rights	exercise price	issuance under plan
1995 Stock Option Plan	68,436	$7.63	-0-
2000 Stock Option Plan	726,661	$16.83	-0-
2004 Stock Option Plan	224,092	$22.93	501,006
Total	1,019,189	$17.55	501,006
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The “Transactions with Certain Related Persons” section of the Company’s 2006 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The “Proposal 11 — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2006 Proxy Statement is incorporated herein by reference.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(l) Financial Statements
     The following documents are filed as part of this Form 10-K.
(A)	Management’s Report on Internal Control Over Financial Reporting

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Report of Independent Registered Public Accounting Firm

(D)	Consolidated Statements of Financial Condition — at December 31, 2005, June 30, 2005 and 2004

(E)	Consolidated Statements of Income — Six months ended December 31, 2005 and 2004 (unaudited) and years ended June 30, 2005, 2004 and 2003

(F)	Consolidated Statements of Changes in Shareholders’ Equity — Six months ended December 31, 2005 and 2004 (unaudited) and years ended June 30, 2005, 2004 and 2003

(G)	Consolidated Statements of Cash Flows — Six months ended December 31, 2005 and 2004 (unaudited) and years ended June 30, 2005, 2004 and 2003

(H)	Notes to Consolidated Financial Statements.
(a)(2) Financial Statement Schedules
 None.
(a)(3) Exhibits

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3	Articles of Incorporation and Bylaws	***

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto

4	Instruments defining the rights of security holders, including indentures	*

9	Voting trust agreement	None

10.1	Restated Deferred Compensation Plan for Directors	*

10.2	Retirement Plan for Outside Directors	*

10.3	Northwest Savings Bank Nonqualified Supplemental Retirement Plan	*

10.4	Employee Stock Ownership Plan	*

10.5	Employee Severance Compensation Plan	*

10.6	Employment Agreement for William J. Wagner	**

10.7	Form of Senior Vice President Employment Agreement	**

10.8	Northwest Bancorp, Inc. 2004 Stock Option Plan	****

10.9	Northwest Bancorp, Inc. 2004 Recognition and Retention Plan	****

11	Statement re: computation of per share earnings	None

12	Statement re: computation or ratios	Not required

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of Registrant	**

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of experts and counsel	23

24	Power of Attorney	Not Required

28	Information from reports furnished to State insurance regulatory authorities	None

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-31687), originally filed with the SEC on July 21, 1997, as amended on October 9, 1997 and November 4, 1997.

**	This document has been filed with the Securities and Exchange Commission on September 30, 2002.

***	Incorporated by reference to the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on November 21, 2000.

****	Incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on October 6, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORP, INC.

Date:	March 15, 2006	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)
     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William J. Wagner		By:	/s/ William W. Harvey, Jr.

	William J. Wagner, Chairman, President, Chief Executive Officer and Director			William W. Harvey, Jr., Senior Vice President, Finance (Principal Financial and Accounting Officer)

	Date:	March 15, 2006		Date:	March 15, 2006

By:	/s/ John M. Bauer		By:	/s/ Richard L. Carr

	John M. Bauer, Director			Richard L. Carr, Director

	Date:	March 15, 2006		Date:	March 15, 2006

By:	/s/ Richard E. McDowell		By:	/s/ Thomas K. Creal

	Richard E. McDowell, Director			Thomas K. Creal, III, Director

	Date:	March 15, 2006		Date:	March 15, 2006

By:	/s/ Joseph F. Long		By:	/s/ A. Paul King

	Joseph F. Long, Director			A. Paul King, Director

	Date:	March 15, 2006		Date:	March 15, 2006

By:	/s/ Robert G. Ferrier

Robert G. Ferrier, Director

	Date:	March 15, 2006