Form 10-Q
period 2006-03-31
NORTHWEST BANCORP INC
filed 2006-05-09
CIK 1042064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐.
     Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
     Common Stock ($.10 par value) 50,083,526 shares outstanding as of April 30, 2006

NORTHWEST BANCORP, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$182,058	$83,685
Interest-earning deposits in other financial institutions	211,444	67,243
Federal funds sold and other short-term investments	389	1,164
Marketable securities available-for-sale (amortized cost of $762,729 and $616,792)	753,338	613,836
Marketable securities held-to-maturity (market value of $741,474 and $636,507)	741,228	634,258

Total cash and investments	1,888,457	1,400,186

Loans held for sale	17,902	2,272

Mortgage loans — one- to four- family	2,393,533	2,764,833
Commercial real estate loans	593,834	577,130
Consumer loans	1,045,954	1,160,930
Commercial business loans	162,360	150,515

Total loans receivable	4,213,583	4,655,680
Allowance for loan losses	(34,011)	(33,411)

Loans receivable, net	4,179,572	4,622,269

Accrued interest receivable	26,289	25,053
Federal Home Loan Bank stock, at cost	32,792	33,130
Real estate owned, net	4,790	4,872
Premises and equipment, net	97,791	96,981
Bank owned life insurance	107,810	106,737
Goodwill	150,497	150,485
Mortgage servicing rights	7,600	3,357
Other intangible assets	10,533	11,477
Other assets	22,245	22,760

Total assets	$6,528,376	$6,477,307

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$290,484	$289,427
Interest-bearing demand deposits	673,118	668,235
Savings deposits	1,490,402	1,531,916
Time deposits	2,809,725	2,738,901

Total deposits	5,263,729	5,228,479

Borrowed funds	424,767	417,356
Advances by borrowers for taxes and insurance	25,627	24,742
Accrued interest payable	4,682	4,387
Other liabilities	15,186	11,529
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	205,156	205,156

Total liabilities	5,939,147	5,891,649

Shareholders’ Equity:
Preferred stock, $0.10 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.10 par value: 500,000,000 shares authorized, 51,099,706 and 51,076,836 issued, respectively	5,110	5,108
Paid-in capital	209,030	208,132
Retained earnings	402,633	389,985
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale, net of income taxes	(4,733)	(384)
Treasury stock, at cost, 1,016,400 and 766,400 shares, respectively	(22,811)	(17,183)

	589,229	585,658

Total liabilities and shareholders’ equity	$6,528,376	$6,477,307

See accompanying notes to consolidated financial statements — unaudited

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2006	2005

Interest income:
Loans receivable	$71,226	$65,801
Mortgage-backed securities	6,605	6,669
Taxable investment securities	6,696	5,388
Tax-free investment securities	3,022	3,057
Interest-earning deposits	1,853	837

Total interest income	89,402	81,752

Interest expense:
Deposits	35,088	27,462
Borrowed funds	8,454	6,967

Total interest expense	43,542	34,429

Net interest income	45,860	47,323
Provision for loan losses	2,099	2,906

Net interest income after provision for loan losses	43,761	44,417

Noninterest income:
Service charges and fees	6,072	4,011
Trust and other financial services income	1,291	1,107
Insurance commission income	578	604
Gain on sale of marketable securities, net	—	381
Gain (loss) on sale of loans, net	4,110	(76)
Gain on sale of real estate owned, net	89	794
Income from bank owned life insurance	1,070	1,083
Other operating income	755	654

Total noninterest income	13,965	8,558

Noninterest expense:
Compensation and employee benefits	19,647	18,221
Premises and occupancy costs	5,180	4,720
Office operations	3,245	2,716
Processing expenses	2,924	2,649
Advertising	625	1,359
Amortization of intangible assets	944	1,028
Other expenses	2,638	2,276

Total noninterest expense	35,203	32,969

Income before income taxes	22,523	20,006

Federal and state income taxes	6,711	5,972

Net income	$15,812	$14,034

Basic earnings per share	$0.32	$0.28

Diluted earnings per share	$0.32	$0.28

See accompanying notes to consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)
Three months ended March 31, 2005

					Accum.
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at December 31, 2004	50,485,654	$5,049	202,788	348,827	7,449	—	$564,113

Comprehensive income:
Net income	—	—	—	14,034	—	—	14,034
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	(4,835)	—	(4,835)

Total comprehensive income	—	—	—	14,034	(4,835)	—	9,199

Exercise of stock options	60,532	6	278	—	—	—	284

Stock-based compensation expense, net of RRP shares issued	278,231	27	327	—	—	—	354

Dividends paid ($0.14 per share)	—	—	—	(6,059)	—	—	(6,059)

Ending balance at March 31, 2005	50,824,417	$5,082	203,393	356,802	2,614	—	$567,891

Three months ended March 31, 2006

					Accum.
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at December 31, 2005	50,310,436	$5,108	208,132	389,985	(384)	(17,183)	$585,658

Comprehensive income:
Net income	—	—	—	15,812	—	—	15,812
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	(4,349)	—	(4,349)

Total comprehensive income	—	—	—	15,812	(4,349)	—	11,463

Exercise of stock options	22,870	2	171	—	—	—	173

Stock-based compensation expense	—	—	727	—	—	—	727

Purchase of treasury stock	(250,000)	—	—	—	—	(5,628)	(5,628)

Dividends paid ($0.16 per share)	—	—	—	(3,164)	—	—	(3,164)

Ending balance at March 31, 2006	50,083,306	$5,110	209,030	402,633	(4,733)	(22,811)	$589,229

See accompanying notes to consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2006	2005

OPERATING ACTIVITIES:
Net Income	$15,812	$14,034
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,099	2,906
Net gain on sale of assets	(4,199)	(1,099)
Net depreciation, amortization and accretion	1,819	2,403
(Increase)/ decrease in other assets	451	(1,262)
Increase in other liabilities	3,952	7,827
Origination of loans held for sale	(22,606)	(17,848)
Proceeds from sale of loans held for sale	22,456	17,772
Net amortization of premium on marketable securities	156	649
Noncash compensation expense related to stock benefit plans	727	365

Net cash provided by operating activities	20,667	25,747

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	(142,444)	—
Purchase of marketable securities available-for-sale	(166,241)	(48,441)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	35,192	43,198
Proceeds from maturities and principal reductions of marketable securities available-for-sale	20,430	49,717
Proceeds from sales of marketable securities, available-for-sale	—	9,943
Loan originations	(302,400)	(320,123)
Proceeds from loan maturities and principal reductions	267,763	262,423
Proceeds from sale of portfolio loans	475,045	—
Redemption of FHLB stock	338	3,607
Proceeds from sale of real estate owned	1,534	2,797
Net purchase of real estate owned for investment	(171)	(165)
Purchase of premises and equipment	(2,974)	(3,698)

Net cash provided/ (used) by investing activities	186,072	(742)

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three months ended
	March 31,
	2006	2005

FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	35,250	(1,080)
Repayments of long-term borrowings	(15)	(5,014)
Net increase in short-term borrowings	7,559	1,090
Increase in advances by borrowers for taxes and insurance	885	1,456
Cash dividends paid	(3,164)	(6,059)
Proceeds from stock options exercised	173	284
Purchase of treasury stock	(5,628)	—

Net cash provided (used) by financing activities	35,060	(9,323)

Net increase in cash and cash equivalents	$241,799	$15,682

Cash and cash equivalents at beginning of period	$152,092	$184,105
Net increase in cash and cash equivalents	241,799	15,682

Cash and cash equivalents at end of period	$393,891	$199,787

Cash and cash equivalents:
Cash and due from banks	$182,058	$74,095
Interest-earning deposits in other financial institutions	211,444	103,852
Federal funds sold and other short-term investments	389	21,840

Total cash and cash equivalents	$393,891	$199,787

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $29,753, and $23,993)	$43,247	$34,454

Income taxes	$642	$1,950

Non-cash activities:
Loans transferred to real estate owned	$1,363	$1,259

Sale of real estate owned financed by the Company	$167	$279

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(1) Basis of Presentation and Informational Disclosure
The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC, a federal mutual holding company, owns approximately 60% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the “Company”). The Company, a federally-chartered savings and loan holding company, is regulated by the Office of Thrift Supervision (“OTS”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”). At March 31, 2006, Northwest operated 153 community-banking offices throughout Pennsylvania, western New York, eastern Ohio, eastern Maryland and southern Florida. The Company changed its fiscal year end from June 30 to December 31 effective for the period ended December 31, 2005.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the necessary footnote information for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Transition Report on Form 10-KT for the transition period ended December 31, 2005. Certain items previously reported have been reclassified to conform to the current period’s reporting format. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
Stock-Based Compensation
On July 1, 2005 the Company adopted Financial Accounting Standards 123 – (Revised December 2004), “Share-Based Payment” (“FAS 123(R)”) applying the modified retrospective transition method. Upon adoption the Company adjusted the June 30, 2005 paid-in capital and retained earnings balances by $4.3 million. There was no adjustment to deferred taxes. See the Company’s Transition Report on Form 10-KT for the six-month transition period ended December 31, 2005 for all required disclosures.
On March 16, 2005, the Company issued 278,231 shares to participants of the Northwest Bancorp, Inc. 2004 Recognition and Retention Plan (“RRP plan”). Awarded RRP plan shares vest over a five-year period beginning on March 16, 2005. On January 18, 2006 the Company awarded 158,333 options with a grant date fair value of $4.75 per share option. At March 31, 2006 there was employee compensation expense of $4.6 million and $2.8 million, for the RRP and option plans, respectively, to be recognized. The RRP plan expense will be recognized over the next 4 years and the option expense will be recognized over the next 5 years.
Stock-based employee compensation expense of $727,000 and $240,000 relating to the Company’s RRP and option plans is reflected in compensation expense during the three months ended March 31, 2006 and 2005, respectively.
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

(3) Business Segments
The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banking segment includes the portion of the Company’s operations that offers a full array of traditional deposit and loan products, including mortgage, consumer and commercial loans, as well as trust, investment management and brokerage services. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, which operates 48 offices in Pennsylvania and two offices in southwestern New York and offers personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Allegheny Services, Inc. Net income is the primary measure used by management to measure segment performance. The following tables provide financial information for these segments. The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.
As of or for the three months ended:

	Community	Consumer
March 31, 2006 (in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$84,721	4,662	19	89,402
Intersegment interest income	1,884	—	(1,884)	—
Interest expense	40,338	1,951	1,253	43,542
Provision for loan losses	1,500	599	—	2,099
Noninterest income	13,279	575	111	13,965
Noninterest expense	32,862	2,161	180	35,203
Income tax expense (benefit)	7,607	219	(1,115)	6,711
Net income	17,577	307	(2,072)	15,812

Total assets	$6,489,056	123,951	(84,631)	6,528,376

	Community	Consumer
March 31, 2005 (in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$77,338	4,339	75	81,752
Intersegment interest income	1,407	—	(1,407)	—
Interest expense	32,340	1,484	605	34,429
Provision for loan losses	2,270	636	—	2,906
Noninterest income	7,865	632	61	8,558
Noninterest expense	30,525	2,106	338	32,969
Income tax expense (benefit)	6,441	306	(775)	5,972
Net income	15,034	439	(1,439)	14,034

Total assets	$6,304,567	122,071	(85,688)	6,340,950

*	Eliminations consist of intercompany loans, interest income and interest expense.

(4) Goodwill and Other Intangible Assets
The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31,	December 31,
	2006	2005
Amortizable intangible assets:
Core deposit intangibles – gross	$22,495	22,495
Less: accumulated amortization	(12,483)	(11,560)

Core deposit intangibles – net	$10,012	10,935

Customer and Contract intangible assets – gross	1,881	1,881
Less: accumulated amortization	(1,360)	(1,339)

Customer and Contract intangible assets – net	$521	542

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banking	Finance	Total
Balance at June 30, 2005	$140,765	1,313	142,078

Goodwill acquired	8,419	—	8,419

Impairment losses	—	—	—

Balance at December 31, 2005	149,184	1,313	150,497

Goodwill acquired	—	—	—

Impairment losses	—	—	—

Balance at March 31, 2006	$149,184	1,313	150,497

The following information shows the actual aggregate amortization expense for the current quarter, the prior year’s quarter, and six-month transition period ended December 31, 2005 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the year ending December 31, 2006 and each of the five succeeding fiscal years (in thousands):

For the three months ended 3/31/05	$1,028

For the three months ended 3/31/06	944

For the six-month transition period ended 12/31/05	1,932

For the year ending 12/31/06	3,611

For the year ending 12/31/07	2,957

For the year ending 12/31/08	2,276

For the year ending 12/31/09	1,377

For the year ending 12/31/10	732

For the year ending 12/31/11	443

(5) Guarantees
The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. At March 31, 2006, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $13.2 million, of which $12.0 million is fully collateralized. At March 31, 2006, the Company had a liability of $114,000 related to the standby letters of credit. The liability recorded represents deferred income to be realized over the life of the letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.
(6) Earnings Per Share
Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering common stock equivalents or any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Option grants to purchase 220,780 shares of common stock at $25.49 per share were outstanding during the quarter ended March 31, 2006 and 2005 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. The computation of basic and diluted earnings per share follows (in thousands, except per share amounts):

	Three months ended
	March 31,
	2006	2005
Reported net income	$15,812	14,034

Weighted average common shares outstanding	49,906	50,573
Common stock equivalents due to effect of stock options	164	424

Total weighted average common shares and equivalents	50,070	50,997

Basic earnings per share:	$0.32	0.28

Diluted earnings per share:	$0.32	0.28

(7) Pension and Post-retirement benefits (in thousands):
Components of Net Periodic Benefit Cost

	Pension Benefits		Other Post-retirement Benefits
	Three months ended March 31,
	2006	2005	2006	2005
Service cost	$1,138	938	—	—
Interest cost	873	776	23	25
Expected return on plan assets	900	702	—	—
Amortization of transition asset	(10)	(10)	—	—
Amortization of prior service cost	20	20	—	—
Amortization of the net loss	188	165	8	7

Net periodic benefit cost	$1,309	1,187	31	32

The Company made no contributions to its pension or other post-retirement benefit plans during the three months ended March 31, 2006. The Company anticipates making a contribution to its defined benefit pension plan of between $4.0 million and $7.0 million during the year ending December 31, 2006. The actual contribution will be determined by actuarial computation so that after the contribution, plan assets will exceed the accumulated benefit obligation. Since after the contribution the plan assets are expected to exceed the accumulated benefit obligation, the Company does not expect that a minimum liability adjustment will need to be recorded as of December 31, 2006.

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
Allowance for Loan Losses. In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using the Company’s historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date. Commercial loans over a certain dollar amount are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans under SFAS 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results. Management believes, to the best of their knowledge, that all known losses as of the balance sheet date have been recorded.
Goodwill. Goodwill is not subject to amortization but must be tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. Reporting units are identified based upon analyzing each of the Company’s individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill is allocated to the carrying value of each reporting unit based on its relative fair value at the time it is acquired. Determining the fair value of a reporting unit requires a high degree of subjective management judgment. A discounted cash flow valuation model is used to determine the fair value of each reporting unit. The discounted cash flow model incorporates such variables as growth of net income, interest rates and terminal values. Based upon an evaluation of key data and market factors, management selects the specific variables to be incorporated into the valuation model. Future changes in the economic environment or the operations of the operating units could cause changes to these variables, which could give rise to declines in the estimated fair value of the reporting unit. Declines in fair value could result in impairment being identified. In conjunction with its fiscal year end change, the Company has established June 30th of each year as the date for conducting its annual goodwill impairment assessment. Prior to changing its fiscal year end from June 30, the Company had established December 31st as its date for conducting its annual goodwill impairment assessment. The variables are selected as of that date and the valuation model is run to determine the fair value of each reporting unit. At December 31, 2005, the Company did not identify any individual reporting unit where the fair value was less than the carrying value.
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
Executive Summary
The Company’s total assets at March 31, 2006 were $6.528 billion, an increase of $51.1 million, or less than 1%, from $6.477 billion at December 31, 2005. This increase is primarily attributed to an increase in cash and investments as a result of increased deposits and other borrowed funds, which increased $42.7 million.
Cash and investments increased by $488.3 million, or 34.9%, to $1.888 billion at March 31, 2006 from $1.400 billion at December 31, 2005 while net loans receivable decreased by $442.7 million, or 9.6%, to $4.180 billion at March 31, 2006 from $4.622 billion at December 31, 2005. During the quarter ended March 31, 2006, the Company sold approximately $389.0 million of one- to four- family first mortgage loans and $115.0 million of education loans, resulting in a net gain of approximately $4.1 million. As a result of the loan sales and net deposit growth, cash and cash equivalents increased by $241.8 million, investments increased by $246.5 million.
Deposits increased by $35.3 million, or less than 1%, to $5.264 billion at March 31, 2006 from $5.228 billion at December 31, 2005. Other borrowed funds increased by $7.4 million as the Company had more corporate repurchase agreements at March 31, 2006.
Total shareholders’ equity at March 31, 2006 was $589.2 million, an increase of $3.6 million, or less than 1.0%, from $585.7 million at December 31, 2005. This increase was primarily attributable to net income for the quarter of $15.8 million which was partially offset by an increase in the unrealized loss on securities, net of tax, of $4.3 million, payment of cash dividends of $3.2 million and an increase in treasury stock as the Company repurchased 250,000 shares during the quarter for approximately $5.6 million.
Northwest is subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Northwest must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk-weighting and other factors.
Quantitative measures, established by regulation to ensure capital adequacy, require Northwest to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).
March 31, 2006
(dollars in thousands)

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$571,059	15.81%	$288,946	8.00%	$361,183	10.00%

Tier I Capital (to risk weighted assets)	$535,094	14.82%	$144,473	4.00%	$216,710	6.00%

Tier I Capital (leverage) (to average assets)	$535,094	8.35%	$192,256	3.00%*	$320,427	5.00%
December 31, 2005

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$562,559	15.34%	$293,334	8.00%	$366,667	10.00%

Tier I Capital (to risk weighted assets)	$526,976	14.37%	$146,667	4.00%	$220,000	6.00%

Tier I Capital (leverage) (to average assets)	$526,976	8.39%	$188,438	3.00%*	$314,063	5.00%

*	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of March 31, 2006, the Company had not been advised of any additional requirements in this regard.
Northwest is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest’s internal liquidity requirements are based upon liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest has always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at March 31, 2006 was 28.3%. The Company and Northwest adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.
The Company paid $3.2 million in cash dividends during the period, compared with $6.1 million in the prior year period. Beginning with the dividend payable on May 16, 2005, Northwest Bancorp, MHC, with the non-objection of the OTS, resumed its practice of waiving dividends payable from the Company when such dividends are not needed for regulatory capital, working capital or other purposes. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 50.0% in the current quarter on a dividend of $0.16 per share compared with 50.0% in the same quarter last year on a dividend of $0.14 per share. The Company has declared a dividend of $0.16 per share payable on May 18, 2006 to shareholders of record on May 4, 2006.
Net income for the quarter ended March 31, 2006 increased by $1.8 million, or 12.7%, to $15.8 million from $14.0 million for the quarter ended March 31, 2005. This increase was primarily the result of the net gains recorded from the aforementioned loan sales.
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

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One-to-four family residential loans	$9,103	$12,179
Multifamily and commercial real estate loans	21,740	21,013
Consumer loans	5,924	8,322
Commercial business loans	1,448	1,502
Total	$38,215	$43,016
Total nonperforming loans as a percentage of loans receivable	0.91%	0.92%
Total real estate acquired through foreclosure and other real estate owned	$4,790	$4,872
Total nonperforming assets	$43,005	$47,888
Total nonperforming assets as a percentage of total assets	0.66%	0.74%
A loan is considered to be impaired, as defined by SFAS No. 114 when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at March 31, 2006 and December 31, 2005 were $38.2 million and $43.0 million, respectively.
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
The loans that have been classified as substandard or doubtful are reviewed by the Credit Review department for possible impairment under the provisions of SFAS 114. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including both contractual principal and interest payments.
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
In addition to the reviews by management’s Credit Committee and the Board of Directors’ Risk Management Committee, regulators from either the FDIC or the Pennsylvania Department of Banking perform an extensive review on an annual basis for the adequacy of the ALL and its conformity with regulatory guidelines and pronouncements. Any recommendations or enhancements from these independent parties are considered by management and the Credit Committee and implemented accordingly.
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

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005
Net income for the three months ended March 31, 2006 was $15.8 million, or $0.32 per diluted share, an increase of $1.8 million, or 12.7%, from $14.0 million, or $0.28 per diluted share, for the same quarter last year. This increase in net income resulted primarily from an after tax gain of approximately $2.7 million on the sale of mortgage and education loans. Net interest income, on a taxable equivalent basis, decreased by $1.4 million, noninterest income excluding the gain on sale of loans increased by $1.2 million, while noninterest expenses increased by $2.2 million.
Net income for the three months ended March 31, 2006 represents a 10.77% and 0.97% return on average equity and return on average assets, respectively, compared to 9.95% and 0.89% for the same quarter last year.
Interest Income
Total interest income increased by $7.7 million, or 9.2%, on a taxable equivalent basis, to $91.4 million due primarily to the overall increase in yield on the interest earning asset portfolio. The average yield on interest earning assets increased to 6.02% from 5.68%, and average interest earning assets increased by $177.3 million, or 3.0%, to $6.076 billion for the three months ended March 31, 2006 from $5.899 billion for the three months ended March 31, 2005. The increase in yield on interest earning assets is due to the repricing of variable rate assets as well as the origination of loans and purchase of investment securities in a rising rate environment. The increase in average interest earning assets is primarily a result of a corresponding increase in subordinated debt (trust preferred securities).
Interest income on loans receivable increased by $5.5 million, or 8.3%, on a taxable equivalent basis, to $71.6 million as both the average balance and average yield earned increased. The average balance increased by $243.9 million, or 5.7%, to $4.517 billion for the three months ended March 31, 2006 from $4.273 billion for the three months ended March 31, 2005. The increase in average balance was supplemented by an increase in the average yield to 6.34% from 6.19%. Average loans outstanding increased primarily as a result of the continued loan demand throughout the Company’s market area as well as the acquisition of Equinox in October, 2005 with loans of approximately $68.5 million. The increase in average yield is the result of recent increases in current market interest rates. The loan sales during the current quarter did not have a material effect on the current quarter average balances because they occurred during mid-February and late March. The Company anticipates that the loan sales will have an effect on the average balance in subsequent quarters.
Interest income on mortgage-backed securities decreased by $64,000, or 1.0%, to $6.6 million, because of a decrease in the average balance of $139.4 million, or 19.3%, to $582.2 million. The effect of the decrease in the average balance was partially offset by an increase in the average yield to 4.54% from 3.70%. The average balance decreased when funds received from principal and interest payments were used to fund loan demand rather than being reinvested in mortgage-backed securities. The average yield on mortgage-backed securities, of which approximately 71% are variable rate, increased in response to the recent increases in short-term interest rates.

Interest income on investment securities increased by $1.2 million, or 13.1%, to $11.0 million, on a taxable-equivalent basis, primarily because of increases in both the average balance and average yield. The average balance increased by $28.8 million, or 3.9%, to $775.5 million for the three-month period ended March 31, 2006 from $746.7 million for the three-month period ended March 31, 2005. The average yield increased to 5.69% from 5.23%, on a taxable equivalent basis.
Interest income on interest-earning deposits increased by $1.0 million, or 121.4%, because of increases in both the average balance and average yield. The average balance increased by $43.9 million, or 35.0%, to $169.1 million for the three months ended March 31, 2006, from $125.2 million for the three months ended March 31, 2005. This increase in average balance was supplemented by an increase in the average yield to 4.38% for the three-month period ended March 31, 2006 from 2.67% for the three-month period ended March 31, 2005. The increase in average yield was primarily due to recent increases in overnight interest rates. The average balance increased due to proceeds realized from the loan sales previously discussed. These proceeds will be used over time to fund loan demand and to purchase higher yielding investment securities.
Interest Expense
Total interest expense increased by $9.1 million, or 26.5%, to $43.5 million due to an increase in the average cost of interest-bearing liabilities, which increased to 3.17% from 2.55%, and an increase in the average balance of $86.1 million, or 1.6%, to $5.565 billion, from $5.479 billion. The increase in the overall cost of funds resulted primarily from an increase in the cost of deposits, which increased to 2.88%, from 2.26%, fueled by an increase in the level of short-term interest rates as well as a continued shift by customers from savings and money market accounts into higher yielding certificates of deposit. In addition, interest expense on subordinated debt (trust preferred securities) increased by $1.7 million, or 83.4%. Although the cost of this subordinated debt decreased to 7.28% from 7.98%, the average balance doubled to $205.2 million. In December 2005, the Company issued $100.0 million of additional trust preferred securities in anticipation of redeeming the existing $99.0 million of trust preferred securities issued in December 2001.
Net Interest Income
Net interest income decreased by $1.4 million, or 2.8%, on a taxable equivalent basis, to $47.9 million during the current quarter from $49.3 million for the same period a year ago. This decrease in net interest income was attributable to the compression of the Company’s net interest margin to 3.15%, from 3.34%.
Provision for Loan Losses
The provision for loan losses decreased by $807,000, or 27.8%, to $2.1 million for the three-month period ended March 31, 2006. Management analyzes the allowance for loan losses as described in the previous section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
Noninterest income increased by $5.4 million, or 63.2%, to $14.0 million, primarily from an increase in service charges and fees and the previously discussed gain on sale of loans. Service charges and fees increased by $2.1 million, or 51.4% to 6.1 million. This increase in service charges and fees is primarily the result of the Company’s courtesy overdraft program that was implemented in June 2005. Trust and other financial services income increased slightly while insurance commissions and income from bank owned life insurance decreased slightly in the current period.

Noninterest Expense
Noninterest expense increased by $2.2 million, or 6.8%, to $35.2 million for the three-month period ended March 31, 2006, from $33.0 million for the same period a year ago. All major expense categories, except amortization of intangible assets and marketing, increased as a result of the growth of the Company’s retail network, the expansion of business banking and investment management and trust services and the addition of new products and services. Compensation and employee benefits increased $1.4 million, or 7.8%, as a result of the continued increase in health care costs, normal annual merit increases in salaries and the additional personnel added as part of the Company’s expansion of business banking and investment management and trust services. Premises and occupancy costs and office operations have increased as a result of the Company’s growth and expansion. Amortization of intangibles has decreased as the accelerated amortization of core deposit intangibles from prior acquisitions continues to decline.
Income Taxes
The provision for income taxes for the three-month period ended March 31, 2006 increased by $739,000, or 12.4%, compared to the prior-year period. This increase in income tax expense is primarily due to an increase in the Company’s income before income taxes. The Company’s effective tax rate remained consistent at approximately 30% and the Company does not anticipate any material change in the effective tax rate during the remainder of the year.
Recently Issued Accounting Standards
There were no standards issued in the current period that were not previously discussed in the Company’s December 31, 2005 Transition Report on Form 10-KT.

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

	Three months ended March 31,
	2006				2005
				Avg.				Avg.
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost
ASSETS:
Interest earning assets:
Loans receivable (a) (b) (d)	$4,516,756		$71,637	6.34%	$4,272,807		$66,135	6.19%
Mortgage-backed securities (c)	$582,196		$6,605	4.54%	$721,608		$6,669	3.70%
Investment securities (c) (d) (e)	$775,505		$11,036	5.69%	$746,718		$9,758	5.23%
FHLB stock	$32,937		$309	3.75%	$32,816		$333	4.06%
Other interest earning deposits	$169,066		$1,853	4.38%	$125,208		$837	2.67%

Total interest earning assets	$6,076,460		$91,440	6.02%	$5,899,156		$83,732	5.68%

Noninterest earning assets (f)	$415,846				$442,997

TOTAL ASSETS	$6,492,306				$6,342,153

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	$927,860		$3,254	1.42%	$1,080,913		$3,463	1.28%
Now accounts	$653,695		$1,995	1.24%	$665,440		$1,388	0.83%
Money market demand accounts	$579,695		$4,035	2.82%	$711,421		$3,286	1.85%
Certificate accounts	$2,779,576		$25,804	3.76%	$2,479,537		$19,325	3.12%
Borrowed funds (g)	$418,993		$4,719	4.57%	$439,548		$4,931	4.49%
Debentures	$205,156		$3,735	7.28%	$102,062		$2,036	7.98%

Total interest bearing liabilities	$5,564,975		$43,542	3.17%	$5,478,921		$34,429	2.55%

Noninterest bearing liabilities	$340,196				$298,882

Total liabilities	$5,905,171				$5,777,803

Shareholders’ equity	$587,135				$564,350

TOTAL LIABILITIES AND EQUITY	$6,492,306				$6,342,153

Net interest income/ Interest rate spread			$47,898	2.85%			$49,303	3.13%

Net interest earning assets/ Net interest margin	$511,485			3.15%	$420,235			3.34%

Ratio of interest earning assets to interest bearing liabilities	1.09	X			1.08	X

(a)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a taxable equivalent basis.

(e)	Average balances include Fannie Mae and Freddie Mac stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

Rate/ Volume Analysis
(Dollars in Thousands)
The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), (iii) the net change. Changes that cannot be attributed to either rate or volume have been allocated to both rate and volume.
Three months ended March 31, 2006 and 2005

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$1,679	$3,823	$5,502
Mortgage-backed securities	$1,518	$(1,582)	$(64)
Investment securities	$886	$392	$1,278
FHLB stock	$(25)	$1	$(24)
Other interest-earning deposits	$629	$387	$1,016

Total interest-earning assets	$4,687	$3,021	$7,708

Interest-bearing liabilities:
Savings accounts	$327	$(536)	$(209)
Now accounts	$643	$(36)	$607
Money market demand accounts	$1,666	$(917)	$749
Certificate accounts	$3,918	$2,561	$6,479
Borrowed funds	$20	$(232)	$(212)
Debentures	$(358)	$2,057	$1,699

Total interest-bearing liabilities	$6,216	$2,897	$9,113

Net change in net interest income	$(1,529)	$124	$(1,405)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As the holding company for a savings bank, the Company’s primary market risk is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company’s interest sensitive liabilities typically have repricing periods or maturities of short duration, the Company has attempted to shorten the maturities of its assets by emphasizing the origination of short-term, fixed-rate consumer loans, one- to four- family residential mortgage loans with terms of 15 years or less and adjustable rate mortgage loans, consumer loans and commercial loans. In addition, the Company has purchased shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.
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
The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at March 31, 2006 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2006 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%

Projected percentage increase/ (decrease) in net income	9.8%	11.0%	9.2%	8.1%
Projected increase/ (decrease) in return on average equity	2.8%	2.9%	2.7%	2.6%
Projected increase/ (decrease) in earnings per share	$0.13	$0.15	$0.13	$0.11
Projected percentage increase/ (decrease) in market value of equity	(13.3)%	(26.7)%	5.6%	12.4%
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
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The following table discloses information regarding the Company’s repurchases of shares of common stock during the quarter ending March 31, 2006:

			Total number of	Maximum number
			shares purchased as	of shares yet
			part of a publicly	to be purchased
	Number of shares	Average price	announced repurchase	under the plan
Month	purchased	paid per share	plan (1)	(1)

January	-0-	$—	-0-	-0-

February	250,000	$22.51	1,016,400	1,000,000

March	—	$—	—	—

	250,000	$22.51

(1)	On August 23, 2005, the Company announced a program to repurchase up to 1,017,574 of its outstanding shares. With the acquisition of the 250,000 shares in the current period, the Company closed the then-existing repurchase program and simultaneously announced another repurchase program to purchase up to 1,000,000 additional shares. This program does not have an expiration date.
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
NORTHWEST BANCORP, INC.

Date: May 9, 2006	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer

Date: May 9, 2006	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr.
Senior Vice President and Chief Financial Officer