Form 10-Q
period 2006-06-30
NORTHWEST BANCORP INC
filed 2006-08-09
CIK 1042064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
     Common Stock ($.10 par value) 50,100,287 shares outstanding as of July 31, 2006

NORTHWEST BANCORP, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$82,858	83,685
Interest-earning deposits in other financial institutions	82,977	67,243
Federal funds sold and other short-term investments	11,032	1,164
Marketable securities available-for-sale (amortized cost of $838,142 and $616,792)	821,206	613,836
Marketable securities held-to-maturity (market value of $778,759 and $636,507)	783,258	634,258

Total cash and investments	1,781,331	1,400,186

Loans held for sale	10,967	2,272

Mortgage loans — one- to four- family	2,394,618	2,764,833
Commercial real estate loans	658,593	577,130
Consumer loans	1,107,205	1,160,930
Commercial business loans	187,390	150,515

Total loans receivable	4,358,773	4,655,680
Allowance for loan losses	(36,680)	(33,411)

Loans receivable, net	4,322,093	4,622,269

Federal Home Loan Bank stock, at cost	35,746	33,130
Accrued interest receivable	25,960	25,053
Real estate owned, net	4,823	4,872
Premises and equipment, net	103,185	96,981
Bank owned life insurance	108,893	106,737
Goodwill	155,666	150,485
Mortgage servicing rights	7,503	3,357
Other intangible assets	11,514	11,477
Other assets	27,653	22,760

Total assets	$6,584,367	$6,477,307

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	299,139	289,427
Interest-bearing demand deposits	675,173	668,235
Savings deposits	1,473,358	1,531,916
Time deposits	2,867,255	2,738,901

Total deposits	5,314,925	5,228,479

Borrowed funds	415,692	417,356
Advances by borrowers for taxes and insurance	31,920	24,742
Accrued interest payable	4,730	4,387
Other liabilities	17,214	11,529
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	205,156	205,156

Total liabilities	5,989,637	5,891,649

Shareholders’ equity:
Preferred stock, $0.10 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.10 par value: 500,000,000 shares authorized, 51,113,607 and 51,076,836 issued, respectively	5,111	5,108
Paid-in capital	209,696	208,132
Retained earnings	412,534	389,985
Accumulated other comprehensive income:
Net unrealized loss on securities available-for-sale, net of income taxes	(9,800)	(384)
Treasury stock, at cost, 1,016,400 and 766,400 shares, respectively	(22,811)	(17,183)

	594,730	585,658

Total liabilities and shareholders’ equity	$6,584,367	6,477,307

See accompanying notes to consolidated financial statements — unaudited

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income:
Loans receivable	$69,187	67,034	$140,413	132,835
Mortgage-backed securities	8,456	6,147	15,061	12,816
Taxable investment securities	8,078	5,437	14,774	10,825
Tax-free investment securities	3,286	2,973	6,308	6,030
Interest-earning deposits	2,309	880	4,162	1,717

Total interest income	91,316	82,471	180,718	164,223

Interest expense:
Deposits	37,879	29,291	72,967	56,753
Borrowed funds	8,653	6,945	17,107	13,912

Total interest expense	46,532	36,236	90,074	70,665

Net interest income	44,784	46,235	90,644	93,558
Provision for loan losses	2,067	2,657	4,166	5,563

Net interest income after provision for loan losses	42,717	43,578	86,478	87,995

Noninterest income:
Service charges and fees	6,513	4,753	12,585	8,764
Trust and other financial services income	1,349	1,072	2,640	2,179
Insurance commission income	684	597	1,262	1,201
Gain on sale of marketable securities, net	—	—	—	381
Gain (loss) on sale of loans, net	(230)	111	3,880	35
Gain on sale of real estate owned, net	35	(40)	124	754
Income from bank owned life insurance	1,081	1,055	2,151	2,138
Other operating income	775	787	1,530	1,441

Total noninterest income	10,207	8,335	24,172	16,893

Noninterest expense:
Compensation and employee benfits	19,582	18,085	39,229	36,306
Premises and occupancy costs	4,934	4,686	10,114	9,406
Office operations	3,241	2,936	6,486	5,652
Processing expenses	2,988	2,907	5,912	5,556
Advertising	662	614	1,287	1,973
Amortization of other intangible assets	998	1,022	1,942	2,050
Other expenses	2,492	2,401	5,130	4,677

Total noninterest expense	34,897	32,651	70,100	65,620

Income before income taxes	18,027	19,262	40,550	39,268

Federal and state income taxes	5,000	5,395	11,711	11,367

Net income	$13,027	$13,867	$28,839	$27,901

Basic earnings per share	$0.26	$0.27	$0.58	$0.55

Diluted earnings per share	$0.26	$0.27	$0.58	$0.55

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

					Accum.
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Three months ended June 30, 2005	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at March 31, 2005	50,824,417	$5,082	203,393	355,823	2,614	—	$566,912

Comprehensive income:
Net income	—	—	—	13,867	—	—	13,867
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	1,900	—	1,900

Total comprehensive income	—	—	—	13,867	1,900	—	15,767

Exercise of stock options	19,388	2	109	—	—	—	111

Stock-based compensation expense	—	—	1,835	—	—	—	1,835

Dividends paid ($0.12 per share)	—	—	—	(2,435)	—	—	(2,435)

Ending balance at June 30, 2005	50,843,805	$5,084	205,337	367,255	4,514	—	$582,190

					Accum.
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Three months ended June 30, 2006	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at March 31, 2006	50,083,306	$5,110	209,030	402,633	(4,733)	(22,811)	$589,229

Comprehensive income:
Net income	—	—	—	13,027	—	—	13,027
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	(5,067)	—	(5,067)

Total comprehensive income	—	—	—	13,027	(5,067)	—	7,960

Exercise of stock options	13,901	1	129	—	—	—	130

Stock-based compensation expense	—	—	537	—	—	—	537

Purchase of treasury stock	—	—	—	—	—	—	—

Dividends paid ($0.16 per share)	—	—	—	(3,126)	—	—	(3,126)

Ending balance at June 30, 2006	50,097,207	$5,111	209,696	412,534	(9,800)	(22,811)	$594,730

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

					Accum.
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Six months ended June 30, 2005	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at December 31, 2004	50,485,654	$5,049	202,788	347,848	7,449	—	$563,134

Comprehensive income:
Net income	—	—	—	27,901	—	—	27,901
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	(2,935)	—	(2,935)

Total comprehensive income	—	—	—	27,901	(2,935)	—	24,966

Exercise of stock options	79,920	8	387	—	—	—	395

Stock-based compensation expense, net of RRP shares issued	278,231	27	2,162	—	—	—	2,189

Dividends paid ($0.24 per share)	—	—	—	(8,494)	—	—	(8,494)

Ending balance at June 30, 2005	50,843,805	$5,084	205,337	367,255	4,514	—	$582,190

					Accum.
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Six months ended June 30, 2006	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at December 31, 2005	50,310,436	$5,108	208,132	389,985	(384)	(17,183)	$585,658

Comprehensive income:
Net income	—	—	—	28,839	—	—	28,839
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	(9,416)	—	(9,416)

Total comprehensive income	—	—	—	28,839	(9,416)	—	19,423

Exercise of stock options	36,771	3	300	—	—	—	303

Stock-based compensation expense	—	—	1,264	—	—	—	1,264

Purchase of treasury stock	(250,000)	—	—	—	—	(5,628)	(5,628)

Dividends paid ($0.32 per share)	—	—	—	(6,290)	—	—	(6,290)

Ending balance at June 30, 2006	50,097,207	$5,111	209,696	412,534	(9,800)	(22,811)	$594,730

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
OPERATING ACTIVITIES:
Net Income	$13,027	13,867	28,839	27,901
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,067	2,657	4,166	5,563
Net (gain)/ loss on sale of assets	195	(71)	(4,004)	(1,170)
Net depreciation, amortization and accretion	2,696	1,526	4,515	3,929
Decrease (increase) in other assets	(2,101)	2,144	(1,650)	882
Increase (decrease) in other liabilities	1,687	(8,388)	5,639	(561)
Net amortization of premium/ discount on marketable securities	(496)	763	(340)	1,412
Origination of loans held for sale	(33,170)	(27,723)	(60,242)	(45,571)
Proceeds from sale of loans held for sale	28,614	27,612	51,070	45,384
Noncash compensation expense related to stock benefit plans	537	619	1,264	984

Net cash provided by operating activities	13,056	13,006	29,257	38,753

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	(59,468)	—	(201,912)	—
Purchase of marketable securities available-for-sale	(88,980)	(19,111)	(255,221)	(67,552)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	17,116	29,283	52,308	72,481
Proceeds from maturities and principal reductions of marketable securities available-for-sale	26,720	40,706	47,150	90,423
Proceeds from sales of marketable securities, available-for-sale	—	—	—	9,943
Loan originations	(368,503)	(364,287)	(666,437)	(684,410)
Proceeds from loan maturities and principal reductions	282,927	255,407	550,690	517,830
Proceeds from sale of portfolio loans	6,256	—	481,301	—
Net (purchase) sale of FHLB stock	(2,774)	(864)	(2,436)	2,743
Proceeds from sale of real estate owned	1,375	2,153	2,909	4,950
Net (purchase) sale of real estate owned for investment	79	68	(92)	(97)
Purchase of premises and equipment	(4,207)	(1,854)	(7,181)	(5,552)
Acquisitions, net of cash received	(2,605)	—	(2,605)	—

Net cash used by investing activities	(192,064)	(58,499)	(1,526)	(59,241)

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	$(32,127)	1,484	3,123	404
Repayments of long-term borrowings	(10,014)	(27,514)	(10,029)	(32,528)
Net increase (decrease) in short-term borrowings	828	3,122	8,387	4,212
Increase (decrease) in advances by borrowers for taxes and insurance	6,293	6,826	7,178	8,282
Cash dividends paid	(3,126)	(2,435)	(6,290)	(8,494)
Purchase of treasury stock	—	—	(5,628)	—
Proceeds from stock options exercised	130	111	303	395

Net cash provided by financing activities	(38,016)	(18,406)	(2,956)	(27,729)

Net decrease in cash and cash equivalents	(217,024)	(63,899)	24,775	(48,217)

Cash and cash equivalents at beginning of period	$393,891	199,787	152,092	184,105
Net decrease in cash and cash equivalents	(217,024)	(63,899)	24,775	(48,217)

Cash and cash equivalents at end of period	176,867	135,888	176,867	135,888

Cash and cash equivalents:
Cash and due from banks	$82,858	83,651	82,858	83,651
Interest-earning deposits in other financial institutions	82,977	52,237	82,977	52,237
Federal funds sold and other short-term investments	11,032	—	11,032	—

Total cash and cash equivalents	176,867	135,888	176,867	135,888

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $32,903, $24,665 $62,656 and $48,658, respectively)	46,484	36,262	89,731	70,716

Income taxes	5,265	4,335	5,907	6,285

Business acquisitions:
Fair value of assets acquired	$86,673	—	86,673	—
Cash paid	(2,605)	—	(2,605)	—

Liabilities assumed	84,068	—	84,068	—

Non-cash activities:
Loans transferred to real estate owned	1,373	2,348	2,736	3,607

Sale of real estate owned financed by the Company	20	217	187	496

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(1) Basis of Presentation and Informational Disclosure
The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC, a federal mutual holding company, owns approximately 60% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the “Company”). The Company, a federally-chartered savings and loan holding company, is regulated by the Office of Thrift Supervision (“OTS”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”). At June 30, 2006, Northwest operated 155 community-banking offices throughout Pennsylvania, western New York, eastern Ohio, eastern Maryland and southern Florida. The Company changed its fiscal year end from June 30 to December 31 effective for the period ended December 31, 2005.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the necessary footnote information for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Transition Report on Form 10-KT for the transition period ended December 31, 2005. Certain items previously reported have been reclassified to conform to the current period’s reporting format. The results of operations for the three months ended and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
Stock-Based Compensation
On July 1, 2005 the Company adopted Financial Accounting Standards 123 — (Revised December 2004), "Share-Based Payment” (“FAS 123(R)”) applying the modified retrospective transition method. Upon adoption the Company adjusted the June 30, 2005 paid-in capital and retained earnings balances by $4.3 million. There was no adjustment to deferred taxes. See the Company’s Transition Report on Form 10-KT for the six-month transition period ended December 31, 2005 for all required disclosures.
On March 16, 2005, the Company issued 278,231 shares to participants of the Northwest Bancorp, Inc. 2004 Recognition and Retention Plan (“RRP plan”). Awarded RRP plan shares vest over a five-year period beginning on March 16, 2005. On January 18, 2006 the Company awarded 158,333 options with a grant date fair value of $4.75 per share option. At June 30, 2006 there was employee compensation expense of $4.3 million and $1.8 million, for the RRP and option plans, respectively, to be recognized. The RRP plan expense will be recognized over the next 4 years and the option expense will be recognized over the next 5 years.
Stock-based employee compensation expense of $537,000 and $745,000 relating to the Company’s RRP and option plans is reflected in compensation expense during the three months June 30, 2006 and 2005, respectively. Stock-based employee compensation expense of $1.3 million and $985,000 relating to the Company’s RRP and option plans is reflected in compensation expense during the six months ended June 30, 2006 and 2005, respectively.
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

(3) Business Segments
The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banking segment includes the portion of the Company’s operations that offer a full array of traditional deposit and loan products, including mortgage, consumer and commercial loans, as well as trust, investment management and brokerage services. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, which operates 48 offices in Pennsylvania and two offices in southwestern New York and offers personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Allegheny Services, Inc. Net income is the primary measure used by management to measure segment performance. The following tables provide financial information for these segments. The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.
As of or for the three months ended:

	Community	Consumer
June 30, 2006 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$86,789	4,527	—	91,316
Intersegment interest income	2,055	—	(2,055)	—
Interest expense	43,424	2,124	984	46,532
Provision for loan losses	1,500	567	—	2,067
Noninterest income	9,416	673	118	10,207
Noninterest expense	32,837	1,946	114	34,897
Income tax expense (benefit)	5,828	235	(1,063)	5,000
Net income	14,671	328	(1,972)	13,027
Total assets	$6,545,714	126,468	(87,815)	6,584,367

	Community	Consumer
June 30, 2005 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$78,252	4,218	1	82,471
Intersegment interest income	1,540	—	(1,540)	—
Interest expense	34,111	1,616	509	36,236
Provision for loan losses	2,100	557	—	2,657
Noninterest income	7,656	617	62	8,335
Noninterest expense	30,224	1,943	484	32,651
Income tax expense (benefit)	5,958	302	(865)	5,395
Net income	15,055	417	(1,605)	13,867
Total assets	$6,295,545	123,363	(88,426)	6,330,482

*	Eliminations consist of intercompany loans, interest income and interest expense.

As of or for the six months ended:

	Community	Consumer
June 30, 2006 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$171,510	9,189	19	180,718
Intersegment interest income	3,939	—	(3,939)	—
Interest expense	83,762	4,075	2,237	90,074
Provision for loan losses	3,000	1,166	—	4,166
Noninterest income	22,695	1,248	229	24,172
Noninterest expense	65,699	4,107	294	70,100
Income tax expense (benefit)	13,435	454	(2,178)	11,711
Net income	32,248	635	(4,044)	28,839
Total assets	$6,545,714	126,468	(87,815)	6,584,367

	Community	Consumer
June 30, 2005 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$155,590	8,557	76	164,223
Intersegment interest income	2,947	—	(2,947)	—
Interest expense	66,451	3,100	1,114	70,665
Provision for loan losses	4,370	1,193	—	5,563
Noninterest income	15,521	1,249	123	16,893
Noninterest expense	60,749	4,049	822	65,620
Income tax expense (benefit)	12,399	608	(1,640)	11,367
Net income	30,089	856	(3,044)	27,901
Total assets	$6,295,545	123,363	(88,426)	6,330,482

*	Eliminations consist of intercompany loans, interest income and interest expense.
(4) Goodwill and Other Intangible Assets
The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30,	December 31,
	2006	2005

Amortizable intangible assets:
Core deposit intangibles — gross	$24,475	22,495
Less: accumulated amortization	(13,461)	(11,560)

Core deposit intangibles — net	$11,014	10,935

Customer and Contract intangible assets — gross	1,881	1,881
Less: accumulated amortization	(1,381)	(1,339)

Customer and Contract intangible assets — net	$500	542

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Banks	Finance	Total
Balance at June 30, 2005	$140,765	1,313	142,078
Goodwill acquired	8,407	—	8,407
Impairment losses	—	—	—

Balance at December 31,2005	149,172	1,313	150,485
Goodwill acquired	5,181	—	5,181
Impairment losses	—	—	—

Balance at June 30, 2006	$154,353	1,313	155,666

The following information shows the actual aggregate amortization expense for the current quarter, the prior year’s quarter, the current six month period, the prior year six month period and prior year six-month transition period as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended 6/30/06	$998
For the three months ended 6/30/05	1,022
For the six months ended 6/30/06	1,942
For the six months ended 6/30/05	2,050
For the six-month transition period ended 12/31/05	1,932
For the year ending 12/31/06	3,941
For the year ending 12/31/07	3,405
For the year ending 12/31/08	2,653
For the year ending 12/31/09	1,683
For the year ending 12/31/10	968
For the year ending 12/31/11	608
(5) Guarantees
The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. At June 30, 2006, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $16.0 million, of which $14.8 million is fully collateralized. At June 30, 2006, the Company had a liability of $124,000 related to the standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

(6) Earnings Per Share
Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering common stock equivalents or any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Option grants to purchase 219,628 shares of common stock at $25.49 per share were outstanding during the quarter but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. The computation of basic and diluted earnings per share follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Reported net income	$13,027	13,867	28,839	27,901

Weighted average common shares outstanding	49,874	50,829	49,890	50,701
Common stock equivalents due to effect of stock options	247	398	205	412

Total weighted average common shares and equivalents	50,121	51,227	50,095	51,113

Basic earnings per share:	$0.26	0.27	0.58	0.55

Diluted earnings per share:	$0.26	0.27	0.58	0.55

(7) Pension and Post-retirement benefits (in thousands):

		Three months ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2006	2005	2006	2005
Service cost	$1,138	938	—	—
Interest cost	873	776	22	25
Expected return on plan assets	900	702	—	—
Amortization of transition asset	(10)	(10)	—	—
Amortization of prior service cost	20	20	—	—
Amortization of the net (gain) loss	189	165	9	7

Net periodic benefit cost	$1,310	1,187	31	32

		Six months ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2006	2005	2006	2005
Service cost	$2,277	1,876	—	—
Interest cost	1,746	1,552	45	50
Expected return on plan assets	1,800	1,404	—	—
Amortization of transition asset	(20)	(20)	—	—
Amortization of prior service cost	39	20	—	—
Amortization of the net (gain) loss	377	330	17	14

Net periodic benefit cost	$2,619	2,354	62	64

The Company made no contribution to its pension plans during the six months ended June 30, 2006. The Company intends to make a contribution to its defined benefit pension plan of between $3.0 million and $5.0 million in the fourth quarter of the year ending December 31, 2006. The amount of the contribution will be determined by actuarial computation.

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
Goodwill. Goodwill is not subject to amortization but must be tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. Reporting units are identified based upon analyzing each of the Company’s individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill is allocated to the carrying value of each reporting unit based on its relative fair value at the time it is acquired. Determining the fair value of a reporting unit requires a high degree of subjective management judgment. A discounted cash flow valuation model is used to determine the fair value of each reporting unit. The discounted cash flow model incorporates such variables as growth of net income, interest rates and terminal values. Based upon an evaluation of key data and market factors, management selects the specific variables to be incorporated into the valuation model. Future changes in the economic environment or the operations of the operating units could cause changes to these variables, which could give rise to declines in the estimated fair value of the reporting unit. Declines in fair value could result in impairment being identified. In conjunction with its fiscal year end change, the Company has established June 30 of each year as the date for conducting its annual goodwill impairment assessment. Prior to changing its fiscal year end from June 30, the Company had established December 31 as its date for conducting its annual goodwill impairment assessment. The variables are selected as of that date and the valuation model is run to determine the fair value of each reporting unit. At June 30, 2006, the Company did not identify any individual reporting unit where the fair value was less than the carrying value.
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
Executive Summary
The Company’s total assets at June 30, 2006 were $6.584 billion, an increase of $107.1 million, or 1.7%, from $6.477 billion at December 31, 2005. This increase is primarily attributed to an increase in cash and investments as a result of increased deposits, which increased $86.4 million, primarily attributed to the acquisition of Maryland Permanent Bank during the quarter ended June 30, 2006.
Cash and investments increased by $381.1 million, or 27.2%, to $1.781 billion at June 30, 2006 from $1.400 billion at December 31, 2005 while net loans receivable decreased by $300.2 million, or 6.5%, to $4.322 billion at June 30, 2006 from $4.622 billion at December 31, 2005. During the six-month period ended June 30, 2006, the Company sold approximately $389.0 million of one- to four- family first mortgage loans and $115.0 million of education loans, resulting in a net gain of approximately $4.1 million. As a result of the loan sales and acquisition of Maryland Permanent Bank, cash and cash equivalents increased by $24.8 million and investments increased by $356.4 million.
Deposits increased by $86.4 million, or 1.7%, to $5.315 billion at June 30, 2006 from $5.228 billion at December 31, 2005. This increase is primarily attributed to the acquisition of Maryland Permanent Bank.
Total shareholders’ equity at June 30, 2006 was $594.7 million, an increase of $9.0 million, or 1.5%, from $585.7 million at December 31, 2005. This increase was primarily attributable to net income for the six-month period of $28.8 million which was partially offset by an increase in the unrealized loss on securities, net of tax, of $9.4 million, payment of cash dividends of $6.3 million and an increase in treasury stock as the Company repurchased 250,000 shares during the period for approximately $5.6 million.
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
June 30, 2006
(dollars in thousands)

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$571,829	15.26%	$299,850	8.00%	$374,813	10.00%

Tier I Capital (to risk weighted assets)	$533,492	14.23%	$149,925	4.00%	$224,888	6.00%

Tier I Capital (leverage) (to average assets)	$533,492	8.33%	$192,057	3.00%*	$320,095	5.00%
December 31, 2005
(dollars in thousands)

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$562,559	15.34%	$293,334	8.00%	$366,667	10.00%

Tier I Capital (to risk weighted assets)	$526,976	14.37%	$146,667	4.00%	$220,000	6.00%

Tier I Capital (leverage) (to average assets)	$526,976	8.39%	$188,438	3.00%*	$314,063	5.00%

*	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of June 30, 2006, the Company had not been advised of any additional requirements in this regard.

Northwest is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest’s internal liquidity requirements are based upon liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest has always maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at June 30, 2006 was 24.9%. The Company and Northwest adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.
The Company paid $6.3 million in cash dividends during the period, compared with $8.5 million in the prior year period. Beginning with the dividend payable on May 16, 2005, Northwest Bancorp, MHC, with the non-objection of the OTS, resumed its practice of waiving dividends payable from the Company when such dividends are not needed for regulatory capital, working capital or other purposes. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 61.5% in the current quarter on a dividend of $0.16 per share compared with 51.9% in the same quarter last year on a dividend of $0.14 per share. The Company has declared a dividend of $0.18 per share payable on August 17, 2006 to shareholders of record on August 3, 2006.
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

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One-to-four family residential loans	$10,745	$12,179
Multifamily and commercial real estate loans	23,839	21,013
Consumer loans	5,625	8,322
Commercial business loans	1,825	1,502
Total	$42,034	$43,016
Total nonperforming loans as a percentage of loans receivable	0.96%	0.92%
Total real estate acquired through foreclosure and other real estate owned	$4,823	$4,872
Total nonperforming assets	$46,857	$47,888
Total nonperforming assets as a percentage of total assets	0.71%	0.74%
A loan is considered to be impaired, as defined by SFAS No. 114 when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at June 30, 2006 and December 31, 2005 were $42.0 million and $43.0 million, respectively.
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
Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005
Net income for the three months ended June 30, 2006 was $13.0 million, or $0.26 per diluted share, a decrease of $840,000, or 6.1%, from $13.9 million, or $0.27 per diluted share, for the same quarter last year. The decrease in net income resulted primarily from a decrease in net interest income of $1.5 million and an increase in noninterest expense of $2.2 million, which were partially offset by an increase in noninterest income of $1.9 million.
Annualized, net income for the three months ended June 30, 2006 represents an 8.83% and 0.80% return on average equity and return on average assets, respectively, compared to 9.65% and 0.87% for the same quarter last year.
Interest Income
Total interest income increased by $9.1 million, or 10.8%, on a taxable equivalent basis, to $93.5 million due to increases in both average interest earnings assets and the average yield earned on interest earning assets. Average interest earning assets increased by $198.1 million, or 3.4%, to $6.098 billion for the three months ended June 30, 2006 from $5.900 billion for the three months ended June 30, 2005. The average yield on interest earning assets increased to 6.20% from 5.72%.
Interest income on loans receivable increased by $2.2 million, or 3.3%, on a taxable equivalent basis, to $69.6 million primarily because the average rate increased to 6.61%, from 6.20%. This increase was partially offset by a decrease in the average balance of $78.8 million, or 1.8%, to $4.271 billion for the three months ended June 30, 2006 from $4.349 billion for the three months ended June 30, 2005. Average loans outstanding decreased primarily as a result of the aforementioned loan sales. The increase in average yield resulted primarily from the repricing of variable rate loans and the origination of new loans at rates higher than the average yield on the Company’s existing portfolio.
Interest income on mortgage-backed securities increased by $2.3 million, or 37.6%, to $8.5 million, primarily because of increases in the average balance of $55.7 million, or 8.5%, to $708.3 million and average rate to 4.78% from 3.77%. The average balance increased primarily as a result of some of the funds received from the Company’s loan sales being invested in mortgage-backed securities. The increase in the average yield resulted primarily from the increase in short-term interest rates and the related repricing of floating rate bonds.

Interest income on investment securities increased by $2.9 million, or 29.5%, to $12.7 million, on a taxable-equivalent basis, because of increases in both the average balance and average yield. The average balance increased $135.8 million, or 18.1% to $884.8 million for the three-month period ended June 30, 2006 from $749.0 million for the three-month period ended June 30, 2005. The average yield increased to 5.73%, from 5.22%, on a taxable equivalent basis. The increases in both the average balance and average yield resulted from the Company using some of the proceeds from the sale of loans to purchase treasury and agency securities during a period of generally higher interest rates.
Interest income on interest-earning deposits increased by $1.4 million, or 162.4%, primarily because of an increase in the average yield to 4.59% from 2.99%. The effect of the increase in the average yield was supplemented by an increase in the average balance of $82.7 million, or 71.1%, to $198.9 million for the three-month period ended June 30, 2006 from $116.2 million for the three-month period ended June 30, 2005. The increase in average yield was primarily due to the recent increases in overnight interest rates. The average balance increased due funds received from the Company’s loan sales being held in liquid assets, pending the deployment of such funds into higher yielding loans and other higher yielding investment securities.
Interest Expense
Total interest expense increased by $10.3 million, or 28.4%, to $46.5 million due to an increase in the average cost of interest-bearing liabilities to 3.34% from 2.67%, and an increase in the average balance of interest-bearing liabilities of $145.8 million, or 2.7%, to $5.595 billion. The increase in the cost of funds resulted primarily from an increase in the cost of deposits from 2.39% to 3.05%, driven by an increase in the level of short-term interest rates. The Company continued to see a shift in deposits from savings and money market accounts into certificates of deposit accounts.
Net Interest Income
Net interest income decreased by $1.2 million, or 2.5%, on a taxable equivalent basis, to $47.0 million from $48.2 million during the prior year period. This decrease in net interest income was attributable to the factors discussed above which caused a contraction in the Company’s net interest rate spread to 2.86%, from 3.05% and a decrease in the margin to 3.14% from 3.27%.
Provision for Loan Losses
The provision for loan losses decreased by $590,000, or 22.2%, to $2.1 million for the three months ended June 30, 2006. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
Noninterest income increased by $1.9 million, or 22.5%, to $10.2 million for the three-month period ended June 30, 2006 from $8.3 million for the three-month period ended June 30, 2005. This increase was primarily due to increases in service charges and fees, trust and other financial services income and insurance commissions. Service charges and fees increased $1.8 million, or 37.0% primarily attributable to fees generated by the Company’s courtesy overdraft program that was implemented during July 2005. Trust and other financial services income increased $277,000, or 25.8% and insurance commission income increased by $87,000, or 14.6%. The increases in both trust and other financial services income and insurance commissions are primarily due to increased volume and growth of the Company.
Noninterest Expense
Noninterest expense increased by $2.2 million, or 6.9%, to $34.9 million from $32.7 million for the same quarter in the prior year. All major expense categories, except amortization of intangible assets, increased as a result of the growth of the Company’s retail network, the expansion of business banking and investment management and trust services and the addition of new products and services. The largest increase was in compensation and employee benefits expense. Compensation and employee benefits increased as a result of the continued increase in health care costs, normal annual merit increases in salaries and the continued growth of the Company’s employee base. The Company continues to hire commercial lending, business services and investment management personnel in an effort to improve its net interest margin and noninterest income.
Income Taxes
The provision for income taxes for the three months ended June 30, 2006 decreased by $395,000, or 7.3%, compared to the same period last year. This decrease in income tax expense is primarily due to a decrease in income before income taxes of $1.3 million, or 6.4%, to $18.0 million from $19.3 million. The Company’s effective tax rate remained at approximately 28.0% for both periods presented.
Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005
Net income for the six months ended June 30, 2006 was $28.8 million, or $0.58 per diluted share, an increase of $938,000, or 3.4%, from $27.9 million, or $0.55 per diluted share, for the same period in the prior fiscal year. The increase in net income resulted primarily from an increase in noninterest income of $7.3 million, or 43.1%, and a decrease in the provision for loan losses of $1.4 million, or 25.1%, which were partially offset by a decrease in net interest income of $2.9 million, or 3.1%, and an increase in noninterest expense of $4.5 million, or 6.8%. The increase in earnings per share is a result of the increase in net income and a decrease in the number of shares outstanding as a result of the Company’s share repurchase program. The Company repurchased more than 1.0 million shares in the third calendar quarter of 2005 and first calendar quarter of 2006.
Annualized, net income for the six months ended June 30, 2006 represents a 9.78% and 0.88% return on average equity and return on average assets, respectively, compared to 9.80% and 0.88% for the same period in the prior fiscal year.
Interest Income
Total interest income increased by $16.8 million, or 10.0%, on a taxable equivalent basis, to $185.0 million due to increases in both average interest earning assets and the average yield earned on interest earning assets. Average interest earning assets increased by $186.9 million, or 3.2%, to $6.087 billion for the six months ended June 30, 2006 from $5.900 billion for the six months ended June 30, 2005. The average yield on interest earnings assets increased to 6.15% from 5.70%, on a taxable equivalent basis.
Interest income on loans receivable increased by $7.7 million, or 5.8%, on a taxable equivalent basis, to $141.3 million because of an increase in the average balance of $80.5 million, or 1.9%, to $4.392 billion for the six months ended June 30, 2006 from $4.311 billion for the six months ended June 30, 2005 and the increase in the taxable equivalent yield to 6.54% from 6.19%. Average loans outstanding increased as a result of strong internal loan growth offset by the aforementioned loan sales as well as the acquisition of Maryland Permanent Bank with loans of approximately $64.0 million. The increase in average yield resulted primarily from interest rate increases in the Company’s adjustable rate consumer and commercial loan portfolios.
Interest income on mortgage-backed securities increased by $2.2 million, or 17.5%, to $15.1 million, primarily because of an increase in the average yield to 4.66% from 3.73%. The effect of the increase in average yield was partially offset by a decrease in the average balance of $40.9 million, or 6.0%, to $646.1 million. The average yield on mortgage-backed securities, many of which have adjustable rates of interest, increased in response to the recent increases in short-term interest rates. The average balance decreased when funds received from principal and interest payments were used to fund purchases of other investment securities.
Interest income on investment securities increased by $4.2 million, or 21.3%, to $23.7 million, on a taxable-equivalent basis, because of an increase in the average balance of $82.6 million, or 11.0%, to $830.4 million for the six months ended June 30, 2006 from $747.8 million for the six months ended June 30, 2005 and an increase in the average yield to 5.71% from 5.23%, on a taxable equivalent basis. The increase in the average balance is primarily due to the Company purchasing investments during a period of generally higher interest rates.
Interest income on interest-earning deposits increased by $2.4 million, or 142.4%, primarily because of an increase in the average yield to 4.50% from 2.83%. The effect of the increase in the average yield was assisted by an increase in the average balance of $63.3 million, or 52.4%, to $184.0 million for the six-month period ended June 30, 2006 from $120.7 million for the six-month period ended June 30, 2005. The increase in average yield was primarily due to the continued increases in short-term interest rates. The increase in average balance resulted from the Company investing the proceeds of the loan sales in overnight funds while the Company deployed the funds into higher yielding loans and other investment securities.
Interest Expense
Total interest expense increased by $19.4 million, or 27.5%, to $90.1 million due to an increase in the average cost of interest-bearing liabilities to 3.26% from 2.57% and an increase in the average balance of interest-bearing liabilities of $115.9 million, or 2.1%, to $5.580 billion. The increase in the cost of funds resulted primarily from an increase in the average cost of certificates of deposit, as well as an increase in the rate paid on most other deposit products. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase in trust preferred debt as the balance of deposit accounts remained relatively flat. The Company continues to experience a shift from savings and money market accounts into certificate of deposit accounts.
Net Interest Income
Net interest income decreased by $2.6 million, or 2.7%, on a taxable equivalent basis, to $94.9 million from $97.5 million during the prior year period. This decrease in net interest income was attributable to the factors discussed above which resulted in the Company’s net interest rate spread decreasing to 2.89%, from 3.13% and the net interest margin declining to 3.17% from 3.31%.
Provision for Loan Losses
The provision for loan losses decreased by $1.4 million, or 25.1%, to $4.2 million for the six months ended June 30, 2006. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
Noninterest income increased by $7.3 million, or 43.1%, to $24.2 million for the current six-month period from $16.9 million for the same period in the prior fiscal year. This increase was primarily due to an increase in the gain on sale of loans of $3.8 million as the Company recorded a substantial gain on the sale of education loans in March 2006. Service charges and fees increased $3.8 million, or 43.6%, to $12.6 million for the six-month period ended June 30, 2006 from $8.8 million for the six-month period ended June 30, 2005. This increase is primarily due to the July 2005 implementation of the Company’s courtesy overdraft program.
Noninterest Expense
Noninterest expense increased by $4.5 million, or 6.8%, to $70.1 million from $65.6 million for the same period in the prior year. All major expense categories, except marketing and amortization of intangible assets, increased as a result of the significant growth of the Company’s retail network; the expansion of its investment management, trust and brokerage services; and the addition of new products and services. The largest increases were in compensation and employee benefits expense. Compensation and employee benefits increased as a result of the continued increase in health care costs, normal annual merit increases in salaries and the addition of approximately 80 full-time equivalent employees. Management believes that despite these increases in costs due to expansion, progress has been made in controlling operating expense as the ratio of operating expense to average assets remains slightly above 2.0%.

Income Taxes
The provision for income taxes for the six months ended June 30, 2006 increased by $344,000, or 3.0%, compared to the same period last year. This increase in income tax expense is primarily due to an increase in income before income taxes of $1.3 million, or 3.3%, to $40.6 million from $39.3 million.
Recently Issued Accounting Standards
Share-Based Payments: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R is a revision of the FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and any related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005, which for the Company was the transition period beginning on July 1, 2005. SFAS 123R applies to all awards granted after July 1, 2005 and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, $4.3 million, was recognized as of July 1, 2005. The Company adopted the provision of SFAS 123R using the modified version of retrospective application. Under this transition method, the Company will recognize compensation costs as stock option grants vest. See the Basis of Presentation and Informational Disclosure section of this quarterly report for analysis on the effect of this new standard on the Company’s financial statements.
Accounting for Servicing of Financial Assets: In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). This standard requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. SFAS 156 is effective for years beginning after September 15, 2006. The adoption of this Statement is not expected to have a material impact on the Company’s financial condition or operations.
Accounting for Uncertainty in Income Taxes: In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for years beginning after December 15, 2006. The adoption of this Interpretation in not expected to have a material impact on the Company’s financial condition or operations.

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

	Three months ended June 30,
	2006			2005
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest earning assets:
Loans receivable (a) (b) (d)	$4,270,626	$69,620	6.61%	$4,349,403	$67,400	6.20%
Mortgage-backed securities (c)	$708,299	$8,456	4.78%	$652,551	$6,147	3.77%
Investment securities (c) (d) (e)	$884,751	$12,664	5.73%	$748,965	$9,780	5.22%
FHLB stock	$35,823	$470	5.25%	$33,055	$231	2.80%
Other interest earning deposits	$198,852	$2,309	4.59%	$116,241	$880	2.99%

Total interest earning assets	$6,098,351	$93,519	6.20%	$5,900,215	$84,438	5.72%

Noninterest earning assets (f)	$453,663			$444,682

TOTAL ASSETS	$6,552,014			$6,344,897

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	$912,008	$3,239	1.42%	$1,065,582	$3,714	1.40%
Now accounts	$670,012	$2,318	1.39%	$681,785	$1,618	0.95%
Money market demand accounts	$565,399	$4,673	3.32%	$648,361	$3,250	2.01%
Certificate accounts	$2,827,429	$27,649	3.92%	$2,525,799	$20,709	3.29%
Borrowed funds (g)	$415,470	$4,769	4.60%	$426,130	$4,866	4.58%
Debentures	$205,156	$3,884	7.49%	$102,062	$2,079	8.06%

Total interest bearing liabilities	$5,595,474	$46,532	3.34%	$5,449,719	$36,236	2.67%

Noninterest bearing liabilities	$366,083			$320,389

Total liabilities	$5,961,557			$5,770,108

Shareholders’ equity	$590,457			$574,789

TOTAL LIABILITIES AND EQUITY	$6,552,014			$6,344,897

Net interest income/ Interest rate spread		$46,987	2.86%		$48,202	3.05%

Net interest earning assets/ Net interest margin	$502,877		3.14%	$450,496		3.27%

Ratio of interest earning assets to interest bearing liabilities	1.09X			1.08X

(a)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a taxable equivalent basis.

(e)	Average balances include Fannie Mae and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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
Three months ended June 30, 2006 and 2005

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$3,504	$(1,284)	$2,220
Mortgage-backed securities	$1,714	$595	$2,309
Investment securities	$1,025	$1,859	$2,884
FHLB stock	$212	$27	$239
Other interest-earning deposits	$637	$792	$1,429

Total interest-earning assets	$7,092	$1,989	$9,081

Interest-bearing liabilities:
Savings accounts	$70	$(545)	$(475)
Now accounts	$741	$(41)	$700
Money market demand accounts	$2,109	$(686)	$1,423
Certificate accounts	$4,229	$2,711	$6,940
Borrowed funds	$26	$(123)	$(97)
Debentures	$(295)	$2,100	$1,805

Total interest-bearing liabilities	$6,880	$3,416	$10,296

Net change in net interest income	$212	$(1,427)	$(1,215)

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

	Six months ended June 30,
	2006				2005
				Avg.				Avg.
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost
ASSETS:
Interest earning assets:
Loans receivable (a) (b) (d)	$4,391,607		$141,257	6.54%	$4,311,105		$133,535	6.19%
Mortgage-backed securities (c)	$646,131		$15,061	4.66%	$687,080		$12,816	3.73%
Investment securities (c) (d) (e)	$830,442		$23,700	5.71%	$747,842		$19,538	5.23%
FHLB stock	$34,388		$779	4.53%	$32,936		$564	3.42%
Other interest earning deposits	$184,001		$4,162	4.50%	$120,724		$1,717	2.83%

Total interest earning assets	$6,086,569		$184,959	6.15%	$5,899,687		$168,170	5.70%

Noninterest earning assets (f)	$429,265				$443,932

TOTAL ASSETS	$6,515,834				$6,343,619

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	$919,916		$6,494	1.42%	$1,073,248		$7,177	1.35%
Now accounts	$661,945		$4,313	1.31%	$673,613		$3,006	0.90%
Money market demand accounts	$572,608		$8,708	3.07%	$679,891		$6,536	1.94%
Certificate accounts	$2,803,466		$53,452	3.84%	$2,502,668		$40,034	3.23%
Borrowed funds (g)	$417,136		$9,488	4.59%	$432,839		$9,797	4.56%
Debentures	$205,156		$7,619	7.39%	$102,062		$4,115	8.02%

Total interest bearing liabilities	$5,580,227		$90,074	3.26%	$5,464,321		$70,665	2.57%

Noninterest bearing liabilities	$346,021				$309,636

Total liabilities	$5,926,248				$5,773,957

Shareholders’ equity	$589,586				$569,662

TOTAL LIABILITIES AND EQUITY	$6,515,834				$6,343,619

Net interest income/ Interest rate spread			$94,885	2.89%			$97,505	3.13%

Net interest earning assets/ Net interest margin	$506,342			3.17%	$435,366			3.31%

Ratio of interest earning assets to interest bearing liabilities	1.09	X			1.08	X

(a)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a taxable equivalent basis.

(e)	Average balances include Fannie Mae and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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
Six months ended June 30, 2006 and 2005

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$5,181	$2,541	$7,722
Mortgage-backed securities	$3,200	$(955)	$2,245
Investment securities	$1,904	$2,258	$4,162
FHLB stock	$186	$29	$215
Other interest-earning deposits	$1,280	$1,165	$2,445

Total interest-earning assets	$11,751	$5,038	$16,789

Interest-bearing liabilities:
Savings accounts	$399	$(1,082)	$(683)
Now accounts	$1,383	$(76)	$1,307
Money market demand accounts	$3,804	$(1,632)	$2,172
Certificate accounts	$8,145	$5,273	$13,418
Borrowed funds	$48	$(357)	$(309)
Debentures	$(653)	$4,157	$3,504

Total interest-bearing liabilities	$13,126	$6,283	$19,409

Net change in net interest income	$(1,375)	$(1,245)	$(2,620)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a savings bank holding company, the Company’s primary market risk is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company’s interest sensitive liabilities typically have repricing periods or maturities of short duration, the Company has attempted to shorten the maturities of its assets by emphasizing the origination of short-term, or variable-rate consumer loans, one-to-four family residential mortgage loans with terms of 15 years or less and adjustable rate mortgage loans, and commercial loans with either short maturities or variable rates. In addition, the Company has purchased shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.
The Company has an Asset/ Liability Committee consisting of several members of senior management which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and the Company’s balance sheet structure. On a quarterly basis, this Committee also reviews the Company’s interest rate risk position.
The Company also has a Risk Management Committee comprised of certain members of the Board of Directors which meets quarterly and reviews, among other things, interest rate risks and trends, the Company’s interest sensitivity position, the Company’s liquidity position and the market risk inherent in the Company’s investment portfolio.
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
The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at June 30, 2006 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2006 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%

Projected percentage increase/ (decrease) in net income	6.3%	3.5%	11.2%	10.5%
Projected increase/ (decrease) in return on average equity	0.6%	0.3%	1.0%	1.0%
Projected increase/ (decrease) in earnings per share	$0.07	$0.04	$0.12	$0.12
Projected percentage increase/ (decrease) in market value of equity	(14.9)%	(29.4)%	8.9%	15.5%
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
Item 1A. Risk Factors
There have been no material changes made to the risk factors as previously disclosed in the Company’s 2005 Form 10-KT.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The following table discloses information regarding the Company’s repurchases of shares of common stock during the quarter ending June 30, 2006:

			Total number of	Maximum number
			shares purchased as	of shares yet
			part of a publicly	to be purchased
	Number of shares	Average price	announced repurchase	under the plan
Month	purchased	paid per share	plan (1)	(1)
April	—	$—	—	1,000,000
May	—	$—	—	1,000,000
June	—	$—	—	1,000,000

	—	$—

(1)	In February 2006, the Company announced a program to repurchase up to 1,000,000 of its outstanding shares. This program does not have an expiration date.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its Annual Meeting of Shareholders on May 17, 2006

(b)	The name of each director elected at the Annual Meeting is as follows:
Richard L. Carr
John M. Bauer
The name of each director whose term of office continued after the Annual Meeting is as follows:
Robert G. Ferrier
Richard E. McDowell
Joseph F. Long
William J. Wagner
Thomas K. Creal, III.
A. Paul King
(c)	The following matters were voted upon at the Annual Meeting:
(i)	Election of two directors of the Company:

	For	Withheld
Richard L. Carr	45,083,069	94,769
John M. Bauer	45,098,639	79,199
(ii)	Ratification of the appointment of KPMG LLP as the Company’s independent auditors for the year ending December 31, 2006.

For	Against	Withheld	Broker non-votes
45,049,115	55,843	72,876	- 0 -

Item 5. Other Information
Not applicable.
Item 6. Exhibits

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.
NORTHWEST BANCORP, INC.

Date: August 9, 2006	By:	/s/ William J. Wagner
William J. Wagner
Chief Executive Officer

Date: August 9, 2006	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr.
Chief Financial Officer