Form 10-Q
period 2006-09-30
NORTHWEST BANCORP INC
filed 2006-11-09
CIK 1042064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
     Common Stock ($.10 par value) 50,113,151 shares outstanding as of October 31, 2006

NORTHWEST BANCORP, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$93,681	83,685
Interest-earning deposits in other financial institutions	22,866	67,243
Federal funds sold and other short-term investments	5,084	1,164
Marketable securities available-for-sale (amortized cost of $810,857 and $616,792)	805,832	613,836
Marketable securities held-to-maturity (market value of $764,936 and $636,507)	762,183	634,258

Total cash and investments	1,689,646	1,400,186

Loans held for sale	22,902	2,272
Mortgage loans - one- to four- family	2,382,367	2,764,833
Commercial real estate loans	680,121	577,130
Consumer loans	1,126,750	1,160,930
Commercial business loans	204,703	150,515

Total loans receivable	4,416,843	4,655,680
Allowance for loan losses	(37,297)	(33,411)

Loans receivable, net	4,379,546	4,622,269

Federal Home Loan Bank stock, at cost	33,976	33,130
Accrued interest receivable	28,379	25,053
Real estate owned, net	5,432	4,872
Premises and equipment, net	103,426	96,981
Bank owned life insurance	109,759	106,737
Goodwill	155,672	150,485
Mortgage servicing rights	7,725	3,357
Other intangible assets	10,501	11,477
Other assets	19,186	22,760

Total assets	$6,543,248	6,477,307

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$314,311	289,427
Interest-bearing demand deposits	666,314	668,235
Savings deposits	1,424,625	1,531,916
Time deposits	2,894,384	2,738,901

Total deposits	5,299,634	5,228,479

Borrowed funds	387,179	417,356
Advances by borrowers for taxes and insurance	14,154	24,742
Accrued interest payable	6,854	4,387
Other liabilities	17,912	11,529
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	205,156	205,156

Total liabilities	5,930,889	5,891,649
Shareholders’ equity:
Preferred stock, $0.10 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.10 par value: 500,000,000 shares authorized, 51,128,199 and 51,076,836 issued, respectively	5,113	5,108
Paid-in capital	210,404	208,132
Retained earnings	421,870	389,985
Accumulated other comprehensive income:
Net unrealized loss on securities available-for-sale, net of income taxes	(2,217)	(384)
Treasury stock, at cost, 1,016,400 and 766,400 shares, respectively	(22,811)	(17,183)

	612,359	585,658

Total liabilities and shareholders’ equity	$6,543,248	6,477,307

See accompanying notes to consolidated financial statements — unaudited

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income:
Loans receivable	$72,286	69,009	212,699	201,844
Mortgage-backed securities	8,442	5,753	23,503	18,569
Taxable investment securities	8,295	5,336	23,069	16,161
Tax-free investment securities	3,346	2,984	9,654	9,014
Interest-earning deposits	996	655	5,158	2,372

Total interest income	93,365	83,737	274,083	247,960

Interest expense:
Deposits	40,854	31,594	113,821	88,347
Borrowed funds	8,550	6,795	25,657	20,707

Total interest expense	49,404	38,389	139,478	109,054
Net interest income	43,961	45,348	134,605	138,906
Provision for loan losses	2,237	2,411	6,403	7,974

Net interest income after provision for loan losses	41,724	42,937	128,202	130,932

Noninterest income:
Service charges and fees	6,829	5,776	19,414	14,540
Trust and other financial services income	1,296	1,080	3,936	3,259
Insurance commission income	616	648	1,878	1,849
Gain on sale of marketable securities, net	338	—	338	381
Gain (loss) on sale of loans, net	(12)	75	3,868	110
Gain on sale of real estate owned, net	508	487	632	1,241
Income from bank owned life insurance	1,088	1,086	3,239	3,224
Other operating income	709	513	2,239	1,954

Total noninterest income	11,372	9,665	35,544	26,558

Noninterest expense:
Compensation and employee benefits	19,993	17,473	59,222	53,779
Premises and occupancy costs	5,153	4,712	15,267	14,118
Office operations	2,931	3,016	9,417	8,668
Processing expenses	2,910	2,701	8,822	8,257
Advertising	737	713	2,024	2,686
Amortization of other intangible assets	1,013	975	2,955	3,025
Other expenses	2,541	2,865	7,671	7,542

Total noninterest expense	35,278	32,455	105,378	98,075

Income before income taxes	17,818	20,147	58,368	59,415
Federal and state income taxes	4,961	6,126	16,672	17,493

Net income	$12,857	14,021	41,696	41,922

Basic earnings per share	$0.26	0.28	0.84	0.83

Diluted earnings per share	$0.26	0.27	0.83	0.82

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
(dollars in thousands)
Three months ended September 30, 2005

					Accum.
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at June 30, 2005	50,843,805	$5,084	205,337	367,255	4,514	—	$582,190

Comprehensive income:
Net income	—	—	—	14,021	—	—	14,021
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	(2,630)	—	(2,630)

Total comprehensive income	—	—	—	14,021	(2,630)	—	11,391

Exercise of stock options	96,460	10	339	—	—	—	349

Stock-based compensation expense	—	—	542	—	—	—	542

Purchase of treasury stock	(25,000)	—	—	—	—	(560)	(560)

Dividends paid ($0.14 per share)	—	—	—	(2,849)	—	—	(2,849)

Ending balance at September 30, 2005	50,915,265	$5,094	206,218	378,427	1,884	(560)	$591,063

Three months ended September 30, 2006

					Accum.
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at June 30, 2006	50,097,207	$5,111	209,696	412,534	(9,800)	(22,811)	$594,730

Comprehensive income:
Net income	—	—	—	12,857	—	—	12,857
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	7,583	—	7,583

Total comprehensive income	—	—	—	12,857	7,583	—	20,440

Exercise of stock options	14,592	2	171	—	—	—	173

Stock-based compensation expense	—	—	537	—	—	—	537

Purchase of treasury stock	—	—	—	—	—	—	—

Dividends paid ($0.18 per share)	—	—	—	(3,521)	—	—	(3,521)

Ending balance at September 30, 2006	50,111,799	$5,113	210,404	421,870	(2,217)	(22,811)	$612,359

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
(dollars in thousands)
Nine months ended September 30, 2005

					Accum.
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at December 31, 2004	50,485,654	$5,049	202,788	347,848	7,449	—	$563,134

Comprehensive income:
Net income	—	—	—	41,922	—	—	41,922
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	(5,565)	—	(5,565)

Total comprehensive income	—	—	—	41,922	(5,565)	—	36,357

Exercise of stock options	176,380	18	726	—	—	—	744

Stock-based compensation expense, net of RRP shares issued	278,231	27	2,704	—	—	—	2,731

Purchase of treasury stock	(25,000)	—	—	—	—	(560)	(560)

Dividends paid ($0.38 per share)	—	—	—	(11,343)	—	—	(11,343)

Ending balance at September 30, 2005	50,915,265	$5,094	206,218	378,427	1,884	(560)	$591,063

Nine months ended September 30, 2006

					Accum.
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at December 31, 2005	50,310,436	$5,108	208,132	389,985	(384)	(17,183)	$585,658

Comprehensive income:
Net income	—	—	—	41,696	—	—	41,696
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	(1,833)	—	(1,833)

Total comprehensive income	—	—	—	41,696	(1,833)	—	39,863

Exercise of stock options	51,363	5	471	—	—	—	476

Stock-based compensation expense	—	—	1,801	—	—	—	1,801

Purchase of treasury stock	(250,000)	—	—	—	—	(5,628)	(5,628)

Dividends paid ($0.50 per share)	—	—	—	(9,811)	—	—	(9,811)

Ending balance at September 30, 2006	50,111,799	$5,113	210,404	421,870	(2,217)	(22,811)	$612,359

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
OPERATING ACTIVITIES:
Net Income	$12,857	14,021	41,696	41,922
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,237	2,411	6,403	7,974
Net gain on sale of assets	(834)	(562)	(4,838)	(1,732)
Net depreciation, amortization and accretion	2,716	2,624	7,231	6,553
Decrease (increase) in other assets	771	2,358	(879)	3,240
Increase in other liabilities	2,822	4,013	8,461	3,452
Net amortization/ accretion of premium/ discount on marketable securities	(451)	705	(791)	2,117
Origination of loans held for sale	(46,927)	(47,621)	(107,169)	(93,192)
Proceeds from sale of loans held for sale	46,353	47,696	97,423	93,080
Noncash compensation expense related to stock benefit plans	537	542	1,801	1,526

Net cash provided by operating activities	20,081	26,187	49,338	64,940

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	—	—	(201,912)	—
Purchase of marketable securities available-for-sale	(2,695)	(3,632)	(257,916)	(71,184)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	18,327	33,016	70,635	105,497
Proceeds from maturities and principal reductions of marketable securities available-for-sale	28,227	61,467	75,377	151,890
Proceeds from sales of marketable securities, available-for-sale	5,288	—	5,288	9,943
Loan originations	(331,988)	(412,037)	(998,425)	(1,096,447)
Proceeds from loan maturities and principal reductions	270,075	289,053	820,765	806,883
Proceeds from sale of portfolio loans	—	—	481,301	—
Net (purchase) sale of FHLB stock	1,770	(762)	(666)	1,981
Proceeds from sale of real estate owned	2,405	3,489	5,314	8,439
Net (purchase) sale of real estate owned for investment	79	211	(13)	114
Purchase of premises and equipment	(2,412)	(2,158)	(9,593)	(7,710)
Acquisitions, net of cash received	—	—	(2,605)	—

Net cash used by investing activities	(10,924)	(31,353)	(12,450)	(90,594)

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	$(15,291)	6,515	(12,168)	6,919
Repayments of long-term borrowings	(35,015)	(14)	(45,044)	(32,542)
Net increase in short-term borrowings	7,027	206	15,414	4,418
Decrease in advances by borrowers for taxes and insurance	(17,766)	(17,027)	(10,588)	(8,745)
Cash dividends paid	(3,521)	(2,849)	(9,811)	(11,343)
Purchase of treasury stock	—	(560)	(5,628)	(560)
Proceeds from stock options exercised	173	349	476	744

Net cash used by financing activities	(64,393)	(13,380)	(67,349)	(41,109)

Net decrease in cash and cash equivalents	(55,236)	(18,546)	(30,461)	(66,763)

Cash and cash equivalents at beginning of period	$176,867	135,888	152,092	184,105
Net decrease in cash and cash equivalents	(55,236)	(18,546)	(30,461)	(66,763)

Cash and cash equivalents at end of period	121,631	117,342	121,631	117,342

Cash and cash equivalents:
Cash and due from banks	$93,681	90,204	93,681	90,204
Interest-earning deposits in other financial institutions	22,866	27,083	22,866	27,083
Federal funds sold and other short-term investments	5,084	55	5,084	55

Total cash and cash equivalents	121,631	117,342	121,631	117,342

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $36,013, $26,283 $98,669 and $74,941, respectively)	47,280	38,068	137,011	108,784

Income taxes	387	415	6,294	6,700

Business acquisitions:
Fair value of assets acquired	$—	—	86,673	—
Cash paid	—	—	(2,605)	—

Liabilities assumed	—	—	84,068	—

Non-cash activities:
Loans transferred to real estate owned	2,506	1,911	5,242	5,518

Sale of real estate owned financed by the Company	506	86	693	582

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(1) Basis of Presentation and Informational Disclosure
The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC, a federal mutual holding company, owns approximately 60% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the “Company”). The Company, a federally-chartered savings and loan holding company, is regulated by the Office of Thrift Supervision (“OTS”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”). At September 30, 2006, Northwest operated 158 community-banking offices throughout Pennsylvania, western New York, eastern Ohio, eastern Maryland and southern Florida. The Company changed its fiscal year end from June 30 to December 31 effective for the period ended December 31, 2005. As a result, the information provided for the nine months ended September 30, 2005 is presented for comparative purposes.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the necessary footnote information for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments have been included which are necessary for a fair presentation of financial position and results of operations. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Transition Report on Form 10-KT for the transition period ended December 31, 2005. Certain items previously reported have been reclassified to conform to the current period’s reporting format. The results of operations for the three months ended and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
Stock-Based Compensation
On July 1, 2005 the Company adopted Financial Accounting Standards 123 – (Revised December 2004), “Share-Based Payment” (“FAS 123(R)”) applying the modified retrospective transition method. Upon adoption the Company adjusted the September 30, 2005 paid-in capital and retained earnings balances by $4.3 million. There was no adjustment to deferred taxes. See the Company’s Transition Report on Form 10-KT for the six-month transition period ended December 31, 2005 for all required disclosures.
On March 16, 2005, the Company issued 278,231 shares to participants of the Northwest Bancorp, Inc. 2004 Recognition and Retention Plan (“RRP plan”). Awarded RRP plan shares vest over a five-year period beginning on March 16, 2005. On January 18, 2006 the Company awarded 158,333 options with a grant date fair value of $4.75 per option. At September 30, 2006 there was compensation expense of $4.0 million and $1.6 million, for the RRP and option plans, respectively, to be recognized. The RRP plan expense will be recognized over the next 4 years and the option expense will be recognized over the next 5 years. Stock-based employee compensation expense of $537,000 and $483,000 relating to the Company’s RRP and option plans is reflected in compensation expense for the three months September 30, 2006 and 2005, respectively. Stock-based employee compensation expense of $1.8 million and $1.5 million relating to the Company’s RRP and option plans is reflected in compensation expense during the nine months ended September 30, 2006 and 2005, respectively.
(2) Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Northwest, Northwest Consumer Discount Company, Northwest Finance Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Rid-Fed, Inc., Allegheny Services, Inc., Northwest Settlement Agency, LLC and Great Northwest Corporation. All significant intercompany items have been eliminated.

(3) Business Segments
The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banking segment includes the portion of the Company’s operations that offer a full array of traditional deposit and loan products, including mortgage, consumer and commercial loans, as well as trust, investment management and brokerage services. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, which operates 49 offices in Pennsylvania and two offices in southwestern New York and offers personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Allegheny Services, Inc. Net income is the primary measure used by management to measure segment performance. The following tables provide financial information for these segments. The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.
As of or for the three months ended:

	Community	Consumer
September 30, 2006 (in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$88,632	4,731	2	93,365
Intersegment interest income	2,170	—	(2,170)	—
Interest expense	46,245	2,235	924	49,404
Provision for loan losses	1,500	737	—	2,237
Noninterest income	10,629	622	121	11,372
Noninterest expense	33,136	2,006	136	35,278
Income tax expense (benefit)	5,889	160	(1,088)	4,961
Net income	14,661	215	(2,019)	12,857

Total assets	$6,505,033	125,628	(87,413)	6,543,248

	Community	Consumer
September 30, 2005 (in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$79,363	4,374	—	83,737
Intersegment interest income	1,658	—	(1,658)	—
Interest expense	36,232	1,729	428	38,389
Provision for loan losses	1,750	661	—	2,411
Noninterest income	8,929	672	64	9,665
Noninterest expense	30,414	1,897	144	32,455
Income tax expense (benefit)	6,609	275	(758)	6,126
Net income	14,945	484	(1,408)	14,021

Total assets	$6,297,323	122,675	(87,261)	6,332,737

*	Eliminations consist of intercompany loans, interest income and interest expense.

As of or for the nine months ended:

	Community	Consumer
September 30, 2006 (in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$260,142	13,920	21	274,083
Intersegment interest income	6,109	—	(6,109)	—
Interest expense	130,007	6,310	3,161	139,478
Provision for loan losses	4,500	1,903	—	6,403
Noninterest income	33,324	1,870	350	35,544
Noninterest expense	98,835	6,113	430	105,378
Income tax expense (benefit)	19,324	614	(3,266)	16,672
Net income	46,909	850	(6,063)	41,696

Total assets	$6,505,033	125,628	(87,413)	6,543,248

	Community	Consumer
September 30, 2005 (in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$234,953	12,931	76	247,960
Intersegment interest income	4,605	—	(4,605)	—
Interest expense	102,683	4,829	1,542	109,054
Provision for loan losses	6,120	1,854	—	7,974
Noninterest income	24,450	1,921	187	26,558
Noninterest expense	91,163	5,946	966	98,075
Income tax expense (benefit)	19,008	883	(2,398)	17,493
Net income	45,034	1,340	(4,452)	41,922

Total assets	$6,297,323	122,675	(87,261)	6,332,737

*	Eliminations consist of intercompany loans, interest income and interest expense.
(4) Goodwill and Other Intangible Assets
The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):
The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	September 30,	December 31,
	2006	2005
Amortizable in tangible assets:
Core deposit intangibles — gross	$24,475	$22,495
Less: accumulated amortization	(14,453)	(11,560)

Core deposit intangibles — net	$10,022	$10,935

Customer and Contract intangible assets — gross	1,881	1,881
Less: accumulated amortization	(1,402)	(1,339)

Customer and Contract intangible assets — net	$479	$542

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at June 30, 2005	$140,765	1,313	142,078
Goodwill acquired	8,407	—	8,407
Impairment losses	—	—	—

Balance at December 31, 2005	149,172	1,313	150,485
Goodwill acquired	5,187	—	5,187
Impairment losses	—	—	—

Balance at September 30, 2006	$154,359	1,313	155,672

The following information shows the actual aggregate amortization expense for the current quarter, the prior year’s quarter, the current nine-month period, the prior year nine-month period and prior year six-month transition period as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended 9/30/06	$1,013
For the three months ended 9/30/05	975
For the nine months ended 9/30/06	2,955
For the nine months ended 9/30/05	3,025
For the six-month transition period ended 12/31/05	1,932
For the year ending 12/31/06	3,941
For the year ending 12/31/07	3,405
For the year ending 12/31/08	2,653
For the year ending 12/31/09	1,683
For the year ending 12/31/10	968
For the year ending 12/31/11	608
(5) Guarantees
The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. At September 30, 2006, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $14.8 million, of which $13.1 million is fully collateralized. At September 30, 2006, the Company had a liability of $120,000 related to the standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.
(6) Earnings Per Share
Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering common stock equivalents or any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were no anti-dilutive options during the quarter ended September 30, 2006. The computation of basic and diluted earnings per share follows (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Reported net income	$12,857	14,021	41,696	41,922

Weight average common shares outstanding	49,888,893	50,887,516	49,889,432	50,764,103
Common stock equivalents due to effect of stock options	268,443	361,583	226,814	394,673

Total weighted average common shares and equivalents	50,157,336	51,249,099	50,116,246	51,158,776

Basic earnings per share:	$0.26	0.28	0.84	0.83

Diluted earnings per share:	$0.26	0.27	0.83	0.82

(7) Pension and Post-retirement benefits (in thousands):
Components of Net Periodic Benefit Cost

	Three months ended September 30,
	Pension Benefits		Other Post-retirement Benefits
	2006	2005	2006	2005
Service cost	$1,138	938	—	—
Interest cost	873	776	22	23
Expected return on plan assets	900	703	—	—
Amortization of transition asset	(10)	(10)	—	—
Amortization of prior service cost	20	20	—	—
Amortization of the net (gain) loss	189	166	9	8

Net periodic benefit cost	$1,310	1,187	31	31

	Nine months ended September 30,
	Pension Benefits		Other Post-retirement Benefits
	2006	2005	2006	2005
Service cost	$3,415	2,814	—	—
Interest cost	2,619	2,328	67	73
Expected return on plan assets	2,700	2,107	—	—
Amortization of transition asset	(30)	(30)	—	—
Amortization of prior service cost	59	40	—	—
Amortization of the net (gain) loss	566	496	26	22

Net periodic benefit cost	$3,929	3,541	93	95

The Company made a $1.2 million contribution to its pension plans during the nine months ended September 30, 2006. The Company intends to make an additional contribution to its defined benefit pension plan of $5.0 million in the fourth quarter of the year ending December 31, 2006. The amount of the contribution will be determined by actuarial computation.

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
Executive Summary
The Company’s total assets at September 30, 2006 were $6.543 billion, an increase of $65.9 million, or 1.0%, from $6.477 billion at December 31, 2005. This increase is primarily attributed to the acquisition of Maryland Permanent Bank during the quarter ended June 30, 2006.
Cash and investments increased by $289.5 million, or 20.7%, to $1.690 billion at September 30, 2006 from $1.400 billion at December 31, 2005 while net loans receivable decreased by $242.7 million, or 5.3%, to $4.380 billion at September 30, 2006 from $4.622 billion at December 31, 2005. During the nine-month period ended September 30, 2006, the Company sold approximately $578.7 million of one- to four- family first mortgage loans and education loans, resulting in a net gain of approximately $3.9 million. Deposits increased by $71.2 million, or 1.4%, to $5.300 billion at September 30, 2006 from $5.228 billion at December 31, 2005. This increase is primarily attributed to the acquisition of Maryland Permanent Bank.

Total shareholders’ equity at September 30, 2006 was $612.4 million, an increase of $26.7 million, or 4.6%, from $585.7 million at December 31, 2005. This increase was primarily attributable to net income for the nine-month period of $41.7 million which was partially offset by the unrealized loss on securities, net of tax, of $1.8 million, payment of cash dividends of $9.8 million and an increase in treasury stock as the Company repurchased 250,000 shares during the period for approximately $5.6 million.
Northwest is subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Northwest must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.
Quantitative measures, established by regulation to ensure capital adequacy, require Northwest to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).
September 30, 2006
(dollars in thousands)

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$578,428	15.33%	301,789	8.00%	377,236	10.00%

Tier I Capital (to risk weighted assets)	538,888	14.29%	150,894	4.00%	226,341	6.00%

Tier I Capital (leverage) (to average assets)	538,888	8.43%	191,784	3.00%*	319,640	5.00%
December 31, 2005
(dollars in thousands)

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$562,559	15.34%	293,334	8.00%	366,667	10.00%

Tier I Capital (to risk weighted assets)	526,976	14.37%	146,667	4.00%	220,000	6.00%

Tier I Capital (leverage) (to average assets)	526,976	8.39%	188,438	3.00%*	314,063	5.00%

*	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of September 30, 2006, the Company had not been advised of any additional requirements in this regard.
Northwest is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest’s internal liquidity requirements are based upon liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest has consistently maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at September 30, 2006 was 23.3%. The Company and Northwest adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.
The Company paid $9.8 million in cash dividends during the period, compared with $11.3 million in the prior year period. Beginning with the dividend payable on May 16, 2005, Northwest Bancorp, MHC, with the non-objection of the OTS, resumed its practice of waiving dividends payable from the Company when such dividends are not needed for regulatory capital, working capital or other purposes. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 69.2% in the current quarter on a dividend of $0.18 per share compared with 51.9% in the same quarter last year on a dividend of $0.14 per share. The Company has declared a dividend of $0.20 per share payable on November 16, 2006 to shareholders of record on November 2, 2006.
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

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One-to-four family residential loans	$10,276	12,179
Multifamily and commercial real estate loans	25,883	21,013
Consumer loans	5,255	8,322
Commercial business loans	4,034	1,502

Total	45,448	43,016

Total nonperforming loans as a percentage of loans receivable	1.03%	0.92%
Total real estate acquired through foreclosure and other real estate owned	5,432	4,872

Total nonperforming assets	50,880	47,888

Total nonperforming assets as a percentage of total total assets	0.78%	0.74%

A loan is considered to be impaired, as defined by SFAS No. 114 when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at September 30, 2006 and December 31, 2005 were $45.4 million and $43.0 million, respectively.

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
Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005
Net income for the three months ended September 30, 2006 was $12.9 million, or $0.26 per diluted share, a decrease of $1.1 million, or 8.3%, from $14.0 million, or $0.27 per diluted share, for the same quarter last year. The decrease in net income resulted primarily from a decrease in net interest income of $1.4 million and an increase in noninterest expense of $2.8 million, which were partially offset by an increase in noninterest income of $1.7 million.
Annualized, net income for the three months ended September 30, 2006 represents an 8.53% and 0.79% return on average equity and return on average assets, respectively, compared to 9.58% and 0.89% for the same quarter last year.
Interest Income
Total interest income increased by $9.9 million, or 11.5%, on a taxable equivalent basis, to $95.6 million due to increases in both average interest earning assets and the average yield earned on interest earning assets. Average interest earning assets increased by $188.0 million, or 3.2%, to $6.083 billion for the three months ended September 30, 2006 from $5.895 billion for the three months ended September 30, 2005. The average yield on interest earning assets increased to 6.26% from 5.82%.
Interest income on loans receivable increased by $3.3 million, or 4.8%, on a taxable equivalent basis, to $72.7 million primarily because the average rate increased to 6.61%, from 6.23%. This increase was partially offset by a decrease in the average balance of $84.4 million, or 1.9%, to $4.375 billion for the three months ended September 30, 2006 from $4.460 billion for the three months ended September 30, 2005. Average loans outstanding decreased primarily as a result of the aforementioned loan sales. The increase in average yield resulted primarily from the repricing of variable rate loans and the origination of new loans at rates higher than the average yield on the Company’s existing portfolio. In addition, the loan sales enabled the Company to shift the portfolio mix to higher yielding, shorter-term loans.
Interest income on mortgage-backed securities increased by $2.7 million, or 46.7%, to $8.4 million. This increase was primarily because of increases in the average balance of $98.8 million, or 16.6%, to $694.6 million and in average rate to 4.86% from 3.86%. The average balance increased primarily as a result of some of the funds received from the Company’s loan sales being invested in mortgage-backed securities. The increase in the average yield resulted primarily from the increase in short-term interest rates and the related repricing of floating rate bonds.
Interest income on investment securities increased by $3.3 million, or 33.7%, to $13.0 million, on a taxable-equivalent basis, because of increases in both the average balance and average yield. The average balance increased $174.2 million, or 23.8% to $907.2 million for the three-month period ended September 30, 2006 from $733.0 million for the three-month period ended September 30, 2005. The average yield increased to

5.72%, from 5.30%, on a taxable equivalent basis. The increases in both the average balance and average yield resulted from the Company using some of the proceeds from the sale of loans to purchase securities during a period of generally higher interest rates.
Interest income on interest-earning deposits increased by $341,000, or 52.1%, primarily because of an increase in the average yield to 5.41% from 3.51%. The effect of the increase in the average yield was offset by a decrease in the average balance of 979,000, or 1.3%, to $72.1 million for the three-month period ended September 30, 2006 from $73.1 million for the three-month period ended September 30, 2005. The increase in average yield was primarily due to the recent increases in short-term interest rates.
Interest Expense
Total interest expense increased by $11.0 million, or 28.7%, to $49.4 million due to an increase in the average cost of interest-bearing liabilities to 3.52% from 2.81%, and an increase in the average balance of interest-bearing liabilities of $156.7 million, or 2.9%, to $5.570 billion. The increase in the cost of funds resulted primarily from an increase in the cost of deposits to 3.26% from 2.56%, driven by an increase in the level of short-term interest rates. The Company also continued to see a shift in deposits from savings and money market accounts into certificates of deposit accounts. In addition, the Company issued $103 million of Trust Preferred Securities in the fourth quarter last year in anticipation of redeeming, in December 2006, the $102 million issued in 2001. This will significantly reduce the interest rate paid on the Trust Preferred Securities, but temporarily increase interest expense approximately $2.0 million each quarter in 2006.
Net Interest Income
Net interest income decreased by $1.2 million, or 2.4%, on a taxable equivalent basis, to $46.2 million from $47.4 million during the prior year period. This decrease in net interest income was attributable to the factors discussed above which caused a contraction in the Company’s net interest rate spread to 2.74%, from 3.01% and a decrease in the margin to 3.04% from 3.24%.
Provision for Loan Losses
The provision for loan losses decreased by $174,000, or 7.2%, to $2.2 million for the three months ended September 30, 2006. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
Noninterest income increased by $1.7 million, or 17.7%, to $11.4 million for the three-month period ended September 30, 2006 from $9.7 million for the three-month period ended September 30, 2005. This increase was primarily due to increases in service charges and fees on loan and deposit accounts as well as an increase in trust and other financial services income. Service charges and fees increased $1.1 million, or 18.2% primarily attributable to fees generated by the Company’s courtesy overdraft program that was implemented during July 2005. Trust and other financial services income increased $216,000, or 20.0%, is primarily due to an increase in assets under management.
Noninterest Expense
Noninterest expense increased by $2.8 million, or 8.7%, to $35.3 million from $32.5 million for the same quarter in the prior year. All major expense categories, except amortization of intangible assets, increased as a result of the growth of the Company’s retail network, the expansion of business banking and investment management and trust services and the addition of new products and services. The largest increase was in compensation and employee benefits expense. Compensation and employee benefits increased as a result of the continued increase in health care costs, normal annual merit increases in salaries and the continued growth of the Company’s employee base. The Company continues to hire commercial lending, business services and investment management personnel in an effort to improve its net interest margin and noninterest income.

Income Taxes
The provision for income taxes for the three months ended September 30, 2006 decreased by $1.2 million, or 19.0%, compared to the same period last year. This decrease in income tax expense is primarily due to a decrease in income before income taxes of $2.3 million, or 11.6%, to $17.8 million from $20.1 million. The Company’s effective tax rate for the quarter ended September 30, 2006 decreased to 27.8% from 30.4%. This decrease is attributed to a higher percentage of income coming from tax-free assets.
Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005
Net income for the nine months ended September 30, 2006 was $41.7 million, or $0.83 per diluted share, a decrease of $226,000, or less than 1%, from $41.9 million, or $0.82 per diluted share, for the same period in the prior year. The decrease in net income resulted primarily from a decrease in net interest income of $4.3 million, or 3.1%, to $134.6 million from $138.9 million and an increase in noninterest expense of $7.3 million, or 7.4%, to $105.4 million from $98.1 million, offset by an increase in noninterest income of $8.9 million, or 33.8%, to $35.5 million from $26.6 million and a decrease in the provision for loan losses of $1.6 million, or 19.7%, to $6.4 million from $8.0 million. Earnings per share increased as a result of the Company’s share purchase program. The Company has repurchased over 1.0 million shares and is still authorized to repurchase up to another 1.0 million shares.
Annualized, net income for the nine months ended September 30, 2006 represents a 9.34% and 0.85% return on average equity and return on average assets, respectively, compared to 9.73% and 0.88% for the same period in the prior fiscal year.
Interest Income
Total interest income increased by $26.7 million, or 10.5%, on a taxable equivalent basis, to $280.6 million due to increases in both average interest earning assets and the average yield earned on interest earning assets. Average interest earning assets increased by $183.2 million, or 3.1%, to $6.081 billion for the nine months ended September 30, 2006 from $5.898 billion for the nine months ended September 30, 2005. The average yield on interest earnings assets increased to 6.18% from 5.74%, on a taxable equivalent basis.
Interest income on loans receivable increased by $11.0 million, or 5.4%, on a taxable equivalent basis, to $214.0 million because of an increase in the taxable equivalent yield to 6.55% from 6.21% end to a lesser extent an increase in the average balance of $25.0 million, or 1.0%, to $4.386 billion for the nine months ended September 30, 2006 from $4.361 billion for the nine months ended September 30, 2005. Average loans outstanding increased as a result of strong internal loan growth offset by the aforementioned loan sales as well as the acquisition of Maryland Permanent Bank with loans of approximately $64.0 million. The increase in average yield resulted primarily from interest rate increases in the Company’s adjustable rate consumer and commercial loan portfolios.
Interest income on mortgage-backed securities increased by $4.9 million, or 26.6%, to $23.5 million, primarily because of an increase in the average yield to 4.73% from 3.77%. The effect of the increase in average yield was supplemented by a slight increase in the average balance of $5.8 million, or 1.0%, to $662.5 million. The average yield on mortgage-backed securities, many of which have adjustable rates of interest, increased in response to the recent increases in short-term interest rates.
Interest income on investment securities increased by $7.4 million, or 25.4%, to $36.7 million, on a taxable-equivalent basis, because of an increase in the average balance of $113.4 million, or 15.3%, to $856.3 million for the nine months ended September 30, 2006 from $742.9 million for the nine months ended September 30, 2005 and an increase in the average yield to 5.71% from 5.25%, on a taxable equivalent basis. The increase in both the average balance and average yield is primarily due to the Company purchasing investments during a period of generally higher interest rates.
Interest income on interest-earning deposits increased by $2.9 million, or 117.5%, primarily because of an increase in the average yield to 4.77% from 2.98%. The effect of the increase in the average yield was supplemented by an increase in the average balance of $37.9 million, or 36.1%, to $142.7 million for the nine-month period ended September 30, 2006 from $104.8 million for the nine-month period ended September 30, 2005. The increase in average yield was primarily due to the continued increases in short-term interest rates. The increase in average balance resulted from the Company investing the proceeds of the loan sales in overnight funds while the Company deployed the funds into higher yielding loans and other investment securities.
Interest Expense
Total interest expense increased by $30.4 million, or 27.9%, to $139.5 million due to an increase in the average cost of interest-bearing liabilities to 3.34% from 2.68% and an increase in the average balance of interest-bearing liabilities of $129.2 million, or 2.4%, to $5.577 billion. The increase in the cost of funds resulted primarily from an increase in the average cost of certificates of deposit, as well as an increase in the rate paid on most other deposit products. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase in trust preferred debt as the balance of deposit accounts remained relatively stable. The Company continues to experience a shift from savings and money market accounts into certificate of deposit accounts.
Net Interest Income
Net interest income decreased by $3.8 million, or 2.6%, on a taxable equivalent basis, to $141.1 million from $144.9 million during the prior year period. This decrease in net interest income was attributable to the factors discussed above which resulted in the Company’s net interest rate spread decreasing to 2.84%, from 3.06% and the net interest margin declining to 3.12% from 3.27%.
Provision for Loan Losses
The provision for loan losses decreased by $1.6 million, or 19.7%, to $6.4 million for the nine months ended September 30, 2006. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
Noninterest income increased by $8.9 million, or 33.8%, to $35.5 million for the current nine-month period from $26.6 million for the same period in the prior fiscal year. This increase was primarily due to an increase in the gain on sale of loans of $3.9 million as the Company recorded a substantial gain on the sale of education loans in March 2006. Service charges and fees increased $4.9 million, or 33.5%, to $19.4 million for the nine-month period ended September 30, 2006 from $14.5 million for the nine-month period ended September 30, 2005. This increase is primarily due to the implementation of the Company’s courtesy overdraft program and overall growth of the Company.
Noninterest Expense
Noninterest expense increased by $7.3 million, or 7.4%, to $105.4 million from $98.1 million for the same period in the prior year. All major expense categories, except marketing and amortization of intangible assets, increased as a result of the significant growth of the Company’s retail network; the expansion of its investment management, trust and brokerage services; and the addition of new products and services. The largest increases were in compensation and employee benefits expense. Compensation and employee benefits increased as a result of the continued increase in health care costs, normal annual merit increases in salaries and the addition of approximately 110 full-time equivalent employees. Management believes that despite these increases in costs due to expansion, progress has been made in controlling operating expense as the ratio of operating expense to average assets is 2.16%.

Income Taxes
The provision for income taxes for the nine months ended September 30, 2006 decreased by $821,000, or 4.7%, compared to the same period last year. This decrease in income tax expense is primarily due to a decrease in income before income taxes of $1.0 million, or 1.8%, to $58.4 million from $59.4 million. The Company’s effective tax rate for the nine months ended September 30, 2006 decreased to 28.6% from 29.4%. This decrease is attributed to a higher percentage of income coming from tax-free assets.
Recently Issued Accounting Standards
Accounting for Certain Hybrid Financial Instruments: In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). Among other things, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. This statement, which the Company does not anticipate having a material effect upon adoption, is effective for all financial instruments acquired or issued after the beginning of the Company’s fiscal year beginning January 1, 2007.
Accounting for Servicing of Financial Assets: In March 2006, the FASB issued Statement of Financial Standards No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement 140 (“SFAS 156”). SFAS 156 requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets and liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment of increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. For the Company, SFAS 156 is effective January 1, 2007. The Company intends to continue using the amortization method and as such does not anticipate that the adoption of this Statement will have a material effect on its financial condition or operations.
Fair Value Measurements: In September 2006, the FASB issued Statement of Financial Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, however, for some entities, the application of this Statement will change current practice. This statement, which the Company does not anticipate having a material effect upon adoption, is effective for years beginning after November 15, 2007 and interim periods within those fiscal years.
Accounting for Pensions and Other Postretirement Plans: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs pursuant to SFAS 87. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS 158 is effective for the year ending December 31, 2006. The year-end measurement requirement is effective for the Company at December 31, 2008. Upon adoption, the Company anticipates recording a liability and a corresponding reduction of shareholders’ equity of approximately $16.0 million.
Accounting for Uncertainty in Income Taxes: In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a material impact on the Company’s financial condition or operations.
Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements: In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Topic 1: Financial Statements, N. Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to express the staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts in the balance sheet. SAB 108 clarifies that both the “rollover” and “iron curtain” methods should be used in evaluating misstatements. This interpretation is effective immediately and the Company does not anticipate that this interpretation will have a material effect on the Company’s financial condition or operations.

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

	Three months ended September 30,
	2006			2005
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest earning assets:
Loans receivable (a) (b) (d)	$4,375,380	72,732	6.61%	4,459,732	69,408	6.23%
Mortgage-backed securities (c)	694,572	8,442	4.86%	595,799	5,753	3.86%
Investment securities (c) (d) (e)	907,239	12,982	5.72%	733,009	9,711	5.30%
FHLB stock	34,109	460	5.39%	33,768	216	2.56%
Other interest earning deposits	72,086	996	5.41%	73,065	655	3.51%

Total interest earning assets	6,083,386	95,612	6.26%	5,895,373	85,743	5.82%

Noninterest earning assets (f)	446,063			432,717

TOTAL ASSETS	6,529,449			6,328,090

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	873,375	3,148	1.43%	1,019,513	3,619	1.41%
Now accounts	656,201	2,413	1.46%	674,708	1,820	1.07%
Money market demand accounts	575,873	5,324	3.67%	614,451	3,696	2.39%
Certificate accounts	2,871,726	29,969	4.14%	2,591,753	22,459	3.44%
Borrowed funds (g)	387,720	4,492	4.60%	410,888	4,679	4.52%
Debentures	205,156	4,058	7.74%	102,062	2,116	8.12%

Total interest bearing liabilities	5,570,051	49,404	3.52%	5,413,375	38,389	2.81%

Noninterest bearing liabilities	356,759			329,575

Total liabilities	5,926,810			5,742,950

Shareholders’ equity	602,639			585,140

TOTAL LIABILITIES AND EQUITY	6,529,449			6,328,090

Net interest income/ Interest rate spread		46,208	2.74%		47,354	3.01%

Net interest earning assets/ Net interest margin	513,335		3.04%	481,998		3.24%

Ratio of interest earning assets to interest bearing liabilities	1.09X			1.09X

(a)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a taxable equivalent basis.

(e)	Average balances include Fannie Mae and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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
Three months ended September 30, 2006 and 2005

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$4,726	(1,402)	3,324
Mortgage-backed securities	1,612	1,077	2,689
Investment securities	870	2,401	3,271
FHLB stock	240	4	244
Other interest-earning deposits	355	(14)	341

Total interest-earning assets	7,803	2,066	9,869

Interest-bearing liabilities:
Savings accounts	56	(527)	(471)
Now accounts	661	(68)	593
Money market demand accounts	1,985	(357)	1,628
Certificate accounts	4,836	2,674	7,510
Borrowed funds	81	(268)	(187)
Debentures	(195)	2,137	1,942

Total interest-bearing liabilities	7,424	3,591	11,015

Net change in net interest income	379	(1,525)	(1,146)

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

	Nine months ended September 30,
	2006			2005
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest earning assets:
Loans receivable (a) (b) (d)	$4,385,655	213,989	6.55%	4,360,647	202,944	6.21%
Mortgage-backed securities (c)	662,502	23,503	4.73%	656,653	18,569	3.77%
Investment securities (c) (d) (e)	856,320	36,682	5.71%	742,898	29,248	5.25%
FHLB stock	34,295	1,238	4.81%	33,213	781	3.14%
Other interest earning deposits	142,709	5,158	4.77%	104,838	2,372	2.98%

Total interest earning assets	6,081,481	280,570	6.18%	5,898,249	253,914	5.74%

Noninterest earning assets (f)	438,438			440,132

TOTAL ASSETS	6,519,919			6,338,381

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	904,308	9,642	1.43%	1,055,337	10,796	1.37%
Now accounts	663,555	6,726	1.36%	673,978	4,826	0.96%
Money market demand accounts	570,154	14,032	3.29%	658,077	10,232	2.08%
Certificate accounts	2,826,463	83,421	3.95%	2,532,363	62,493	3.30%
Borrowed funds (g)	406,927	13,980	4.59%	425,522	14,476	4.55%
Debentures	205,156	11,677	7.51%	102,062	6,231	8.05%

Total interest bearing liabilities	5,576,563	139,478	3.34%	5,447,339	109,054	2.68%

Noninterest bearing liabilities	348,440			316,283

Total liabilities	5,925,003			5,763,622

Shareholders’ equity	594,916			574,759

TOTAL LIABILITIES AND EQUITY	6,519,919			6,338,381

Net interest income/ Interest rate spread		141,092	2.84%		144,860	3.06%

Net interest earning assets/ Net interest margin	504,918		3.12%	450,910		3.27%

Ratio of interest earning assets to interest bearing liabilities	1.09X			1.08X

(a)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a taxable equivalent basis.

(e)	Average balances include Fannie Mae and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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
Nine months ended September 30, 2006 and 2005

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$9,853	1,192	11,045
Mortgage-backed securities	4,748	186	4,934
Investment securities	2,771	4,663	7,434
FHLB stock	425	32	457
Other interest-earning deposits	1,673	1,113	2,786

Total interest-earning assets	19,470	7,186	26,656

Interest-bearing liabilities:
Savings accounts	456	(1,610)	(1,154)
Now accounts	2,006	(106)	1,900
Money market demand accounts	5,964	(2,164)	3,800
Certificate accounts	12,959	7,969	20,928
Borrowed funds	143	(639)	(496)
Debentures	(848)	6,294	5,446

Total interest-bearing liabilities	20,680	9,744	30,424

Net change in net interest income	(1,210)	(2,558)	(3,768)

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
The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at September 30, 2006 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2006 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.00%	2.00%	1.00%	2.00%

Projected percentage increase/ (decrease) in net income	(0.70)%	(4.20)%	4.90%	3.50%
Projected increase/ (decrease) in return on average equity	(0.10)%	(0.40)%	0.40%	0.30%
Projected increase/ (decrease) in earnings per share	$(0.01)	$(0.05)	$0.05	$0.04
Projected percentage increase/ (decrease) in market value of equity	(14.70)%	(28.50)%	8.20%	15.80%

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
There were no changes in the Company’s internal controls over financial reporting during the period covered by this report or in other factors that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

b.) Not applicable.

c.) The following table discloses information regarding the Company’s repurchases of shares of common stock during the quarter ending September 30, 2006:

			Total number of shares
			purchased as part of a
	Number of shares	Average price	publicity announced	Maximum number of shares yet to
Month	purchased	paid per share	repurchase plan (1)	be purchased under the plan (1)

July	—	$—	—	1,000,000
August	—	$—	—	1,000,000
September	—	$—	—	1,000,000

	—	$—

(1)	In February 2006, the Company announced a program to repurchase up to 1,000,000 of its outstanding shares. This program does not have an expiration date.

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

NORTHWEST BANCORP, INC.

Date: November 9, 2006	By:	/s/ William J. Wagner
William J. Wagner
Chief Executive Officer

Date: November 9, 2006	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr.
Chief Financial Officer