Form 10-K
period 2006-12-31
NORTHWEST BANCORP INC
filed 2007-03-14
CIK 1042064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 000-23817
NORTHWEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

United States	23-2900888

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Liberty Street, Warren, Pennsylvania	16365

(Address of Principal Executive Offices)	Zip Code
(814) 726-2140
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.10 Par Value	NASDAQ Stock Market, LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐ .
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑
     As of February 28, 2007, there were 49,965,526 shares outstanding of the Registrant’s Common Stock, including 30,536,457 shares held by Northwest Bancorp, MHC, the Registrant’s mutual holding company.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2006, as reported by the Nasdaq Global Select Market, was approximately $518.4 million.
DOCUMENTS INCORPORATED BY REFERENCE
(1) Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant (Part III).

PART I
ITEM 1. BUSINESS
General
     Northwest Bancorp, Inc.
     Northwest Bancorp, Inc. is a Federal corporation formed on June 29, 2001, as the successor to a Pennsylvania corporation of the same name. Both the Federal corporation and its Pennsylvania predecessor are referred to as the “Company.” The Company became the stock holding company of Northwest Savings Bank (the “Bank”) in a transaction (the “Two-Tier Reorganization”) that was approved by the Bank’s stockholders in December of 1997, and completed in February of 1998. In the Two-Tier Reorganization, each share of the Bank’s common stock was converted into and became a share of common stock of the Company, par value $0.10 per share (the “Common Stock”), and the Bank became a wholly-owned subsidiary of the Company. Northwest Bancorp, MHC (the “Mutual Holding Company”), which owned a majority of the Bank’s outstanding shares of common stock immediately prior to completion of the Two-Tier Reorganization, became the owner of the same percentage of the outstanding shares of Common Stock of the Company immediately following the completion of the Two-Tier Reorganization. On September 10, 2004, in exchange for 100% of the outstanding shares of Leeds Federal Savings Bank (“Leeds”), the Company cancelled a $12.0 million loan receivable from, and issued 1,334,859 shares to, the Mutual Holding Company. Concurrent with the Company’s acquisition of Leeds, the Company merged it into the Bank. On November 15, 2004, in exchange for 100% of the outstanding shares of First Carnegie Deposit (“First Carnegie”), the Company issued 1,090,900 shares to the Mutual Holding Company. Concurrent with the Company’s acquisition of First Carnegie, the Company merged it into the Bank. On August 25, 2003, the Company completed an incremental stock offering whereby the Company cancelled 7,255,520 shares of the Company’s stock owned by the Mutual Holding Company and the Company sold the same number of shares in a subscription offering. The Mutual Holding Company owns approximately 61% of the Company’s outstanding shares. The Mutual Holding Company has received approval from the Office of Thrift Supervision (“OTS”) to waive its right to receive cash dividends from the Company during 2007. As of December 31, 2006, the primary activity of the Company was the ownership of all of the issued and outstanding common stock of the Bank.
     As of December 31, 2006, through the Bank, the Company operated 160 community-banking offices throughout its market area in northwest, southwest and central Pennsylvania, western New York, eastern Ohio, Maryland and Florida. The Company, through the Bank and its wholly owned subsidiaries, also operates 49 consumer lending offices throughout Pennsylvania and two consumer lending offices in New York. Historically, the Company has focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four- family residences. In an effort to reduce interest rate risk and improve profit margins, the Company has made a strategic decision to refocus its lending efforts more on shorter term consumer and commercial loans, while continuing to provide one- to four- family first mortgage loans to customers in its market area. With the change in lending emphasis, the Company has decided to sell certain loans originated by its retail offices.
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
     The Company’s website (www.northwestsavingsbank.com) contains a direct link to the Company’s filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings. Copies may also be obtained, without charge, by written request to Shareholder Relations, P.O. Box 128, 100 Liberty Street, Warren, Pennsylvania 16365.
     Northwest Savings Bank
     The Bank is a Pennsylvania-chartered stock savings bank headquartered in Warren, which is located in northwestern Pennsylvania. The Bank is a community-oriented institution offering traditional deposit and loan products, and through a wholly-owned subsidiary, consumer finance services. The Bank’s mutual savings bank predecessor was founded in 1896. The Bank in its current stock form was established on November 2, 1994, as a result of the reorganization (the “Reorganization”) of the Bank’s mutual predecessor into a mutual holding company structure. At the time of the Reorganization, the Bank issued a majority of its to-be outstanding shares of common stock to the Mutual Holding Company (which was formed in connection with the Reorganization) and sold a minority of its to-be outstanding shares to stockholders other than the Mutual Holding Company in a stock offering conducted as part of the Reorganization.
     The Bank’s principal executive office is located at 100 Liberty Street, Warren, Pennsylvania, and its telephone number at that address is (814) 726-2140.
     Market Area
     The Company has been, and intends to continue to be, an independent community-oriented financial institution offering a wide variety of financial services to meet the needs of the communities it serves. The Company is headquartered in Warren, Pennsylvania, which is located in the northwestern region of Pennsylvania, and has its highest concentration of deposits and loans in the portion of its office network located in northwestern Pennsylvania. Since the early 1990s, the Company has expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania. As of December 31, 2006, the Company operated in Pennsylvania 135 community banking offices and 49 consumer finance offices located in the counties of Allegheny, Armstrong, Bedford, Berks, Blair, Butler, Cambria, Cameron, Centre, Chester, Clarion, Clearfield, Clinton, Columbia, Crawford, Cumberland, Dauphin, Elk, Erie, Fayette, Forest, Huntingdon, Indiana, Jefferson, Lancaster, Lawrence, Lebanon, Luzerne, Lycoming, McKean, Mercer, Mifflin, Northumberland, Potter, Schuylkill, Tioga, Venango, Warren, Washington, Westmoreland and York. In addition, the Company operated in Ohio five community banking offices located in the counties of Ashtabula, Geauga and Lake, 14 community banking offices located in the New York counties of Chautauqua, Erie, Monroe and Cattaraugus, four community banking offices in the Maryland counties of Baltimore, Anne Arundel and Howard and two community banking offices in Broward County, Florida. The Company, through the Bank and its subsidiaries, also operates two consumer finance offices in southwestern New York.
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
     In an effort to manage interest rate risk, the Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as adjustable-rate mortgage loans and home equity loans, and by originating short-term and medium-term fixed-rate consumer loans. Another emphasis of the Company in recent years has been the origination of commercial real estate and commercial business loans. The Company also purchases mortgage-backed securities and other types of investment securities that generally have short maturities or adjustable interest rates. Because the Company also originates a substantial amount of long-term fixed-rate mortgage loans collateralized by one- to four-family residential real estate, when possible, such loans are originated and underwritten according to standards that allow the Company to sell them in the secondary mortgage market for purposes of managing interest-rate risk and liquidity. The Company currently sells in the secondary market a limited amount of fixed-rate residential mortgage loans with maturities of more than 15 years, and generally retains all adjustable-rate mortgage loans and fixed-rate residential mortgage loans with maturities of 15 years or less. Although the Company is selling an increasing amount of the mortgage loans that it originates, it continues to be a portfolio lender and at any one time the Company holds only a nominal amount of loans identified as available-for-sale. The Company retains servicing on the mortgage loans it sells and realizes monthly service fee income. The Company generally retains in its portfolio all consumer loans, multifamily residential and commercial real estate loans, and commercial business loans that it originates.

Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company’s loan portfolio by type of loan as of the dates indicated.

	At December 31,				At June 30,
	2006		2005		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)				(Dollars in Thousands)
Real estate:
One- to four-family	$2,411,024	53.5%	2,805,900	59.5%	2,693,174	60.3%	2,615,328	63.1%	2,285,151	65.1%	2,056,105	66.9%
Multifamily and commercial	701,951	15.6	594,503	12.6	534,224	11.9	454,606	11.0	377,507	10.8	304,456	9.9

Total real estate loans	3,112,975	69.1	3,400,403	72.1	3,227,398	72.2	3,069,934	74.1	2,662,658	75.9	2,360,561	76.8
Consumer:
Automobile	138,401	3.1	144,519	3.1	138,102	3.1	120,887	2.9	119,778	3.4	117,240	3.8
Home improvement	887,352	19.7	780,451	16.5	737,619	16.5	588,192	14.2	387,698	11.1	293,865	9.6
Education loans	11,973	0.3	120,504	2.5	112,462	2.5	95,599	2.3	90,485	2.6	84,817	2.8
Loans on savings accounts	10,313	0.2	9,066	0.2	8,500	0.2	8,038	0.2	7,879	0.2	7,733	0.2
Other (1)	109,303	2.4	106,390	2.3	102,787	2.3	112,163	2.7	107,522	3.1	113,570	3.7

Total consumer loans	1,157,342	25.7	1,160,930	24.6	1,099,470	24.6	924,879	22.3	713,362	20.4	617,225	20.1
Commercial business	235,311	5.2	157,572	3.3	142,391	3.2	149,509	3.6	130,694	3.7	95,968	3.1

Total loans receivable, gross	4,505,628	100.0%	4,718,905	100.0%	4,469,259	100.0%	4,144,322	100.0%	3,506,714	100.0%	3,073,754	100.0%

Deferred loan fees	(3,027)		(3,877)		(4,257)		(6,630)		(7,402)		(2,938)
Undisbursed loan proceeds	(52,505)		(59,348)		(56,555)		(53,081)		(42,272)		(36,168)
Allowance for loan losses (real estate loans)	(17,936)		(16,875)		(15,918)		(15,113)		(13,660)		(11,703)
Allowance for loan losses (other loans)	(19,719)		(16,536)		(15,645)		(15,557)		(13,506)		(10,339)

Total loans receivable, net	$4,412,441		4,622,269		4,376,884		4,053,941		3,429,874		3,012,606

(1)	Consists primarily of secured and unsecured personal loans.
     Loan Maturity and Repricing Schedule. The following table sets forth the maturity or period of repricing of the Company’s loan portfolio at December 31, 2006. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

		Between	Between	Between
	Within 1 Year	1-2 Years	2-3 Years	3-5 Years	Beyond 5 Years	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$205,308	120,731	115,204	235,035	1,734,746	$2,411,024
Multifamily and commercial	260,232	114,268	77,112	159,816	90,523	701,951
Consumer loans	314,660	129,407	117,721	194,727	400,827	1,157,342
Commercial business loans	87,236	38,306	25,850	53,574	30,345	235,311

Total loans	$867,436	402,712	335,887	643,152	2,256,441	$4,505,628

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2006, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2007. Adjustable- and floating-rate loans are included in the table based on the contractual due date of the loan.

	Fixed	Adjustable	Total
		(In Thousands)
Real estate loans:
One- to four-family residential	$2,203,897	87,065	$2,290,962
Multifamily and commercial	153,070	451,951	605,021
Consumer loans	832,880	113,754	946,634
Commercial business loans	45,493	157,325	202,818

Total loans	$3,235,340	810,095	$4,045,435

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
     The Company’s fixed-rate loans, whenever possible, are originated and underwritten according to standards that permit sale into the secondary mortgage market. Whether the Company can or will sell fixed-rate loans into the secondary market, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Company’s current liquidity and interest rate sensitivity position. The Company historically has been primarily a portfolio lender, and at any one time the Company has held only a nominal amount of loans that may be sold. The Company’s current strategy is to grow the portfolios of other types of loans more than it grows its portfolio of long-term fixed-rate mortgages. With this in mind, it currently retains in its portfolio fixed-rate loans with terms of 15 years or less, and sells a proportionate amount of fixed-rate loans (servicing retained) with terms of more than 15 years. The Company’s mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option, usually without a prepayment penalty.
     The Company currently offers adjustable-rate mortgage loans with initial interest rate adjustment periods of one, three and five years, based on changes in a designated market index. The Company determines whether a borrower qualifies for an adjustable-rate mortgage loan based on the fully indexed rate of the adjustable-rate mortgage loan at the time the loan is originated. One- to four-family residential adjustable-rate mortgage loans totaled $64.4 million, or 1.4% of the Company’s gross loan portfolio at December 31, 2006.
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

     Some financial institutions acquired by the Company include loans that are serviced by others and secured by one- to four-family residences. At December 31, 2006, the Company’s portfolio of loans serviced by others totaled $17.1 million. The Company currently has no formal plans to enter into new loan participations.
     Included in the Company’s $2.4 billion portfolio of one- to four-family residential real estate loans are construction loans of $27.4 million, or 1.1% of the Company’s total loan portfolio. The Company offers fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one- to four-family residences in the Company’s market area to builders or to owners who have a contract for construction. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. During the construction phase the loans have a fixed interest rate and convert into either a fixed-rate or an adjustable-rate mortgage loan at the end of the construction period. Advances are made as construction is completed. In addition, the Company originates loans within its market area that are secured by individual unimproved or improved lots. Land loans are currently offered with fixed-rates for terms of up to 10 years. The maximum loan-to-value ratio for the Company’s land loans is 75% of the appraised value, and the maximum loan-to-value ratio for the Company’s construction loans is 95% of the lower of cost or appraised value.
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
     Multifamily Residential and Commercial Real Estate Loans. The Company’s multifamily residential real estate loans are secured by multifamily residences, such as rental properties. The Company’s commercial real estate loans are secured by nonresidential properties such as hotels, church property, manufacturing facilities and retail establishments. At December 31, 2006, a significant portion of the Company’s multifamily residential and commercial real estate loans were secured by properties located within the Company’s market area. The Company’s largest multifamily residential real estate loan relationship at December 31, 2006, had a principal balance of $4.3 million, and was collateralized by real estate in Brighton, New York. This loan was performing in accordance with its terms as of December 31, 2006. The Company’s largest commercial real estate loan relationship at December 31, 2006, had a principal balance of $26.1 million and was collateralized by several hotels and retail stores. This loan was performing in accordance with its terms as of December 31, 2006. Multifamily residential and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates. The terms of each multifamily residential and commercial real estate loan are negotiated on a case-by-case basis. The Company generally makes multifamily residential and commercial real estate loans up to 75% of the appraised value of the property collateralizing the loan.
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
     Consumer Loans. The principal types of consumer loans offered by the Company are adjustable-rate home equity lines of credit and fixed-rate consumer loans such as second mortgage loans, home equity loans, automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by deposit accounts. Consumer loans are offered with maturities generally of less than ten years. Generally, the Company’s home equity lines of credit are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less. Such loans are offered on an adjustable-rate basis with terms of up to twenty years. At December 31, 2006, the disbursed portion of home equity lines of credit totaled $144.5 million, or 12.5%, of consumer loans, with $212.9 million remaining undisbursed.
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
     Commercial Business Loans. The Company currently offers commercial business loans to finance various activities in the Company’s market area, some of which are secured in part by additional real estate collateral. At December 31, 2006 the largest commercial business loan relationship had a principal balance of $10.2 million, and was secured by all fixed assets, all accounts and assignment of trust of a community hospital.
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
     Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, mortgage brokers and walk-in customers. During 2006, all of the Company’s loan originators were salaried employees, and the Company did not pay commissions in connection with loan originations. Beginning in 2007, the Company implemented a program whereby certain commercial lenders are paid commissions based on predetermined goals. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, an in-house appraiser or an appraiser approved by the Company, appraises the real estate intended to secure the proposed loan. A loan processor in the Company’s loan department checks the loan application file for accuracy and completeness, and verifies the information provided. The Company has a formal loan policy, which assigns lending limits to the Company’s various loan officers. Also, the Company has a Credit Committee that meets quarterly to review the assigned lending limits and to monitor the Company’s lending policies and loan activity. The Company has a Senior Loan Committee, which has lending authority as designated in the Company’s loan policy that is approved by the Board of Directors. Loans exceeding the limits established for the Senior Loan Committee must be approved by the Executive Committee of the Board of Directors or by the entire Board of Directors. The Company’s policy is to make no loans either individually or in the aggregate to one entity in excess of $15.0 million. Exceptions to this policy are permitted with the prior approval from the Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and at the discretion of the Company, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2006, the Company had commitments to originate $82.9 million of loans.
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
     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. To the extent that loans are originated or acquired for the Company’s portfolio, Statement of Financial Accounting Standards No. 91 (“SFAS 91”) requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2006 the Company had $3.0 million of net deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the marketplace, which in turn respond to the demand and availability of money.

     In addition to loan origination fees, the Company also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from operations of real estate owned (“REO”). The Company recognized fees and service charges of $26.3 million, $11.9 million, $16.8 million and $14.1 million, for the year ended December 31, 2006, the six months ended December 31, 2005 and for the fiscal years ended June 30, 2005 and 2004, respectively.
     Loans-to-One Borrower. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2006, the largest aggregate amount loaned by the Company to one borrower totaled $26.1 million and was secured by several hotels and retail stores. The Company’s second largest lending relationship totaled $13.9 million and was secured by commercial real estate. The Company’s third largest lending relationship totaled $12.5 million and was secured by commercial real estate. The Company’s fourth largest lending relationship totaled $10.9 million and was secured by commercial real estate. The Company’s fifth largest lending relationship totaled $10.2 million and was secured by fixed assets, accounts and assignment of trust.
Delinquencies and Classified Assets
     Collection Procedures. The Company’s collection procedures provide that when a loan is five days past due, a computer-generated late notice is sent to the borrower requesting payment. If delinquency continues, at 15 days a delinquent notice, plus a notice of a late charge, is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency. Also, plans to arrange a repayment plan are made. If a loan becomes 60 days past due, a collection letter is sent, personal contact is attempted, and the loan becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is given information, which provides access to consumer counseling services, to the extent required by regulations of the Department of Housing and Urban Development. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.
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

     Loans Past Due and Nonperforming Assets. The following table sets forth information regarding the Company’s loans 30 days or more past due, nonaccrual loans 90 days or more past due, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more, the Company fully reserves all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Company did not have any material restructured loans within the meaning of SFAS 15. A large number of one- to four- family mortgage loans are due on the first day of the month. Effective December 31, 2005, the Company changed its fiscal year-end from June 30 (a 30-day month) to December 31 (a 31-day month) causing the loans that are 30 to 59 days delinquent to increase dramatically compared to prior fiscal year ends because of the additional day.

	At December 31,			At June 30,
	2006		2005	2005	2004	2003	2002
	Number	Balance
	(Dollars in Thousands)
Loans past due 30 days to 59 days:
One- to four-family residential loans	352	$24,078	26,290	3,941	5,765	3,830	4,068
Multifamily and commercial loans	68	7,975	4,924	5,198	2,201	1,291	1,278
Consumer loans	950	9,096	12,053	5,611	4,877	3,832	3,243
Commercial business loans	60	4,325	2,450	1,000	782	308	165

Total loans past due 30 days to 59 days	1,430	$45,474	45,717	15,750	13,625	9,261	8,754

Loans past due 60 days to 89 days:
One- to four-family residential loans	93	5,970	9,156	4,687	4,925	3,998	3,478
Multifamily and commercial loans	26	3,846	3,399	8,156	1,023	873	269
Consumer loans	276	2,833	3,773	3,134	2,032	1,920	1,604
Commercial business loans	16	501	263	279	309	159	35

Total loans past due 60 days to 89 days	411	$13,150	16,591	16,256	8,289	6,950	5,386

Loans past due 90 days or more (1):
One- to four-family residential loans	188	10,334	12,179	11,507	11,322	11,267	7,278
Multifamily and commercial loans	75	18,982	21,013	15,610	13,823	11,975	2,407
Consumer loans	586	4,578	8,322	5,514	4,536	4,912	3,991
Commercial business loans	45	6,631	1,502	979	2,824	4,602	2,124

Total loans past due 90 days or more	894	$40,525	43,016	33,610	32,505	32,756	15,800

Total loans 30 days or more past due	2,735	$99,149	105,324	65,616	54,419	48,967	29,940

Total loans 90 days or more past due (1)	894	$40,525	43,016	33,610	32,505	32,756	15,800

Total REO	98	6,653	4,872	6,685	3,951	5,739	5,157

Total loans 90 days or more past due and REO	992	$47,178	47,888	40,295	36,456	38,495	20,957

Total loans 90 days or more past due to net loans receivable		0.92%	0.93%	0.77%	0.80%	0.96%	0.52%
Total loans 90 days or more past due and REO to total assets		0.72%	0.74%	0.64%	0.57%	0.68%	0.49%

(1)	The Company classifies as nonperforming all loans 90 days or more delinquent.
     During the year ended December 31, 2006, gross interest income of approximately $2.9 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current during the year. No interest income on nonaccrual loans was included in income during the year.
     Classification of Assets. The Company’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as debt and equity securities, considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention” by management. At December 31, 2006, the Company had 91 loans, with an aggregate principal balance of $17.0 million, designated as special mention.
     The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations. The Company’s largest classified assets are generally also the Company’s largest nonperforming assets.
     The following table sets forth the aggregate amount of the Company’s classified assets at the dates indicated.

	At December 31,		At June 30,
	2006	2005	2005	2004
	(In Thousands)
Substandard assets	$70,182	61,522	58,925	58,561
Doubtful assets	2,129	1,983	1,752	5,055
Loss assets	270	232	32	259

Total classified assets	$72,581	63,737	60,709	63,875

     Allowance for Loan Losses. Loans that have been classified as substandard or doubtful are reviewed by the Credit Review (“Credit Review”) department for possible impairment under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.
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
     The individual impairment measures along with the estimated range of losses for each homogeneous pool are consolidated into one summary document. This summary schedule along with the supporting documentation used to establish this schedule is presented to the Credit Committee on a quarterly basis by the Credit Review department. The Credit Committee is comprised of members of Senior Management from various departments within the Company including mortgage, consumer and commercial lending, appraising, administration and finance as well as the President of the Company. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, discusses lending products, activity, competition and collateral values, as well as economic conditions in general and in each market area of the Company. Based on this review and discussion, the appropriate range of the allowance for loan losses is estimated and any adjustments necessary to reconcile the actual allowance for loan losses with this estimate is determined. In addition, the Credit Committee considers whether any changes to the methodology are needed. The Credit Committee also compares the Company’s delinquency trends, nonperforming asset amounts and allowance for loan loss levels to its peer group and to state and national statistics. A similar review is also performed by the Board of Directors’ Risk Management Committee.
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
     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated. Ratios for the six months ended December 31, 2005 have been annualized.

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Years Ended June 30,
	2006	2005	2005	2004	2003	2002
	(In Thousands)
Net loans receivable	$4,412,441	4,622,269	4,376,884	4,053,941	3,429,874	3,012,606
Average loans outstanding	$4,395,274	4,532,523	4,234,241	3,846,261	3,258,520	2,935,629

Allowance for loan losses balance at beginning of period	$33,411	31,563	30,670	27,166	22,042	20,290
Provision for loan losses	$8,480	4,722	9,566	6,860	8,445	6,360
Charge-offs:
Real estate loans	(1,148)	(282)	(676)	(176)	(242)	(292)
Consumer loans	(5,543)	(3,314)	(5,726)	(5,113)	(4,281)	(4,452)
Commercial loans	(926)	(43)	(3,071)	(461)	(1,258)	(569)

Total charge-offs	(7,617)	(3,639)	(9,473)	(5,750)	(5,781)	(5,313)
Recoveries:
Real estate loans	123	4	1	—	47	63
Consumer loans	1,214	455	750	562	527	382
Commercial loans	62	51	49	502	123	23

Total recoveries	1,399	510	800	1,064	697	468
Acquired through acquisition	1,982	255	—	1,330	1,763	237

Allowance for loan losses balance at end of period	$37,655	33,411	31,563	30,670	27,166	22,042

Allowance for loan losses as a percentage of net loans receivable	0.85%	0.72%	0.72%	0.76%	0.79%	0.73%
Net charge-offs as a percentage of average loans outstanding	0.14%	0.14%	0.20%	0.12%	0.16%	0.17%
Allowance for loan losses as a percentage of nonperforming loans	92.92%	77.67%	93.91%	94.35%	82.93%	139.51%
Allowance for loan losses as a percentage of nonperforming loans and REO	79.81%	69.77%	78.33%	84.13%	70.57%	105.18%

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated.

	At December 31,				At June 30,
	2006		2005		2005
		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in Thousands)
Balance at end of period applicable to:
Real estate loans	$17,936	69.1%	16,875	72.1%	15,918	72.2%
Consumer loans	16,500	25.7	13,991	24.6	13,179	24.6
Commercial business loans	3,219	5.2	2,545	3.3	2,466	3.2

Total allowance for loan loss	$37,655	100.0%	33,411	100.0%	31,563	100.0%

(1)	Represents percentage of loans in each category to total loans.

	At June 30,
	2004		2003		2002
		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in Thousands)
Balance at end of period applicable to:
Real estate loans	$15,113	74.1%	13,660	75.9%	11,703	76.8%
Consumer loans	11,790	22.3	10,965	20.4	8,855	20.1
Commercial business loans	3,767	3.6	2,541	3.7	1,484	3.1

Total allowance for loan loss	$30,670	100.0%	27,166	100.0%	22,042	100.0%

(1)	Represents percentage of loans in each category to total loans.
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

	At December 31,				At June 30,
	2006		2005		2005		2004
	Amortized		Amortized		Amortized		Amortized
	Cost	Market Value	Cost	Market Value	Cost	Market Value	Cost	Market Value
	(In Thousands)
Mortgage-backed securities held to maturity:
Fixed-rate pass through certificates	$9,097	$8,965	12,722	12,643	14,609	14,791	16,618	16,744
Variable-rate pass through certificates	188,700	188,382	111,070	110,369	140,473	140,546	198,497	196,961
Fixed-rate collateralized mortgage obligations (“CMOs”)	4,484	4,249	6,411	6,123	7,725	7,504	7,519	7,444
Variable-rate CMOs	49,374	49,335	59,648	59,687	72,869	73,197	169,667	170,753

Total mortgage-backed securities held to maturity	251,655	250,931	189,851	188,822	235,676	236,038	392,301	391,902

Mortgage-backed securities available for sale:
Fixed-rate pass through certificates	$68,720	$67,430	77,383	76,407	82,612	83,153	92,659	92,106
Variable-rate pass through certificates	199,442	198,365	147,426	145,856	172,263	171,639	87,486	86,752
Fixed-rate CMOs	87,946	85,402	78,615	76,033	98,478	97,192	141,485	137,866
Variable-rate CMOs	27,613	27,771	25,529	25,669	32,296	32,497	92,710	94,279

Total mortgage-backed securities available for sale	383,721	378,968	328,953	323,965	385,649	384,481	414,340	411,003

Total mortgage-backed securities	$635,376	$629,899	518,804	512,787	621,325	620,519	806,641	802,905

Investment securities held to maturity:
U.S. Government, agency and GSEs	$161,755	$160,580	166,812	165,331	184,341	183,738	53,214	53,584
Municipal securities	269,886	273,438	238,580	241,080	242,850	246,707	114,849	113,755
Corporate debt issues	33,671	35,566	39,015	41,274	40,112	42,985	41,178	42,497

Total investment securities held to maturity	$465,312	$469,584	444,407	447,685	467,303	473,430	209,241	209,836

Investment securities available for sale:
U.S. Government, agency and GSEs	$214,031	$212,525	114,965	113,747	138,996	138,557	184,887	181,521
Municipal securities	14,553	14,604	14,548	14,354	14,545	14,642	144,802	142,469
Corporate debt issues	63,114	60,577	65,976	64,560	40,945	40,806	27,441	27,438
Equity securities and mutual funds	95,548	100,840	92,350	97,210	91,002	96,697	87,099	93,248

Total investment securities available for sale	$387,246	$388,546	287,839	289,871	285,488	290,702	444,229	444,676

     Issuers of Mortgage-Backed Securities. The following table sets forth information regarding the issuers and the carrying value of the Company’s mortgage-backed securities held to maturity and mortgage-backed securities available for sale.

	At December 31,		At June 30,
	2006	2005	2005	2004
	(In Thousands)
Mortgage-backed securities:
Fannie Mae	$205,127	188,448	222,549	402,469
Ginnie Mae	120,799	151,477	179,795	178,847
Freddie Mac	249,685	146,714	184,717	179,506
Other (non-agency)	55,012	27,177	33,096	42,482

Total mortgage-backed securities	$630,623	513,816	620,157	803,304

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for the Company’s investment securities and mortgage-backed securities portfolios at December 31, 2006. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2006
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total
		Annualized		Annualized		Annualized		Annualized			Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted	Amortized	Market	Weighted
	Cost	Average Yield	Cost	Average Yield	Cost	Average Yield	Cost	Average Yield	Cost	Value	Average Yield
	(Dollars in Thousands)
Investment securities held to maturity:
U.S. Government and agency obligations	$—	—	110,000	4.78	33,356	5.56	18,399	4.22	$161,755	$160,580	4.87
Municipal securities	—	—	290	3.35	16,338	4.64	253,258	4.66	269,886	273,438	4.66
Corporate debt issues	—	—	—	—	—	—	33,671	8.78	33,671	35,566	8.78

Total investment securities held to maturity	—	—	110,290	4.77	49,694	5.26	305,328	5.09	465,312	469,584	5.03

Investment securities available for sale:
U.S. Government and agency obligations	15,833	4.68	20,957	5.25	49,907	5.33	127,334	5.14	214,031	212,525	5.16
Municipal securities	—	—	—	—	5,119	3.72	9,434	4.02	14,553	14,604	3.91
Corporate debt issues	—	—	16,567	5.73	13,500	4.03	33,047	6.64	63,114	60,577	5.84
Equity securities and mutual funds	—	—	—	—	—	—	95,548	4.96	95,548	100,840	4.96

Total investment securities available for sale	15,833	4.68	37,524	5.46	68,526	4.96	265,363	5.22	387,246	388,546	5.18

Mortgage-backed securities held to maturity:
Pass-through certificates	188,700	5.00	2	11.20	375	4.96	8,720	5.24	197,797	197,347	5.01
CMOs	49,374	5.69	2,179	3.63	—	—	2,305	3.21	53,858	53,584	5.50

Total mortgage-backed securities held to maturity	238,074	5.14	2,181	3.64	375	4.96	11,025	4.81	251,655	250,931	5.12

Mortgage-backed securities available for sale:
Pass through certificates	199,442	4.77	819	4.91	23,364	4.41	44,537	4.98	268,162	265,795	4.77
CMOs	27,613	6.21	—	—	7,315	4.62	80,631	4.66	115,559	113,173	5.03

Total mortgage-backed securities available for sale	227,055	4.94	819	4.91	30,679	4.46	125,168	4.77	383,721	378,968	4.85

Total investment securities and mortgage-backed securities	$480,962	5.03	150,814	4.93	149,274	4.96	706,884	5.08	$1,487,934	$1,488,029	5.04

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
     Deposits. Consumer and commercial deposits are attracted principally from within the Company’s market area through the offering of a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. While the Company accepts deposits of $100,000 or more, it does not offer substantial premium rates for such deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Company regularly executes changes in its deposit rates based upon cash flow requirements, general market interest rates, competition, and liquidity requirements. Other than those obtained through bank acquisitions, the Company does not obtain funds through brokers, nor does it solicit funds outside its market area.
     The following table sets forth the dollar amount of deposits in the various types of savings accounts offered by the Company between the dates indicated.

	At December 31,
	2006			2005
	Balance	Percent(1)	Rate(2)	Balance	Percent(1)	Rate(2)
	(Dollars in Thousands)
Savings accounts	$807,873	15.1%	1.44%	935,564	17.9%	1.41%
Checking accounts	994,783	18.5%	1.05%	957,662	18.3%	0.79%
Money market accounts	594,472	11.1%	3.62%	596,352	11.4%	2.62%
Certificates of deposit
Maturing within 1 year	2,024,850	37.7%	4.47%	1,506,235	28.8%	3.51%
Maturing 1 to 3 years	801,156	14.9%	4.50%	1,066,160	20.4%	3.99%
Maturing more than 3 years	143,616	2.7%	4.56%	166,506	3.2%	4.23%

Total certificates	2,969,622	55.3%	4.48%	2,738,901	52.4%	3.74%

Total deposits	$5,366,750	100.0%	3.26%	5,228,479	100.0%	2.64%

(1)	Represents percentage of total deposits.

(2)	Represents weighted average nominal rate at fiscal year end.

	At June 30,
	2005			2004
	Balance	Percent(1)	Rate(2)	Balance	Percent(1)	Rate(2)
	(Dollars in Thousands)
Savings accounts	$1,049,606	20.2%	1.40%	1,076,999	20.7%	1.38%
Checking accounts	944,168	18.2%	0.69%	885,121	17.1%	0.49%
Money market accounts	631,685	12.2%	2.05%	897,325	17.3%	1.60%
Certificates of deposit
Maturing within 1 year	1,160,817	22.4%	2.94%	1,189,234	22.9%	2.61%
Maturing 1 to 3 years	1,188,683	22.9%	3.79%	876,342	16.9%	3.69%
Maturing more than 3 years	212,987	4.1%	4.14%	266,600	5.1%	4.19%

Total certificates	2,562,487	49.4%	3.44%	2,332,176	44.9%	3.24%

Total deposits	$5,187,946	100.0%	2.33%	5,191,621	100.0%	2.05%

(1)	Represents percentage of total deposits.

(2)	Represents weighted average nominal rate at fiscal year end.

     Large Certificates of Deposit Maturities. The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2006.

Certificates of
Maturity Period	Deposits
(In Thousands)
Three months or less	$81,540
Three through six months	101,453
Six through twelve months	251,790
Over twelve months	199,344

Total	$634,127

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
     The FHLB functions as a central reserve bank providing credit for the Bank and other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of such stock and certain of its first mortgage loans and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Borrowings are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of borrowings are based either on a fixed percentage of a member institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. All of the Company’s FHLB borrowings currently have fixed interest rates and original maturities of between one day and twelve years.

	During the Year Ended	During the Six Months
	December 31,	Ended December 31,	During the Year Ended June 30,
	2006	2005	2005	2004
	(Dollars in Thousand)
FHLB-Pittsburgh borrowings:
Average balance outstanding	$352,596	379,781	406,057	428,591
Maximum outstanding at end of any month during period	$377,592	399,665	412,915	519,631
Balance outstanding at end of period	$332,196	377,629	377,846	412,981
Weighted average interest rate during period	4.62%	4.57%	4.64%	4.62%
Weighted average interest rate at end of period	4.58%	4.59%	4.71%	4.83%

Reverse repurchase agreements:
Average balance outstanding	$44,860	28,416	26,889	29,364
Maximum outstanding at end of any month during period	$55,705	34,025	33,670	32,097
Balance outstanding at end of period	$55,705	34,025	26,579	29,902
Weighted average interest rate during period	4.03%	2.77%	1.63%	1.27%
Weighted average interest rate at end of period	4.25%	3.14%	2.25%	1.29%

Other borrowings:
Average balance outstanding	$5,333	5,749	6,182	6,253
Maximum outstanding at end of any month during period	$5,660	5,928	6,300	6,322
Balance outstanding at end of period	$4,913	5,702	5,919	6,264
Weighted average interest rate during period	4.99%	4.97%	4.99%	5.10%
Weighted average interest rate at end of period	4.99%	4.99%	4.99%	4.99%

Total borrowings:
Average balance outstanding	$402,789	413,946	439,847	466,277
Maximum outstanding at end of any month during period	$424,766	432,223	452,737	554,257
Balance outstanding at end of period	$392,814	417,356	410,344	449,147
Weighted average interest rate during period	4.59%	4.53%	4.52%	4.39%
Weighted average interest rate at end of period	4.54%	4.48%	4.55%	4.60%

Competition
     The Company’s market area in Pennsylvania, western New York, eastern Ohio, Maryland and southeast Florida has a large concentration of financial institutions. As a result, the Company encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations, and credit unions in its market area, and the Company expects continued strong competition from such financial institutions in the foreseeable future. The Company competes for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services.
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
Subsidiary Activities
     The Company’s sole consolidated subsidiary is the Bank. The Bank has seven wholly owned subsidiaries, Northwest Settlement Agency, LLC, Great Northwest Corporation, Northwest Financial Services, Inc., Northwest Consumer Discount Company, Inc., Allegheny Services, Inc., Boetger and Associates, Inc., and Northwest Capital Group, Inc. For financial reporting purposes all of these companies are included in the consolidated financial statements of the Company.
     Northwest Settlement Agency, LLC was created in 2006 to provide title insurance to borrowers of Northwest Savings Bank and others. At December 31, 2006, the Bank had an equity investment in Northwest Settlement Agency, LLC of $237,000. For the period ended December 31, 2006, Northwest Settlement Agency, LLC had a net loss of $13,000.
     Great Northwest’s sole activity is holding equity investments in government-assisted low-income housing projects in various locations in the Company’s market area. At December 31, 2006, the Bank had an equity investment in Great Northwest of $5.7 million. For the year ended December 31, 2006, Great Northwest had net income of $297,000 generated primarily from federal low-income housing tax credits.
     Northwest Financial Services’ principal activity is the operation of retail brokerage activities for the Company. It also maintains ownership of the common stock of several financial institutions. In addition, Northwest Financial Services holds an equity investment in one government assisted low-income housing project. At December 31, 2006, the Bank had an equity investment in Northwest Financial Services of $7.1 million, and for the year ended December 31, 2006, Northwest Financial Services had net income of $109,000.
     Northwest Consumer Discount Company operates 49 consumer finance offices throughout Pennsylvania and two in New York as a separate subsidiary doing business therein as Northwest Finance Company. At December 31, 2006, the Bank had an equity investment in Northwest Consumer Discount Company of $22.9 million and the net income of Northwest Consumer Discount Company for the year ended December 31, 2006 was $1.2 million. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreation vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.
     Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through the Bank’s wholesale lending operation. In addition, this Company has loans to both Northwest Savings Bank and Northwest Consumer Discount Company. At December 31, 2006 the Bank had an equity investment in Allegheny Services, Inc. of $549.8 million, and for the year ended December 31, 2006, Allegheny Services, Inc. had net income of $23.5 million.
     Boetger and Associates, Inc. is an actuarial and employee benefits consulting firm that specializes in the design, implementation and administration of qualified retirement plan programs. At December 31, 2006 the Bank had an equity investment of $1.3 million in Boetger and Associates and for the year ended December 31, 2006 Boetger and Associates had net income of $94,000.

     Northwest Capital Group’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure. At December 31, 2006 the Bank had an equity investment of $703,000 in Northwest Capital Group and reported net income for the year ended December 31, 2006 of $197,000.
     Northwest Finance Company, Inc. is a wholly owned subsidiary of Northwest Consumer Discount Company. Northwest Finance Company operates two consumer finance offices in Jamestown and Fredonia, New York. As of December 31, 2006, Northwest Consumer Discount Company’s equity investment in Northwest Finance Company was $(147,000). For the year ended December 31, 2006, Northwest Finance Company had a net loss of $19,000.
     Federal regulations require DIF-insured institutions to provide 30 days advance notice to the FDIC before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured institution must also provide the FDIC such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the FDIC. In addition to other enforcement and supervision powers, the FDIC may determine after notice and opportunity for a hearing that the continuation of a savings association’s ownership of or relation to a subsidiary constitutes a serious risk to the safety, soundness or stability of the savings association, or is inconsistent with the purposes of federal banking law. Upon the making of such a determination, the FDIC may order the savings association to divest the subsidiary or take other actions.
Personnel
     As of December 31, 2006, the Company and its wholly owned subsidiaries had 1,619 full-time and 316 part-time employees. None of the Company’s employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.
REGULATION
General
     The Company is a Federal corporation, and the Mutual Holding Company is a Federal mutual holding company. The Company and the Mutual Holding Company are required to file certain reports with, and otherwise comply with the rules and regulations of the OTS.
     The Bank is a Pennsylvania-chartered savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the DIF. The Bank is subject to extensive regulation by the Department of Banking of the Commonwealth of Pennsylvania (the “Department”), as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with or acquisitions of other savings institutions. There are periodic examinations by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department or the FDIC could have a material adverse impact on the Company, the Mutual Holding Company, the Bank and their operations.
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
Insurance of Deposit Accounts.
     Deposit accounts in Northwest Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Northwest Savings Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.
     On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation, among other things, increased the amount of federal deposit insurance coverage per separately insured depositor (with a cost of living adjustment to become effective in five years). The legislation also requires that the deposit reserve ratio be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits.
     On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the Federal Deposit Insurance Corporations will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all of the financial institution industry vary between five and seven cents for every $100 of domestic deposits. It is expected that the assessment to be paid during the year ending December 31, 2007 by the Bank will be offset by a $3.6 million credit from the Federal Deposit Insurance Corporation for prior premiums paid by the Bank. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.
     Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) in to a single fund called the Deposit Insurance Fund. As a result of a merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance cost and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2006, the annualized FICO assessment was equal to 1.26 basis points for each $100 in domestic deposits maintained at an institution.
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
Loans-to-One Borrower Limitation
     Under federal regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Company’s internal policy, however, is to make no loans either individually or in the aggregate to one entity in excess of $15.0 million. However, in special circumstances this limit may be exceeded subject to the approval of the Board of Directors.
Prompt Corrective Action
     Under federal regulations, a bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2006, the Bank was a “well-capitalized institution” for this purpose.
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
The USA PATRIOT Act
     The USA Patriot Act of 2001 gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.
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
     Qualified Thrift Lender Test. To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. As of December 31, 2006 the Bank met the Qualified Thrift Lender test.
     Waivers of Dividends by the Mutual Holding Company. OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis. From the time the Mutual Holding Company converted to a federal charter it waived all dividends paid by the Company until May 2004. The Mutual Holding Company began waiving dividends again with the dividend paid in August 2005. During this 15-month period Leeds and First Carnegie were separate wholly owned subsidiaries of the Mutual Holding Company. The Mutual Holding Company, therefore, withdrew its notice to the OTS for the dividend waiver in order to provide a source of financial strength to these two financial institutions.
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
Dividends
     The Company’s ability to pay dividends depends, to a large extent, upon the Bank’s ability to pay dividends to the Company. The Banking Code of the Commonwealth of Pennsylvania states, in part, that dividends may be declared and paid by the Bank only out of accumulated net earnings. A dividend may not be declared or paid unless the surplus, prior to the transfer of net earnings, would not be reduced by the payment of the dividend. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due to the FDIC. The Bank has not declared or paid any dividends which caused the Bank’s surplus to be reduced as described above and the Bank was not in default of any assessment due the FDIC.
     In addition, the Bank is required to notify the OTS prior to paying a dividend to the Company, and receive the nonobjection of the OTS to any such dividend.

FEDERAL AND STATE TAXATION
     Federal Taxation. For federal income tax purposes, the Company files a consolidated federal income tax return with its wholly owned subsidiaries on a calendar year basis. The applicable federal income tax expense or benefit is properly allocated to each subsidiary based upon taxable income or loss calculated on a separate company basis. The Mutual Holding Company is not permitted to file a consolidated federal income tax return with the Company, and must pay Federal income tax on 20% of the dividends received from the Company. Because the Mutual Holding Company has nominal assets other than the stock of the Company, it does not have a material federal income tax liability other than the tax due on the dividends received from the Company, if any are received.
     The Company accounts for income taxes in accordance with SFAS 109. The asset and liability method accounts for deferred income taxes by applying the enacted statutory rates in effect at the balance sheet date to differences between the book cost and the tax cost of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.
     The statute of limitations is open for potential examinations by the Internal Revenue Service for the tax years ended June 30, 2003 through December 31, 2005.
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
     Although interest rates have recently been at historic low levels, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 17 times, from 1.0% to 5.25%. While these short-term market rates have increased, longer-term market interest rates have not increased to the same degree. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, and if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

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
     The Concentration of Loans in the Company’s Primary Market Area May Increase Risk. The Company’s success depends primarily on the general economic conditions in northwest, southwest and central Pennsylvania, western New York, eastern Ohio, Maryland and south Florida. Accordingly, the local economic conditions in these areas have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing those loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect financial results.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     As of December 31, 2006, the Company conducted its business through its main office located in Warren, Pennsylvania, 134 other full-service offices throughout its market area in northwest, southwest and central Pennsylvania, fourteen offices in western New York, five offices in eastern Ohio, four offices in Maryland and two offices in south Florida. The Company and its wholly owned subsidiaries also operated 49 consumer finance offices located throughout Pennsylvania and two consumer lending offices in New York. At December 31, 2006, the Company’s premises and equipment had an aggregate net book value of approximately $104.9 million.
ITEM 3. LEGAL PROCEEDINGS
     The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is listed on the Nasdaq Global Select Market under the symbol “NWSB.” As of December 31, 2006, the Company had 22 registered market makers, 7,361 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 50,029,327 shares outstanding, net of 1,107,900 treasury shares repurchased. As of such date, the Mutual Holding Company held 30,536,457 shares of common stock and stockholders other than the Mutual Holding Company held 19,492,870 shares. The following table sets forth market price and dividend information for the Company’s common stock.

Year Ended December			Cash Dividends
31, 2006	High	Low	Declared
First quarter	$24.86	21.00	0.16
Second quarter	26.52	18.59	0.18
Third quarter	27.25	23.25	0.20
Fourth quarter	29.73	24.85	0.20

Twelve Months Ended			Cash Dividends
December 31, 2005	High	Low	Declared
First quarter	25.23	21.00	0.12
Second quarter	22.23	19.79	0.12
Third quarter	22.89	20.08	0.14
Fourth quarter	23.06	19.77	0.16
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
     There were no sales of unregistered securities during the quarter ended December 31, 2006.
     During the year the issuer repurchased 341,500 shares of common stock, at an average cost of $23.66, as part of previously announced repurchase programs to repurchase up to 2,016,400 shares. The maximum number of shares available for repurchase at December 31, 2006 is 908,500. Subsequent to December 31, 2006, the Company repurchased an additional 201,800 shares of common stock.
     The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2006 and the stock repurchase plan approved by the Company’s Board of Directors:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of
			Shares	(d) Maximum Number of
	(a) Total Number	(b) Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid per	Publicly Announced	Be Purchased Under the
Period	Purchased	Share	Plans or Programs (1)	Plans or Programs (1)
October 2006	7,000	26.77	7,000	993,000
November 2006	74,500	26.78	74,500	918,500
December 2006	10,000	26.95	10,000	908,500
Total	91,500	26.80

(1)	The Company’s Board of Directors approved a repurchase program for up to 5% of publicly traded common stock, or 1,000,000 shares.
The current repurchase program has no expiration date.

Stock Performance Graph
     Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Common Stock between June 30, 2001 and December 31, 2006, (b) the cumulative total return on stocks included in the Total Return Index for the Nasdaq Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.
     There can be no assurance that the Company’s stock performance will continue in the future with the same or similar trend depicted in the graph. The Company will not make or endorse any predictions as to future stock performance.

	6/01	6/02	6/03	6/04	6/05	12/05	12/06

Northwest Bancorp, Inc.	100.00	128.55	159.43	232.38	220.50	223.50	296.94

NASDAQ Composite	100.00	71.03	78.04	99.65	100.84	109.80	124.85

NASDAQ Bank Index	100.00	68.36	63.78	94.86	120.59	141.79	180.32

COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN*
Among Northwest Bancorp, The NASDAQ Composite Index
And The NASDAQ Bank Index

*	$100 invested on 6/30/01 in stock or index including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA
Selected Financial and Other Data
     Set forth below are selected consolidated financial and other data of the Company. For additional information about the Company, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and related notes included elsewhere herein.

	At December 31,		At June 30,
	2006	2005	2005	2004	2003	2002
	(In Thousands)
Selected Consolidated Financial Data:
Total assets	$6,527,815	6,477,307	6,330,482	6,343,248	5,681,695	4,305,535
Investment securities held-to-maturity	465,312	444,407	467,303	209,241	130,111	132,643
Investment securities available-for-sale	388,546	289,871	290,702	444,676	342,456	174,982
Mortgage-backed securities held-to-maturity	251,655	189,851	235,676	392,301	366,706	263,860
Mortgage-backed securities available-for-sale	378,968	323,965	384,481	411,003	561,628	260,741
Loans receivable net:
Real estate	3,039,507	3,320,303	3,150,668	2,995,110	2,599,324	2,309,752
Consumer	1,140,842	1,146,939	1,086,291	913,089	702,397	608,370
Commercial	232,092	155,027	139,925	145,742	128,153	94,484
Total loans receivable, net	4,412,441	4,622,269	4,376,884	4,053,941	3,429,874	3,012,606
Deposits	5,366,750	5,228,479	5,187,946	5,191,621	4,678,499	3,593,122
Advances from FHLB and other borrowed funds	392,814	417,356	410,344	449,147	465,750	259,260
Shareholders’ equity	604,561	585,658	582,190	550,472	395,074	316,640

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Years Ended June 30,
	2006	2005	2005	2004	2003	2002
	(In Thousands)
Selected Consolidated Operating Data:

Total interest income	$368,573	170,449	321,824	300,230	282,524	274,500
Total interest expense	191,109	79,414	138,047	134,466	142,014	147,255

Net interest income	177,464	91,035	183,777	165,764	140,510	127,245
Provision for loan losses	8,480	4,722	9,566	6,860	8,445	6,360

Net interest income after provision for loan losses	168,984	86,313	174,211	158,904	132,065	120,885
Noninterest income	46,026	19,851	32,004	31,862	27,028	18,173
Noninterest expense	143,682	66,317	128,659	128,805	116,460	84,780

Income before income tax expense and cumulative effect of accounting change	71,328	39,847	77,556	61,961	42,633	54,278
Income tax expense	19,792	10,998	22,741	19,829	16,947	16,572

Income before cumulative effect of accounting change	51,536	28,849	54,815	42,132	25,686	37,706
Cumulative effect of accounting change	—	—	—	—	—	2,237

Net income	$51,536	28,849	54,815	42,132	25,686	39,943

Basic per share amounts:
Income before cumulative effect of accounting change	$1.03	0.57	1.10	0.88	0.54	0.79
Cumulative effect of accounting change	—	—	—	—	—	0.05

Net income	$1.03	0.57	1.10	0.88	0.54	0.84

Diluted per share amounts:
Income before cumulative effect of accounting change	$1.03	0.56	1.09	0.87	0.53	0.78
Cumulative effect of accounting change	—	—	—	—	—	0.05

Net income	$1.03	0.56	1.09	0.87	0.53	0.83

		At or for
	At or for	the Six
	the year	Months
	Ended	Ended
	December 31,	December 31,	At or for the Year Ended June 30,
	2006	2005*	2005	2004	2003	2002
Key Financial Ratios and Other Data:
Return on average assets (net income divided by average total assets)	0.79%	0.91%	0.86%	0.68%	0.51%	0.98%
Return on average equity (net income divided by average equity)	8.60	9.81	9.74	8.17	7.15	13.53
Average capital to average assets	9.19	9.23	8.87	8.27	7.07	7.24
Capital to total assets	9.26	9.04	9.20	8.68	6.95	7.35
Net interest rate spread (average yield on interest-earning assets less average cost of interest-bearing liabilities)	2.77	2.99	3.07	2.83	2.85	3.11
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.06	3.21	3.24	2.98	3.01	3.42
Noninterest expense to average assets	2.20	2.08	2.03	2.06	2.29	2.08
Net interest income to noninterest expense	1.24x	1.37x	1.43x	1.29x	1.21x	1.50x
Dividend payout ratio	67.96	53.57	44.04	45.98	60.38	28.92
Nonperforming loans to net loans receivable	0.92	0.93	0.76	0.80	0.96	0.52
Nonperforming assets to total assets	0.72	0.74	0.64	0.57	0.68	0.49
Allowance for loan losses to nonperforming loans	92.92	77.67	93.91	94.35	82.93	139.51
Allowance for loan losses to net loans receivable	0.85	0.72	0.72	0.76	0.79	0.73
Average interest-earning assets to average interest-bearing liabilities	1.09x	1.09x	1.08x	1.06x	1.06x	1.08x
Number of:
Full-service offices	160	153	153	152	141	126
Consumer finance offices	51	50	49	49	47	49

*	Annualized

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
     As of December 31, 2005, the Company changed its fiscal year end from June 30 to December 31. As such, this report contains certain information for comparative purposes that may not have been previously reported.
     Total assets increased by $50.5 million, or less than 1%, to $6.528 billion at December 31, 2006 from $6.477 billion at December 31, 2005. This increase is primarily related to the Maryland Permanent Bank and Trust acquisition. During the year ended December 31, 2006, the Company redeemed two of its trust preferred debt offerings, in the amount of $102.1 million, as previously announced. Also during the year, the Company executed the bulk-sale of approximately $366.0 million of one- to four- family first mortgage loans and $130.0 million of education loans. The mortgage loans were sold at book value and the sale of the education loans realized a $2.8 million after tax gain.

     The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on the Company’s interest-earning assets, consisting primarily of loans, mortgage-backed securities and other investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, borrowed funds, and trust-preferred securities. Net interest income is a function of the Company’s interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. Also contributing to the Company’s earnings is noninterest income, which consists primarily of service charges, fees related to insurance and investment management and trust services, and gains and losses on sale of assets. Interest income and noninterest income are offset by a provision for loan losses, general administrative and other expenses, including employee compensation and benefits and occupancy and equipment costs, as well as by state and federal income tax expense.
     Net income for the year ended December 31, 2006 was $51.5 million, or $1.03 per diluted share, a decrease of $5.3 million, or 9.2%, from $56.8 million, or $1.11 per diluted share, for the twelve-month period ended December 31, 2005. This decrease is a result of a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income, all of which are discussed in detail in the following sections.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Topic 1: Financial Statements, N. Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement (“SAB 108”). SAB 108 was issued to express the staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statements misstatements and the potential under current practice for the build up of improper amounts in the balance sheet over time. SAB 108 clarifies that both the “rollover” and “iron curtain” methods should be used in evaluating misstatements. After the issuance of SAB 108, the Company evaluated certain misstatements contained in previous financial statements and recorded adjustments relating to accounts payable, other employee benefits and accrued lease expense. The net impact of the adjustments was a reduction of approximately $2.8 million in the Company’s shareholders’ equity as of January 1, 2006.
     In May of 2006, the Company acquired Maryland Permanent Bank, converting its two Baltimore, Maryland area offices into offices of the Bank. After the completion of this acquisition, the Bank operates four offices in the Baltimore marketplace. Maryland Permanent Bank had assets of approximately $84.1 million, including commercial loans of $61.4 million and consumer loans of $2.8 million, and deposits of $83.3 million.
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
     In determining the present value of future obligations for pension benefits at December 31, 2006, the Company used a discount rate of 5.75%, which is consistent with the discount rate used at December 31, 2005. The Company uses the Citigroup Pension Liability Index rate as of the measurement date to determine the discount rate. The Company’s pre-tax pension expense is forecasted to increase from approximately $5.1 million for the year ended December 31, 2006 to approximately $5.4 million for the year ended December 31, 2007.

Financial Condition
     Cash and cash equivalents. Cash and cash equivalents increased by $2.2 million, or 1.5%, to $154.3 million at December 31, 2006 from $152.1 million at December 31, 2005. This increase is attributable to an increase in deposits. Cash and equivalents increased by $16.2 million, or 11.9%, to $152.1 million at December 31, 2005 from $135.9 million at June 30, 2005. This increase was due to increases in deposits and subordinated debt, offset partially by an increase in loans receivable.
     Investment securities. Investment securities increased $119.6 million, or 16.3%, to $853.9 million at December 31, 2006 from $734.3 million at December 31, 2005. The increase is primarily the result of the funds received from the aforementioned sales of loans being temporarily invested in investment securities until the Company can reinvest the funds into consumer and commercial loans. Investment securities decreased $23.7 million, or 3.1%, to $734.3 million at December 31, 2005 from $758.0 million at June 30, 2005. This decrease is the result of investments maturing and the Company reinvesting the proceeds in loans.
     Mortgage-backed securities. Mortgage-backed securities increased $116.8 million, or 22.7%, to $630.6 million at December 31, 2006 from $513.8 million at December 31, 2005. This increase is also the result of the funds received from the sales of loans being invested in mortgage-backed securities until the Company can reinvest the funds into consumer and commercial loans. Mortgage-backed securities decreased by $106.4 million, or 17.2%, to $513.8 million at December 31, 2005 from $620.2 million at June 30, 2005. This decrease was the result of the Company reinvesting repayments on mortgage-backed securities in other interest-earning assets.
     Loans receivable. Net loans receivable decreased $209.8 million, or 4.5%, to $4.412 billion at December 31, 2006 from $4.622 billion at December 31, 2005. The decrease in loans is primarily attributable to the sale of one- to four- family mortgage loans and education loans, offset by continued strong demand for consumer and commercial loans throughout the Company’s market area. The acquisition of Maryland Permanent Bank also contributed $62.2 million of loans to the Company's portfolio. Net loans receivable increased $245.4 million, or 5.6%, to $4.622 billion at December 31, 2005 from $4.377 billion at June 30, 2005. This increase is attributable to strong loan demand in all of the Bank’s markets and includes approximately $57.9 million from the acquisition of Equinox Bank.
     Deposits. Deposits increased $138.3 million, or 2.6%, to $5.367 billion at December 31, 2006 from $5.228 billion at December 31, 2005. This increase in deposits is primarily attributable to the acquisition of Maryland Permanent Bank which contributed deposits of $83.3 million. Deposits increased by $40.5 million, or less than 1%, to $5.228 billion at December 31, 2005 from $5.188 billion at June 30, 2005. This increase is primarily due to the acquisition of Equinox.
     Shareholders’ equity. Shareholders’ equity increased by $18.9 million, or 3.2%, to $604.6 million at December 31, 2006 from $585.7 million at December 31, 2005. This increase in shareholders’ equity is primarily attributable to net income of $51.5 million, which was partially offset by the payment of dividends in the amount of $13.7 million, the effect of the adoption of new pension accounting rules which decreased shareholders’ equity by $10.3 million, the repurchase of treasury stock during the current year of $8.1 million and the effect on equity of recording prior period adjustments which decreased shareholders’ equity by $2.8 million. Shareholders’ equity increased by $3.5 million, or less than 1%, to $585.7 million at December 31, 2005 from $582.2 million at June 30, 2005. This increase is mainly attributable to net income of $28.8 million, which was partially offset by dividends paid of $6.1 million and the repurchase of common stock of $17.2 million.
Results of Operations – Year ended 12/31/06 compared to twelve months ended 12/31/05
     Interest income. Interest income increased $34.7 million, or 10.1%, on a taxable equivalent basis, to $377.3 million for the year ended December 31, 2006 from $342.6 million for the twelve-month period ended December 31, 2005. The increase in interest income was due to both an increase in the average balance of interest-earning assets and an increase in the average yield on interest-earning assets. The average balance of interest-earning assets increased $173.3 million, or 2.9%, to $6.085 billion for the year ended December 31, 2006 from $5.912 billion for the twelve months ended December 31, 2005. The average rate earned on interest-earning assets increased by 40 basis points, to 6.20% for the year ended December 31, 2006 from 5.80% for the twelve months ended December 31, 2005. The growth of the average interest-earning assets is primarily attributable to the acquisition of Maryland Permanent Bank, while the increase in the average rate earned is primarily attributable to the global increase in market interest rates that occurred during the year ended December 31, 2006.
     Interest income on loans receivable increased $12.5 million, or 4.5%, on a taxable equivalent basis, to $288.0 million for the year ended December 31, 2006 from $275.5 million for the twelve-month period ended December 31, 2005. This increase is primarily attributable to an increase in the average yield on loans, partially offset by a decrease in the average balance.

The average yield on loans receivable increased 36 basis points to 6.59% for the year ended December 31, 2006 from 6.23% for the twelve months ended December 31, 2005. This increase is primarily attributable to the Company’s effort to shift its focus from one- to four- family mortgage loans to consumer and commercial loans which generally have higher interest rates. During the year, the Company increased home equity consumer loans by $106.9 million, or 13.7%, to $887.4 million from $780.5 million and commercial loans by $185.2 million, or 24.6%, to $937.3 million from $752.1 million while reducing one- to four-family mortgage loans by $394.9 million to $2.411 billion from $2.806 billion.
     Interest income on mortgage-backed securities increased $7.4 million, or 30.5%, to $31.5 million for the year ended December 31, 2006 from $24.1 million for the twelve month period ended December 31, 2005. This increase in interest income resulted from increases in both the average balance of mortgage-backed securities and the average rate earned on mortgage-backed securities. The average balance increased $33.0 million, or 5.3%, to $661.0 million for the year ended December 31, 2006 from $628.0 million for the twelve months ended December 31, 2005. This increase is due primarily to the Company investing excess funds from the aforementioned loan sales in these and other types of securities until it can direct the funds to the loan portfolio. The average yield earned on mortgage-backed securities increased 92 basis points to 4.77% for the year ended December 31, 2006 from 3.85% for the twelve months ended December 31, 2005. This increase is the result of the generally higher market interest rates.
     Interest income on investment securities increased $10.3 million, or 26.4%, on a taxable equivalent basis, to $49.5 million for the year ended December 31, 2006 from $39.2 million for the twelve-month period ended December 31, 2005. This increase in interest income is the result of increases in both the average balance of investment securities and the average yield earned on investment securities. The average balance increased $121.7 million, or 16.5% to $861.4 million for the year ended December 31, 2006 from $739.7 million for the twelve months ended December 31, 2005. This increase was due to the Company investing funds received from loan sales during the year in these securities until they can be reinvested in consumer and commercial loans. The average yield increased 45 basis points to 5.74% for the year ended December 31, 2006 from 5.29% at for the twelve months ended December 31, 2005. This increase is due to the general increase in market interest rates.
     Interest expense. Interest expense increased $41.0 million, or 27.3%, to $191.1 million for the year ended December 31, 2006 from $150.1 million for the twelve-month period ended December 31, 2005. This increase is due to increases in both the average balance of interest-bearing liabilities and the average rate paid on interest-bearing liabilities. The average balance of interest-bearing liabilities increased $125.7 million, or 2.3%, to $5.578 billion for the year ended December 31, 2006 from $5.452 billion for the twelve months ended December 31, 2005. This increase is due primarily to the acquisition of Maryland Permanent Bank. The average rate paid on interest-bearing liabilities increased 68 basis points to 3.43% for the year ended December 31, 2006 from 2.75% for the twelve months ended December 31, 2005. This increase is due to higher market interest rates as well as a shift by our customers from savings accounts to certificates of deposit.
     Net interest income. Net interest income decreased $6.3 million, or 3.3%, on a taxable equivalent basis, to $186.2 million for the year ended December 31, 2006 from $192.5 million for the twelve month period ended December 31, 2005. This decrease is a result of the factors discussed in the previous analysis.
     Provision for Loan Losses. Management analyzes the allowance for loan losses as described in the section “Allowance for Loan Losses.” The provision recorded adjusts this allowance to a level that reflects the loss inherent in the Company’s loan portfolio. The provision for loan losses decreased $1.8 million, or 17.6%, to $8.5 million for the year ended December 31, 2006 from $10.3 million for the twelve-month period ended December 31, 2005. To the best of management’s knowledge, all known losses as of December 31, 2006 have been recorded.
     Noninterest Income. Noninterest income increased $9.3 million, or 25.3%, to $46.0 million for the year ended December 31, 2006 from $36.7 million for the twelve-month period ended December 31, 2005. The increase in noninterest income was due primarily to increases in service charges and fees, trust and other financial services income and gains on sale of loans. Service charges and fees increased $5.6 million, or 27.1%, to $26.3 million for the year ended December 31, 2006 from $20.7 million for the twelve-month period ended December 31, 2005. This increase is due to a change in the way the Company processes overdraft items and the implementation of the Company’s overdraft protection program. Trust and other financial services income increased $875,000, or 19.7%, to $5.3 million for the year ended December 31, 2006 from $4.4 million for the twelve-month period ended December 31, 2005. This increase is due primarily to an increase in the balance of assets under management. The gain on sale of loans increased $3.1 million to $3.4 million for the year ended December 31, 2006 from $343,000 for the twelve-month period ended December 31, 2005. This large increase is due to the sale of education loans of approximately $130 million.
     Noninterest Expense. Noninterest expense increased $11.8 million, or 8.9%, to $143.7 million for the year ended December 31, 2006 from $131.9 million for the twelve-month period ended December 31, 2005. This increase is due primarily to increases in compensation and employee benefits, premises and occupancy costs, office operations, processing expenses and the loss on the early extinguishment of debt. Excluding the loss on the early extinguishment of debt, these major expense categories have all increased as a result of the growth of the Bank's retail franchise. Compensation and employee benefits increased $5.9 million, or 8.1%, to $78.6 million for the year ended December 31, 2006 from $72.7 million for the twelve-month period ended December 31, 2005. The primary reason for this increase is the addition of commercial lenders, trust officers and business service personnel to assist in meeting the Company's strategic objectives. The loss on the early extinguishment of debt of $3.1 million is related to the redemption of seasoned trust preferred securities issued in 2001. The loss recorded represents the write-off of the unamortized deferred issuance expenses that were capitalized when the securities were issued.
     Income Taxes. Income tax expense decreased $2.6 million, or 11.5%, to $19.8 million for the year ended December 31, 2006 from $22.4 million for the twelve-month period ended December 31, 2005. This decrease is due to a decrease in income before income taxes and a decrease in the effective tax rate. The effective tax rate for the year ended December 31, 2006 was 27.7% compared with 28.3% for the twelve-month period ended December 31, 2005. The decrease in the effective tax rate was due to a higher percentage of earnings on tax free assets during the current year.
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
     Interest income on mortgage-backed securities decreased by $2.0 million, or 14.7%, to $11.3 million for the six-month transition period ended December 31, 2005 from $13.3 million for the six-month period ended December 31, 2004 as the average balance outstanding decreased by $203.5 million, or 26.4%, to $568.9 million for the six months ended December 31, 2005 from $772.4 million for the six months ended December 31, 2004. Partially offsetting this decrease in average balance was an increase in the average rate earned of 54 basis points to 3.98% for the six months ended December 31, 2005 from 3.44% for the six months ended December 31, 2004.
     Interest income on investment securities increased by $2.7 million, or 16.0%, on a taxable equivalent basis, to $19.6 million for the six-month transition period ended December 31, 2005 from $16.9 million for the six-month period ended December 31, 2004. This increase was due to the average balance increasing by $99.2 million, or 15.7%, to $731.6 million for the six months ended December 31, 2005 from $632.4 million for the six months ended December 31, 2004 as the average yield remained relatively unchanged at 5.35%. The increase in average balance results from a change in investment philosophy where more available funds were allocated to the purchase of investment securities than the purchase of mortgage-backed securities.
     Interest expense. Interest expense increased by $12.0 million, or 17.9%, to $79.4 million for the six-month transition period ended December 31, 2005 from $67.4 million for the six-month period ended December 31, 2004. This increase in interest expense resulted from a 46 basis point increase in the average rate paid on interest-bearing liabilities while the average balance decreased by $80.3 million, or 1.5%, to $5.439 billion for the six months ended December 31, 2005 from $5.520 billion for the six months ended December 31, 2004. The increase in average rate paid on interest-bearing liabilities was a result of overall increases in market rates, which significantly increase the rates paid on NOW, money market and certificate accounts.
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
     Noninterest expense. Noninterest expense increased $3.3 million, or 5.2%, to $66.3 million for the six-month transition period ended December 31, 2005 from $63.0 million for the six-month period ended December 31, 2004. Most major expense categories increased during the six-month transition period with the largest single increases in compensation and employee benefits and premises and occupancy costs. Contributing to these increases were an increase in full-time equivalent employees, the increased cost of health insurance and related benefits as well as an increased number of offices operated by the Company. Increases in the other major expense categories are attributed to the overall growth of the Company. As the Company positions its focus on increased business related services, commercial lending and investment management and trust the Company anticipates that related expense such as compensation and benefits will increase.
     Income taxes. Income tax expense decreased by $376,000, or 3.3%, to $11.0 million for the six-month transition period ended December 31, 2005 from $11.4 million for the six-month period ended December 31, 2004. The effective tax rate at December 31, 2005 was 27.6%. This low effective tax rate is primarily due to the receipt of federal and state tax credits.
Results of Operations – Year ended 6/30/05 compared to Year ended 6/30/04
     Interest income. Interest income increased by $21.7 million, or 7.1%, on a taxable equivalent basis, to $329.7 million for the fiscal year ended June 30, 2005 from $308.0 million for the fiscal year ended June 30, 2004. The increase was primarily due to increases in both average interest-earning assets of $89.4 million and average rate earned on interest-earning assets of 29 basis points. The increase in interest-earning assets was due to the continued growth of the Northwest franchise, while the increase in average rates earned was due to an increase in the yield on variable rate assets during a period of increasing short-term interest rates.
     Interest income on loans receivable increased by $17.3 million, or 7.0%, on a taxable equivalent basis, to $262.2 million for the year ended June 30, 2005 from $244.9 million for the year ended June 30, 2004. This increase resulted from continued portfolio growth, the effects of which were offset by a decrease in the portfolio yield. Average loans outstanding increased by $388.0 million, or 10.1%, to $4.234 billion from $3.846 billion, while the average taxable equivalent yield on these loans decreased 18 basis points to 6.19% from 6.37%. The decrease in yield was due primarily to the refinancing of loans with rates that were higher than current market rates.
     Interest income on mortgage-backed securities increased by $287,000, or 1.1%, to $26.1 million for the year ended June 30, 2005 from $25.8 million for the year ended June 30, 2004. Interest income on mortgage-backed securities increased due to the average rate increasing by 66 basis points from 2.92% to 3.58%, which was largely offset by a decrease in the average balance of $154.1 million, or 17.4%, to $729.8 million from $883.9 million. The increase in yield reflects an increase in the rates for variable rate securities and the decrease in average balance reflects the Company’s effective deployment of funds from mortgage-backed securities to loans.
     Interest income on investment securities increased by $3.3 million, or 9.9%, on a taxable equivalent basis, to $36.4 million for the year ended June 30, 2005 from $33.1 million for the year ended June 30, 2004. This increase was due to the average balance increasing by $27.4 million, or 4.1%, from $662.7 million to $690.1 million and the average rate increasing 28 basis points from 5.00% to 5.28%. The increase in average balance results from the Company’s ongoing management of its balance sheet where overnight funds were moved into investment securities that provide higher yields. The increase in interest rates resulted from rates on variable rate investments increasing with the general upward movement in market interest rates.

     Interest expense. Interest expense increased by $3.5 million, or 2.7%, to $138.0 million for the fiscal year ended June 30, 2005 from $134.5 million for the year ended June 30, 2004. This relatively modest increase in interest expense resulted from a $16.3 million, or less than 1%, increase in interest bearing liabilities combined with a 5 basis points increase in the average cost to 2.51% from 2.46%.
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
     Noninterest income. Noninterest income increased by $142,000, or less than 1%, to $32.0 million for the year ended June 30, 2005 from $31.9 million for the year ended June 30, 2004. The increase in noninterest income is primarily due to an increase in service charges and fees, trust and other financial services income as well as an increase in insurance commission income. Service charges and fees increased $2.7 million, or 19.3%, to $16.8 million, trust and other financial services income increased $309,000, or 7.8%, to $4.3 million and insurance commission income increased $1.3 million, or 134.4%, to $2.2 million. The increase in service charges and other financial services income is due to increased volume and growth. Insurance commission income increased primarily as a result of the Company again offering insurance products on consumer loans. Offsetting these increases was a decrease in the gain on sale of marketable securities. Gain on sale of marketable securities decreased by $4.0 million to $523,000 for the fiscal year ended June 30, 2005 from $4.5 million for the fiscal year ended June 30, 2004. The gain on sale of marketable securities during the prior fiscal year was heavily influenced by the Company’s restructuring of its balance sheet after its acquisition of Bell Federal Savings and Loan Association. The gains recorded in the current year resulted primarily from securities being called at prices that exceeded the Company’s carrying value. It is not the Company’s policy to actively sell investments to increase noninterest income.
     Noninterest expense. Noninterest expense decreased $146,000, or less than 1%, to $128.7 million for the year ended June 30, 2005 from $128.8 million for the year ended June 30, 2004. Most major expense categories increased during the year with the largest increase recorded in compensation and employee benefits. Prior year noninterest expense includes a goodwill impairment charge of $7.9 million and a penalty on the prepayment of FHLB borrowings of $2.5 million, both recorded by First Carnegie prior to its acquisition by the Company. Excluding these items, noninterest expense increased $10.3 million, or 8.7%, to $128.7 million for the year ended June 30, 2005 from $118.4 million for the prior fiscal year. Compensation and employee benefits increased by $6.3 million, or 9.5%, to $71.8 million for the year ended June 30, 2005 from $65.6 million for the year ended June 30, 2004. Contributing to this increase was an increase in full-time equivalent employees and the overall cost of health insurance. Other increases in the major expense categories are attributed to the overall growth of the Company. During the year ended June 30, 2005, the Company increased its core banking franchise by four retail offices.
     Income taxes. Income tax expense increased by $3.0 million, or 14.8%, to $22.8 million for the year ended June 30, 2005 from $19.8 million for the year ended June 30, 2004. Primarily contributing to the increase was an increase in pre-tax income of $15.6 million, or 25.2%.

     Average Balance Sheets. The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Years Ended December 31,
		2006			2005
			Average			Average
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
			(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)(2) (3)	$4,395,274	$288,037	6.59%	$4,421,814	$275,518	6.23%
Mortgage-backed securities (4)	660,986	31,523	4.77%	627,979	24,147	3.85%
Investment securities(3)(4)(5)	861,411	49,450	5.74%	739,727	39,123	5.29%
FHLB stock	34,292	1,692	4.93%	33,702	1,032	3.06%
Interest-earning deposits	133,218	6,584	4.87%	88,659	2,805	3.12%

Total interest-earning assets	6,085,181	377,286	6.20%	5,911,881	342,625	5.80%
Noninterest-earning assets(6)	437,607			446,194

Total assets	$6,522,788			$6,358,075

Interest-bearing liabilities:
Savings accounts	$882,974	$12,619	1.43%	$1,030,150	$14,213	1.38%
NOW accounts	663,046	9,396	1.42%	672,852	6,845	1.02%
Money market demand accounts	574,820	19,446	3.38%	645,273	14,204	2.20%
Certificate accounts	2,850,548	115,524	4.05%	2,572,588	86,841	3.38%
Borrowed funds(7)	402,789	18,508	4.59%	423,392	19,241	4.54%
Debentures	203,413	15,616	7.57%	107,605	8,737	8.01%

Total interest-bearing liabilities	5,577,590	191,109	3.43%	5,451,860	150,081	2.75%
Noninterest-bearing liabilities	346,016			327,357

Total liabilities	5,923,606			5,779,217
Shareholders’ equity	599,182			578,858

Total liabilities and equity	$6,522,788			$6,358,075

Net interest income		$186,177			$192,544

Net interest rate spread(8)			2.77%			3.05%

Net interest-earning assets	$507,591			$460,021

Net interest margin(9)			3.06%			3.26%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09 x			1.08x

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(3)	Interest income on tax-free investment securities and tax-free loans are presented on a taxable equivalent basis.

(4)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(5)	Average balances include Fannie Mae and Freddie Mac stock.

(6)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(7)	Average balances include FHLB advances, securities sold under agreements to repurchase and other borrowings.

(8)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(9)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Six Months Ended December 31,
	2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (10)	Balance	Interest	Cost (10)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)(2) (3)	$4,532,523	$141,983	6.27%	$4,157,376	$128,623	6.19%
Mortgage-backed securities (4)	568,879	11,332	3.98%	772,434	13,286	3.44%
Investment securities(3)(4)(5)	731,612	19,585	5.35%	632,350	16,877	5.34%
FHLB stock	34,467	468	2.72%	38,073	291	1.53%
Interest-earning deposits	56,594	1,088	3.84%	324,120	2,467	1.52%

Total interest-earning assets	5,924,075	174,456	5.89%	5,924,353	161,544	5.45%
Noninterest-earning assets(6)	488,639			423,843

Total assets	$6,372,714			$6,348,196

Interest-bearing liabilities:
Savings accounts	$987,053	$7,035	1.41%	$1,088,531	$7,325	1.35%
NOW accounts	672,092	3,839	1.13%	665,356	2,357	0.71%
Money market demand accounts	610,655	7,668	2.49%	832,161	7,167	1.72%
Certificate accounts	2,642,507	46,807	3.51%	2,384,768	36,477	3.06%
Borrowed funds(7)	413,946	9,443	4.53%	446,854	10,092	4.52%
Debentures	113,147	4,622	8.10%	102,062	3,964	7.77%

Total interest-bearing liabilities	5,439,400	79,414	2.90%	5,519,732	67,382	2.44%
Noninterest-bearing liabilities	345,074			272,046

Total liabilities	5,784,474			5,791,778
Shareholders’ equity	588,240			556,418

Total liabilities and equity	$6,372,714			$6,348,196

Net interest income		$95,042			$94,162

Net interest rate spread(8)			2.99%			3.01%

Net interest-earning assets	$484,675			$404,621

Net interest margin(9)			3.21%			3.18%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09x			1.07x

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(3)	Interest income on tax-free investment securities and tax-free loans are presented on a taxable equivalent basis.

(4)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(5)	Average balances include Fannie Mae and Freddie Mac stock.

(6)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(7)	Average balances include FHLB advances, securities sold under agreements to repurchase and other borrowings.

(8)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(9)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(10)	Presented on an annualized basis.

	Years Ended June 30,
	2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)(2) (3)	$4,234,241	$262,158	6.19%	$3,846,261	$244,926	6.37%
Mortgage-backed securities (4)	729,757	26,102	3.58%	883,914	25,815	2.92%
Investment securities(3)(4)(5)	690,096	36,415	5.28%	662,687	33,128	5.00%
FHLB stock	35,504	855	2.41%	38,381	572	1.49%
Interest-earning deposits	222,422	4,184	1.88%	391,352	3,527	0.90%

Total interest-earning assets	5,912,020	329,714	5.58%	5,822,595	307,968	5.29%
Noninterest-earning assets(6)	433,796			415,125

Total assets	$6,345,816			$6,237,720

Interest-bearing liabilities:
Savings accounts	$1,080,889	$15,037	1.39%	$1,031,405	$13,923	1.35%
NOW accounts	669,485	5,363	0.80%	683,626	5,302	0.78%
Money market demand accounts	756,026	13,168	1.74%	876,157	14,786	1.69%
Certificate accounts	2,443,718	76,511	3.13%	2,317,003	72,317	3.12%
Borrowed funds(7)	439,847	19,889	4.52%	466,277	20,482	4.39%
Debentures	102,062	8,079	7.92%	101,297	7,656	7.56%

Total interest-bearing liabilities	5,492,027	138,047	2.51%	5,475,765	134,466	2.46%
Noninterest-bearing liabilities	290,842			246,105

Total liabilities	5,782,869			5,721,870
Shareholders’ equity	562,947			515,850

Total liabilities and equity	$6,345,816			$6,237,720

Net interest income		$191,667			$173,502

Net interest rate spread(8)			3.07%			2.83%

Net interest-earning assets	$419,993			$346,830

Net interest margin(9)			3.24%			2.98%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08x			1.06x

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(3)	Interest income on tax-free investment securities and tax-free loans are presented on a taxable equivalent basis.

(4)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(5)	Average balances include Fannie Mae and Freddie Mac stock.

(6)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(7)	Average balances include FHLB advances, securities sold under agreements to repurchase and other borrowings.

(8)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(9)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Years Ended December 31,			Six Months Ended December 31,			Years Ended June 30,
		2006 vs. 2005			2005 vs. 2004			2005 vs. 2004
	Increase/(Decrease) Due to		Total Increase	Increase/(Decrease) Due to		Total Increase	Increase/(Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In Thousands)

Interest-earning assets:
Loans receivable	$14,258	(1,739)	$12,519	$1,680	11,860	$13,360	$(7,474)	24,706	$17,232
Mortgage-backed securities	5,955	1,421	7,376	2,101	(4,055)	(1,954)	5,801	(5,514)	287
Investment securities	3,617	6,710	10,327	55	2,653	2,708	1,900	1,387	3,287
FHLB stock	637	23	660	226	(49)	177	352	(69)	283
Interest-earning deposits	1,973	1,806	3,779	3,764	(5,143)	(1,379)	3,834	(3,177)	657

Total interest-earning assets	26,440	8,221	34,661	7,826	5,086	12,912	4,413	17,333	21,746

Interest-bearing liabilities:
Savings accounts	510	(2,104)	(1,594)	433	(723)	(290)	436	678	1,114
NOW accounts	2,690	(139)	2,551	1,451	31	1,482	174	(113)	61
Money market demand accounts	7,626	(2,384)	5,242	3,283	(2,782)	501	474	(2,092)	(1,618)
Certificate accounts	18,359	10,324	28,683	6,077	4,253	10,330	233	3,961	4,194
Borrowed funds	213	(946)	(733)	102	(751)	(649)	602	(1,195)	(593)
Debentures	(901)	7,780	6,879	216	442	658	364	59	423

Total interest-bearing liabilities	28,497	12,531	41,028	11,562	470	12,032	2,283	1,298	3,581

Net Change in net interest income	$(2,057)	(4,310)	$(6,367)	$(3,736)	4,616	$880	$2,130	16,035	$18,165

     Regulatory Capital Requirements. The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, and usually rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit card relationships.
     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital, which is defined as Tier I capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.
     The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2006, the Company’s banking subsidiary exceeded its capital requirements.
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
     The following table summarizes the Bank’s total shareholder’s equity, regulatory capital, total risk-based assets, leverage and risk-based regulatory ratios at December 31, 2006 and 2005 and June 30, 2005.

	December 31, 2006	December 31, 2005	June 30, 2005
	(Dollars in thousands)
Total shareholders’ equity (GAAP capital)	$694,160	689,001	667,374
Less: accumulated other comprehensive income	11,627	405	(4,492)
Less: nonqualifying intangible assets	(166,252)	(162,430)	(154,253)

Leverage capital	539,535	526,976	508,629
Plus: Tier 2 capital (1)	40,025	35,583	34,110

Total risk-based capital	$579,560	562,559	542,739

Average total assets for leverage ratio	$6,385,392	6,281,262	6,083,422

Net risk-weighted assets including off-balance sheet items	$3,790,927	3,666,674	3,494,230

Leverage capital ratio	8.45%	8.39%	8.36%
Minimum requirement (2)	3.00% to 5.00%	3.00% to 5.00%	3.00% to 5.00%

Risk-based capital ratio	15.29%	15.34%	15.53%
Minimum requirement	8.00%	8.00%	8.00%

(1)	Tier 2 capital consists of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC, and 45% of pre-tax net unrealized gains on securities available-for-sale.

(2)	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3.00%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points.
     The Bank is also subject to Pennsylvania Department of Banking (“Department”) capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.
     Liquidity and Capital Resources. The Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy of the Company, to be eligible for liquidity. Liquidity is quantified through the use of a standard liquidity ratio of liquid assets to short-term borrowings plus deposits. Using this formula, the Bank’s liquidity ratio was 22.8% as of December 31, 2006. The Bank adjusts its liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset and liability management objectives.
     In addition to deposits, the Company’s primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits amounted to $55.3 million at December 31, 2006. For additional information about cash flows from the Company’s operating, financing, and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

     A major portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.
     Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. At December 31, 2006, the Company had $332.2 million in advances from the FHLB. The Company borrows from the FHLB to reduce interest rate risk and to provide liquidity when necessary.
     At December 31, 2006, the Company’s customers had $292.8 million of unused lines of credit available and $82.9 million in loan commitments. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at December 31, 2006, totaled $2.025 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company.
     The major sources of the Company’s cash flows are in the areas of loans, marketable securities, deposits and borrowed funds.
     Deposits are the Company’s primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of management’s control, such as the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as the Company, are also subject to deposit outflows. The Company’s net deposits increased/(decreased) by $54.9 million, $(32.7) million, $(3.6) million and $(177.8) million for the year ended December 31, 2006, the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004, respectively.
     Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates in the economy. Funds received from loan maturities and principal payments on loans for the year ended December 31, 2006, the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004 were $1.118 billion, $584.0 million, $997.3 million and $966.3 million, respectively. Loan originations for the year ended December 31, 2006, the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004 were $1.488 billion, $856.4 million, $1.430 billion and $1.432 billion, respectively. The Company also sells a portion of the loans it originates and the cash flows from such sales for the year ended December 31, 2006, the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004 were $143.3 million, $86.2 million, $78.2 million and $89.9 million, respectively.
     The Company also experiences significant cash flows from its portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature. Cash flow from the repayment of principal and the maturity of marketable securities for the year ended December 31, 2006, the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004 were $254.2 million, $157.7 million, $483.1 million and $1.134 billion, respectively.
     When necessary, the Company utilizes borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net increase/(decrease) of $(23.7) million, $2.3 million, $(37.9) million, and $(250.4) million for the year ended December 31, 2006 the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004, respectively.
     Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $13.7 million, $6.1 million, $20.2 million and $10.0 million for the year ended December 31, 2006, the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004, respectively. Northwest Bancorp MHC first began waiving dividends in the quarter ending June 30, 2002. They accepted payment of dividends during the fourth fiscal quarter of the year ended June 30, 2004 and the first three quarters of the fiscal year ending June 30, 2005. Since that time, they have continued to waive the receipt of dividends. Dividends waived by Northwest Bancorp, MHC during the year ended December 31, 2006 were $21.4 million.

     Contractual Obligations. The Company is obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type.

	Payments due
			Three years to
	Less than one	One year to less	less than five	Five years or
	year	than three years	years	greater	Total
	(In thousands)
Contractual obligations at December 31, 2006

Long-term debt (1)	$95,618	144,700	116,597	35,899	$392,814
Junior subordinated debentures (2)	—	—	—	103,094	103,094
Operating leases (3)	3,508	6,238	4,603	8,494	22,843

Total	$99,126	150,938	121,200	147,487	$518,751

(1)	See Note 11, Borrowed funds, of the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 22, Junior Subordinated Debentures/Trust-Preferred Securities, of the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 8, Premises and Equipment, of the Notes to Consolidated Financial Statements for additional information.
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
     The Company’s policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of its interest-earning assets. The Company (i) emphasizes the origination of short-term, fixed-rate consumer loans, and at December 31, 2006, such loans constituted $921.2 million, or 20.7%, of the Company’s total loan portfolio; (ii) purchases adjustable-rate investment securities and mortgage-backed securities which at December 31, 2006 totaled $807.2 million; and (iii) originates adjustable-rate mortgage loans, adjustable-rate consumer loans, and adjustable-rate commercial loans, which at December 31, 2006, totaled $758.8 million or 17.0% of the Company’s total loan portfolio. Of the Company’s $5.993 billion of interest-earning assets at December 31, 2006, $1.621 billion, or 27.1%, consisted of assets with adjustable rates of interest. When market conditions are favorable, the Company also attempts to reduce interest rate risk by lengthening the maturities of its interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer term certificates of deposit.
     At December 31, 2006, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $314.2 million, representing a cumulative negative one-year gap ratio of 4.81%. The Company has an Asset/Liability Committee with members consisting of various individuals from Senior Management. This committee meets monthly in an effort to effectively manage the Company’s balance sheet and to monitor activity and set pricing. The Company also has a Risk Management Committee comprised of certain members of the Board of

Directors, which among other things, is responsible for reviewing the Company’s level of interest rate risk. The Committee meets quarterly and, as part of their risk management assessment, reviews interest rate risks and trends, the Company’s interest sensitivity position and the liquidity and market value of the Company’s investment portfolio.
     The following table sets forth, on an amortized cost basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, which are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of the term of repricing or the contractual term of the asset or liability. Management believes that these assumptions approximate the standards used in the savings industry and considers them appropriate and reasonable. For information regarding the contractual maturities of the Company’s loans, investments and deposits, see “Business of the Company—Lending Activities,” “—Investment Activities” and “—Sources of Funds.”

	Amounts Maturing or Repricing
	Within	1-3	3-5	5-10	10-20	Over 20
	1 Year	Years	Years	Years	Years	Years	Total
	(Dollars in Thousands)
Rate-sensitive assets:
Interest-earning deposits	$55,320	—	—	—	—	—	$55,320
Mortgage-backed securities:
Fixed	29,406	57,211	33,745	46,051	—	—	166,413
Variable	464,210	—	—	—	—	—	464,210
Investment securities	400,801	192,158	71,437	189,462	—	—	853,858
Real estate loans:
Adjustable-rate	86,883	2,350	—	—	—	—	89,233
Fixed-rate	266,182	467,517	413,311	750,531	404,162	—	2,301,703
Home equity lines of credit	137,986	—	—	—	—	—	137,986
Education loans	11,973	—	—	—	—	—	11,973
Other consumer loans	354,347	403,862	205,502	36,930	—	—	997,641
Commercial loans	499,890	275,583	128,474	10,640	—	—	914,587

Total rate-sensitive assets	2,306,998	1,398,681	849,469	1,033,614	404,162	—	5,992,924

Rate-sensitive liabilities:
Fixed maturity deposits	2,025,947	800,024	122,552	20,915	184	—	2,969,622
Money market deposit accounts	99,003	198,005	99,003	—	198,461	—	594,472
Savings accounts	181,000	362,000	—	—	264,873	—	807,873
Checking accounts	119,998	239,996	—	—	—	634,789	994,783
FHLB advances	35,000	114,739	116,558	35,899	—	—	332,196
Other borrowings	57,169	1,393	2,056	—	—	—	60,618
Trust Preferred Securities	103,094	—	—	—	—	—	103,094

Total rate-sensitive liabilities	2,621,211	1,746,157	340,169	56,814	463,518	634,789	5,862,658

Interest sensitivity gap per period	$(314,213)	(347,476)	509,300	976,800	(59,356)	(634,789)	$130,266

Cumulative interest sensitivity gap	$(314,213)	(661,689)	(152,389)	824,411	765,055	130,266	$130,266

Cumulative interest sensitivity gap as a percentage of total assets	(4.81)%	(10.14)%	(2.33)%	12.63%	11.72%	2.00%	2.00%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	88.01%	84.85%	96.76%	117.30%	114.63%	102.22%	102.22%
     When assessing the interest rate sensitivity of the company, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates. In preparing the table above, it has been assumed market rates will remain constant at current levels and as a result, the Company’s loans will be affected as follows: (i) adjustable-rate mortgage loans will prepay at an annual rate of 10% to 12%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 7% to 10%; (iii) commercial loans will prepay at an annual rate of 8% to 12%; (iv) consumer loans held by the Bank will prepay at an annual rate of 20%; and (v) consumer loans held by Northwest Consumer will prepay at an annual rate of 60% to 65%. In regards to the Company’s deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) money market accounts will gradually reprice over the next five years; and (iii) savings accounts and checking accounts will reprice either when the rates on such accounts reprice as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates. For purposes of this analysis, management has estimated, based on historical trends, that $120.0 million of the Company’s checking accounts and $181.0 million of the Company’s savings accounts are interest sensitive and may reprice in one year or less, and that the remainder may reprice over longer time periods.
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
     The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, diluted earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at December 31, 2006 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from the December 31, 2006 levels.

	Movements in interest rates from
	December 31, 2006 rates
	Increase		Decrease
	1%	2%	1%	2%
Simulated impact over the next 12 months compared with December 31, 2006:
Percentage increase/(decrease) in net income	1.9%	2.1%	(3.2)%	(8.1)%
Increase/(decrease) in return on average equity	0.2%	0.2%	(0.2)%	(0.6)%
Increase/(decrease) in diluted earnings per share	$0.02	$0.02	($0.03)	($0.08)
Percentage increase/(decrease) in market value of equity	(12.8)%	(25.0)%	6.6%	13.5%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control – Integrated Framework. Based on such assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based upon those criteria.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

/s/ William J. Wagner	/s/ William W. Harvey, Jr.
William J. Wagner	William W. Harvey, Jr.
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting
The Board of Directors and Shareholders
Northwest Bancorp, Inc.:
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting that Northwest Bancorp, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

In our opinion, management’s assessment that Northwest Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Northwest Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Northwest Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2006, the six-month period ended December 31, 2005, and for each of the years in the two-year period ended June 30, 2005, and our report dated March 7, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG

Pittsburgh, Pennsylvania
March 7, 2007

Report of Independent Registered Public Accounting Firm
On Consolidated Financial Statements
The Board of Directors and Shareholders
Northwest Bancorp, Inc.:
We have audited the accompanying consolidated statements of financial condition of Northwest Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2006, the six-month period ended December 31, 2005, and for each of the years in the two-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006, the six-month period ended December 31, 2005, and for each of the years in the two-year period ended June 30, 2005 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for pension and postretirement benefits effective December 31, 2006 in accordance with Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006, in accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Northwest Bancorp Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG

Pittsburgh, Pennsylvania
March 7, 2007

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Amounts in thousands, excluding share data)

	December 31
	2006	2005
Assets
Cash and cash equivalents	$99,013	83,685
Interest-earning deposits in other financial institutions	41,387	67,243
Federal funds sold and other short-term investments	13,933	1,164
Marketable securities available-for-sale (amortized cost of $770,967 and $616,792)	767,514	613,836
Marketable securities held-to-maturity (market value of $720,515 and $636,507)	716,967	634,258
Loans receivable, net of allowance for loan losses of $37,655 and $33,411	4,412,441	4,622,269
Accrued interest receivable	28,033	25,053
Real estate owned, net	6,653	4,872
Federal Home Loan Bank stock, at cost	34,289	33,130
Premises and equipment, net	104,866	96,981
Bank owned life insurance	110,864	106,737
Goodwill	155,770	150,485
Other intangible assets	9,581	11,477
Mortgage servicing rights	7,688	3,357
Other assets	18,816	22,760

Total assets	$6,527,815	6,477,307

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$5,366,750	5,228,479
Borrowed funds	392,814	417,356
Advances by borrowers for taxes and insurance	22,600	24,742
Accrued interest payable	4,038	4,387
Other liabilities	33,958	11,529
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	205,156

Total liabilities	5,923,254	5,891,649

Shareholders’ equity:
Preferred stock, $0.10 par value. 50,000,000 shares authorized no shares issued	—	—
Common stock, $0.10 par value. 500,000,000 shares authorized shares issued 51,137,227 and 51,076,836, respectively	5,114	5,108
Paid-in capital	211,295	208,132
Retained earnings, substantially restricted	425,024	389,985
Accumulated other comprehensive loss, net	(11,609)	(384)
Treasury stock of 1,107,900 and 766,400 shares, respectively, at cost	(25,263)	(17,183)

Total shareholders’ equity	604,561	585,658

Total liabilities and shareholders’ equity	$6,527,815	6,477,307

See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Amounts in thousands, excluding share data)

		Twelve-month	Six-month
	Year ended	period ended	period ended
	December 31,	December 31,	December 31,	Years ended June 30
	2006	2005	2005	2005	2004
		(Unaudited)
Interest income:
Loans receivable	$286,316	273,999	141,164	260,833	243,630
Mortgage-backed securities	31,523	24,148	11,332	26,102	25,815
Taxable investment securities	31,164	21,768	10,943	18,513	15,210
Tax-free investment securities	12,986	11,952	5,922	12,192	12,048
Interest-earning deposits	6,584	2,805	1,088	4,184	3,527

Total interest income	368,573	334,672	170,449	321,824	300,230
Interest expense:
Deposits	156,985	122,102	65,349	110,079	106,328
Borrowed funds	34,124	27,977	14,065	27,968	28,138

Total interest expense	191,109	150,079	79,414	138,047	134,466

Net interest income	177,464	184,593	91,035	183,777	165,764
Provision for loan losses	8,480	10,285	4,722	9,566	6,860

Net interest income after provision for loan losses	168,984	174,308	86,313	174,211	158,904
Noninterest income:
Service charges and fees	26,323	20,713	11,949	16,786	14,068
Trust and other financial services income	5,321	4,446	2,267	4,291	3,982
Insurance commission income	2,550	2,473	1,272	2,222	948
Gain on sale of marketable securities, net	368	381	—	523	4,536
Gain (loss) on sale of loans, net	3,447	343	308	(100)	433
Gain on sale of real estate owned, net	735	1,542	788	906	1,561
Income from bank owned life insurance	4,344	4,298	2,160	4,378	4,364
Other operating income	2,938	2,548	1,107	2,998	1,970

Total noninterest income	46,026	36,744	19,851	32,004	31,862
Noninterest expense:
Compensation and employee benefits	78,611	72,688	36,382	71,843	65,593
Premises and occupancy costs	20,368	18,917	9,511	17,724	16,175
Office operations	12,411	11,562	5,910	11,329	10,785
Processing expenses	12,051	10,807	5,251	10,578	9,317
Amortization of intangible assets	3,876	3,972	1,932	4,509	4,706
Advertising	2,818	3,281	1,308	3,674	3,582
Goodwill impairment	—	—	—	—	7,904
Loss on early extinguishment of debt	3,124	—	—	—	2,533
Other expenses	10,423	10,710	6,023	9,002	8,210

Total noninterest expense	143,682	131,937	66,317	128,659	128,805

Income before income taxes	71,328	79,115	39,847	77,556	61,961
Provision for income taxes:
Federal	16,840	19,189	9,436	19,013	16,425
State	2,952	3,176	1,562	3,728	3,404

Total provision for income taxes	19,792	22,365	10,998	22,741	19,829

Net income	$51,536	56,750	28,849	54,815	42,132

Basic earnings per share	$1.03	1.12	0.57	1.10	0.88

Diluted earnings per share	$1.03	1.11	0.56	1.09	0.87

See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Year ended December 31, 2006, the six-month period ended December 31, 2005 and years ended June 30, 2005 and 2004
(Amounts in thousands, excluding share data)

				Accumulated
				other
				comprehensive		Total
	Common	Paid-in	Retained	income	Treasury	shareholders’
	stock	capital	earnings	(loss), net	stock	equity
Balance at June 30, 2003	$4,769	90,592	289,854	9,859	—	395,074
Comprehensive income:
Net income	—	—	42,132	—	—	42,132
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	(11,892)	—	(11,892)

Total comprehensive income	—	—	42,132	(11,892)	—	30,240
Exercise of stock options	27	1,004	—	—	—	1,031
Stock compensation	—	1,350	—	—	—	1,350
Dividends paid ($0.40 per share)	—	—	(9,963)	—	—	(9,963)
Acquistion of First Carnegie Deposit	—	9,118	10,818	—	—	19,936
Common stock issued, net of issuance cost	—	112,804	—	—	—	112,804

Balance at June 30, 2004	4,796	214,868	332,841	(2,033)	—	550,472
Comprehensive income:
Net income	—	—	54,815	—	—	54,815
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	6,547	—	6,547

Total comprehensive income	—	—	54,815	6,547	—	61,362
Issuance of common shares in exchange for Leeds Federal and First Carnegie Shares	243	(12,013)	(230)	—	—	(12,000)
Exercise of stock options	18	779	—	—	—	797
Stock compensation	27	1,703	—	—	—	1,730
Dividends paid ($0.48 per share)	—	—	(20,171)	—	—	(20,171)

Balance at June 30, 2005	5,084	205,337	367,255	4,514	—	582,190
Comprehensive income:
Net income	—	—	28,849	—	—	28,849
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	(4,898)	—	(4,898)

Total comprehensive income	—	—	28,849	(4,898)	—	23,951
Treasury stock repurchases	—	—	—	—	(17,183)	(17,183)
Exercise of stock options	24	1,710	—	—	—	1,734
Stock compensation	—	1,085	—	—	—	1,085
Dividends paid ($0.30 per share)	—	—	(6,119)	—	—	(6,119)

Balance at December 31, 2005	5,108	208,132	389,985	(384)	(17,183)	585,658
Comprehensive income:
Net income	—	—	51,536	—	—	51,536
Change in unrealized loss on securities, net of tax and reclassification adjustment				(859)	—	(859)

Total comprehensive income	—	—	51,536	(859)	—	50,677
Treasury stock repurchases	—	—	—	—	(8,080)	(8,080)
Prior period adjustments	—	—	(2,770)	—	—	(2,770)
Exercise of stock options	6	867	—	—	—	873
Stock compensation	—	2,296	—	—	—	2,296
Adjustment for adoption of SFAS No. 158	—	—	—	(10,366)	—	(10,366)
Dividends paid ($0.70 per share)	—	—	(13,727)	—	—	(13,727)

Balance at December 31, 2006	$5,114	211,295	425,024	(11,609)	(25,263)	604,561

See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

			Six-month
	Year ended	Year ended	period ended
	December 31,	December 31,	December 31,	Years ended June 30
	2006	2005	2005	2005	2004
		(Unaudited)
Operating activities:
Net income	$51,536	56,750	28,849	54,815	42,132
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,480	10,285	4,722	9,566	6,860
Net gain on sales of assets	(4,550)	(2,266)	(1,096)	(1,329)	(6,530)
Loss on early extinquishment on debt	3,124	—	—	—	—
Net depreciation, amortization, and accretion	10,828	9,775	5,846	9,216	12,530
Decrease/(increase) in other assets	(1,965)	(3,692)	(5,265)	6,752	17,360
Increase/(decreases) in other liabilities	5,353	(2,104)	(1,543)	(3,168)	(13,618)
Net amortization of discounts/premiums on marketable securities	(1,334)	2,655	1,243	2,787	7,633
Noncash compensation expense related to stock benefit plans	2,296	2,069	1,085	1,512	534
Noncash writedown of investment securities	—	—	—	—	166
Noncash goodwill impairment	—	—	—	—	7,904
Origination of loans held for sale	(153,354)	(131,508)	(85,937)	(78,314)	(89,496)
Proceeds from loan sales	143,340	131,629	86,245	78,214	89,929

Net cash provided by operating activities	63,754	73,593	34,149	80,051	75,404
Investing activities:
Purchase of marketable securities held-to-maturity	(201,912)	—	—	(172,540)	(314,227)
Purchase of marketable securities available-for-sale	(280,459)	(98,892)	(31,340)	(247,716)	(631,218)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	115,550	140,258	67,777	215,900	436,922
Proceeds from maturities and principal reductions of marketable securities available-for-sale	138,640	180,299	89,876	267,204	697,042
Proceeds from sales of marketable securities available-for-sale	5,333	12,088	2,145	22,713	307,736
Loan originations	(1,334,596)	(1,454,869)	(770,459)	(1,351,294)	(1,341,810)
Proceeds from loan maturities and principal reductions	1,118,372	1,101,853	584,023	997,290	966,289
Proceeds from sale of portfolio loans	481,301	—	—	—	—
Redemption/(purchase) of Federal Home Loan Bank stock	(979)	3,044	301	5,829	12,960
Proceeds from sale of real estate owned	6,771	10,380	5,430	6,749	8,107
Sale/(purchase) of real estate owned for investment	66	384	481	78	(226)
Purchase of premises and equipment	(13,071)	(10,512)	(4,960)	(20,373)	(22,848)
Acquisitions, net of cash received	(2,605)	(5,246)	(5,246)	—	(21,910)

Net cash (used) provided by investing activities	32,411	(121,213)	(61,972)	(276,160)	96,817

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

			Six-month
	Year ended	Year ended	period ended
	December 31,	December 31,	December 31,	Years ended June 30
	2006	2005	2005	2005	2004
		(Unaudited)
Financing activities:
(Decrease) increase in deposits, net	$54,948	(32,282)	(32,686)	(3,635)	(177,807)
Proceeds from long-term borrowings	—	—	—	—	—
Repayments of long-term borrowings	(47,759)	(37,701)	(5,173)	(35,056)	(251,064)
Net increase (decrease) in short-term borrowings	24,025	11,658	7,446	(2,823)	676
(Decrease) increase in advances by borrowers for taxes and insurance	(2,142)	1,196	(7,086)	1,162	2,994
Treasury stock repurchases	(8,080)	(17,183)	(17,183)	—	—
Proceeds/(repayment) of debentures	(102,062)	103,094	103,094	—	—
Proceeds from stock offering, net of issuance costs	—	—	—	—	112,804
Cash dividends paid	(13,727)	(14,613)	(6,119)	(20,171)	(9,963)
Proceeds from options exercised, including tax benefit realized	873	1,438	1,734	797	1,031

Net cash provided (used) by financing activities	(93,924)	15,607	44,027	(59,726)	(321,329)

Net increase (decrease) in cash and cash equivalents	$2,241	(32,013)	16,204	(255,835)	(149,108)

Cash and cash equivalents at beginning of year	$152,092	184,105	135,888	391,723	540,831
Net increase (decrease) in cash and cash equivalents	2,241	(32,013)	16,204	(255,835)	(149,108)

Cash and cash equivalents at end of year	$154,333	152,092	152,092	135,888	391,723

Cash paid during the year for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $136,319, $103,267 (unaudited), $54,609, $94,106, and $91,829, respectively)	$191,458	149,763	79,047	138,307	131,909
Income taxes	6,940	11,085	4,800	19,491	7,459
Noncash activities:
Business acquisitions:
Fair value of assets acquired	$86,673	84,957	84,957	—	1,000,392
Net cash paid	(2,605)	(5,246)	(5,246)	—	(21,910)

Liabilities assumed	$84,068	79,711	79,711	—	978,482

Loan foreclosures and repossessions	$7,817	6,436	2,829	8,622	4,647
Sale of real estate owned financed by the Company	768	1,269	773	1,113	340
Forgiveness of loan to Northwest Bancorp, MHC	—	—	—	12,000	—
See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
(1)	Summary of Significant Accounting Policies
(a)	Nature of Operations

The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC (MHC) is a federal mutual holding company and, at December 31, 2006 and 2005, owned approximately 61% and 60%, respectively, of the outstanding shares of common stock of Northwest Bancorp, Inc. (the Company). On September 10, 2004, in exchange for 100% of the outstanding shares of Leeds Federal, the Company cancelled a $12.0 million loan receivable from, and issued 1,334,859 shares to, MHC. Concurrent with the Company’s acquisition of Leeds Federal, the Company merged Leeds Federal into Northwest Savings Bank. On November 15, 2004, in exchange for 100% of the outstanding shares of First Carnegie, the Company issued 1,090,900 shares to MHC. Concurrent with the Company’s acquisition of First Carnegie, the Company merged First Carnegie into Northwest Savings Bank. The Company’s financial condition and financial results have been revised to reflect the acquisitions of both Leeds Federal Savings Bank and First Carnegie Deposit as of the date they were acquired by MHC. After the Company’s acquisition of First Carnegie, MHC applied for and received approval from the Office of Thrift Supervision to waive its right to receive dividends from the Company. While MHC owned Leeds Federal and First Carnegie, it accepted dividends from the Company. Dividends waived by MHC during the years ended December 31, 2006 and 2005, the six-month period December 31, 2005 and years ended June 30, 2005 and 2004 were $21,376,000, $12,825,000 (unaudited), $9,161,000, $3,664,000, and $9,159,000, respectively. Dividends paid to MHC during the years ended December 31, 2006 and 2005, the six-month period December 31, 2005 and years ended June 30, 2005 and 2004 were $0, $3,664,000 (unaudited), $0, $10,571,000, and $2,812,000, respectively.

During the 2004 fiscal year, the Company sold 7,255,520 common shares previously owned by MHC. The transaction increased the Company’s capital by $112.8 million but did not increase the number of shares outstanding.

The Company changed its fiscal year end from June 30 to December 31, effective December 31, 2005.

Northwest Bancorp, Inc., which is headquartered in Warren, Pennsylvania, is a federal savings and loan holding company for its wholly owned subsidiary, Northwest Savings Bank (Northwest). Northwest offers traditional deposit and loan products through its 160 banking locations in Pennsylvania, New York, Ohio, Maryland, and Florida. The Company and its subsidiaries also offer loan products through 51 consumer finance offices in Pennsylvania and New York.

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

The Company classifies marketable securities at the time of their purchase as either held-to-maturity, available-for-sale, or trading securities. Securities for which management has the intent and the Company has the ability to hold until their maturity are classified as held-to-maturity and are carried on the Company’s books at cost, adjusted for amortization of premium and accretion of discount on a level yield basis. If it is management’s intent at the time of

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as accumulated other comprehensive income, a separate component of shareholders’ equity, net of tax. Securities available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. The cost of securities sold is determined on a specific identification basis. The Company held no securities classified as trading at December 31, 2006 and 2005.

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

The Company has identified certain residential and education loans, which will be sold prior to maturity. These loans are recorded at the lower of amortized cost or market value and at December 31, 2006 and 2005 were $23.4 million and $2.3 million, respectively.

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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
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

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is allocated to various reporting units, which are either the Company’s reportable segments or one level below. Goodwill is no longer amortized but is tested for impairment on an annual basis and between annual tests if events occur, or if circumstances change, that would more likely than not reduce the fair value below its carrying amount. The annual impairment test is based on discounted cash flow models that incorporate variables including growth in net income, discount rates, and terminal values. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized as a non-cash charge. Prior to the Company’s acquisition of First Carnegie Deposit from Northwest Bancorp, MHC, First Carnegie Deposit recorded a goodwill impairment loss of $7,904,000 in fiscal year 2004.

(j)	Core Deposit Intangibles

The Company engages an independent third party of experts to analyze and prepare a core deposit study for substantially all acquisitions. This study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. Based upon this analysis, the amount of the premium related to the core deposits of the business purchased is calculated along with the estimated life of the acquired deposits. The core deposit intangible, which is recorded in other intangible assets, is then amortized to expense on an accelerated basis over an approximate life of seven years.

(k)	Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees and directors. The policies were purchased to help offset the increase in the costs of various fringe benefit plans including healthcare as well as the directors deferred compensation plan. The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and any increases in the cash surrender value are recorded as noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit, which would be recorded as noninterest income.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
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

The Company accounts for its stock-based compensation plans under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments. The Black-Scholes-Merton option pricing model was used to determine the fair value of each option award, estimated on the grant date. 158,333 options were awarded during the year ended December 31, 2006. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the grant date and options generally vest over a five-year period from the grant date. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options is based upon previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options. When options are exercised new shares are issued.

Stock-based employee compensation expense related to the Company’s recognition and retention plan of $1,176,000, $1,073,000 (unaudited), $581,000 and $492,000, was included in income before income taxes during the years ended December 31, 2006 and 2005, six-month period ended December 31, 2005 and fiscal year ended June 30, 2005, respectively. The effect on net income for the years ended December 31, 2006 and 2005 and six-month period ended December 31, 2005 and fiscal year ended June 30, 2005 was a reduction of $765,000, $698,000 (unaudited), $378,000, and $320,000, respectively. No other periods presented included expense related to the Company’s recognition and retention plan. The Company will recognize the remaining expense of $3,710,000 over the next four years. Total compensation expense for nonvested stock options of $2,124,000 has yet to be recognized as of December 31, 2006. The weighted average period over which this remaining amount will be recognized is approximately 2.25 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: (1) dividend yields ranging from 1.6% to 2.9%; (2) expected volatility of 21% to 33%; (3) risk-free interest rates ranging from 4.5% to 6.5%; and (4) expected lives of seven years.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
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

(s)	Reclassification of Prior Years’ Statements

Certain items previously reported have been reclassified to conform with the current year’s reporting format.
(2)	Recent Accounting Pronouncements
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). On December 31, 2006 the Company adopted certain provisions of SFAS 158 which resulted in the recognition of the funded status of its pension and postretirement plans as a liability on the Consolidated Statement of Financial Condition, the recognition of unrecognized actuarial losses and prior service costs totaling $10,366,000 as a separate component of accumulated other comprehensive loss, net of tax. Additional disclosures related to the pension and postretirement obligations have also been implemented. See note 15 for these disclosures and further discussion on the Company’s pension and postretirement plans.
SFAS 158 will also require the Company to change the date used to measure its defined benefit pension and other postretirement obligations from October 31 to December 31. The measurement date change will be effective as of December 31, 2008. The incremental pension cost recognized as a result of this change in measurement date will be recognized as an adjustment to retained earnings. The measurement date change is not expected to have a material impact on the financial condition or operations of the Company.
Fair Value Measurements: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the Company and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. SFAS 157 also creates a three-level hierarchy under which individual fair value estimates are ranked based on the relative reliability of the inputs used in the valuation. This

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective for years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect to have a material impact on the financial condition or operations of the Company.
Accounting for Uncertainty in Income Taxes: In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies that accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a material impact on the Company’s financial condition or operations.
Accounting for Servicing of Financial Assets: In March 2006, the FASB issued Statement of Financial Standards No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement 140 (“SFAS 156”) SFAS 156 requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets and liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class or separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. For the Company, SFAS 156 is effective January 1, 2007. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial condition or operations.
Accounting for Certain Hybrid Financial Instruments: In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). Among other things, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. This statement, which the Company does not anticipate having a material effect upon adoption, is effective for all financial instruments acquired or issued after the beginning of the Company’s fiscal year beginning January 1, 2007.
Considering the Effects of Prior Year Misstatements: In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires a company to quantify misstatements using both an income statement approach (“rollover”) and balance sheet approach (“iron curtain”) and evaluate whether either approach results in misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The amount recorded is shown as a cumulative effect adjustment and is recorded in opening retained earnings as of January 1, 2006.
Upon adoption of SAB 108, the Company evaluated previously unrecorded errors and determined that three amounts should be recorded as a cumulative effect adjustment using the dual approach. These amounts related to accounts payable, lease payments and other post-employment benefits, all of which were considered immaterial using the Company’s previous rollover method of evaluating errors.
The impact of the errors noted above on the January 1, 2006 opening consolidated shareholders’ equity was $2.8 million, net of tax, of which, approximately $1.9 million, $285,000 and $552,000 were for accounts payable, leases and other post-employment benefits, respectively. The Company had previously accounted for expenses on a modified cash basis and had recognized twelve months of expense for the years ended December 31, 2006, June 30, 2005 and 2004, and had recognized six months of expense for the six-month period ended December 31, 2005, but had not correctly recognized expense for all of the months within each respective period. On a rollover basis, the difference resulting from the expense recognized during the periods and the amount which should have been recognized was not considered material. The Company had previously accounted for lease expense on certain leased properties as rental payments were made in accordance with the lease agreements, rather than on a straight line basis, as required by SFAS No. 13, Accounting for Leases. The Company recognizes lease expense on new leases in accordance with SFAS No. 13. The cumulative immaterial after-tax difference relating to current leased properties since 1986 was $285,000 at December 31, 2005. The Company had previously under-accrued for certain post-employment benefits. The cumulative immaterial after-tax difference was $552,000 at December 31, 2005. The after-tax impact on the balance sheet as of January 1, 2006 is as follows:

			Opening balance
	Previously reported	Adjustment	January 1, 2006
Other assets	$26,117	2,652	$28,769
Other liabilities	11,529	5,422	16,951
Retained earnings	$367,255	(2,770)	$364,485

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
(3)	Marketable Securities

Marketable securities at December 31, 2006 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Held-to-maturity:
Government sponsored enterprises:
Due in one year or less	$—	—	—	—
Due in one year — five years	110,000	—	(760)	109,240
Due in five years — ten years	33,356	95	(208)	33,243
Due after ten years	18,399	—	(302)	18,097
Municipal securities:
Due in one year — five years	290	—	—	290
Due in five years — ten years	16,338	157	(19)	16,476
Due after ten years	253,258	3,460	(46)	256,672
Corporate debt issues:
Due after ten years	33,671	2,032	(137)	35,566
Mortgage-backed securities:
Fixed rate pass-through	9,097	27	(159)	8,965
Variable rate pass-through	188,700	726	(1,044)	188,382
Fixed rate CMO	4,484	—	(235)	4,249
Variable rate CMO	49,374	203	(242)	49,335

Total mortgage- backed securities	251,655	956	(1,680)	250,931

Total securities held-to-maturity	$716,967	6,700	(3,152)	720,515

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Available-for-sale:
U.S. government and agencies:
Due in one year or less	$100	—	—	100
Due in one year — five years	248	—	—	248
Due in five years — ten years	15,020	—	(94)	14,926
Government sponsored enterprises:
Due in one year or less	15,733	—	(3)	15,730
Due in one year — five years	20,709	1	(125)	20,585
Due in five years — ten years	34,887	70	(612)	34,345
Due after ten years	127,334	847	(1,590)	126,591
Equity securities and mutual funds	95,548	8,091	(2,799)	100,840
Municipal securities:
Due in five years — ten years	5,119	56	(64)	5,111
Due after ten years	9,434	86	(27)	9,493
Corporate debt issues:
Due in one year — five years	16,567	30	(11)	16,586
Due in five years — ten years	13,500	—	(1,208)	12,292
Due after ten years	33,047	62	(1,410)	31,699
Mortgage-backed securities:
Fixed rate pass-through	68,720	162	(1,452)	67,430
Variable rate pass-through	199,442	394	(1,471)	198,365
Fixed rate CMO	87,946	—	(2,544)	85,402
Variable rate CMO	27,613	205	(47)	27,771

Total mortgage-backed securities	383,721	761	(5,514)	378,968

Total securities available-for-sale	$770,967	10,004	(13,457)	767,514

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
     Marketable securities at December 31, 2005 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Held-to-maturity:
Government sponsored enterprises:
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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Available-for-sale:
Government sponsored enterprises:
Due in one year — five years	$37,984	2	(417)	37,569
Due in five years — ten years	16,998	—	(374)	16,624
Due after ten years	59,983	16	(445)	59,554
Equity securities and mutual funds	92,350	7,821	(2,961)	97,210
Municipal securities:
Due in five years — ten years	1,573	3	(18)	1,558
Due after ten years	12,975	41	(220)	12,796
Corporate debt issues:
Due in one year — five years	1,022	—	(110)	912
Due in five years — ten years	28,500	71	(1,188)	27,383
Due after ten years	36,454	111	(300)	36,265
Mortgage-backed securities:
Fixed rate pass-through	77,383	341	(1,317)	76,407
Variable rate pass-through	147,426	67	(1,637)	145,856
Fixed rate CMO	78,615	2	(2,584)	76,033
Variable rate CMO	25,529	178	(38)	25,669

Total mortgage- backed securities	328,953	588	(5,576)	323,965

Total securities available-for-sale	$616,792	8,653	(11,609)	613,836

The following table presents information regarding the issuers and the carrying value of the Company’s mortgage-backed securities:

	December 31
	2006	2005
Mortgage-backed securities:
FNMA	$205,127	188,448
GNMA	120,799	151,477
FHLMC	249,685	146,714
Other (nonagency)	55,012	27,177

Total mortgage-backed securities	$630,623	513,816

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
Marketable securities having a carrying value of $379,371,000 at December 31, 2006 were pledged under collateral agreements. During the years ended December 31, 2006 and 2005 and six-month period ended December 31, 2005 and fiscal years 2005 and 2004, the Company sold marketable securities classified as available-for-sale for $5,333,000, $12,088,000 (unaudited), $2,145,000, $22,713,000 and $307,736,000, respectively. The gross pretax profit on these sales was $368,000, $381,000 (unaudited), $0, $523,000, and $4,536,000. In addition, during fiscal 2004, the Company experienced other-than-temporary impairment in its investment portfolio resulting in writedowns of $166,000.
The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2006:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government and agencies	$119,226	(1,616)	166,462	(2,079)	$285,688	(3,695)
Municipal securities	4,089	(6)	8,314	(150)	12,403	(156)
Corporate issues	8,901	(196)	114,501	(5,368)	123,402	(5,564)
Mortgage-backed securities	159,180	(871)	258,231	(6,323)	417,411	(7,194)

Total temporarily impaired securities	$291,396	(2,689)	547,508	(13,920)	$838,904	(16,609)

Percentage of total	35%		65%		100%

The decline in the fair value of securities primarily resulted from interest rate fluctuations. The Company has the ability and intent to hold these securities until the market value recovers or maturity and the Company believes the collection of the contractual principal and interest is probable. The Company believes for these reasons that the unrealized losses are all considered temporary impairment losses. There are approximately 371 positions that are temporarily impaired at December 31, 2006. The aggregate carrying amount of cost-method investments at December 31, 2006 was $1,484,481,000 of which all were evaluated for impairment.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
(4)	Loans Receivable

Loans receivable at December 31, 2006 and 2005 are summarized in the table below:

	December 31
	2006	2005
Real estate loans:
One-to-four family	$2,411,024	2,805,900
Multi-family and commercial	701,951	594,503

Total real estate loans	3,112,975	3,400,403

Consumer loans:
Automobile	138,401	144,519
Home improvement	887,352	780,451
Education	11,973	120,504
Loans on savings accounts	10,313	9,066
Other	109,303	106,390

Total consumer loans	1,157,342	1,160,930

Commercial loans	235,311	157,572

Total loans receivable, gross	4,505,628	4,718,905

Deferred loan fees	(3,027)	(3,877)
Allowance for loan losses	(37,655)	(33,411)
Undisbursed loan proceeds (real estate loans)	(52,505)	(59,348)

Total loans receivable, net	$4,412,441	4,622,269

At December 31, 2006 and 2005, the Company serviced loans for others approximating $849,247,000, and $409,497,000, respectively. These loans serviced for others are not assets of the Company and are appropriately excluded from the Company’s financial statements.
At December 31, 2006 and 2005, approximately 80% and 84%, respectively, of the Company’s loan portfolio was secured by properties located in Pennsylvania. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.
Loans receivable at December 31, 2006 and 2005 include $881,843,000 and $916,825,000 of adjustable rate loans and $3,623,785,000 and $3,802,080,000, respectively, of fixed rate loans.
The Company’s exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. The Company uses the same credit policies

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
in making commitments for off-balance-sheet financial instruments as it does for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2006 and 2005 are presented in the following table:

	December 31
	2006	2005
Loan commitments	$82,890	22,322
Undisbursed lines of credit	292,825	266,455
Standby letters of credit	13,383	14,548

	$389,098	303,325

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
Outstanding loan commitments at December 31, 2006, for fixed rate loans, are $24,613,000. The interest rates on these commitments approximate market rates at December 31, 2006. Outstanding loan commitments at December 31, 2006 for adjustable rate loans are $58,277,000. The fair value of these commitments are affected by fluctuations in market rates of interest.
The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit is $13,383,000, of which $11,817,000 is fully collateralized. A liability (which represents deferred income) of $120,000 and $105,000 has been recognized by the Company for the obligations as of December 31, 2006 and 2005, respectively, and there are no recourse provisions that would enable the Company to recover any amounts from third parties.
The Company automatically places loans on nonaccrual status when they become more than 90 days contractually delinquent or when the paying capacity of the obligor becomes inadequate to meet the requirements of the contract. When a loan is placed on nonaccrual, all previously accrued and uncollected interest is reversed against current period interest income. Nonaccrual loans at December 31, 2006 and 2005 and June 30, 2005 and 2004 were $40,525,000, $43,016,000, $33,610,000 and $32,505,000, respectively.
A loan is considered to be impaired, as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of the three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at December 31, 2006

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
and 2005 and June 30, 2005 and 2004 were $40,525,000, $43,016,000, $33,610,000 and $32,505,000, respectively. Average impaired loans during the years ended December 31, 2006 and 2005, six-month period ended December 31, 2005 and fiscal 2005 and 2004 were $41,625,000, $37,175,000 (unaudited), $40,261,000, $34,011,000 and $32,361,000, respectively.
There were no commitments to lend additional funds to debtors on nonaccrual status.
(5)	Accrued Interest Receivable

Accrued interest receivable as of December 31, 2006 and 2005 is presented in the following table:

	December 31
	2006	2005
Investment securities	$8,139	5,807
Mortgage-backed securities	3,312	1,997
Loans receivable	16,582	17,249

	$28,033	25,053

(6)	Allowance for Loan Losses

Changes in the allowance for losses on loans receivable for the years ended December 31, 2006 and 2005, six-month period ended December 31, 2005 and years ended June 30, 2005 and 2004 are presented in the following table:

		Twelve-month	Six-month
		period ended	period ended
	December 31,	December 31,	December 31,	June 30
	2006	2005	2005	2005	2004
		(Unaudited)
Balance, beginning of fiscal year	$33,411	29,628	31,563	30,670	27,166
Provision	8,480	10,285	4,722	9,566	6,860
Charge-offs	(7,617)	(7,763)	(3,639)	(9,473)	(5,750)
Acquisitions	1,982	255	255	—	1,330
Recoveries	1,399	1,006	510	800	1,064

Balance, end of fiscal year	$37,655	33,411	33,411	31,563	30,670

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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
(7)	Federal Home Loan Bank Stock

The Company’s banking subsidiary is a member of the Federal Home Loan Bank system. As a member, Northwest maintains an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh, at cost, in an amount not less than 4.65% of borrowings outstanding plus 0.65% of unused FHLB borrowing capacity.

(8)	Premises and Equipment

Premises and equipment at December 31, 2006 and 2005 are summarized by major classification in the following table:

	December 31
	2006	2005
Land and land improvements	$13,080	9,372
Office buildings and improvements	92,033	86,027
Furniture, fixtures, and equipment	69,291	63,796
Leasehold improvements	10,576	7,703

Total, at cost	184,980	166,898

Less accumulated depreciation and amortization	(80,114)	(69,917)

Premises and equipment, net	$104,866	96,981

Depreciation and amortization expense for the years ended December 31, 2006 and 2005 and six-month period ended December 31, 2005 and the years ended June 30, 2005 and 2004, was $8,706,000, $8,356,000 (unaudited), $4,301,000, $7,684,000, and $6,877,000, respectively.
Premises used by certain of the Company’s branches and offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2021. Minimum annual rentals by fiscal year are summarized in the following table:

2007	$3,508
2008	3,245
2009	2,993
2010	2,485
2011	2,118
Thereafter	8,494

$22,843

Rental expense for the years ended December 31, 2006 and 2005 and six-month period ended December 31, 2005 and the years ended June 30, 2005 and 2004 was $4,142,000, $3,650,000 (unaudited), $1,776,000, $3,221,000, and $3,204,000, respectively.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
(9)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the periods indicated:

	December 31
	2006	2005
Amortized intangible assets:
Core deposit intangibles – gross	$22,495	21,006
Acquisitions	1,980	1,489
Less accumulated amortization	(15,352)	(11,560)

Core deposit intangibles – net	$9,123	10,935

Customer contract intangible assets – gross	$831	831
Less accumulated amortization	(373)	(289)

Customer contract intangible assets – net	$458	542

The following information shows the actual aggregate amortization expense for the current and prior fiscal years as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the fiscal year ended 6/30/04	$4,706
For the fiscal year ended 6/30/05	4,509
For the six-month period ended 12/31/05	1,932
For the fiscal year ended 12/31/05 (unaudited)	3,972
For the fiscal year ended 12/31/06	3,876
For the fiscal year ending 12/31/07	3,397
For the fiscal year ending 12/31/08	2,661
For the fiscal year ending 12/31/09	1,692
For the fiscal year ending 12/31/10	968
For the fiscal year ending 12/31/11	657

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
The following table provides information for the changes in the carrying amount of goodwill:

	Community	Consumer
	banks	finance	Total
Balance at June 30, 2005	$140,766	1,312	142,078
Goodwill acquired	8,407	—	8,407
Amortization	—	—	—
Impairment losses	—	—	—

Balance at December 31, 2005	149,173	1,312	150,485
Goodwill acquired	5,285	—	5,285
Amortization	—	—	—
Impairment losses	—	—	—

Balance at December 31, 2006	$154,458	1,312	155,770

(10)	Deposits

Deposit balances at December 31, 2006 and 2005 are shown in the table below:

	December 31
	2006	2005
Savings accounts	$807,873	935,564
Interest-bearing checking accounts	677,394	668,235
Noninterest-bearing checking accounts	317,389	289,427
Money market deposit accounts	594,472	596,352
Certificates of deposit	2,969,622	2,738,901

	$5,366,750	5,228,479

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $634,127,000 at December 31, 2006, and $562,668,000 at December 31, 2005. Generally, deposits in excess of $100,000 are not federally insured.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
The following table summarizes the contractual maturity of the certificate accounts:

	December 31
	2006	2005
Due within 12 months	$2,024,850	1,506,235
Due between 12 and 24 months	707,477	764,783
Due between 24 and 36 months	93,679	301,377
Due between 36 and 48 months	84,992	71,767
Due between 48 and 60 months	37,531	65,803
After 60 months	21,093	28,936

	$2,969,622	2,738,901

The following table summarizes the interest expense incurred on the respective deposits:

			Six-month
	Year ended	Year ended	period ended
	December 31,	December 31,	December 31,	Year ended June 30
	2006	2005	2005	2005	2004
		(Unaudited)
Savings accounts	$12,619	14,212	7,035	15,037	13,923
Interest-bearing checking accounts	9,396	6,845	3,839	5,363	5,302
Money market deposit accounts	19,446	14,204	7,668	13,168	14,786
Certificate accounts	115,524	86,841	46,807	76,511	72,317

	$156,985	122,102	65,349	110,079	106,328

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
(11)	Borrowed Funds

Borrowed funds at December 31, 2006 and 2005 are presented in the following table:

	December 31
	2006		2005
		Average		Average
	Amount	rate	Amount	rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$35,000	3.62%	—	—%
Due between one and two years	109,200	5.03	35,000	3.62
Due between two and three years	35,500	4.65	109,369	5.03
Due between three and four years	36,597	4.36	35,675	4.66
Due between four and five years	80,000	5.01	36,627	4.37
Due between five and ten years	35,899	4.51	160,958	4.81
Due between ten and twenty years	—	—	—	—

	332,196		377,629

Revolving line of credit, Federal Home Loan Bank of Pittsburgh	—	—	—	—
Investor notes payable, due various dates through 2009	4,913	4.99	5,702	4.99
Securities sold under agreement to repurchase, due within one year	55,705	4.25	34,025	3.14

Total borrowed funds	$392,814		417,356

Borrowings from the Federal Home Loan Bank of Pittsburgh are secured by the Company’s investment securities, mortgage-backed securities, and qualifying residential first mortgage loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.
The revolving line of credit with the Federal Home Loan Bank of Pittsburgh carries a commitment of $150,000,000 maturing on December 7, 2011. The rate is adjusted daily by the Federal Home Loan Bank, and any borrowings on this line may be repaid at any time without penalty.
The securities sold under agreements to repurchase are collateralized by various securities held in safekeeping by the Federal Home Loan Bank of Pittsburgh. The market value of such securities exceeds the value of the securities sold under agreements to repurchase. The average amount of agreements outstanding in the years ended December 31, 2006 and 2005 and the six-month period ended December 31, 2005 and fiscal years 2005 and 2004 was $44,860,000, $25,958,000 (unaudited), $28,153,000, $26,889,000, and $29,364,000, respectively. The maximum amount of security repurchase agreements outstanding during the years ended December 31, 2006 and 2005 and the six-month period ended December 31, 2005 and fiscal years 2005 and 2004 was $55,705,000, $34,025,000 (unaudited), $34,025,000, $33,670,000, and $32,097,000, respectively.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
(12)	Income Taxes

Total income tax was allocated for the years ended December 31, 2006 and 2005 and six-month period ended December 31, 2005 and years ended June 30, 2005 and 2004 as follows:

			Six-month
	Year ended	Year ended	period ended
	December 31,	December 31,	December 31,	Year ended June 30
	2006	2005	2005	2005	2004
		(Unaudited)
Income before income taxes	$19,792	22,365	10,998	22,741	19,829
Shareholders’ equity for unrealized (loss)/gain on securities available-for-sale	(627)	(4,218)	(2,637)	3,525	(6,403)
Shareholders’ equity for tax benefit for excess of fair value above cost of stock benefit plans	(305)	(909)	(691)	(218)	(816)
Shareholders’ equity for pension adjustment	(6,628)	—	—	—	—
Shareholders’ equity for prior period adjustments	(1,492)	—	—	—	—

	$10,740	17,238	7,670	26,048	12,610

Income tax expense (benefit) applicable to income before taxes consists of:

			Six-month
	Year ended	Year ended	period ended
	December 31,	December 31,	December 31,	Year ended June 30
	2006	2005	2005	2005	2004
		(Unaudited)
Current	$11,017	14,032	7,896	12,276	17,512
Deferred	8,775	8,333	3,102	10,465	2,317

	$19,792	22,365	10,998	22,741	19,829

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
A reconciliation from the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income, is as follows:

			Six-month
	Year ended	Year ended	period ended
	December 31,	December 31,	December 31,	Year ended June 30
	2006	2005	2005	2005	2004
		(Unaudited)
Expected tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
Tax-exempt interest income	(7.0)	(5.8)	(5.8)	(5.9)	(6.5)
State income tax, net of federal benefit	2.6	2.7	2.5	3.0	3.0
Goodwill impairment	—	—	—	—	4.4
Bank-owned life insurance	(2.1)	(1.9)	(1.9)	(2.0)	(2.0)
Other	(0.8)	(1.7)	(2.2)	(1.1)	(2.1)

Effective tax rate	27.7%	28.3%	27.6%	29.0%	31.8%

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	December 31
	2006	2005
Deferred tax assets:
Deferred fee income	$297	449
Deferred compensation expense	1,169	1,497
Net operating loss carryforwards	2,408	2,721
Bad debts	11,161	10,550
Accrued postretirement benefit cost	366	394
Stock benefit plans	356	346
Marketable securities available-for-sale	834	207
Reserve for uncollected interest	527	393
Pension expense	—	459
Pension and postretirement benefits	6,628	—
Alternative minimum tax credit carryforwards	2,081	1,950
Other	388	267

	26,215	19,233

Deferred tax liabilities:
Pension expense	24	—
Purchase accounting	3,507	243
Intangible asset	7,510	8,711
Mortgage servicing rights	2,691	1,175
Fixed assets	6,528	2,913
Other	480	418

	20,740	13,460

Net deferred tax asset	$5,475	5,773

The Company has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through carryback to taxable income in prior years, future reversals of existing temporary differences, and through future taxable income. The Company will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.
Under provisions of the Internal Revenue Code, Northwest has approximately $6,881,000 of federal net operating losses, which expire in years 2007 through 2025. These net operating losses were acquired as part of the First Carnegie and Maryland Permanent acquisitions. In addition, the Company has approximately $2,081,000 of alternative minimum tax credit carryforwards, which can be carried forward indefinitely.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
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

In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code (the Code), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2006 include approximately $39,107,000 representing such bad debt deductions for which no deferred income taxes have been provided.

(14)	Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were no anti-dilutive options in any period presented in the table below. The computation of basic and diluted earnings per share follows:

			Six-month
	Year ended	Year ended	period ended
	December 31,	December 31,	December 31,	Years ended June 30
	2006	2005	2005	2005	2004
		(Unaudited)
Net income available to common shareholders	$51,536	56,750	28,849	54,815	42,132

Weighted average common shares outstanding	49,879	50,776	50,850	49,901	47,817
Dilutive potential shares due to effect of stock options	257	363	314	467	582

Total weighted average common shares and dilutive potential shares	$50,136	51,139	51,164	50,368	48,399

Basic earnings per share	$1.03	1.12	0.57	1.10	0.88

Diluted earnings per share	$1.03	1.11	0.56	1.09	0.87

(15)	Employee Benefit Plans
(a)	Pension Plans

The Company maintains noncontributory defined benefit pension plans covering substantially all employees and the members of its board of directors. Retirement benefits are based on certain compensation levels, age, and length

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
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
Total expense for all retirement plans, including defined benefit pension plans, was approximately $6,310,000, $6,024,000 (unaudited), $3,278,000, $5,801,000, and $5,271,000, for the years ended December 31, 2006 and 2005 and six-month period ended December 31, 2005 and the years ended June 30, 2005 and 2004, respectively.
Net periodic pension cost for the Company’s defined benefit pension plans consists of the following:

			Six-month
	Year ended	Year ended	period ended
	December 31,	December 31,	December 31,	Years ended June 30
	2006	2005	2005	2005	2004
		(Unaudited)
Service cost	$4,555	4,132	2,256	3,753	3,324
Interest cost	3,492	3,242	1,735	3,104	2,656
Expected return on plan assets	(3,601)	(3,068)	(1,663)	(2,810)	(2,208)
Net amortization and deferral	793	831	490	701	811

Net periodic pension cost	$5,239	5,137	2,818	4,748	4,583

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
The following table sets forth, for the Company’s defined benefit pension plans’ funded status at December 31, 2006 and 2005:

	December 31
	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of period	$61,363	61,701
Service cost	4,555	2,256
Interest cost	3,492	1,735
Actuarial (gain) loss	3,941	(2,972)
Benefits paid	(1,460)	(1,357)

Benefit obligation at end of period	$71,891	61,363

Change in plan assets:
Fair value of plan assets at beginning of period	$45,456	42,740
Actual return on plan assets	4,904	1,881
Employer contribution	6,722	2,192
Benefits paid	(1,460)	(1,357)

Fair value of plan assets at end of period	$55,622	45,456

Funded status	$(16,269)	(15,906)

The Company uses the same discount rate and rate of increase in compensation levels to determine both the net pension cost and benefit obligation.
As of December 31, 2005, the defined benefit pension plan included an unrecognized transition asset of ($77,000), an unrecognized prior service cost of $212,000, an unrecognized net actuarial loss of $14,847,000 and an adjustment to recognize a minimum liability of ($461,000). The December 31, 2005 Statement of Financial Condition included a liability of $1,385,000 for the defined benefit pension plans’accrued benefit cost.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
The following table sets forth the assumptions used to develop the net pension cost and benefit obligation:

		Six-month
	Year ended	period ended
	December 31,	December 31,	Years ended June 30
	2006	2005	2005	2004
Discount rate	5.75%	5.75	5.75	6.25
Expected long-term rate of return on assets	8.00	8.00	8.00	8.00
Rate of increase in compensation levels	4.00	4.00	4.00	4.00
The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category.
The accumulated benefit obligation for the funded defined benefit pension plan was $48,325,000, $40,646,000, $40,198,000, and $32,086,000 at December 31, 2006 and 2005 and June 30, 2005 and 2004, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $4,014,000, $3,808,000, $4,569,000, and $2,172,000 at December 31, 2006 and 2005 and June 30, 2005 and 2004, respectively.
The Company anticipates making contributions to its defined benefit pension plan of $3 million to $8 million during the fiscal year ending December 31, 2007.
The investment policy as established by the Plan Administrative Committee, to be followed by the Trustee, is to invest assets based on the target allocations shown in the table below. To meet target allocation ranges set forth by the Plan Administrative Committee, periodically, the assets are reallocated by the Trustee. The investment policy is reviewed periodically to determine if the policy should be changed. Pension assets are conservatively invested with the goal of providing market or better returns with below market risks. Assets are invested in a balanced portfolio composed primarily of equities, fixed income, and cash or cash equivalent investments. The Trustee tries to maintain an approximate asset mix position of 30-60% equities and 20-50% bonds.
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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	December 31
Asset category	allocation	2006	2005
Debt securities	20 – 50%	26%	28%
Equity securities	30 – 60	53	60
Other	5 – 50	21	12

Total		100%	100%

The benefits expected to be paid in each year from 2007 – 2011 are $1,897,000, $1,976,000, $2,062,000, $2,329,000, and $2,502,000, respectively. The aggregate benefits expected to be paid in the five years from 2012 –2016 are $18,725,000. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2006 and include estimated future employee service.

Amounts recognized in accumulated other comprehensive loss, net of tax, as of December 31, 2006 are prior service costs of $80,000 and a net loss of $9,785,000. As of December 31, 2005, there were no amounts recognized in accumulated other comprehensive loss for the plans. It is estimated that $77,000 of the prior service cost and $747,000 of the net loss will be amortized from accumulated other comprehensive loss in to net periodic cost over the next fiscal year.

The incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Statement of Financial Condition at December 31, 2006 is:

	Before Application		After Application
	of SFAS No. 158	Reclassifications	of SFAS No. 158
Other assets	$12,188	6,628	18,816
Total assets	6,521,187	6,628	6,527,815
Other liabilities	16,964	16,994	33,958
Total liabilities	5,906,260	16,994	5,923,254
Accumulated other comprehensive loss, net	(1,243)	(10,366)	(11,609)
Shareholders’ equity	$614,927	(10,366)	604,561
(b)	Postretirement Healthcare Plan

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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
Net periodic cost for the Company’s postretirement healthcare benefits consist of the following:

			Six-month
	Year ended	Year ended	period ended
	December 31,	December 31,	December 31,	Years ended June 30,
	2006	2005	2005	2005	2004
		(Unaudited)
Service cost	$—	—	—	—	—
Interest cost	91	87	46	98	91
Recognized actuarial gain	34	31	17	29	22

Net periodic cost	$125	118	63	127	113

The following table sets forth the funded status of the Company’s postretirement healthcare benefit plan at December 31, 2006 and 2005:

	December 31
	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$1,642	1,675
Service cost	—	—
Interest cost	91	46
Actuarial (gain) loss	110	(15)
Benefits paid	(142)	(64)

Benefit obligation at end of year	1,701	1,642

Fair value of plan assets at end of year	—	—

Funded Status	$(1,701)	(1,062)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

		Six-month
	Year ended	period ended
	December 31,	December 31,	Years ended June 30
	2006	2005	2005	2004
Discount rate	5.75%	5.75	5.75	6.25
Monthly cost of healthcare insurance per beneficiary	$257	233	229	222
Annual rate of increase in healthcare costs	4.00	4.00	4.00	4.00
If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the service and interest cost components of net periodic postretirement healthcare benefit cost would increase by $5,000, in the aggregate, and the accumulated postretirement benefit obligation for healthcare benefits would increase by $85,000.

Recognized in accumulated other comprehensive loss, net of tax, as of December 31, 2006 is a net loss of $394,000. As of December 31, 2005 there were no amounts recognized in accumulated other comprehensive loss for the plan. It is estimated that $42,000 of the net loss will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year.

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

ESOP compensation expense was $0, $600,000 (unaudited), $0, $1,100,000, and $871,000, for the years ended December 31, 2006 and 2005, the six-month period ended December 31, 2005 and the fiscal years ended June 30, 2005 and 2004, respectively.

(d)	Recognition and Retention Plan

On November 17, 2004, the Company established a Recognition and Retention Plan for Employees and Outside Directors (RRP). The objective of the RRP was to enable the Company to provide directors, officers, and employees with a proprietary interest in the Company. The number of common shares authorized and granted under the RRP was 290,220 and 278,231, 20% of which had vested as of December 31, 2006 (total market value of $5,959,000 at issuance date), respectively. The shares were granted on March 16, 2005 with a weighted average grant date fair value per share of $21.42. Total common shares forfeited were 4,399, of which, 1,464 and 2,935 shares were forfeited during the years ended December 31, 2006 and 2005, respectively. Shares of common stock granted pursuant to the RRP were in the form of restricted stock and generally vest over a five-year period at the rate of 20% per year, commencing one year after the award date. Once shares have vested, they are no longer restricted. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant, will be recognized pro rata over the five years during which the shares are payable. While restricted, the

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
recipients are entitled to all voting and other shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust.

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

On November 17, 2004, the Company adopted the 2004 Stock Option Plan. This Plan authorizes the grant of stock options and limited stock rights for 725,552 shares of the Company’s common stock. On January 19, 2005, the Company granted 70,000 nonstatutory stock options to its outside directors and 154,546 incentive stock options to employees at an exercise price of $22.93 per share. On January 18, 2006 the Company granted 158,333 incentive stock options to employees at an exercise price of $22.18 per share. These options are exercisable for a period of ten years from the grant date with each recipient vesting at the rate of 20% per year commencing one year from the grant date.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
The following table summarizes the activity in the Company’s Option Plans during the year ended December 31, 2006 the six-month period ended December 31, 2005 and the fiscal years ended June 30, 2005 and 2004:

	Year Ended		Six Months Ended		Year Ended June 30,
	December 31, 2006		December 31, 2005		2005		2004
		Weighted		Weighted		Weighted		Weighted
		average		average		average		average
		exercise		exercise		exercise		exercise
	Number	price	Number	price	Number	price	Number	price
Balance at beginning of year	1,019,189	$17.55	1,303,806	$15.13	1,061,884	$9.66	1,182,656	$7.74
Granted	158,333	22.18 (a)	—	—	445,326	24.20 (a)	182,000	16.59 (a)
Exercised	(63,064)	10.14 (b)	(282,461)	6.34 (b)	(199,456)	6.30 (b)	(301,314)	6.30 (b)
Forfeited	(1,600)	5.63	(2,156)	18.73	(3,948)	15.16	(1,458)	13.23

Balance at end of year	1,112,858	18.65	1,019,189	17.55	1,303,806	15.13	1,061,884	9.66

Exerisable at end of year	651,415	15.78	559,180	13.90	694,821	10.19	729,068	7.78

(a)	Weighted average fair value of options at grant date: $4.75, $6.98, and $4.03, respectively.

(b)	The total intrinsic value of options exercised was $898,000, $4,400,000, $3,300,000, and $4,900,000, respectively.
The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2006 is $2,212,000 and $7,594,000, respectively. The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants:

	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise
	Price	Price	Price	Price	Price	Price	Price	Price	Price	Total
	$6.875	$7.812	$9.780	$9.875	$13.302	$16.59	$22.18	$22.93	$25.49	$18.65
Options outstanding:
Number of options	7,500	26,700	164,796	13,164	136,086	163,150	158,333	223,861	219,268	1,112,858

Weighted average remaining contract life (years)	3.25	3.00	5.00	2.25	5.75	6.75	9.25	8.50	8.25	5.89

Options exercisable:
Number of options	7,500	26,700	164,796	13,164	136,086	127,165	—	44,587	131,417	651,415

Weighted average remaining term — vested (years)	3.25	3.00	5.00	2.25	5.75	6.75	9.25	8.50	8.25	6.24
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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
financial instruments: cash on hand, interest-earning deposits in other institutions, federal funds sold and other short-term investments, accrued interest receivable, accrued interest payable, and marketable securities available-for-sale.

The following table sets forth the carrying amount and estimated fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of December 31, 2006 and 2005:

	December 31
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and equivalents	$154,333	154,333	152,092	152,092
Securities available-for-sale	767,514	767,514	613,836	613,836
Securities held-to-maturity	716,967	720,515	634,258	636,507
Loans receivable, net	4,412,441	4,432,894	4,622,269	4,720,202
Accrued interest receivable	28,033	28,033	25,053	25,053
FHLB stock	34,289	34,289	33,130	33,130

Total financial assets	$6,113,577	6,137,578	6,080,638	6,180,820

Financial liabilities:
Savings and checking accounts	$2,397,128	2,397,128	2,489,578	2,489,578
Time deposits	2,969,622	2,988,453	2,738,901	2,752,580
Borrowed funds	392,814	382,106	417,356	414,545
Trust-preferred securities	103,094	103,071	205,156	207,138
Accrued interest payable	4,038	4,038	4,387	4,387

Total financial liabilities	$5,866,696	5,874,796	5,855,378	5,868,228

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2006 and 2005.

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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
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

Trust-Preferred Securities

The fair value of the trust-preferred securities are calculated using the discounted cash flows at the prevailing rate of interest.

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2006 and 2005, there was no significant unrealized appreciation or depreciation on these financial instruments.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company’s banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). At December 31, 2006 and 2005 and June 30, 2005 and 2004, the Company’s banking subsidiary exceeds all capital adequacy requirements to which they are subject. At December 31, 2005, the maximum amount available for dividend payments by Northwest to the Company, while maintaining its “well capitalized” status, is approximately $105.2 million.

As of December 15, 2006, the most recent notification from the FDIC categorized Northwest as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
The actual, required, and well capitalized levels as of December 31, 2006 and 2005:

	December 31, 2006
			Minimum capital			Well capitalized
	Actual		requirements			requirements
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total capital (to risk weighted assets):	$579,560	15.29%	$303,274	8.00%		$379,093	10.00%
Tier I capital (to risk weighted assets):	539,535	14.23	151,637	4.00		227,456	6.00
Tier I capital (leverage) (to average assets):	539,535	8.45	191,562	3.00	*	319,270	5.00

	December 31, 2005
			Minimum capital			Well capitalized
	Actual		requirements			requirements
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total capital (to risk weighted assets):	$562,559	15.34%	$293,334	8.00%		$366,667	10.00%
Tier I capital (to risk weighted assets):	526,976	14.37	146,667	4.00		220,000	6.00
Tier I capital (leverage) (to average assets):	526,976	8.39	188,438	3.00	*	314,063	5.00

*	The FDIC has indicated that the most highly rated institutions, which meet certain criteria, will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of December 31, 2006 and 2005, the Company had not been advised of any additional requirements in this regard.
(18)	Contingent Liabilities

The Company and its subsidiaries are subject to a number of asserted and unasserted claims encountered in the normal course of business. Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on the Company’s financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
(19)	Components of Comprehensive Income

For the years ended December 31, 2006 and 2005 and six-month period ended December 31, 2005 and the years ended June 30, 2005 and 2004:

			Six-month
	Year ended	Year ended	period ended
	December 31,	December 31,	December 31,	Years ended June 30
	2006	2005	2005	2005	2004
		(Unaudited)
Unrealized (loss) gain on marketable securities available-for-sale	(764)	(13,495)	(7,535)	10,072	(15,526)
Tax benefit (expense)	298	5,398	2,637	(3,789)	5,434
Reclassification adjustment for losses (gains) included in net income, net of tax of $263, $(142) (unaudited), $0, $(142), and $970, respectively	(393)	264	—	264	(1,800)

Net unrealized (loss) gain	(859)	(7,833)	(4,898)	6,547	(11,892)

(20)	Northwest Bancorp, Inc. (Parent Company Only)
Statements of Financial Condition

	December 31
	2006	2005
Assets
Cash and cash equivalents	$5,880	91,713
Marketable securities available-for-sale	96	102
Investment in bank subsidiaries	697,236	689,002
Other assets	4,626	10,268

Total assets	$707,838	791,085

Liabilities and Shareholders’ Equity
Liabilities:
Debentures payable	$103,094	205,156
Other liabilities	183	271

Total liabilities	103,277	205,427
Shareholders’ equity	604,561	585,658

Total liabilities and shareholders’ equity	$707,838	791,085

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
Statements of Income

			Six-month
	Year ended	Year ended	period ended
	December 31,	December 31,	December 31,	Years ended June 30
	2006	2005	2005	2005	2004
		(Unaudited)
Income:
Interest income	$3,891	511	259	823	1,366
Dividends from bank subsidiary	45,000	27,000	19,000	16,000	—
Undistributed earnings from equity investment in bank subsidiaries	16,551	35,316	12,890	44,449	47,103
Gain on sale of marketable securities available-for-sale	—	—	—	—	69
Other income	—	3	—	3	2

Total income	65,442	62,830	32,149	61,275	48,540
Expense:
Compensation and benefits	378	280	160	804	318
Amortization of intangible assets	—	—	—	262	788
Other expense	182	330	155	364	292
Loss on early extinquishment of debt	3,124	—	—	—	—
Interest expense	15,616	8,737	4,622	8,079	7,714

Total expense	19,300	9,347	4,937	9,509	9,112

Income before income taxes	46,142	53,483	27,212	51,766	39,428
Federal and state income taxes	(5,394)	(3,267)	(1,637)	(3,049)	(2,704)

Net income	$51,536	56,750	28,849	54,815	42,132

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
Statements of Cash Flows

			Six-month
	Year ended	Year ended	period ended
	December 31,	December 31,	December 31,	Years ended June 30
	2006	2005	2005	2005	2004
		(Unaudited)
Operating activities:
Net income	$51,536	56,750	28,849	54,815	42,132
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Undistributed earnings of subsidiaries	(16,551)	(35,316)	(12,890)	(44,449)	(47,103)
Loss on early extingquishable	3,124	—	—	—	—
Depreciation and amortization	—	—	—	262	788
Noncash compensation expense related to stock benefit plans	2,296	2,069	1,085	1,512	534
Gain on sale of marketable securities available-for-sale	—	—	—	—	(69)
Net change in other assets and liabilities	(3,242)	(7,264)	(5,756)	(1,216)	502

Net cash (used in) provided by operating activities	37,163	16,239	11,288	10,924	(3,216)

Investing activities:
Additional investment in subsidiaries	—	—	—	—	(1,000)
Loan to Northwest Bancorp, MHC	—	10,000	—	10,000	(10,000)
Proceeds from sale or maturity of marketable securities available-for-sale	—	1,000	—	1,000	1,169
Acquisitions, net of cash received	—	(14,193)	(11,193)	(3,000)	(122,673)

Net cash (used in) provided by investing activities	—	(3,193)	(11,193)	8,000	(132,504)

Financing activities:
Cash dividends paid	(13,727)	(14,613)	(6,119)	(20,171)	(9,963)
Treasury stock repurchases	(8,080)	(17,183)	(17,183)	—	—
Proceeds from stock offering, net of issuance costs	—	—	—	—	112,804
Proceeds/ (redemption) of trust preferred stock offering	(102,062)	103,094	103,094	—	—
Proceeds from options exercised	873	2,129	1,734	797	1,031

Net cash provided (used) by financing activities	(122,996)	73,427	81,526	(19,374)	103,872

Net increase (decrease) in cash and cash equivalents	$(85,833)	86,473	81,621	(450)	(31,848)

Cash and cash equivalents at beginning of year	91,713	5,240	10,092	10,542	42,390
Net increase (decrease) in cash and cash equivalents	$(85,833)	86,473	81,621	(450)	(31,848)

Cash and cash equivalents at end of year	$5,880	91,713	91,713	10,092	10,542

(21)	Business Segments

The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banking segment includes the savings bank subsidiary of the Company, Northwest Savings Bank, as well as the subsidiaries of the savings bank that provide similar products and services. The savings bank is a

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
community-oriented institution that offers a full array of traditional deposit and loan products, including mortgage, consumer, and commercial loans as well as trust, investment management, actuarial and benefit plan administration, and brokerage services typically offered by a full service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest Savings Bank, which operates offices in Pennsylvania and New York. This subsidiary compliments the services of the bank by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Allegheny Services, Inc. Net income is primarily used by management to measure segment performance. The following tables provide financial information for these segments. The All Other column represents the parent company, other nonbank subsidiaries, and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

At or for the year ended	Community	Consumer	All
December 31, 2006	banking	finance	other*	Consolidated
External interest income	$349,964	18,605	4	$368,573
Intersegment interest income	8,234	—	(8,234)	—
Interest expense	178,634	8,494	3,981	191,109
Provision for loan losses	6,000	2,480	—	8,480
Noninterest income	42,988	2,515	523	46,026
Noninterest expense	131,847	8,150	3,685	143,682
Income tax expense (benefit)	24,435	751	(5,394)	19,792
Net income	60,270	1,245	(9,979)	51,536
Total assets	$6,493,770	124,993	(90,948)	$6,527,815

At or for the year ended	Community	Consumer	All
December 31, 2005 (Unaudited)	banking	finance	other*	Consolidated
External interest income	$317,337	17,257	78	$334,672
Intersegment interest income	6,393	—	(6,393)	—
Interest expense	141,217	6,691	2,171	150,079
Provision for loan losses	7,620	2,665	—	10,285
Noninterest income	33,937	2,545	262	36,744
Noninterest expense	122,948	7,852	1,137	131,937
Income tax expense (benefit)	24,693	949	(3,277)	22,365
Net income	61,189	1,645	(6,084)	56,750
Total assets	$6,439,163	126,070	(87,926)	$6,477,307

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)

At or for the six-month period	Community	Consumer	All
ended December 31, 2005	banking	finance	other*	Consolidated
External interest income	$161,747	8,700	2	$170,449
Intersegment interest income	3,446	—	(3,446)	—
Interest expense	74,766	3,591	1,057	79,414
Provision for loan losses	3,250	1,472	—	4,722
Noninterest income	18,416	1,296	139	19,851
Noninterest expense	62,199	3,803	315	66,317
Income tax expense (benefit)	12,294	341	(1,637)	10,998
Net income	31,100	789	(3,040)	28,849
Total assets	$6,439,163	126,070	(87,926)	$6,477,307

At or for the fiscal year ended	Community	Consumer	All
June 30, 2005	banking	finance	other*	Consolidated
External interest income	$304,144	17,203	477	$321,824
Intersegment interest income	5,449	—	(5,449)	—
Interest expense	129,767	5,757	2,523	138,047
Provision for loan losses	6,980	2,586	—	9,566
Noninterest income	29,374	2,388	242	32,004
Noninterest expense	119,405	7,824	1,430	128,659
Income tax expense (benefit)	24,367	1,423	(3,049)	22,741
Net income	58,448	2,001	(5,634)	54,815
Total assets	$6,295,545	123,363	(88,426)	$6,330,482

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)

At or for the fiscal year ended	Community	Consumer	All
June 30, 2004	banking	finance	other*	Consolidated
External interest income	$282,072	17,483	675	$300,230
Intersegment interest income	4,507	—	(4,507)	—
Interest expense	126,960	4,819	2,687	134,466
Provision for loan losses	4,138	2,722	—	6,860
Noninterest income	30,352	1,269	241	31,862
Noninterest expense	119,489	7,919	1,397	128,805
Income tax expense (benefit)	21,166	1,367	(2,704)	19,829
Net income	45,178	1,925	(4,971)	42,132
Total assets	$6,188,002	123,153	32,093	$6,343,248

*	Eliminations consist of intercompany interest income and interest expense.
(22)	Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Deferrable Interest Debentures (Trust-Preferred Securities)

The Company has two statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, and Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust (the Trusts). These trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed. Northwest Bancorp Capital Trust III issued 50,000 Cumulative Trust Preferred Securities in a private transaction to a pooled investment vehicle on December 5, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. Northwest Bancorp Statutory Trust IV issued 50,000 cumulative Trust Preferred Securities in a private transaction to a pooled investment vehicle on December 15, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%.

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities. Northwest Bancorp Statutory Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2006 was 6.74%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2006 was 6.74%. These subordinated debentures are the sole assets of the Trusts.

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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)
The Trusts must redeem the preferred securities when the debentures are paid at maturity or upon an earlier redemption of the debentures to the extent the debentures are redeemed. All or part of the debentures may be redeemed at any time on or after December 31, 2010. Also, the debentures may be redeemed at any time if existing laws or regulations, or the interpretation or application of these laws or regulations, change causing:
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

In December 2006, the Company redeemed $69.0 million of trust preferred securities issued by Northwest Capital Trust I and $30.0 million of trust preferred securities issued by Northwest Bancorp Statutory Trust I. The $99.0 million of trust preferred securities redeemed represent all of the securities issued by these trusts. When the Company redeemed the trust preferred securities it recognized a $3.1 million loss on the early redemption of this debt. The loss recognized was the unamortized deferred issuance costs that were capitalized when the securities were issued during 2001.

(23)	Selected Quarterly Financial Data (Unaudited)

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2006:
Interest income	$89,402	91,316	93,365	94,490
Interest expense	43,542	46,532	49,404	51,631

Net interest income	45,860	44,784	43,961	42,859

Provision for loan losses	2,099	2,067	2,237	2,077
Noninterest income	13,965	10,207	11,372	10,482
Noninterest expenses	35,203	34,897	35,278	38,304

Income before income taxes	22,523	18,027	17,818	12,960

Income taxes	6,711	5,000	4,961	3,120

Net income	$15,812	13,027	12,857	9,840

Basic earnings per share	$0.32	0.26	0.26	0.20

Diluted earnings per share	$0.32	0.26	0.26	0.20

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
(All dollar amounts presented in tables are in thousands)

	Three months ended
	September 30	December 31
	(In thousands, except per share data)
Six-month period ended December 31, 2005:
Interest income	$83,737	86,712
Interest expense	38,389	41,025

Net interest income	45,348	45,687

Provision for loan losses	2,411	2,311
Noninterest income	9,665	10,186
Noninterest expenses	32,455	33,862

Income before income taxes	20,147	19,700
Income taxes	6,126	4,872

Net income	$14,021	14,828

Basic earnings per share	$0.28	0.29

Diluted earnings per share	$0.27	0.29

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and June 30, 2005 and 2004
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not Applicable
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There were no significant changes made in our internal controls during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s Report On Internal Control Over Financial Reporting — filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”
ITEM 9B. OTHER INFORMATION
     Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The “Proposal I—Election of Directors” section of the Company’s 2007 Proxy Statement is incorporated herein by reference.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The “Proposal I—Election of Directors” section of the Company’s 2007 Proxy Statement is incorporated herein by reference.
     The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

     Set forth below is certain information as of December 31, 2006 regarding equity compensation plans that have been approved by stockholders.

	Number of securities to
	be issued upon exercise		Number of securities
Equity compensation plans	of outstanding options	Weighted average	remaining available for
approved by stockholders	and rights	exercise price	issuance under plan

1995 Stock Option Plan	47,364	8.24	—
2000 Stock Option Plan	683,300	17.15	—
2004 Stock Option Plan	382,194	22.62	342,673

Total	1,112,858	18.65	342,673

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The “Transactions with Certain Related Persons” section of the Company’s 2007 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2007 Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) Financial Statements
     The following documents are filed as part of this Form 10-K.
(A)	Management’s Report on Internal Control Over Financial Reporting

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Report of Independent Registered Public Accounting Firm

(D)	Consolidated Statements of Financial Condition — at December 31, 2006, and 2005

(E)	Consolidated Statements of Income – Years ended December 31, 2006 and 2005 (unaudited), the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004

(F)	Consolidated Statements of Changes in Shareholders’ Equity – Year ended December 31, 2006, six months ended December 31, 2005 and years ended June 30, 2005 and 2004

(G)	Consolidated Statements of Cash Flows – Years ended December 31, 2006 and 2005 (unaudited), six months ended December 31, 2005 and years ended June 30, 2005 and 2004

(H)	Notes to Consolidated Financial Statements.
     (a)(2) Financial Statement Schedules
          None.
     (a)(3) Exhibits

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3	Articles of Incorporation and Bylaws	***

4	Instruments defining the rights of security holders, including indentures	*

9	Voting trust agreement	None

10.1	Restated Deferred Compensation Plan for Directors	*

10.2	Retirement Plan for Outside Directors	*

10.3	Northwest Savings Bank Nonqualified Supplemental Retirement Plan	*

10.4	Employee Stock Ownership Plan	*

10.5	Employee Severance Compensation Plan	*

10.6	Employment Agreement for William J. Wagner	**

10.7	Form of Senior Vice President Employment Agreement	**

10.8	Northwest Bancorp, Inc. 2004 Stock Option Plan	****

10.9	Northwest Bancorp, Inc. 2004 Recognition and Retention Plan	****

10.10	Bonus Plan	10.10

11	Statement re: computation of per share earnings	None

12	Statement re: computation or ratios	Not required

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of Registrant	**

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of experts and counsel	23

24	Power of Attorney	Not Required

28	Information from reports furnished to State insurance regulatory authorities	None

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-31687), originally filed with the SEC on July 21, 1997, as amended on October 9, 1997 and November 4, 1997.

**	This document has been filed with the Securities and Exchange Commission on September 30, 2002.

***	Incorporated by reference to the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on November 21, 2000.

****	Incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on October 6,2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORTHWEST BANCORP, INC.

Date: March 14, 2007	By:	/s/ William J. Wagner

William J. Wagner, Chairman, President and
Chief Executive Officer (Principal
Executive Officer)
     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William J. Wagner	By:	/s/ William W. Harvey, Jr.

	William J. Wagner, Chairman, President, Chief Executive Officer and Director		William W. Harvey, Jr., Executive Vice President, Finance (Principal Financial and Accounting Officer)

	Date: March 14, 2007		Date: March 14, 2007

By:	/s/ John M. Bauer	By:	/s/ Richard L. Carr

	John M. Bauer, Director		Richard L. Carr, Director

	Date: March 14, 2007		Date: March 14, 2007

By:	/s/ Richard E. McDowell	By:	/s/ Thomas K. Creal, III

	Richard E. McDowell, Director		Thomas K. Creal, III, Director

	Date: March 14, 2007		Date: March 14, 2007

By:	/s/ Joseph F. Long	By:	/s/ A. Paul King

	Joseph F. Long, Director		A. Paul King, Director

	Date: March 14, 2007		Date: March 14, 2007

By:	/s/ Robert G. Ferrier

Robert G. Ferrier, Director

Date: March 14, 2007