Form 10-Q
period 2007-03-31
NORTHWEST BANCORP INC
filed 2007-05-09
CIK 1042064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
     Common Stock ($0.10 par value) 49,421,421 shares outstanding as of April 30, 2007

NORTHWEST BANCORP, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$78,921	$99,013
Interest-earning deposits in other financial institutions	286,418	41,387
Federal funds sold and other short-term investments	4,830	13,933
Marketable securities available-for-sale (amortized cost of $737,224 and $770,967)	736,549	767,514
Marketable securities held-to-maturity (market value of $696,300 and $720,515)	691,136	716,967

Total cash and investments	1,797,854	1,638,814

Loans held for sale	15,164	23,390
Mortgage loans — one- to four- family	2,356,893	2,371,010
Commercial real estate loans	717,978	693,982
Consumer loans	1,146,227	1,145,369
Commercial business loans	262,119	216,345

Total loans receivable	4,498,381	4,450,096
Allowance for loan losses	(38,039)	(37,655)

Loans receivable, net	4,460,342	4,412,441

Accrued interest receivable	27,664	28,033
Federal Home Loan Bank stock, at cost	34,166	34,289
Real estate owned, net	6,370	6,653
Premises and equipment, net	105,107	104,866
Bank owned life insurance	111,933	110,864
Goodwill	155,770	155,770
Mortgage servicing rights, net	7,684	7,688
Other intangible assets, net	8,678	9,581
Other assets	16,571	18,816

Total assets	$6,732,139	$6,527,815

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$332,046	$317,389
Interest-bearing demand deposits	698,543	677,394
Savings deposits	1,441,245	1,402,345
Time deposits	3,079,299	2,969,622

Total deposits	5,551,133	5,366,750

Borrowed funds	403,048	392,814
Advances by borrowers for taxes and insurance	25,325	22,600
Accrued interest payable	4,154	4,038
Other liabilities	36,906	33,958
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094

Total liabilities	6,123,660	5,923,254

Shareholders’ Equity:
Preferred stock, $0.10 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.10 par value: 500,000,000 shares authorized, 51,153,741 and 51,137,227 issued, respectively	5,115	5,114
Paid-in capital	212,376	211,295
Retained earnings	432,428	425,024
Accumulated other comprehensive loss	(10,076)	(11,609)
Treasury stock, at cost, 1,338,700 and 1,107,900 shares, respectively	(31,364)	(25,263)

	608,479	604,561

Total liabilities and shareholders’ equity	$6,732,139	$6,527,815

See accompanying notes to consolidated financial statements — unaudited

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2007	2006
Interest income:
Loans receivable	$74,366	$71,226
Mortgage-backed securities	7,692	6,605
Taxable investment securities	8,082	6,696
Tax-free investment securities	3,233	3,022
Interest-earning deposits	2,219	1,853

Total interest income	95,592	89,402

Interest expense:
Deposits	44,624	35,088
Borrowed funds	6,233	8,454

Total interest expense	50,857	43,542

Net interest income	44,735	45,860
Provision for loan losses	2,006	2,099

Net interest income after provision for loan losses	42,729	43,761

Noninterest income:
Service charges and fees	6,008	5,707
Trust and other financial services income	1,458	1,291
Insurance commission income	492	578
Gain on sale of loans, net	484	4,200
Gain on sale of real estate owned, net	79	89
Income from bank owned life insurance	1,069	1,070
Mortgage banking income	257	275
Other operating income	642	755

Total noninterest income	10,489	13,965

Noninterest expense:
Compensation and employee benefits	21,654	19,647
Premises and occupancy costs	5,461	5,180
Office operations	2,785	3,245
Processing expenses	3,551	2,924
Advertising	1,124	625
Amortization of intangible assets	903	944
Other expenses	2,398	2,638

Total noninterest expense	37,876	35,203

Income before income taxes	15,342	22,523

Federal and state income taxes	4,045	6,711

Net income	$11,297	$15,812

Basic earnings per share	$0.23	$0.32

Diluted earnings per share	$0.23	$0.32

See accompanying notes to consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except share and per share amounts)
Three months ended March 31, 2006

					Accum.
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at December 31, 2005	50,310,436	$5,108	208,132	389,985	(384)	(17,183)	$585,658

Comprehensive income:
Net income	—	—	—	15,812	—	—	15,812
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	(4,349)	—	(4,349)

Total comprehensive income	—	—	—	15,812	(4,349)	—	11,463

Exercise of stock options	22,870	2	171	—	—	—	173

Stock-based compensation expense	—	—	727	—	—	—	727

Purchase of treasury stock	(250,000)	—	—	—	—	(5,628)	(5,628)

Dividends paid ($0.16 per share)	—	—	—	(3,164)	—	—	(3,164)

Ending balance at March 31, 2006	50,083,306	$5,110	209,030	402,633	(4,733)	(22,811)	$589,229

Three months ended March 31, 2007

					Accum.
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at December 31, 2006	50,029,327	$5,114	211,295	425,024	(11,609)	(25,263)	$604,561

Comprehensive income:
Net income	—	—	—	11,297	—	—	11,297
Change in unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	1,533	—	1,533

Total comprehensive income	—	—	—	11,297	1,533	—	12,830

Exercise of stock options	13,014	1	160	—	—	—	161

Stock-based compensation expense	—	—	921	—	—	—	921

Issuance of RRP shares	3,500	—	—	—	—	—	—

Purchase of treasury stock	(230,800)	—	—	—	—	(6,101)	(6,101)

Dividends paid ($0.20 per share)	—	—	—	(3,893)	—	—	(3,893)

Ending balance at March 31, 2007	49,815,041	$5,115	212,376	432,428	(10,076)	(31,364)	$608,479

See accompanying notes to consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2007	2006
OPERATING ACTIVITIES:
Net Income	$11,297	$15,812
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,006	2,099
Net gain on sale of assets	(217)	(4,199)
Net depreciation, amortization and accretion	3,748	1,811
(Increase)/ decrease in other assets	340	(1,048)
Deferred income tax expense	175	1,499
Increase in other liabilities	3,064	3,952
Origination of loans held for sale	(47,511)	(27,072)
Proceeds from sale of loans held for sale	49,011	22,456
Net amortization of (discount)/ premium on marketable securities	(959)	156
Noncash compensation expense related to stock benefit plans	921	727

Net cash provided by operating activities	21,875	16,193

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	—	(142,444)
Purchase of marketable securities available-for-sale	(12,803)	(166,241)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	25,638	35,192
Proceeds from maturities and principal reductions of marketable securities available-for-sale	47,699	20,430
Loan originations	(305,047)	(297,934)
Proceeds from loan maturities and principal reductions	252,284	267,763
Proceeds from sale of portfolio loans	—	475,045
Redemption of FHLB stock	123	338
Proceeds from sale of real estate owned	1,028	1,534
Net purchase of real estate owned for investment	(217)	(171)
Purchase of premises and equipment	(2,375)	(2,966)

Net cash provided by investing activities	6,330	190,546

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three months ended
	March 31,
	2007	2006
FINANCING ACTIVITIES:
Increase in deposits, net	184,383	35,250
Repayments of long-term borrowings	(15)	(15)
Net increase in short-term borrowings	10,371	7,559
Increase in advances by borrowers for taxes and insurance	2,725	885
Cash dividends paid	(3,893)	(3,164)
Proceeds from stock options exercised	161	173
Purchase of treasury stock	(6,101)	(5,628)

Net cash provided by financing activities	187,631	35,060

Net increase in cash and cash equivalents	$215,836	$241,799

Cash and cash equivalents at beginning of period	$154,333	$152,092
Net increase in cash and cash equivalents	215,836	241,799

Cash and cash equivalents at end of period	$370,169	$393,891

Cash and cash equivalents:
Cash and due from banks	$78,921	$182,058
Interest-earning deposits in other financial institutions	286,418	211,444
Federal funds sold and other short-term investments	4,830	389

Total cash and cash equivalents	$370,169	$393,891

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $37,850, and $29,753)	$50,741	$43,247

Income taxes	$663	$642

Non-cash activities:
Loans transferred to real estate owned	$666	$1,363

Sale of real estate owned financed by the Company	$94	$167

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
(1)	Basis of Presentation and Informational Disclosures
     The Northwest group of companies, headquartered in Warren, Pennsylvania, is organized in a two-tier holding company structure. Northwest Bancorp, MHC, a federal mutual holding company, owns approximately 62% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the “Company”). The Company, a federally-chartered savings and loan holding company, is regulated by the Office of Thrift Supervision (“OTS”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”). At March 31, 2007, Northwest operated 160 community-banking offices throughout Pennsylvania, western New York, eastern Ohio, eastern Maryland and southern Florida. The Company changed its fiscal year end from June 30 to December 31 effective for the period ended December 31, 2005.
     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Certain items previously reported have been reclassified to conform to the current period’s reporting format. The reclassifications had no effect on the Company’s financial condition or results of operations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
Stock-Based Compensation
     On March 16, 2007, the Company awarded 3,500 shares to a participant under the Northwest Bancorp, Inc. 2004 Recognition and Retention Plan (“RRP plan”). Awarded RRP plan shares vest over a five-year period beginning on the date of issuance. On January 17, 2007 the Company awarded 179,806 options with a grant date fair value of $5.11 per option. Awarded options vest over a five-year period beginning on the date of issuance. At March 31, 2007 there was employee compensation expense of $3.3 million and $2.6 million, for the RRP and option plans, respectively, remaining to be recognized. Stock-based employee compensation expense of $921,000 and $727,000 relating to the Company’s RRP and option plans is reflected in compensation expense during the three months ended March 31, 2007 and 2006, respectively.
Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48” ). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.
     The Company adopted the provisions of FIN 48 on January 1, 2007. No adjustments were recorded as a result of the implementation of FIN 48. The total amount of unrecognized tax benefits as of the date of adoption was $1.1 million. Included in the balance at January 1, 2007, is $1.8 million of tax positions that if recognized would affect the effective tax rate. Over the next 12 months, the Company estimates it may decrease federal tax reserves by approximately $764,000 for issues that may no longer warrant a tax reserve.
     The Company recognizes interest accrued related to: (1) unrecognized tax benefits in Federal and state income taxes and (2) refund claims in Other operating income. The Company recognizes penalties (if any) in Federal and state income taxes. There is $211,000 accrued for the payment of interest and no amount accrued for the payment of penalties at January 1, 2007. The statute of limitations is open for potential examinations by the Internal Revenue Service for the tax years ended June 30, 2004 through December 31, 2005.
(2)	Business Segments
     The Company operates in two reportable business segments: Community Banking and Consumer Finance. The Community Banking segment provides services traditionally offered by full-service community banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and consumer loans, as well as brokerage and investment management and trust services. The Consumer Finance segment is comprised of a subsidiary of Northwest, Northwest Consumer Discount Company, which operates 49 offices in Pennsylvania and two offices in southwestern New York and offers personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Allegheny Services, Inc., a subsidiary of Northwest. Net income is the primary measure used by management to measure segment performance. The following tables provide financial information for these segments. The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.
As of or for the three months ended:

	Community	Consumer
March 31, 2007 (in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$90,718	4,872	2	95,592
Intersegment interest income	2,046	—	(2,046)	—
Interest expense	49,133	2,107	(383)	50,857
Provision for loan losses	1,500	506	—	2,006
Noninterest income	9,965	472	52	10,489
Noninterest expense	35,505	2,197	174	37,876
Income tax expense (benefit)	4,456	213	(624)	4,045
Net income	12,135	321	(1,159)	11,297
Total assets	$6,699,515	120,558	(87,934)	6,732,139

	Community	Consumer
March 31, 2006 (in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$84,721	4,662	19	89,402
Intersegment interest income	1,884	—	(1,884)	—
Interest expense	40,338	1,951	1,253	43,542
Provision for loan losses	1,500	599	—	2,099
Noninterest income	13,279	575	111	13,965
Noninterest expense	32,862	2,161	180	35,203
Income tax expense (benefit)	7,607	219	(1,115)	6,711
Net income	17,577	307	(2,072)	15,812
Total assets	$6,489,056	123,951	(84,631)	6,528,376

*	Eliminations consist of intercompany loans, interest income and interest expense.

(3)	Goodwill and Other Intangible Assets
     The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31,	December 31,
	2007	2006
Amortizable intangible assets:
Core deposit intangibles – gross	$24,475	24,475
Less: accumulated amortization	(16,235)	(15,352)

Core deposit intangibles – net	$8,240	9,123

Customer and Contract intangible assets – gross	831	831
Less: accumulated amortization	(393)	(373)

Customer and Contract intangible assets – net	$438	458

     The following information shows the aggregate amortization expense for the current quarter, the prior year’s quarter, and year ended December 31, 2006 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the year ending December 31, 2007 and each of the five succeeding years (in thousands):

For the three months ended 3/31/07	$903
For the three months ended 3/31/06	944
For the year ended 12/31/06	3,876
For the year ending 12/31/07	3,397
For the year ending 12/31/08	2,661
For the year ending 12/31/09	1,692
For the year ending 12/31/10	968
For the year ending 12/31/11	657
For the year ending 12/31/12	83
     The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banking	Finance	Total
Balance at December 31, 2005	$149,184	1,313	150,497
Goodwill acquired	5,273	—	5,273
Impairment losses	—	—	—

Balance at December 31, 2006	154,457	1,313	155,770
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance at March 31, 2007	$154,457	1,313	155,770

(4)	Guarantees
     The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan policies and procedures. Collateral may be obtained based on management’s credit assessment of the customer. At March 31, 2007, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $13.2 million, of which $11.8 million is fully collateralized. At March 31, 2007, the Company had a liability of $177,000 related to standby letters of credit. The liability recorded represents deferred income to be recognized over the life of the letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.
(5)	Earnings Per Share
     Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were no anti-dilutive options for the quarter ended March 31, 2007. Options to purchase 220,780 shares of common stock at $25.49 per share were outstanding during the quarter ended March 31, 2006 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. The computation of basic and diluted earnings per share follows (in thousands, except per share amounts):

	Three months ended
	March 31,
	2007	2006
Net income available to common shareholders	$11,297	15,812

Weighted average common shares outstanding	49,755	49,906

Dilutive potential shares due to the effect of stock options	264	164

Total weighted average common shares and dilutive potential shares	50,019	50,070

Basic earnings per share	$0.23	0.32

Diluted earnings per share	$0.23	0.32

(6)	Pension and Post-retirement benefits (in thousands):
Components of Net Periodic Pension or Other Benefit Cost

	Pension Benefits		Other Post-retirement benefits
	Three months ended March 31,
	2007	2006	2007	2006
Service cost	$1,240	1,138	—	—
Interest cost	1,023	873	23	23
Expected return on plan assets	(1,102)	(900)	—	—
Amortization of transition asset	—	(10)	—	—
Amortization of prior service cost	19	20	—	—
Amortization of the net loss	187	188	10	8

Net periodic pension or other benefit cost	$1,367	1,309	33	31

     The Company made no contributions to its pension or other post-retirement benefit plans during the quarter ended March 31, 2007. The Company anticipates making a contribution to its defined benefit pension plan of between $4.0 million and $7.0 million during the year ending December 31, 2007. The actual tax-deductible contribution will be determined by actuarial computation so that after the contribution, plan assets will exceed the accumulated benefit obligation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     In addition to historical information, this document may contain certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, as they reflect management’s analysis only as of the date of this report. The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.
     Important factors that might cause such a difference include, but are not limited to:
•	Changes in interest rates which could increase our cost of funds or decrease our yield on earnings assets and therefore reduce our net interest income;

•	Adverse changes in our loan portfolio and the resulting credit risk-related losses;

•	The adequacy of the allowance for loan losses;

•	General economic or business conditions may be less favorable than expected, resulting in reduced demand for credit and other services, among other things;

•	Changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	Compliance with laws and regulatory requirements of federal and state agencies;

•	New legislation affecting the financial services industry;

•	Competition from other financial institutions in originating loans and attracting deposits;

•	Our ability to effectively implement technology driven products and services;

•	Sources of liquidity;

•	Containing costs and expenses; and

•	Our success in managing the risks involved in the foregoing.
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
Executive Summary
     The Company’s total assets at March 31, 2007 were $6.732 billion, an increase of $204.3 million, or 3.1%, from $6.528 billion at December 31, 2006. This increase is primarily attributed to an increase in cash and investments which was funded by an increase in deposits and other borrowed funds in the amount of $194.6 million.
     Cash and investments increased by $159.0 million, or 9.7%, to $1.798 billion at March 31, 2007 from $1.639 billion at December 31, 2006 and net loans receivable increased by $47.9 million, or 1.1%, to $4.460 billion at March 31, 2007 from $4.412 billion at December 31, 2006. The Company grew commercial and commercial real estate loans by $69.8 million, or 7.7%, to $980.1 million at March 31, 2007 from $910.3 at December 31, 2006. This growth in commercial and commercial real estate loans reflects the Company’s strategy of increasing the portfolio of these types of loans, while slowing the growth of long-term fixed-rate mortgage loans.
     Deposits increased by $184.4 million, or 3.4%, to $5.551 billion at March 31, 2007 from $5.367 billion at December 31, 2006. All deposit categories and markets experienced increases with the largest growth occurring in time deposits which increased by $109.7 million, or 3.7% to $3.079 billion at March 31, 2007 from $2.970 billion at December 31, 2006. Other borrowed funds increased by $10.2 million, or 2.6%, as corporate repurchase agreements increased by $10.4 million during the quarter ended March 31, 2007.
     Total shareholders’ equity at March 31, 2007 was $608.5 million, an increase of $3.9 million, or less than 1.0%, from $604.6 million at December 31, 2006. This increase was primarily attributable to net income for the quarter of $11.3 million which was partially offset by the payment of cash dividends of $3.9 million and an increase in treasury stock as the Company repurchased 230,800 shares during the quarter for approximately $6.1 million.
     Northwest is subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Northwest must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk-weighting and other factors.
     Quantitative measures, established by regulation to ensure capital adequacy, require Northwest to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Dollar amounts in the tables below are in thousands.
March 31, 2007

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$582,680	15.04%	$310,011	8.00%	$387,513	10.00%

Tier I Capital (to risk weighted assets)	$542,584	14.00%	$155,005	4.00%	$232,508	6.00%

Tier I Capital (leverage) (to average assets)	$542,584	8.42%	$193,397	3.00%*	$322,328	5.00%

December 31, 2006

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$579,560	15.29%	$303,274	8.00%	$379,093	10.00%

Tier I Capital (to risk weighted assets)	$539,535	14.23%	$151,637	4.00%	$227,456	6.00%

Tier I Capital (leverage) (to average assets)	$539,535	8.45%	$191,562	3.00%*	$319,270	5.00%

*	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of March 31, 2007, the Company had not been advised of any additional requirements in this regard.
     Northwest is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest’s internal liquidity requirements are based upon liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest has consistently maintained a level of liquid assets in excess of regulatory and internal requirements, and the liquidity ratio at March 31, 2007 was 25.0%. The Company and Northwest adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments.
     The Company paid $3.9 million in cash dividends during the current period, compared with $3.2 million in the prior year period. Beginning with the dividend payable on May 16, 2005, Northwest Bancorp, MHC, with the non-objection of the OTS, resumed its practice of waiving dividends payable from the Company when such dividends are not needed for regulatory capital, working capital or other purposes. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 87.0% in the current quarter on a dividend of $0.20 per share compared with 50.0% in the same quarter last year on a dividend of $0.16 per share. The Company has declared a dividend of $0.20 per share payable on May 17, 2007 to shareholders of record on May 3, 2007.
     Net income for the quarter ended March 31, 2007 decreased by $4.5 million, or 28.6%, to $11.3 million from $15.8 million for the quarter ended March 31, 2006. This decrease was primarily the result of the net gains recorded from education loan sales during the quarter ended March 31, 2006 of $4.2 million, or approximately $2.8 million after tax. Also contributing to this decrease was an increase in compensation and benefits of approximately $2.0 million, or 10.2%. This increase is primarily attributable to the increase in employees as full-time equivalent employees increased by 72 for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.
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

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One-to-four family residential loans	$8,873	$10,334
Multifamily and commercial real estate loans	20,118	18,983
Consumer loans	4,463	4,577
Commercial business loans	5,813	6,631
Total	$39,267	$40,525
Total nonperforming loans as a percentage of loans receivable	0.87%	0.91%
Total real estate acquired through foreclosure and other real estate owned	$6,370	$6,653
Total nonperforming assets	$45,637	$47,178
Total nonperforming assets as a percentage of total assets	0.68%	0.72%
     A loan is considered to be impaired, as defined by SFAS No. 114 when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at March 31, 2007 and December 31, 2006 were $39.3 million and $40.5 million, respectively.
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
     On a regular basis, the Credit Review department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. On an ongoing basis the loan officer along with the Credit Review department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. The Company’s loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as “special mention”, “substandard”, “doubtful” or “loss.” Loans that do not expose the Company to risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as “special mention”. A “substandard” loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make a collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss reserve in not warranted.
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
Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006
     Net income for the three months ended March 31, 2007 was $11.3 million, or $0.23 per diluted share, a decrease of $4.5 million, or 28.6%, from $15.8 million, or $0.32 per diluted share, for the same quarter last year. This decrease in net income resulted primarily from a decrease in net interest income of

$1.1 million, or 2.5%, an increase in noninterest expense of $2.7 million, or 7.6%, and the effect of the after-tax gain of approximately $2.8 million on the sale of education loans during the quarter ended March 31, 2006.
     Net income for the three months ended March 31, 2007 represents a 7.44% and 0.69% return on average equity and return on average assets, respectively, compared to 10.77% and 0.97% for the same quarter last year.
Interest Income
     Total interest income increased by $6.3 million, or 6.9%, on a taxable equivalent basis, to $97.8 million primarily due to an increase in yield on interest earning assets to 6.40% from 6.06%. The average balance of interest earning assets increased by $100.9 million, or 1.7%, to $6.134 billion for the three months ended March 31, 2007 from $6.033 billion for the three months ended March 31, 2006. The increase in yield on interest earning assets is primarily due to increases in the interest rates on variable rate assets as well as strong origination activity for higher-yielding commercial and consumer loans. During the three-month period ended March 31, 2007, the Company’s portfolio of commercial and commercial real estate loans increased by $69.8 million.
     Interest income on loans receivable increased by $3.2 million, or 4.4%, on a taxable equivalent basis, to $74.8 million as the increase in the average yield more than offset the decease in the average balance of loans. The average yield increased to 6.74% from 6.41%. This increase in yield is primarily attributable to the aforementioned consumer and commercial loan originations as well as the repricing of the Company’s existing adjustable rate loans. The average balance decreased by $6.5 million, or less than 1%, to $4.467 billion for the three months ended March 31, 2007 from $4.473 billion for the three months ended March 31, 2006. This decrease in average balance resulted from the sale of approximately $370.0 million of one- to four- family mortgage loans and $120.0 million of education loans. The loans were sold in an effort to decrease interest rate risk and improve the yield on assets.
     Interest income on mortgage-backed securities increased by $1.1 million, or 16.5%, to $7.7 million, because of increases in both the average balance and the average yield. The average balance increased by $39.7 million, or 6.8%, to $621.9 million for the three months ended March 31, 2007 from $582.2 million for the three months ended March 31, 2006. This increase is a result of the Company purchasing mortgage-backed securities during the previous year with some of the funds received from the aforementioned sale of mortgage and education loans. These purchases as well as increases in the rates of variable rate mortgage-backed securities caused the average yield to increase to 4.95% from 4.54%.
     Interest income on investment securities increased by $1.5 million, or 13.7%, to $12.6 million, on a taxable-equivalent basis, because of increases in both the average balance and average yield earned. The average balance increased by $68.9 million, or 8.9%, to $844.4 million for the three months ended March 31, 2007 from $775.5 million for the three months ended March 31, 2006. The average yield increased to 5.95% from 5.69%, on a taxable equivalent basis primarily due to increases in short-term interest rates. The increase in average balance was attributable to the investment of funds received from the aforementioned loan sales.
     Interest income on interest-earning deposits increased by $366,000, or 19.8%, primarily due to an increase in average yield to 5.33% from 4.38%. This increase was primarily due to increases in short-term interest rates. The average balance decreased by $2.5 million, or 1.5%, to $166.6 million for the three months ended March 31, 2007, from $169.1 million for the three months ended March 31, 2006. The balances maintained in these types of assets fluctuates based upon the Company’s cash flows, funding requirements and investment strategies.

Interest Expense
     Total interest expense increased by $7.3 million, or 16.8%, to $50.9 million due to an increase in the average cost of interest-bearing liabilities, which increased to 3.68% from 3.17%, and an increase in the average balance of $36.7 million, or less than 1.0%, to $5.602 billion, from $5.565 billion. The increase in the overall cost of funds resulted primarily from an increase in the cost of deposits to 3.55%, from 2.88%. The increase resulted from increases in short-term interest rates and the continued shift from savings and money market accounts to higher yielding certificates of deposit. Partially offsetting the increase in the cost of deposits was a $2.2 million decrease in interest expense on trust preferred securities as the Company redeemed approximately $102.1 million in December 2006.
Net Interest Income
     Net interest income decreased by $985,000, or 2.1%, on a taxable equivalent basis, to $46.9 million during the current quarter from $47.9 million for the same period a year ago. This decrease in net interest income was attributable to all of the previously discussed factors, the effect of which compressed the Company’s net interest margin to 3.06%, from 3.18%.
Provision for Loan Losses
     The provision for loan losses decreased by $93,000, or 4.4%, to $2.0 million for the three-month period ended March 31, 2007. Management analyzes the allowance for loan losses as described in the previous section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
     Noninterest income decreased by $3.5 million, or 24.9%, to $10.5 million for the three months ended March 31, 2007 from $14.0 million for the three months ended March 31, 2006. This decrease is primarily due to a $3.7 million reduction in the gain on sale of loans as the Company completed a bulk sale of approximately $120.0 million of education loans during the quarter ended March 31, 2006. The pre-tax gain on this bulk sale was $4.2 million. The decrease in the gain on sale of loans was partially offset by increases in service charges and fees and trust and other financial services income, as service charges and fees increased by $300,000 and trust and other financial services income increased by $167,000.
Noninterest Expense
     Noninterest expense increased by $2.7 million, or 7.6%, to $37.9 million for the three-month period ended March 31, 2007, from $35.2 million for the three-month period ended March 31, 2006. The largest increases occurred in compensation and employee benefits which increased $2.0 million, or 10.2%, as a result of the continued increase in health care costs, normal annual merit increases and the addition of personnel in the areas of commercial lending, business services and investment management and trust services. The Company’s full-time equivalent employees have increased by 72 as of March 31, 2007 compared to March 31, 2006. Premises and occupancy costs increased $281,000, or 5.4%, as a result of the Company’s continued growth and expansion. Marketing and advertising expenses increased $499,000, or 79.8%, as the Company conducted a major campaign to increase brand awareness and attract new business customer relationships.

Income Taxes
     The provision for income taxes for the three-month period ended March 31, 2007 decreased by $2.7 million, or 39.7%, compared to the prior-year period. This decrease in income tax expense is primarily due to a decrease in the Company’s income before income taxes and a decrease in the Company’s effective tax rate. The Company’s effective tax rate decreased to 26.4% for the three-month period ended March 31, 2007 compared to 29.8% for the three-month period ended March 31, 2006. This decrease in the effective tax rate is a result of a larger percentage of the Company’s income being earned on tax-free assets. The Company does not anticipate any material change in the effective tax rate during the remainder of 2007.
Recently Issued Accounting Standards
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
     Accounting for Pensions and Other Postretirement Plans: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs pursuant to SFAS 87. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. The Company adopted the provisions of this statement as of December 31, 2006, except for the year-end measurement requirement, which is effective as of December 31, 2008. The Company does not anticipate the adoption of the remaining provisions of this statement to have any material effect on the Company’s financial condition or operations.
     Fair Value Option: In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. The Company does not anticipate that the adoption of SFAS 159 will have a material effect on the Company’s financial condition or operations.

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

	Three months ended March 31,
	2007			2006
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest earning assets:
Loans receivable (a) (b) (d)	$4,466,658	$74,802	6.74%	$4,473,184	$71,637	6.41%
Mortgage-backed securities (c)	$621,941	$7,692	4.95%	$582,196	$6,605	4.54%
Investment securities (c) (d) (e)	$844,384	$12,552	5.95%	$775,505	$11,036	5.69%
FHLB stock	$34,170	$504	5.90%	$32,937	$309	3.75%
Other interest earning deposits	$166,606	$2,219	5.33%	$169,066	$1,853	4.38%

Total interest earning assets	$6,133,759	$97,769	6.40%	$6,032,888	$91,440	6.06%

Noninterest earning assets (f)	$461,286			$459,576

TOTAL ASSETS	$6,595,045			$6,492,464

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	$806,029	$2,871	1.44%	$927,860	$3,254	1.42%
Now accounts	$664,035	$2,628	1.61%	$653,695	$1,995	1.24%
Money market demand accounts	$606,590	$5,537	3.70%	$579,695	$4,035	2.82%
Certificate accounts	$3,024,730	$33,588	4.50%	$2,779,576	$25,804	3.76%
Borrowed funds (g)	$397,168	$4,495	4.59%	$418,993	$4,719	4.57%
Debentures	$103,094	$1,737	6.74%	$205,156	$3,735	7.28%

Total interest bearing liabilities	$5,601,646	$50,856	3.68%	$5,564,975	$43,542	3.17%

Noninterest bearing liabilities	$386,031			$340,371

Total liabilities	$5,987,677			$5,905,346

Shareholders’ equity	$607,368			$587,118

TOTAL LIABILITIES AND EQUITY	$6,595,045			$6,492,464

Net interest income/ Interest rate spread		$46,913	2.72%		$47,898	2.89%

Net interest earning assets/ Net interest margin	$532,113		3.06%	$467,913		3.18%

Ratio of interest earning assets to interest bearing liabilities	1.09X			1.08X

(a)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a taxable equivalent basis.

(e)	Average balances include Fannie Mae and Freddie Mac stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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
Three months ended March 31, 2007 and 2006

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$3,275	$(110)	$3,165
Mortgage-backed securities	$616	$471	$1,087
Investment securities	$514	$1,002	$1,516
FHLB stock	$180	$15	$195
Other interest-earning deposits	$399	$(33)	$366

Total interest-earning assets	$4,984	$1,345	$6,329

Interest-bearing liabilities:
Savings accounts	$51	$(434)	$(383)
Now accounts	$597	$36	$633
Money market demand accounts	$1,286	$216	$1,502
Certificate accounts	$5,285	$2,499	$7,784
Borrowed funds	$23	$(247)	$(224)
Debentures	$(209)	$(1,789)	$(1,998)

Total interest-bearing liabilities	$7,033	$281	$7,314

Net change in net interest income	$(2,049)	$1,064	$(985)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As the holding company for a savings bank, the Company’s primary market risk is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company’s interest sensitive liabilities typically have repricing periods or maturities of short duration, the Company has attempted to shorten the maturities of its assets by emphasizing the origination of short-term, fixed-rate consumer loans, and adjustable rate mortgage loans and commercial loans. The Company also continues to originate and sell a portion of one- to four- family mortgage loans. In addition, the Company has purchased shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.
     The Company has an Asset/ Liability Committee consisting of several members of management which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and the Company’s balance sheet structure. On a quarterly basis, this Committee also reviews the Company’s interest rate risk position and cash flow projections.
     The Company also has a Risk Management Committee comprised of members of the Board of Directors that meets quarterly and reviews interest rate risks and trends, the Company’s interest sensitivity position, the Company’s liquidity position and the market risk inherent in the Company’s investment portfolio.
     In an effort to assess market risk, the Company utilizes a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net income and the market value of the Company’s equity. Certain assumptions are made regarding loan prepayments and decay rates of passbook and NOW accounts. Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest rates on these assumptions may differ from simulated results. The Company has established the following guidelines for assessing interest rate risk:
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
     The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at March 31, 2007 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2007 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%

Projected percentage increase/ (decrease) in net income	1.1%	0.5%	(2.0)%	(6.2)%
Projected increase/ (decrease) in return on average equity	0.8%	0.8%	0.6%	0.2%
Projected increase/ (decrease) in earnings per share	$0.12	$0.12	$0.09	$0.05
Projected percentage increase/ (decrease) in market value of equity	(14.5)%	(25.7)%	2.3%	8.6%
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
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision of and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of this fiscal quarter. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
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

b.) Not applicable.

c.) The following table discloses information regarding the Company’s repurchases of shares of common stock during the quarter ending March 31, 2007:

			Total number of
			shares purchased as	Maximum number
			part of a publicly	of shares yet
	Number of shares	Average price	announced repurchase	to be purchased
Month	purchased	paid per share	plan (1)	under the plan (1)
January	28,300	$26.03	28,300	880,200
February	43,500	$26.14	43,500	836,700
March	159,000	$26.59	159,000	677,700

	230,800	$26.43

(1)	In February 2006, the Company announced a program to repurchase up to 1,000,000 of its outstanding shares. This program does not have an expiration date.
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
NORTHWEST BANCORP, INC.

Date:	May 9, 2007	By:	/s/ William J. Wagner

William J. Wagner
Chief Executive Officer

Date:	May 9, 2007	By:	/s/ William W. Harvey, Jr.

William W. Harvey, Jr.
Chief Financial Officer