Form 10-Q
period 2007-06-30
NORTHWEST BANCORP INC
filed 2007-08-09
CIK 1042064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
     Common Stock ($0.10 par value) 48,854,426 shares outstanding as of July 31, 2007

NORTHWEST BANCORP, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$89,479	99,013
Interest-earning deposits in other financial institutions	148,647	41,387
Federal funds sold and other short-term investments	2,741	13,933
Marketable securities available-for-sale (amortized cost of $734,393 and $770,967)	725,174	767,514
Marketable securities held-to-maturity (market value of $703,679 and $720,515)	704,597	716,967

Total cash and investments	1,670,638	1,638,814

Loans held for sale	11,147	23,390

Mortgage loans — one- to four- family	2,401,342	2,371,010
Commercial real estate loans	823,385	693,982
Consumer loans	1,213,066	1,145,369
Commercial business loans	309,671	216,345

Total loans	4,758,611	4,450,096
Allowance for loan losses	(41,104)	(37,655)

Total loans, net	4,717,507	4,412,441

Federal Home Loan Bank stock, at cost	34,518	34,289
Accrued interest receivable	29,327	28,033
Real estate owned, net	6,700	6,653
Premises and equipment, net	108,280	104,866
Bank owned life insurance	116,389	110,864
Goodwill	171,053	155,770
Mortgage servicing rights	8,107	7,688
Other intangible assets	14,500	9,581
Other assets	21,142	18,816

Total assets	$6,898,161	6,527,815

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$365,240	317,389
Interest-bearing demand deposits	724,750	677,394
Savings deposits	1,473,134	1,402,345
Time deposits	3,175,132	2,969,622

Total deposits	5,738,256	5,366,750

Borrowed funds	380,569	392,814
Advances by borrowers for taxes and insurance	31,951	22,600
Accrued interest payable	5,633	4,038
Other liabilities	40,066	33,958
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	108,354	103,094

Total liabilities	6,304,829	5,923,254

Shareholders’ equity:
Preferred stock, $0.10 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.10 par value: 500,000,000 shares authorized, 51,165,106 and 51,137,227 issued, respectively	5,116	5,114
Paid-in capital	213,025	211,295
Retained earnings	440,952	425,024
Accumulated other comprehensive loss	(15,405)	(11,609)
Treasury stock, at cost, 2,016,400 and 1,107,900 shares, respectively	(50,356)	(25,263)

	593,332	604,561

Total liabilities and shareholders’ equity	$6,898,161	6,527,815

See accompanying notes to consolidated financial statements — unaudited

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans	$76,812	69,187	151,178	140,413
Mortgage-backed securities	7,344	8,456	15,036	15,061
Taxable investment securities	7,887	8,078	15,969	14,774
Tax-free investment securities	3,134	3,286	6,367	6,308
Interest-earning deposits	3,650	2,309	5,869	4,162

Total interest income	98,827	91,316	194,419	180,718

Interest expense:
Deposits	47,120	37,879	91,744	72,967
Borrowed funds	6,338	8,653	12,571	17,107

Total interest expense	53,458	46,532	104,315	90,074

Net interest income	45,369	44,784	90,104	90,644
Provision for loan losses	2,066	2,067	4,072	4,166

Net interest income after provision for loan losses	43,303	42,717	86,032	86,478

Noninterest income:
Service charges and fees	6,509	6,014	12,517	11,721
Trust and other financial services income	1,560	1,349	3,018	2,640
Insurance commission income	752	684	1,244	1,262
Gain on sale of loans, net	150	337	634	4,537
Gain (loss) on sale of real estate owned, net	(23)	35	56	124
Income from bank owned life insurance	1,098	1,081	2,167	2,151
Mortgage banking income (loss)	462	(68)	719	207
Other operating income	858	775	1,500	1,530

Total noninterest income	11,366	10,207	21,855	24,172

Noninterest expense:
Compensation and employee benefits	20,375	19,582	42,029	39,229
Premises and occupancy costs	5,326	4,934	10,787	10,114
Office operations	3,352	3,241	6,137	6,486
Processing expenses	3,729	2,988	7,280	5,912
Advertising	1,375	662	2,499	1,287
Amortization of other intangible assets	878	998	1,781	1,942
Other expenses	2,742	2,492	5,140	5,130

Total noninterest expense	37,777	34,897	75,653	70,100

Income before income taxes	16,892	18,027	32,234	40,550

Federal and state income taxes	4,592	5,000	8,637	11,711

Net income	$12,300	13,027	23,597	28,839

Basic earnings per share	$0.25	0.26	0.48	0.58

Diluted earnings per share	$0.25	0.26	0.47	0.58

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Three months ended June 30, 2006	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Beginning balance at March 31, 2006	50,083,306	$5,110	209,030	402,633	(4,733)	(22,811)	589,229

Comprehensive income:
Net income	—	—	—	13,027	—	—	13,027
Change in unrealized loss on securities, net of tax and reclassification adjustment	—	—	—	—	(5,067)	—	(5,067)

Total comprehensive income	—	—	—	13,027	(5,067)	—	7,960

Exercise of stock options	13,901	1	129	—	—	—	130

Stock-based compensation expense	—	—	537	—	—	—	537

Dividends paid ($0.16 per share)	—	—	—	(3,126)	—	—	(3,126)

Ending balance at June 30, 2006	50,097,207	$5,111	209,696	412,534	(9,800)	(22,811)	594,730

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Three months ended June 30, 2007	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Beginning balance at March 31, 2007	49,815,041	$5,115	212,376	432,428	(10,076)	(31,364)	608,479

Comprehensive income:
Net income	—	—	—	12,300	—	—	12,300
Change in unrealized loss on securities, net of tax and reclassification adjustment	—	—	—	—	(5,329)	—	(5,329)

Total comprehensive income	—	—	—	12,300	(5,329)	—	6,971

Exercise of stock options	10,565	1	123	—	—	—	124

Stock-based compensation expense	—	—	526	—	—	—	526

Issuance of RRP shares	800	—	—	—	—	—	—

Purchase of treasury stock	(677,700)	—	—	—	—	(18,992)	(18,992)

Dividends paid ($0.20 per share)	—	—	—	(3,776)	—	—	(3,776)

Ending balance at June 30, 2007	49,148,706	$—	213,025	440,952	(15,405)	(50,356)	593,332

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Six months ended June 30, 2006	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Beginning balance at December 31, 2005	50,310,436	$5,108	208,132	389,985	(384)	(17,183)	585,658

Comprehensive income:
Net income	—	—	—	28,839	—	—	28,839
Change in unrealized loss on securities, net of tax and reclassification adjustment	—	—	—	—	(9,416)	—	(9,416)

Total comprehensive income	—	—	—	28,839	(9,416)	—	19,423

Exercise of stock options	36,771	3	300	—	—	—	303

Stock-based compensation expense	—	—	1,264	—	—	—	1,264

Purchase of treasury stock	(250,000)	—	—	—	—	(5,628)	(5,628)

Dividends paid ($0.32 per share)	—	—	—	(6,290)	—	—	(6,290)

Ending balance at June 30, 2006	50,097,207	$5,111	209,696	412,534	(9,800)	(22,811)	594,730

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Six months ended June 30, 2007	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at December 31, 2006	50,029,327	$5,114	211,295	425,024	(11,609)	(25,263)	604,561

Comprehensive income:
Net income	—	—	—	23,597	—	—	23,597
Change in unrealized loss on securities, net of tax and reclassification adjustment	—	—	—	—	(3,796)	—	(3,796)

Total comprehensive income	—	—	—	23,597	(3,796)	—	19,801

Exercise of stock options	23,579	2	376	—	—	—	378

Stock-based compensation expense	—	—	1,354	—	—	—	1,354

Issuance of RRP shares	4,300	—	—	—	—	—	—

Purchase of treasury stock	(908,500)	—	—	—	—	(25,093)	(25,093)

Dividends paid ($0.40 per share)	—	—	—	(7,669)	—	—	(7,669)

Ending balance at June 30, 2007	49,148,706	$5,116	211,671	440,952	(15,405)	(50,356)	591,978

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
OPERATING ACTIVITIES:
Net Income	$12,300	13,027	23,597	28,839
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,066	2,067	4,072	4,166
Net (gain)/ loss on sale of assets	(311)	195	(528)	(4,004)
Net depreciation, amortization and accretion	3,251	2,696	6,999	4,507
Decrease (increase) in other assets	(8,365)	(529)	(8,025)	(1,577)
Increase in other liabilities	1,920	1,687	4,984	5,639
Net amortization of premium/ discount on marketable securities	(1,098)	(496)	(2,057)	(340)
Deferred income tax expense (benefit)	1,034	(1,572)	1,209	(73)
Origination of loans held for sale	(51,771)	(33,170)	(99,282)	(60,242)
Proceeds from sale of loans held for sale	55,602	28,614	104,613	51,070
Noncash compensation expense related to stock benefit plans	526	537	1,447	1,264

Net cash provided by operating activities	15,154	13,056	37,029	29,249

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	—	(59,468)	—	(201,912)
Purchase of marketable securities available-for-sale	(19,859)	(88,980)	(32,662)	(255,221)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	26,762	17,116	52,400	52,308
Proceeds from maturities and principal reductions of marketable securities available-for-sale	23,953	26,720	71,652	47,150
Loan originations	(434,236)	(368,503)	(739,283)	(666,437)
Proceeds from loan maturities and principal reductions	313,781	282,927	566,065	550,690
Proceeds from sale of loans	—	6,256	—	481,301
Net (purchase) sale of FHLB stock	378	(2,774)	501	(2,436)
Proceeds from sale of real estate owned	1,547	1,375	2,575	2,909
Net (purchase) sale of real estate owned for investment	39	79	(178)	(92)
Purchase of premises and equipment	(1,704)	(4,207)	(4,079)	(7,173)
Acquisitions, net of cash received	(25,150)	(2,605)	(25,150)	(2,605)

Net cash used by investing activities	(114,489)	(192,064)	(108,159)	(1,518)

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	21,276	(32,127)	205,659	3,123
Repayments of long-term borrowings	(36,032)	(10,014)	(36,047)	(10,029)
Net increase in short-term borrowings	890	828	11,261	8,387
Increase in advances by borrowers for taxes and insurance	6,543	6,293	9,268	7,178
Cash dividends paid	(3,776)	(3,126)	(7,669)	(6,290)
Purchase of treasury stock	(18,992)	—	(25,093)	(5,628)
Proceeds from stock options exercised	124	130	285	303

Net cash provided by financing activities	(29,967)	(38,016)	157,664	(2,956)

Net decrease in cash and cash equivalents	(129,302)	(217,024)	86,534	24,775

Cash and cash equivalents at beginning of period	370,169	393,891	154,333	152,092
Net decrease in cash and cash equivalents	(129,302)	(217,024)	86,534	24,775

Cash and cash equivalents at end of period	$240,867	176,867	240,867	176,867

Cash and cash equivalents:
Cash and due from banks	89,479	82,858	89,479	82,858
Interest-earning deposits in other financial institutions	148,647	82,977	148,647	82,977
Federal funds sold and other short-term investments	2,741	11,032	2,741	11,032

Total cash and cash equivalents	240,867	176,867	240,867	176,867

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $41,123, $32,903 $78,973 and $62,656, respectively)	51,979	46,484	102,720	89,731

Income taxes	3,791	5,265	4,454	5,907

Business acquisitions:
Fair value of assets acquired	211,846	86,673	211,846	86,673
Cash paid	(25,150)	(2,605)	(25,150)	(2,605)

Liabilities assumed	186,696	84,068	186,696	84,068

Non-cash activities:
Loans transferred to real estate owned	1,462	1,373	2,128	2,736

Sale of real estate owned financed by the Company	502	20	596	187

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(1) Basis of Presentation and Informational Disclosures
     The Northwest group of companies, headquartered in Warren, Pennsylvania, is organized in a two-tier holding company structure. Northwest Bancorp, MHC, a federal mutual holding company, owns approximately 62% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the “Company”). The Company, a federally-chartered savings and loan holding company, is regulated by the Office of Thrift Supervision (“OTS”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”). Northwest is regulated by the FDIC and the Pennsylvania Department of Banking. At June 30, 2007, Northwest operated 166 community-banking offices throughout Pennsylvania, western New York, eastern Ohio, Maryland and southern Florida.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, Northwest, Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Finance Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Allegheny Services, Inc. and Great Northwest Corporation. The unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Certain items previously reported have been reclassified to conform to the current period’s reporting format. The reclassifications had no effect on the Company’s financial condition or results of operations. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
Stock-Based Compensation
     On March 16, 2007 the Company awarded 3,500 shares to a participant under the Northwest Bancorp, Inc. 2004 Recognition and Retention Plan (“RRP plan”). On June 20, 2007 the Company awarded 800 shares to another participant of the RRP plan. Awarded RRP plan shares vest over a five-year period beginning on the date of issuance. On January 17, 2007 the Company awarded employees 179,806 options with an exercise price of $22.18 and a grant date fair value of $5.11 per option. On June 20, 2007 the Company awarded a director 2,000 options with an exercise price of $28.09 and a grant date fair value of $5.80 per option. Awarded options vest over a five-year period beginning on the date of issuance. At June 30, 2007 there was compensation expense of $3.0 million and $2.3 million, for the RRP and option plans, respectively, remaining to be recognized. Stock-based compensation expense of $526,000 and $537,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively, is recognized in compensation expense relating to the Company’s RRP and option plans.
Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

     The Company adopted the provisions of FIN 48 on January 1, 2007. No adjustments were recorded as a result of the implementation of FIN 48. As of January 1, 2007, the Company had a liability for unrecognized tax benefits of $1.1 million, of which $930,000 if recognized, would affect the effective tax rate.
     The Company recognizes interest accrued related to: (1) unrecognized tax benefits in Federal and state income taxes and (2) refund claims in Other operating income. The Company recognizes penalties (if any) in Federal and state income taxes. There is $137,000 accrued for the payment of interest and no amount accrued for the payment of penalties at January 1, 2007. With few exceptions, the Company is no longer subject to examinations by the Internal Revenue Service, Pennsylvania Department of Revenue and the New York State Department of Taxation and Finance for the tax years ended prior to June 30, 2004.
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
     Fair Value Option: In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company will apply FAS 159 beginning January 1, 2008 and does not anticipate that it will have a material effect on the Company’s financial condition or operations.
(2) Business Segments

     The Company operates in two reportable business segments: Community Banking and Consumer Finance. The Community Banking segment provides services traditionally offered by full-service community banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and consumer loans, as well as brokerage and investment management and trust services. The Consumer Finance segment, which is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, operating 49 offices in Pennsylvania and two offices in southwestern New York, offers personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through an intercompany borrowing relationship with Allegheny Services, Inc., a subsidiary of Northwest. Net income is the primary measure used by management to measure segment performance. The following tables provide financial information for these reportable segments. The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.
As of or for the three months ended:

	Community	Consumer
June 30, 2007 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$94,134	4,693	—	98,827
Intersegment interest income	2,037	—	(2,037)	—
Interest expense	49,597	2,097	1,764	53,458
Provision for loan losses	1,500	566	—	2,066
Noninterest income	10,581	730	55	11,366
Noninterest expense	35,632	1,993	152	37,777
Income tax expense (benefit)	4,914	305	(627)	4,592
Net income	15,109	462	(3,271)	12,300

Total assets	$6,865,125	122,454	(89,418)	6,898,161

	Community	Consumer
June 30, 2006 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$86,789	4,527	—	91,316
Intersegment interest income	2,055	—	(2,055)	—
Interest expense	43,424	2,124	984	46,532
Provision for loan losses	1,500	567	—	2,067
Noninterest income	9,416	673	118	10,207
Noninterest expense	32,837	1,946	114	34,897
Income tax expense (benefit)	5,828	235	(1,063)	5,000
Net income	14,671	328	(1,972)	13,027

Total assets	$6,545,714	126,468	(87,815)	6,584,367

*	Eliminations consist of intercompany loans, interest income and interest expense.

As of or for the six months ended:

	Community	Consumer
June 30, 2007 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$184,852	9,565	2	194,419
Intersegment interest income	4,083	—	(4,083)	—
Interest expense	96,610	4,204	3,501	104,315
Provision for loan losses	3,000	1,072	—	4,072
Noninterest income	20,546	1,202	107	21,855
Noninterest expense	71,137	4,190	326	75,653
Income tax expense (benefit)	9,370	518	(1,251)	8,637
Net income	29,364	783	(6,550)	23,597

Total assets	$6,865,125	122,454	(89,418)	6,898,161

	Community	Consumer
June 30, 2006 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$171,510	9,189	19	180,718
Intersegment interest income	3,939	—	(3,939)	—
Interest expense	83,762	4,075	2,237	90,074
Provision for loan losses	3,000	1,166	—	4,166
Noninterest income	22,695	1,248	229	24,172
Noninterest expense	65,699	4,107	294	70,100
Income tax expense (benefit)	13,435	454	(2,178)	11,711
Net income	32,248	635	(4,044)	28,839

Total assets	$6,545,714	126,468	(87,815)	6,584,367

*	Eliminations consist of intercompany loans, interest income and interest expense.
(3) Goodwill and Other Intangible Assets
     The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30,	December 31,
	2007	2006
Amortizable intangible assets:
Core deposit intangibles – gross	$30,275	24,475
Less: accumulated amortization	(17,092)	(15,352)

Core deposit intangibles – net	13,183	9,123

Customer and Contract intangible assets – gross	2,781	1,881

Less: accumulated amortization	(1,464)	(1,423)

Customer and Contract intangible assets – net	$1,317	458

     The following information shows the actual aggregate amortization expense for the current quarter, the prior year’s quarter, the current six-month period and the prior year six-month period as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended 6/30/07	$878
For the three months ended 6/30/06	998
For the six months ended 6/30/07	1,781
For the six months ended 6/30/06	1,942
For the year ending 12/31/07	4,572
For the year ending 12/31/08	4,457
For the year ending 12/31/09	2,831
For the year ending 12/31/10	1,900
For the year ending 12/31/11	1,382
For the year ending 12/31/12	680
     The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2005	$149,184	1,313	150,497
Goodwill acquired	5,273	—	5,273
Impairment losses	—	—	—

Balance at December 31, 2006	154,457	1,313	155,770
Goodwill acquired	15,283	—	15,283
Impairment losses	—	—	—

Balance at June 30, 2007	$169,740	1,313	171,053

(4) Guarantees
     The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan policies and procedures. Collateral may be obtained based on management’s credit assessment of the customer. At June 30, 2007, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $12.4 million, of which $11.1 million is fully collateralized. At June 30, 2007, the Company had a liability (deferred income) of $170,000 related to the standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

(5) Earnings Per Share
     Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were no anti-dilutive stock options for the three months or six months ended June 30, 2007. Stock options to purchase 219,628 shares of common stock at $25.49 per share were outstanding during the three months ended June 30, 2006 but were not included in the computation of diluted earnings per share for the three months ended June 30, 2006 because the options’ exercise price was greater than the average market price of the common shares. The computation of basic and diluted earnings per share follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Reported net income	$12,300	13,027	23,597	28,839

Weighted average common shares outstanding	49,280	49,874	49,516	49,890
Dilutive potential shares due to effect of stock options	321	247	293	205

Total weighted average common shares and dilutive potential shares	49,601	50,121	49,809	50,095

Basic earnings per share:	$0.25	0.26	0.48	0.58

Diluted earnings per share:	$0.25	0.26	0.47	0.58

(6) Pension and Post-retirement benefits (in thousands):

	Three months ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2007	2006	2007	2006
Service cost	$1,239	1,138	—	—
Interest cost	1,024	873	24	22
Expected return on plan assets	(1,103)	(900)	—	—
Amortization of transition asset	—	(10)	—	—
Amortization of prior service cost	20	20	—	—
Amortization of the net (gain) loss	187	189	11	9

Net periodic benefit cost	$1,367	1,310	35	31

	Six months ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2007	2006	2007	2006
Service cost	$2,479	2,277	—	—
Interest cost	2,047	1,746	47	45
Expected return on plan assets	(2,205)	(1,800)	—	—
Amortization of transition asset	—	(20)	—	—
Amortization of prior service cost	39	39	—	—
Amortization of the net (gain) loss	374	377	21	17

Net periodic benefit cost	$2,734	2,619	68	62

     The Company made no contribution to its pension or other post-retirement benefit plans during the six months ended June 30, 2007. The Company anticipates making a contribution to its defined benefit pension plan of between $4.0 million and $7.0 million during the year ending December 31, 2007. The actual tax-deductible contribution will be determined by actuarial computation so that after the contribution plan assets will exceed the accumulated benefit obligation.

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
     Important factors that might cause such a difference include, but are not limited to:
•	Changes in interest rates which could impact our net interest margin;

•	Adverse changes in our loan portfolio and the resulting credit risk-related losses;

•	The adequacy of the allowance for loan losses;

•	Changes in general economic or business conditions resulting in changes in demand for credit and other services, among other things;

•	Changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	Compliance with laws and regulatory requirements of federal and state agencies;

•	New legislation affecting the financial services industry;

•	Competition from other financial institutions in originating loans and attracting deposits;

•	Our ability to effectively implement technology driven products and services;

•	Sources of liquidity;

•	Changes in costs and expenses; and

•	Our success in managing the risks involved in the foregoing.
Overview of Critical Accounting Policies Involving Estimates
     The Company’s critical accounting policies involve accounting estimates that: a) require assumptions about highly uncertain matters, and b) could vary sufficiently enough to cause a material effect on the Company’s financial condition or results of operations.
     Allowance for Loan Losses. In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using the Company’s historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date. Commercial loans that are criticized and are over a certain dollar amount are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans under Statement of

Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results. Management believes, to the best of their knowledge, that all known losses as of the balance sheet date have been recorded.
     Goodwill. Goodwill is not subject to amortization but must be tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. Reporting units are identified based upon analyzing each of the Company’s individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill is allocated to the carrying value of each reporting unit based on its relative fair value at the time it is acquired. Determining the fair value of a reporting unit requires a high degree of subjective management judgment. A discounted cash flow valuation model is used to determine the fair value of each reporting unit. The discounted cash flow model incorporates such variables as growth of net income, interest rates and terminal values. Based upon an evaluation of key data and market factors, management selects the specific variables to be incorporated into the valuation model. Future changes in the economic environment or the operations of the operating units could cause changes to these variables, which could give rise to declines in the estimated fair value of the reporting unit. Declines in fair value could result in impairment being identified. The Company has established June 30th of each year as the date for conducting its annual goodwill impairment assessment. The variables are selected as of that date and the valuation model is run to determine the fair value of each reporting unit. At June 30, 2007, the Company did not identify any individual reporting unit where the fair value was less than the carrying value.
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
Executive Summary
     The Company’s total assets at June 30, 2007 were $6.898 billion, an increase of $370.3 million, or 5.7%, from $6.528 billion at December 31, 2006. The Company’s acquisition of Penn Laurel Financial Corp and its subsidiary, CSB Bank, closed on June 25, 2007. At the time of acquisition, CSB Bank had assets of $200.0 million, which included loans of approximately $144.4 million, and deposits of approximately $165.8 million. The operating results of the five offices acquired with this acquisition are included in net income beginning June 25, 2007.
     Cash and investments increased by $31.8 million, or 1.9%, to $1.671 billion at June 30, 2007 from $1.639 billion at December 31, 2006 and net loans increased by $305.1 million, or 6.9%, to $4.718 billion at June 30, 2007 from $4.412 billion at December 31, 2006. The increase in net loans is a result of the $144.4 million of loans acquired with the acquisition of CSB Bank, continued strong loan demand in the Company’s existing markets for consumer loans and the continued expansion of the Company’s commercial lending division. During the six months ended June 30, 2007 the Company completed an extensive marketing campaign for home equity loans that resulted in net growth in the portfolio of approximately $50.0 million. Also during the six months ended June 30, 2007, the Company increased its commercial loan portfolio by $120.5 million from internal growth and $102.2 million from the acquisition of CSB Bank.
     Deposits increased by $371.5 million, or 6.9%, to $5.738 billion at June 30, 2007 from $5.367 billion at December 31, 2006. This increase is attributed to both internal growth of $205.7 million and the acquisition of CSB Bank, which provided deposits of $165.8 million.
     Total shareholders’ equity at June 30, 2007 was $593.3 million, a decrease of $11.3 million, or 1.9%, from $604.6 million at December 31, 2006. This decrease was primarily attributable to the repurchase of 908,500 shares of common stock at a total cost of $25.1 million, an increase in the unrealized loss on securities available-for-sale of $3.8 million and the payment of cash dividends of $7.7 million, or $0.40 per share, all of which was partially offset by net income of $23.6 million. During June 2007, the Company completed its second stock repurchase program and the Company’s Board of Directors authorized the repurchase of an additional one million shares of common stock.
     Northwest is subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Northwest must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weighting and other factors.
     Quantitative measures, established by regulation to ensure capital adequacy, require Northwest to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Dollar amounts in the accompanying tables are in thousands.

June 30, 2007

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$566,409	13.79%	328,595	8.00%	410,743	10.00%

Tier I Capital (to risk weighted assets)	523,467	12.74%	164,297	4.00%	246,446	6.00%

Tier I Capital (leverage) (to average assets)	523,467	7.95%	197,494	3.00%*	329,306	5.00%
December 31, 2006

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$579,560	15.29%	303,274	8.00%	379,093	10.00%

Tier I Capital (to risk weighted assets)	539,535	14.23%	151,637	4.00%	227,456	6.00%

Tier I Capital (leverage) (to average assets)	539,535	8.45%	191,562	3.00%*	319,270	5.00%

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of June 30, 2007, the Company had not been advised of any additional requirements in this regard.
     Northwest is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). This ratio at June 30, 2007 was 20.9%. The Company and Northwest adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, loan commitments and the repurchase of treasury shares.
     The Company paid $7.7 million in cash dividends during the six-month period ended June 30, 2007, compared with $6.3 million in the prior year period. Beginning with the dividend payable on May 16, 2005, Northwest Bancorp, MHC, with the non-objection of the OTS, resumed its practice of waiving dividends payable from the Company when such dividends are not needed for regulatory capital, working capital or other purposes. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 80.0% in the current quarter on a dividend of $0.20 per share compared with 61.5% in the same quarter last year on a dividend of $0.16 per share. The Company has declared a dividend of $0.22 per share payable on August 16, 2007 to shareholders of record on August 2, 2007.
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

	June 30, 2007	December 31, 2006
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One-to-four family residential loans	$9,204	10,334
Multifamily and commercial real estate loans	17,017	18,983
Consumer loans	4,575	4,577
Commercial business loans	7,074	6,631
Total	37,870	40,525
Total nonperforming loans as a percentage of loans	0.80%	0.91%
Total real estate acquired through foreclosure and other real estate owned	6,700	6,653
Total nonperforming assets	$44,570	47,178

Total nonperforming assets as a percentage of total assets	0.65%	0.72%

     A loan is considered to be impaired, as defined by SFAS No. 114 when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at June 30, 2007 and December 31, 2006 were $37.9 million and $40.5 million, respectively.
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
     On an ongoing basis, the Credit Review department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. On an on going basis the loan officer along with the Credit Review department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. The Company’s loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as “special mention”, “substandard”, “doubtful” or “loss.” Loans that do not expose the Company to risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as “special mention”. A “substandard” loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make a collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss reserve in not warranted.
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

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006
     Net income for the three months ended June 30, 2007 was $12.3 million, or $0.25 per diluted share, a decrease of $727,000, or 5.6%, from $13.0 million, or $0.26 per diluted share, for the same quarter last year. The decrease in net income resulted primarily from an increase in noninterest expense of $2.9 million, partially offset by increases in net interest income and noninterest income of $585,000 and $1.2 million, respectively. Income tax expense decreased by $408,000, primarily as a result of a decrease in income before income taxes.
     Annualized, net income for the three months ended June 30, 2007 represents an 8.21% and 0.73% return on average equity and return on average assets, respectively, compared to 8.83% and 0.80% for the same quarter last year.
Interest Income
     Total interest income increased by $7.3 million, or 7.8%, on a taxable equivalent basis, to $100.8 million due to increases in both average interest earnings assets and the average yield earned on interest earning assets. Average interest earning assets increased by $176.5 million, or 2.9%, to $6.275 billion for the three months ended June 30, 2007 from $6.098 billion for the three months ended June 30, 2006. The average yield on interest earning assets increased to 6.43% from 6.20%.
     Interest income on loans increased by $7.5 million, or 10.8%, on a taxable equivalent basis, to $77.1 million due to increases in both the balance of average loans and the average yield earned on loans. Average loans increased by $285.1 million, or 6.7%, to $4.556 billion for the three months ended June 30, 2007 from $4.271 billion for the three months ended June 30, 2006. This increase is due to continued strength in loan demand throughout the Company’s market area for home equity and commercial loans. The average yield earned on loans increased to 6.78% from 6.61%. This increase is due primarily to the aforementioned growth in home equity and commercial loans, which provide higher yields than fixed-rate mortgage loans.
     Interest income on mortgage-backed securities decreased by $1.1 million, or 13.2%, to $7.3 million, primarily because of a decrease in the average balance of $117.2 million, or 16.5%, to $591.1 million, which was partially offset by an increase in the average rate to 4.97% from 4.78%. The average balance decreased primarily because the payments received were used to fund loan growth. The increase in the average rate resulted primarily from the increase in short-term interest rates, which improved the yield on adjustable rate securities.
     Interest income on investment securities decreased by $461,000, or 3.6%, to $12.2 million, on a taxable-equivalent basis, because of a decrease in the average balance that was partially offset by an increase in the average yield. The average balance decreased $64.9 million, or 7.3%, to $819.9 million for the three-month period ended June 30, 2007 from $884.8 million for the three-month period ended June 30, 2006. The average balance decreased primarily as a result of securities being called or maturing. The average yield increased to 5.95%, from 5.73%, on a taxable equivalent basis, as a result of the increase in short-term interest rates.
     Interest income on interest-earning deposits increased by $1.3 million, or 58.0%, because of increases in both the average balance and the average yield. The average balance increased $75.4 million, or 37.9%, to $274.3 million for the three-month period ended June 30, 2007 from $198.9 for the three-month period ended June 30, 2006. The average balance increased due to cash flow from loans and securities being held in liquid assets pending deployment into loans and investment securities. The average yield increased to 5.26% from 4.59% as a result of increases in the over night federal funds rate.
Interest Expense
     Total interest expense increased by $6.9 million, or 14.9%, to $53.5 million due to an increase in the average cost of interest-bearing liabilities to 3.74% from 3.34%, and an increase in the average balance of interest-bearing liabilities of $137.2 million, or 2.5%, to $5.733 billion. The increase in the cost of funds resulted primarily from an increase in the cost of deposits from 3.05% to 3.62%, driven primarily by an increase in the level of short-term interest rates as well as competitive pressure. Also contributing to the increase was the continued shift in deposits from savings and money market accounts into certificates of deposit. Partially offsetting the increase in the cost of deposits was a $2.1 million decrease in interest expense on trust preferred debentures as the Company redeemed approximately $99.0 in December 2006.
Net Interest Income
     Net interest income increased by $363,000, or less than 1.0%, on a taxable equivalent basis, to $47.4 million from $47.0 million during the prior year period. This increase in net interest income was attributable to the factors discussed above. This increase was attributable to the growth of the Company’s balance sheet as the Company’s rate spread decreased to 2.69%, from 2.86% and its margin decreased to 3.02% from 3.08%.
Provision for Loan Losses
     The provision for loan losses remained unchanged at approximately $2.1 million for both the three months ended June 30, 2007 and 2006. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
     Noninterest income increased by $1.2 million, or 11.3%, to $11.4 million for the three-month period ended June 30, 2007 from $10.2 million for the three-month period ended June 30, 2006. This increase was primarily due to increases in service charges and fees, trust and other financial services income, insurance commission income and mortgage banking income. Service charges and fees increased $495,000, or 8.2% as a result of the Company’s continued focus on fee-producing products and services. Trust and other financial services income increased $211,000, or 15.6%, and insurance commission income increased by $68,000, or 9.9%. The increases in both trust and other financial services income and insurance commissions are primarily due to increased volume and growth of the Company.
Noninterest Expense
     Noninterest expense increased by $2.9 million, or 8.3%, to $37.8 million from $34.9 million for the same quarter in the prior year. All major expense categories, except amortization of intangible assets, increased as a result of the growth of the Company’s retail office network, the expansion of business banking and investment management and trust services and the addition of new products and services. The largest increase was in compensation and employee benefits expense. Compensation and employee benefits increased as a result of the continued increase in health care costs, normal annual merit increases in salaries and the continued growth of the Company’s employee base. The Company continues to hire commercial lending, business services and investment management personnel in an effort to improve its net interest margin and noninterest income.
Income Taxes
     The provision for income taxes for the three months ended June 30, 2007 decreased by $408,000, or 8.2%, compared to the same period last year. This decrease in income tax expense is primarily due to a decrease in income before income taxes of $1.1 million, or 6.3%, to $16.9 million from $18.0 million.
Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006
     Net income for the six months ended June 30, 2007 was $23.6 million, or $0.47 per diluted share, a decrease of $5.2 million, or 18.2%, from $28.8 million, or $0.58 per diluted share, for the same period in the prior fiscal year. The decrease in net income resulted from a decrease in noninterest income of $2.3 million, or 9.6%, and an increase in noninterest expense of $5.6 million, or 7.9%, which were partially offset by a decrease in income tax expense of $3.1 million, or 26.2%. The decrease in earnings per share is a result of the decrease in net income partially offset by a decrease in the number of shares outstanding as a result of the Company’s share repurchase program. The Company has repurchased 1,000,000 shares since June 30, 2006.
     Annualized, net income for the six months ended June 30, 2007 represents a 7.82% and 0.71% return on average equity and return on average assets, respectively, compared to 9.78% and 0.88% for the same period in the prior fiscal year.
Interest Income
     Total interest income increased by $13.6 million, or 7.4%, on a taxable equivalent basis, to $198.6 million due to increases in both average interest earning assets and the average yield earned on interest earning assets. Average interest earning assets increased by $135.8 million, or 2.2%, to $6.222 billion for the six months ended June 30, 2007 from $6.087 billion for the six months ended June 30, 2006. The average yield on interest earnings assets increased to 6.40% from 6.15%, on a taxable equivalent basis.
     Interest income on loans increased by $10.7 million, or 7.5%, on a taxable equivalent basis, to $151.9 million. This additional interest income was due to an increase in the average balance of $119.9 million, or 2.7%, to $4.511 billion for the six months ended June 30, 2007 from $4.392 billion for the six months ended June 30, 2006 and an increase in the taxable equivalent yield to 6.76% from 6.54%. Average loans outstanding increased as a result of strong growth in home equity and commercial loans. The increase in average yield resulted primarily from interest rate increases in the Company’s adjustable rate consumer and commercial loan portfolios.
     Interest income on mortgage-backed securities decreased by $25,000, or less than 1.0%, to $15.0 million, primarily because of a decrease in the average balance of $39.7 million, or 6.1%, to $606.4 million partially offset by an increase in the average yield to 4.96% from 4.66%. The average yield on mortgage-backed securities, many of which have adjustable rates of interest, increased in response to increases in short-term interest rates. The average balance decreased when funds received from principal and interest payments were used to fund loan growth.
     Interest income on investment securities increased by $1.1 million, or 4.5%, to $24.8 million, on a taxable-equivalent basis, because of an increase in the average balance of $19.6 million, or 2.4%, to $850.0 million for the six months ended June 30, 2007 from $830.4 million for the six months ended June 30, 2006 and an increase in the average yield to 5.82% from 5.71%, on a taxable equivalent basis. The increase in the average yield is primarily due to the Company purchasing investments during a period of generally higher interest rates. The increase in the average balance is a result of the Company investing excess cash in short-term investments that provide a higher yield than interest-earning deposits.
     Interest income on interest-earning deposits increased by $1.7 million, or 41.0%, primarily because of an increase in the average yield to 5.29% from 4.50%. The effect of the increase in the average yield was enhanced by an increase in the average balance of $36.4 million, or 19.8%, to $220.4 million for the six-month period ended June 30, 2007 from $184.0 million for the six-month period ended June 30, 2006. The increase in average yield was primarily due to the continued increases in short-term interest rates. As discussed previously, the increase in average balance resulted from deposit growth and loan and security prepayments being held in liquid assets, pending the deployment of such funds into higher yielding loans and other higher yielding investment securities.
Interest Expense
     Total interest expense increased by $14.2 million, or 15.8%, to $104.3 million due to an increase in the average cost of interest-bearing liabilities to 3.71% from 3.26% and an increase in the average balance of interest-bearing liabilities of $87.3 million, or 1.6%, to $5.668 billion. The increase in the cost of funds resulted primarily from an increase in the average cost of deposits. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase in deposits, which was partially offset by the December 2006 redemption of $99.0million of trust preferred debentures. The increase in the cost of deposits resulted primarily from the continued shift of deposits from savings and money market accounts to certificates of deposit.
Net Interest Income
     Net interest income decreased $623,000, or less than 1.0%, on a taxable equivalent basis, to $94.3 million from $94.9 million during the prior year period. This decrease in net interest income was attributable to the factors discussed above which resulted in the Company’s net interest rate spread decreasing to 2.69%, from 2.89% and the net interest margin declining to 3.03% from 3.12%.
Provision for Loan Losses
     The provision for loan losses decreased by $94,000, or 2.3%, to $4.1 million for the six months ended June 30, 2007 from the previous year. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
     Noninterest income decreased by $2.3 million, or 9.6%, to $21.9 million for the current six-month period from $24.2 million for the same period in the prior fiscal year. This decrease was primarily due to a decrease in the gain on sale of loans of $3.9 million as the Company recorded a $4.2 million gain on the sale of its education loan portfolio in March 2006. Excluding this prior year gain, noninterest income increased approximately $1.7 million, or 8.3%, over the same six-month period last year. Service charges and fees increased $796,000, or 6.8%, to $12.5 million for the six-month period ended June 30, 2007 from $11.7 million for the six-month period ended June 30, 2006, while trust and other financial services income increased $378,000, or 14.3%, to $3.0 million for the six-month period ended June 30, 2007 from $2.6 million for the period ended June 30, 2006 and mortgage banking income increased $512,000, or 247.3%, to $719,000 for the six-month period ended June 30, 2007 from $207,000 for the six-month period ended June 30, 2006. These increases are primarily attributable to the overall growth in the Company’s operations, retail office network and wealth management services.
Noninterest Expense
     Noninterest expense increased by $5.6 million, or 7.9%, to $75.7 million from $70.1 million for the same period in the prior year. As previously discussed, all major expense categories increased as a result of the growth of the Company and the expansion of the Company’s products, services and delivery channels. The largest increase was in compensation and employee benefits expense. Compensation and employee benefits increased as a result of increases in health care costs, normal annual merit increases in salaries and the addition of employees used in the delivery of products and services. Management believes that despite these increases in costs due to expansion, progress has been made in controlling future operating expenses.
Income Taxes
     The provision for income taxes for the six months ended June 30, 2007 decreased by $3.1 million, or 26.2%, compared to the same period last year. This decrease in income tax expense is primarily due to a decrease in income before income taxes of $8.4 million, or 20.5%, to $32.2 million from $40.6 million. In addition, the Company’s effective tax rate decreased to 26.8% from 28.9% as a larger percentage of income was generated from tax-free assets.

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

	Three months ended June 30,
	2007			2006
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest earning assets:
Loans (a) (b) (d)	$4,555,680	77,106	6.78%	4,270,626	69,620	6.61%
Mortgage-backed securities (c)	591,116	7,343	4.97%	708,299	8,456	4.78%
Investment securities (c) (d) (e)	819,891	12,203	5.95%	884,751	12,664	5.73%
FHLB stock	33,841	506	5.98%	35,823	470	5.25%
Other interest earning deposits	274,275	3,649	5.26%	198,852	2,309	4.59%

Total interest earning assets	6,274,803	100,807	6.43%	6,098,351	93,519	6.20%

Noninterest earning assets (f)	462,310			453,663

TOTAL ASSETS	6,737,113			6,552,014

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	810,792	2,918	1.44%	912,008	3,239	1.42%
Now accounts	700,052	2,934	1.68%	670,012	2,318	1.39%
Money market demand accounts	628,712	5,832	3.72%	565,399	4,673	3.32%
Certificate accounts	3,085,152	35,435	4.61%	2,827,429	27,649	3.92%
Borrowed funds (g)	404,414	4,574	4.54%	415,470	4,769	4.60%
Debentures	103,556	1,764	6.74%	205,156	3,884	7.49%

Total interest bearing liabilities	5,732,678	53,457	3.74%	5,595,474	46,532	3.34%

Noninterest bearing liabilities	405,027			366,083

Total liabilities	6,137,705			5,961,557

Shareholders’ equity	599,408			590,457

TOTAL LIABILITIES AND EQUITY	6,737,113			6,552,014

Net interest income/ Interest rate spread		47,350	2.69%		46,987	2.86%

Net interest earning assets/ Net interest margin	$542,125		3.02%	502,877		3.08%

Ratio of interest earning assets to interest bearing liabilities	1.09X			1.09X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a fully taxable equivalent basis.

(e)	Average balances include Fannie Mae and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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
Three months ended June 30, 2007 and 2006

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$2,750	4,736	7,486
Mortgage-backed securities	343	(1,456)	(1,113)
Investment securities	504	(965)	(461)
FHLB stock	66	(30)	36
Other interest-earning deposits	401	939	1,340

Total interest-earning assets	4,064	3,224	7,288

Interest-bearing liabilities:
Savings accounts	43	(364)	(321)
Now accounts	501	115	616
Money market demand accounts	604	555	1,159
Certificate accounts	5,046	2,740	7,786
Borrowed funds	(69)	(126)	(195)
Debentures	(294)	(1,826)	(2,120)

Total interest-bearing liabilities	5,831	1,094	6,925

Net change in net interest income	$(1,767)	2,130	363

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

	Six months ended June 30,
	2007			2006
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest earning assets:
Loans (a) (b) (d)	$4,511,499	151,908	6.76%	4,391,607	141,257	6.54%
Mortgage-backed securities (c)	606,439	15,036	4.96%	646,131	15,061	4.66%
Investment securities (c) (d) (e)	849,965	24,755	5.82%	830,442	23,700	5.71%
FHLB stock	34,004	1,009	5.93%	34,388	779	4.53%
Other interest earning deposits	220,441	5,868	5.29%	184,001	4,162	4.50%

Total interest earning assets	6,222,348	198,576	6.40%	6,086,569	184,959	6.15%

Noninterest earning assets (f)	433,583			429,265

TOTAL ASSETS	6,655,931			6,515,834

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	808,464	5,790	1.44%	919,916	6,494	1.42%
Now accounts	682,230	5,562	1.64%	661,945	4,313	1.31%
Money market demand accounts	617,780	11,369	3.71%	572,608	8,708	3.07%
Certificate accounts	3,054,985	69,023	4.56%	2,803,466	53,452	3.84%
Borrowed funds (g)	400,752	9,069	4.56%	417,136	9,488	4.59%
Debentures	103,326	3,501	6.74%	205,156	7,619	7.39%

Total interest bearing liabilities	5,667,537	104,314	3.71%	5,580,227	90,074	3.26%

Noninterest bearing liabilities	385,006			346,021

Total liabilities	6,052,543			5,926,248

Shareholders’ equity	603,388			589,586

TOTAL LIABILITIES AND EQUITY	6,655,931			6,515,834

Net interest income/ Interest rate spread		94,262	2.69%		94,885	2.89%

Net interest earning assets/ Net interest margin	$554,811		3.03%	506,342		3.12%

Ratio of interest earning assets to interest bearing liabilities	1.10X			1.09X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a fully taxable equivalent basis.

(e)	Average balances include Fannie Mae and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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
Six months ended June 30, 2007 and 2006

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$5,781	4,870	10,651
Mortgage-backed securities	959	(984)	(25)
Investment securities	492	563	1,055
FHLB stock	242	(12)	230
Other interest-earning deposits	809	897	1,706

Total interest-earning assets	8,283	5,334	13,617

Interest-bearing liabilities:
Savings accounts	94	(798)	(704)
Now accounts	1,101	148	1,249
Money market demand accounts	1,902	759	2,661
Certificate accounts	10,332	5,239	15,571
Borrowed funds	(47)	(372)	(419)
Debentures	(502)	(3,616)	(4,118)

Total interest-bearing liabilities	12,880	1,360	14,240

Net change in net interest income	$(4,597)	3,974	(623)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As the holding company for a savings bank, the Company’s primary market risk is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company’s interest sensitive liabilities typically have repricing periods or maturities of short duration, the Company has attempted to shorten the maturities of its assets by emphasizing the origination of short-term fixed rate consumer loans, and adjustable rate mortgage loans and commercial loans. The Company also continues to originate and sell a portion of one- to four- family mortgage loans. In addition, the Company has purchased shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.
     The Company has an Asset/ Liability Committee consisting of several members of management which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and the Company’s balance sheet structure. On a quarterly basis, this Committee also reviews the Company’s interest rate risk position and the Bank’s cash flow projections.
     The Company’s Board of Directors has a Risk Management Committee which meets quarterly and reviews interest rate risks and trends, the Company’s interest sensitivity position, the Company’s liquidity position and the market risk inherent in the Company’s investment portfolio.
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
     The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at June 30, 2007 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2007 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%
Projected percentage increase/ (decrease) in net income	0.6%	(5.1)%	2.7%	6.0%
Projected increase/ (decrease) in return on average equity	1.9%	1.4%	2.1%	2.4%
Projected increase/ (decrease) in earnings per share	$0.16	$0.10	$0.19	$0.22
Projected percentage increase/ (decrease) in market value of equity	(9.6)%	(22.1)%	10.7%	18.1%

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     a.) Not applicable.
     b.) Not applicable.
     c.) The following table discloses information regarding the Company’s repurchases of shares of common stock during the quarter ending June 30, 2007:

			Total number of	Maximum number
			shares purchased as	of shares yet
			part of a publicly	to be purchased
	Number of shares	Average price	announced repurchase	under the plan
Month	purchased	paid per share	plan (1)	(1)

April	396,000	$28.00	396,000	281,700

May	67,500	27.70	67,500	214,200

June	214,200	28.18	214,200	—

	677,700	$28.02

(1)	In June 2007, the Company completed its existing repurchase program and announced another program to repurchase up to 1,000,000 of its outstanding shares. The Company repurchased 282,000 shares during July 2007. This program does not have an expiration date.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its Annual Meeting of Shareholders on May 16, 2007

(b)	The name of each director elected at the Annual Meeting is as follows:
Robert G. Ferrier
Joseph F. Long
Richard E. McDowell
Philip M. Tredway
The name of each director whose term of office continued after the Annual Meeting is as follows:
William J. Wagner
Thomas K. Creal, III.
A. Paul King
Richard L. Carr
John M. Bauer
(c)	The following matters were voted upon at the Annual Meeting:
(i)	Election of four directors of the Company:

	For	Withheld
Robert G. Ferrier	45,420,267	171,965
Joseph F. Long	45,438,090	154,142
Richard E. McDowell	45,438,286	153,946
Philip M. Tredway	45,440,065	152,167

(ii)	Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.

For	Against	Withheld	Broker non-votes
45,429,038	80,920	82,274	-0-
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.
NORTHWEST BANCORP, INC.

Date: August 9, 2007	By:	/s/ William J. Wagner
William J. Wagner
Chief Executive Officer

Date: August 9, 2007	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr.
Chief Financial Officer