Form 10-Q
period 2007-09-30
NORTHWEST BANCORP INC
filed 2007-11-09
CIK 1042064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-23817
Northwest Bancorp, Inc.
(Exact name of registrant as specified in its charter)

United States of America (State or other jurisdiction of incorporation or organization)	23-2900888 (I.R.S. Employer Identification No.)

100 Liberty Street, Warren, Pennsylvania (Address of principal executive offices)	16365 (Zip Code)
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
Common Stock ($0.10 par value) 48,692,326 shares outstanding as of October 31, 2007

NORTHWEST BANCORP, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$96,995	99,013
Interest-earning deposits in other financial institutions	14,139	41,387
Federal funds sold and other short-term investments	1,824	13,933
Marketable securities available-for-sale (amortized cost of $724,450 and $770,967)	725,243	767,514
Marketable securities held-to-maturity (market value of $670,000 and $720,515)	664,935	716,967

Total cash and investments	1,503,136	1,638,814

Loans held for sale	35,047	23,390

Mortgage loans — one- to four- family	2,407,825	2,371,010
Commercial real estate loans	822,064	693,982
Consumer loans	1,243,694	1,145,369
Commercial business loans	321,754	216,345

Total loans	4,830,384	4,450,096
Allowance for loan losses	(41,669)	(37,655)

Total loans, net	4,788,715	4,412,441

Federal Home Loan Bank stock, at cost	32,461	34,289
Accrued interest receivable	30,521	28,033
Real estate owned, net	7,321	6,653
Premises and equipment, net	107,492	104,866
Bank owned life insurance	117,522	110,864
Goodwill	172,255	155,770
Mortgage servicing rights	8,364	7,688
Other intangible assets	13,088	9,581
Other assets	21,618	18,816

Total assets	$6,802,493	6,527,815

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$370,548	317,389
Interest-bearing demand deposits	731,112	677,394
Savings deposits	1,428,997	1,402,345
Time deposits	3,134,567	2,969,622

Total deposits	5,665,224	5,366,750

Borrowed funds	371,358	392,814
Advances by borrowers for taxes and insurance	14,613	22,600
Accrued interest payable	5,320	4,038
Other liabilities	44,673	33,958
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	108,336	103,094

Total liabilities	6,209,524	5,923,254

Shareholders’ equity:
Preferred stock, $0.10 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.10 par value: 500,000,000 shares authorized, 51,185,730 and 51,137,227 issued, respectively	5,119	5,114
Paid-in capital	213,738	211,295
Retained earnings	446,504	425,024
Accumulated other comprehensive loss	(9,396)	(11,609)
Treasury stock, at cost, 2,496,200 and 1,107,900 shares, respectively	(62,996)	(25,263)

	592,969	604,561

Total liabilities and shareholders’ equity	$6,802,493	6,527,815

See accompanying notes to consolidated financial statements — unaudited

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans	$81,658	72,286	232,839	212,699
Mortgage-backed securities	7,356	8,442	22,392	23,503
Taxable investment securities	8,091	8,295	24,060	23,069
Tax-free investment securities	3,181	3,346	9,548	9,654
Interest-earning deposits	1,270	996	7,138	5,158

Total interest income	101,556	93,365	295,977	274,083

Interest expense:
Deposits	48,426	40,854	140,170	113,821
Borrowed funds	6,042	8,550	18,613	25,657

Total interest expense	54,468	49,404	158,783	139,478

Net interest income	47,088	43,961	137,194	134,605
Provision for loan losses	2,149	2,237	6,221	6,403

Net interest income after provision for loan losses	44,939	41,724	130,973	128,202

Noninterest income:
Service charges and fees	7,259	6,358	19,776	18,079
Trust and other financial services income	1,500	1,296	4,518	3,936
Insurance commission income	749	616	1,993	1,878
Gain on sale of education loans, net	—	184	634	4,721
Gain (loss) on sale of real estate owned, net	(48)	508	8	632
Gain on sale of investments	—	338	—	338
Write-down of investment securities	(6,512)	—	(6,512)	—
Income from bank owned life insurance	1,133	1,088	3,300	3,239
Mortgage banking income	370	275	1,089	482
Other operating income	797	709	2,296	2,239

Total noninterest income	5,248	11,372	27,102	35,544

Noninterest expense:
Compensation and employee benefits	20,767	19,993	62,796	59,222
Premises and occupancy costs	5,312	5,153	16,099	15,267
Office operations	3,484	2,931	9,621	9,417
Processing expenses	3,822	2,910	11,102	8,822
Advertising	706	737	3,205	2,024
Amortization of other intangible assets	1,412	1,013	3,193	2,955
Other expenses	2,977	2,541	8,118	7,671

Total noninterest expense	38,480	35,278	114,134	105,378

Income before income taxes	11,707	17,818	43,941	58,368

Federal and state income taxes	2,121	4,961	10,758	16,672

Net income	$9,586	12,857	33,183	41,696

Basic earnings per share	$0.20	0.26	0.67	0.84

Diluted earnings per share	$0.20	0.26	0.67	0.83

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Three months ended September 30, 2006	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Beginning balance at June 30, 2006	50,097,207	$5,111	209,696	412,534	(9,800)	(22,811)	594,730

Comprehensive income:
Net income		—	—	12,857	—	—	12,857
Change in unrealized loss on securities, net of tax and reclassification adjustment		—	—	—	7,583	—	7,583

Total comprehensive income		—	—	12,857	7,583	—	20,440

Exercise of stock options	14,592	2	171	—	—	—	173

Stock-based compensation expense		—	537	—	—	—	537

Dividends paid ($0.18 per share)	—	—	—	(3,521)	—	—	(3,521)

Ending balance at September 30, 2006	50,111,799	$5,113	210,404	421,870	(2,217)	(22,811)	612,359

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Three months ended September 30, 2007	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Beginning balance at June 30, 2007	49,148,706	$5,116	213,025	440,952	(15,405)	(50,356)	593,332

Comprehensive income:
Net income		—	—	9,586	—	—	9,586
Change in unrealized loss on securities, net of tax and reclassification adjustment		—	—	—	6,009	—	6,009

Total comprehensive income		—	—	9,586	6,009	—	15,595

Exercise of stock options	20,624	3	197	—	—	—	200

Stock-based compensation expense		—	516	—	—	—	516

Issuance of RRP shares	—	—	—	—	—	—	—

Purchase of treasury stock	(479,800)	—	—	—	—	(12,640)	(12,640)

Dividends paid ($0.22 per share)	—	—	—	(4,034)	—	—	(4,034)

Ending balance at September 30, 2007	48,689,530	$5,119	213,738	446,504	(9,396)	(62,996)	592,969

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Nine months ended September 30, 2006	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Beginning balance at December 31, 2005	50,310,436	$5,108	208,132	389,985	(384)	(17,183)	585,658

Comprehensive income:
Net income		—	—	41,696	—	—	41,696
Change in unrealized loss on securities, net of tax and reclassification adjustment		—	—	—	(1,833)	—	(1,833)

Total comprehensive income		—	—	41,696	(1,833)	—	39,863

Exercise of stock options	51,363	5	471	—	—	—	476

Stock-based compensation expense		—	1,801	—	—	—	1,801

Purchase of treasury stock	(250,000)	—	—	—	—	(5,628)	(5,628)

Dividends paid ($0.50 per share)	—	—	—	(9,811)	—	—	(9,811)

Ending balance at September 30, 2006	50,111,799	$5,113	210,404	421,870	(2,217)	(22,811)	612,359

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Nine months ended September 30, 2007	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at December 31, 2006	50,029,327	$5,114	211,295	425,024	(11,609)	(25,263)	604,561

Comprehensive income:
Net income		—	—	33,183	—	—	33,183
Change in unrealized loss on securities, net of tax and reclassification adjustment		—	—	—	2,213	—	2,213

Total comprehensive income		—	—	33,183	2,213	—	35,396

Exercise of stock options	44,203	5	480	—	—	—	485

Stock-based compensation expense		—	1,963	—	—	—	1,963

Issuance of RRP shares	4,300	—	—	—	—	—	—

Purchase of treasury stock	(1,388,300)	—	—	—	—	(37,733)	(37,733)

Dividends paid ($0.62 per share)	—	—	—	(11,703)	—	—	(11,703)

Ending balance at September 30, 2007	48,689,530	$5,119	213,738	446,504	(9,396)	(62,996)	592,969

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
OPERATING ACTIVITIES:
Net Income	$9,586	12,857	33,183	41,696
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,149	2,237	6,221	6,403
Net (gain) loss on sale of assets	308	(834)	(220)	(4,838)
Write-down of investment securities	6,512	—	6,512	—
Net depreciation, amortization and accretion	3,699	2,716	10,698	7,223
Decrease (increase) in other assets	(7,332)	1,063	(15,357)	(514)
Increase in other liabilities	4,294	2,822	9,278	8,461
Net amortization of premium/ discount on marketable securities	(1,443)	(451)	(3,500)	(791)
Deferred income tax expense (benefit)	(713)	(292)	496	(365)
Origination of loans held for sale	(70,290)	(46,927)	(169,572)	(107,169)
Proceeds from sale of loans held for sale	57,197	46,353	161,810	97,423
Noncash compensation expense related to stock benefit plans	516	537	1,963	1,801

Net cash provided by operating activities	4,483	20,081	41,512	49,330

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	—	—	—	(201,912)
Purchase of marketable securities available-for-sale	(16,267)	(2,695)	(48,929)	(257,916)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	39,347	18,327	91,747	70,635
Proceeds from maturities and principal reductions of marketable securities available-for-sale	21,455	28,227	93,107	75,377
Proceeds from sale of marketable securities, available-for-sale	—	5,288	—	5,288
Loan originations	(398,139)	(331,988)	(1,137,422)	(998,425)
Proceeds from loan maturities and principal reductions	334,856	270,075	900,921	820,765
Proceeds from sale of portfolio loans	—	—	—	481,301
Net (purchase) sale of FHLB stock	2,057	1,770	2,558	(666)
Proceeds from sale of real estate owned	1,506	2,405	4,081	5,314
Net (purchase) sale of real estate owned for investment	38	79	(140)	(13)
Purchase of premises and equipment	(1,523)	(2,412)	(5,602)	(9,585)
Acquisitions, net of cash received	—	—	(25,150)	(2,605)

Net cash used by investing activities	(16,670)	(10,924)	(124,829)	(12,442)

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	(73,032)	(15,291)	132,627	(12,168)
Repayments of long-term borrowings	(50,066)	(35,015)	(86,113)	(45,044)
Net increase in short-term borrowings	41,188	7,027	52,449	15,414
Decrease in advances by borrowers for taxes and insurance	(17,338)	(17,766)	(8,070)	(10,588)
Cash dividends paid	(4,034)	(3,521)	(11,703)	(9,811)
Purchase of treasury stock	(12,640)	—	(37,733)	(5,628)
Proceeds from stock options exercised	200	173	485	476

Net cash provided/ (used) by financing activities	(115,722)	(64,393)	41,942	(67,349)

Net decrease in cash and cash equivalents	(127,909)	(55,236)	(41,375)	(30,461)

Cash and cash equivalents at beginning of period	240,867	176,867	154,333	152,092
Net decrease in cash and cash equivalents	(127,909)	(55,236)	(41,375)	(30,461)

Cash and cash equivalents at end of period	$112,958	121,631	112,958	121,631

Cash and cash equivalents:
Cash and due from banks	$96,995	93,681	96,995	93,681
Interest-earning deposits in other financial institutions	14,139	22,866	14,139	22,866
Federal funds sold and other short-term investments	1,824	5,084	1,824	5,084

Total cash and cash equivalents	$112,958	121,631	112,958	121,631

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $41,416, $36,013 $120,389 and $98,669, respectively)	$54,781	47,280	157,501	137,011

Income taxes	$5,700	387	10,154	6,294

Business acquisitions:
Fair value of assets acquired	$—	—	211,846	86,673
Cash paid	—	—	(25,150)	(2,605)

Liabilities assumed	$—	—	186,696	84,068

Non-cash activities:
Loans transferred to real estate owned	$2,175	2,506	4,303	5,242

Sale of real estate owned financed by the Company	$319	506	915	693

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(1) Basis of Presentation and Informational Disclosures
     The Northwest group of companies, headquartered in Warren, Pennsylvania, is organized in a two-tier holding company structure. Northwest Bancorp, MHC, a federal mutual holding company, owns approximately 63% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the “Company”). The Company, a federally-chartered savings and loan holding company, is regulated by the Office of Thrift Supervision (“OTS”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”). Northwest is regulated by the FDIC and the Pennsylvania Department of Banking. At September 30, 2007, Northwest operated 166 community-banking offices throughout Pennsylvania, western New York, eastern Ohio, Maryland and southern Florida.
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
     Certain items previously reported have been reclassified to conform to the current period’s reporting format. The reclassifications had no effect on the Company’s financial condition or results of operations. The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
Stock-Based Compensation
     On March 16, 2007 the Company awarded 3,500 common shares to a participant under the Northwest Bancorp, Inc. 2004 Recognition and Retention Plan (“RRP plan”). On June 20, 2007 the Company awarded 800 common shares to a participant under the RRP plan. Awarded RRP plan shares vest over a five-year period beginning on the date of issuance. On January 17, 2007 the Company awarded employees 179,806 stock options with an exercise price of $22.18 and a grant date fair value of $5.11 per stock option. On June 20, 2007 the Company awarded a director 2,000 stock options with an exercise price of $28.09 and a grant date fair value of $5.80 per stock option. Awarded stock options vest over a five-year period beginning on the date of issuance. At September 30, 2007 there was compensation expense of $2.7 million and $2.1 million, for the RRP and stock option plans, respectively, remaining to be recognized. Stock-based compensation expense of $516,000 and $537,000 for the three months ended September 30, 2007 and 2006, respectively, and $1.9 million and $1.8 million for the nine months ended September 30, 2007 and 2006, respectively, is recognized in compensation expense relating to the Company’s RRP and stock option plans.
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
     The Company adopted the provisions of FIN 48 on January 1, 2007. No adjustments were recorded as a result of the implementation of FIN 48. As of January 1, 2007, the Company had a liability for unrecognized tax benefits of $1.1 million, of which $930,000, if recognized, would impact the effective tax rate.
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
     Fair Value Option: In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption.

The Company will apply SFAS 159 beginning January 1, 2008 and does not anticipate that it will have a material effect on the Company’s financial condition or operations.
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
As of or for the three months ended:

	Community	Consumer
September 30, 2007 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$96,321	5,233	2	101,556
Intersegment interest income	2,053	—	(2,053)	—
Interest expense	50,481	2,112	1,875	54,468
Provision for loan losses	1,500	649	—	2,149
Noninterest income	4,477	713	58	5,248
Noninterest expense	36,333	2,049	98	38,480
Income tax expense (benefit)	2,328	454	(661)	2,121
Net income	12,209	682	(3,305)	9,586
Total assets	$6,769,638	121,934	(89,079)	6,802,493

	Community	Consumer
September 30, 2006 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$88,632	4,731	2	93,365
Intersegment interest income	2,170	—	(2,170)	—
Interest expense	46,245	2,235	924	49,404
Provision for loan losses	1,500	737	—	2,237
Noninterest income	10,629	622	121	11,372
Noninterest expense	33,136	2,006	136	35,278
Income tax expense (benefit)	5,889	160	(1,088)	4,961
Net income	14,661	215	(2,019)	12,857
Total assets	$6,505,033	125,628	(87,413)	6,543,248

*	Eliminations consist of intercompany loans, interest income and interest expense.

As of or for the nine months ended:

	Community	Consumer
September 30, 2007 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$281,175	14,798	4	295,977
Intersegment interest income	6,136	—	(6,136)	—
Interest expense	147,091	6,316	5,376	158,783
Provision for loan losses	4,500	1,721	—	6,221
Noninterest income	25,023	1,915	164	27,102
Noninterest expense	107,470	6,239	425	114,134
Income tax expense (benefit)	11,698	972	(1,912)	10,758
Net income	41,575	1,465	(9,857)	33,183
Total assets	$6,769,638	121,934	(89,079)	6,802,493

	Community	Consumer
September 30, 2006 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$260,142	13,920	21	274,083
Intersegment interest income	6,109	—	(6,109)	—
Interest expense	130,007	6,310	3,161	139,478
Provision for loan losses	4,500	1,903	—	6,403
Noninterest income	33,324	1,870	350	35,544
Noninterest expense	98,835	6,113	430	105,378
Income tax expense (benefit)	19,324	614	(3,266)	16,672
Net income	46,909	850	(6,063)	41,696
Total assets	$6,505,033	125,628	(87,413)	6,543,248

*	Eliminations consist of intercompany loans, interest income and interest expense.
(3) Goodwill and Other Intangible Assets
     The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30,	December 31,
	2007	2006
Amortizable intangible assets:
Core deposit intangibles — gross	$30,275	24,475
Less: accumulated amortization	(18,258)	(15,352)

Core deposit intangibles — net	12,017	9,123

Customer and contract intangible assets — gross	2,781	1,881
Less: accumulated amortization	(1,710)	(1,423)

Customer and contract intangible assets — net	$1,071	458

     The following information shows the actual aggregate amortization expense for the current quarter, the prior year’s quarter, the current nine-month period and the prior year nine-month period as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended 9/30/07	$1,412
For the three months ended 9/30/06	1,013
For the nine months ended 9/30/07	3,193
For the nine months ended 9/30/06	2,955
For the year ending 12/31/07	4,572
For the year ending 12/31/08	4,457
For the year ending 12/31/09	2,831
For the year ending 12/31/10	1,900
For the year ending 12/31/11	1,382
For the year ending 12/31/12	680
     The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total

Balance at December 31, 2005	$149,184	1,313	150,497
Goodwill acquired	5,273	—	5,273
Impairment losses	—	—	—

Balance at December 31, 2006	154,457	1,313	155,770
Goodwill acquired	16,485	—	16,485
Impairment losses	—	—	—

Balance at September 30, 2007	$170,942	1,313	172,255

(4) Guarantees
     The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan policies and procedures. Collateral may be obtained based on management’s credit assessment of the customer. At September 30, 2007, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $14.8 million, of which $11.0 million is fully collateralized. At September 30, 2007, the Company had a liability (deferred income) of $88,000 related to the standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

(5) Earnings Per Share
     Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were no anti-dilutive stock options for the three months or nine months ended September 30, 2007 or 2006. The computation of basic and diluted earnings per share follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Reported net income	$9,586	12,857	33,183	41,696

Weighted average common shares outstanding	48,659	49,889	49,227	49,889
Dilutive potential shares due to effect of stock options	324	268	304	227

Total weighted average common shares and dilutive potential shares	48,983	50,157	49,531	50,116

Basic earnings per share:	$0.20	0.26	0.67	0.84

Diluted earnings per share:	$0.20	0.26	0.67	0.83

(6) Pension and Post-retirement benefits (in thousands):

	Three months ended September 30,
	Pension Benefits		Other Post-retirement Benefits
	2007	2006	2007	2006
Service cost	$1,240	1,138	—	—
Interest cost	1,024	873	24	22
Expected return on plan assets	(1,102)	(900)	—	—
Amortization of transition asset	—	(10)	—	—
Amortization of prior service cost	19	20	—	—
Amortization of the net loss	186	189	10	9

Net periodic benefit cost	$1,367	1,310	34	31

	Nine months ended September 30,
	Pension Benefits		Other Post-retirement Benefits
	2007	2006	2007	2006
Service cost	$3,719	3,415	—	—
Interest cost	3,071	2,619	71	67
Expected return on plan assets	(3,307)	(2,700)	—	—
Amortization of transition asset	—	(30)	—	—
Amortization of prior service cost	58	59	—	—
Amortization of the net loss	560	566	31	26

Net periodic benefit cost	$4,101	3,929	102	93

     The Company made no contribution to its pension or other post-retirement benefit plans during the nine months ended September 30, 2007. The Company made a contribution of $2.0 million to its defined benefit pension plan on October 31, 2007 for the year ending December 31, 2007.
(7) Subsequent Event
     During November 2007, in light of current credit concerns in the marketplace, the Company made a strategic decision to divest of approximately $100.0 million of non-agency corporate debt securities and mutual funds to reduce credit risk inherent in the investment portfolio. These investment securities comprise approximately 7.0% of the Company’s $1.4 billion investment portfolio. As of September 30, 2007 these securities had an unrealized loss of approximately $6.5 million, As such, in accordance with generally accepted accounting principles, the Company recorded this loss as of September 30, 2007.
     The Company has also subsequently sold equity securities in the fourth quarter for a net gain of approximately $5.0 million. It is anticipated that for the year ending December 31, 2007, the net loss on the disposition of investment securities will approximate between $1.5 million and $2.0 million, or $900,000 to $1.2 million after tax. After this divestiture, the investment portfolio will consist primarily of agency mortgage-backed securities of approximately $500.0 million, or 38.0%, non-agency mortgage-backed securities of approximately $50.0 million, or 4.0%, agency notes and bonds of approximately $370.0 million, or 28.0%, and tax-exempt municipal securities of approximately $270.0 million, or 21.0%.

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
     Other Intangible Assets. Using the purchase method of accounting for acquisitions, the Company is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair values. These fair values often involve estimates based on third-party valuations, including appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. Core deposit and other intangible assets are recorded in purchase accounting when a premium is paid to acquire other entities or deposits. Other intangible assets, which are determined to have finite lives, are amortized based on the period of estimated economic benefits received, primarily on an accelerated basis.
Executive Summary
     The Company’s total assets at September 30, 2007 were $6.802 billion, an increase of $274.7 million, or 4.2%, from $6.528 billion at December 31, 2006. The Company’s acquisition of Penn Laurel Financial Corp. and its subsidiary, CSB Bank, closed on June 25, 2007. At the time of acquisition, CSB Bank had assets of approximately $200.0 million, which included loans of approximately $144.4 million. In addition, CSB Bank held deposits of approximately $165.8 million. The operating results of the five offices acquired with this acquisition are included in net income beginning June 26, 2007.
     Cash and investments decreased by $135.7 million, or 8.3%, to $1.503 billion at September 30, 2007 from $1.639 billion at December 31, 2006 and net loans increased by $376.3 million, or 8.5%, to $4.789 billion at September 30, 2007 from $4.412 billion at December 31, 2006. The increase in net loans is a result of the $144.4 million of loans acquired with the acquisition of CSB Bank and continued consumer and commercial loan demand in the Company’s existing markets. During the nine months ended September 30, 2007 the Company completed a major marketing campaign for home equity loans that resulted in net growth in the portfolio of approximately $75.0 million. Also during the nine months ended September 30, 2007, the Company increased its commercial loan portfolio by $131.3 million from internal growth and $102.2 million from the acquisition of CSB Bank.
     Deposits increased by $298.5 million, or 5.6%, to $5.665 billion at September 30, 2007 from $5.367 billion at December 31, 2006. This increase is attributed to both internal growth of $132.7 million and the acquisition of CSB Bank, which provided deposits of $165.8 million.
     Total shareholders’ equity at September 30, 2007 was $593.0 million, a decrease of $11.6 million, or 1.9%, from $604.6 million at December 31, 2006. This decrease was primarily attributable to the repurchase of 1,388,300 shares of common stock at a total cost of $37.7 million, or $27.18 per share, and the payment of cash dividends of $11.7 million, or $0.62 per share, which was partially offset by net income of $33.2 million.
     Interest income during the current quarter included two unusual items. The first was the realization of approximately $479,000 of previously unrecognized interest income on a nonaccrual commercial loan that was paid-off in September 2007. The second relates to the Bank’s consumer finance subsidiary, Northwest Consumer Discount Company, which is in the process of converting to a new centralized data processing system. As part of this conversion, the subsidiary is converting from the recognition of interest as payments are collected to a daily interest accrual. As such, included in the interest income in the current period is $500,000, which represents the Company’s best estimate of accrued interest as of September 30, 2007. This estimate, which the Company does not consider material, will be adjusted to the actual accrued interest upon final conversion which is expected to occur prior to the end of the year.
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

September 30, 2007
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$566,478	13.71%	330,528	8.00%	413,160	10.00%

Tier I Capital (to risk weighted assets)	523,188	12.66%	165,264	4.00%	247,896	6.00%

Tier I Capital (leverage) (to average assets)	523,188	7.84%	200,293	3.00%*	333,821	5.00%

December 31, 2006
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$579,560	15.29%	303,274	8.00%	379,093	10.00%

Tier I Capital (to risk weighted assets)	539,535	14.23%	151,637	4.00%	227,456	6.00%

Tier I Capital (leverage) (to average assets)	539,535	8.45%	191,562	3.00%*	319,270	5.00%

*	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of September 30, 2007, the Company had not been advised of any additional requirements in this regard.
     Northwest is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). This ratio at September 30, 2007 was 19.6%. The Company and Northwest adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, loan commitments and the repurchase of treasury shares.
     The Company paid $11.7 million in cash dividends during the nine-month period ended September 30, 2007, compared with $9.8 million in the prior-year period. Each year Northwest Bancorp, MHC requests the non-objection of the OTS to waive its receipt of dividends from the Company when such dividends are not needed for regulatory capital, working capital or other purposes. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 110.0% in the current quarter on a dividend of $0.22 per share compared with 69.2% in the same quarter last year on a dividend of $0.18 per share. As a result of Northwest Bancorp, MHC waiving its receipt of dividend payments for the past two years, actual dividends paid to minority shareholders represented 35.3% of net income for the nine months ended September 30, 2007 and 23.5% of net income for the nine months ended September 30, 2006. The Company has declared a dividend of $0.22 per share payable on November 15, 2007 to shareholders of record on November 1, 2007.

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

	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One-to four- family residential loans	$9,573	10,334
Multifamily and commercial real estate loans	22,080	18,983
Consumer loans	6,297	4,577
Commercial business loans	4,139	6,631
Total	42,089	40,525
Total nonperforming loans as a percentage of loans	0.87%	0.91%
Total real estate acquired through foreclosure and other real estate owned	7,321	6,653
Total nonperforming assets	$49,410	47,178
Total nonperforming assets as a percentage of total assets	0.73%	0.72%
     A loan is considered to be impaired, as defined by SFAS No. 114 when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at September 30, 2007 and December 31, 2006 were $42.1 million and $40.5 million, respectively.
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
     On an ongoing basis, the Credit Review department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. On an ongoing basis the loan officers along with the Credit Review department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. The Company’s loan grading system for problem loans is consistent with regulatory guidelines, which classify loans as “special mention”, “substandard”, “doubtful” or “loss.” Loans that do not expose the Company to risk sufficient to warrant classification in one of the following categories, but which possess some weaknesses, are designated as “special mention”. A “substandard” loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss reserve in not warranted.

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
     If an individual loan is deemed to be impaired, the Credit Review department determines the proper measure of impairment for each loan based on one of three methods as prescribed by SFAS 114. If the measurement of the impaired loan is more or less than the recorded investment in the loan, the Credit Review department adjusts the specific allowance associated with that individual loan accordingly.
     If a substandard or doubtful loan is not considered individually for impairment, it is grouped with other loans that possess common characteristics for impairment evaluation and analysis under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” This segmentation is accomplished by grouping loans of similar product types, risk characteristics and industry concentration into homogeneous pools. Historical loss ratios are then applied to each pool. This historical net charge-off amount is then analyzed and adjusted based on historical delinquency trends as well as the current economic, political, regulatory, interest rate environment and other external factors and used to estimate the current measure of impairment.
     The individual impairment measures along with the estimated losses for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to the Credit Committee on a quarterly basis. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, reviews lending products, activity, competition and collateral values, as well as economic conditions in general and in each market area of the Company. Based on this review and discussion the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined. In addition, the Credit Committee considers if any changes to the methodology are needed. The Credit Committee also reviews and discusses the Company’s delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to its peer group as well as state and national statistics. Similarly, following the Credit Committee’s review and approval, a review is performed by the Risk Management Committee of the Board of Directors.
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
Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006
     Net income for the three months ended September 30, 2007 was $9.6 million or $0.20 per diluted share, a decrease of $3.3 million, or 25.4%, from $12.9 million, or $0.26 per diluted share for the same quarter last year. The decrease in net income resulted primarily from an increase in the noninterest expense of $3.2 million and a write-down of certain investment securities the Company sold in November 2007 of $6.5 million, which were partially offset by an increase in net interest incomes of $3.1 million and a decrease in income taxes of $2.8 million.

     Annualized, net income for the three months ended September 30, 2007 represents a 6.49% and 0.56% return on average equity and return on average assets, respectively, compared to 8.53% and 0.79% for the same quarter last year.
Interest Income
     Total interest income increased by $8.5 million, or 8.9%, on a taxable equivalent basis, to $104.1 million due to increases in both average interest earning assets and the average yield earned on interest earning assets. Average interest earning assets increased by $251.4 million, or 4.1%, to $6.335 billion for the three months ended September 30, 2007 from $6.083 billion for the three months ended September 30, 2006. The average yield on interest-earning assets increased to 6.49% from 6.26%.
     Interest income on loans increased by $9.8 million, or 13.5%, on a taxable equivalent basis, to $82.5 million due to increases in both the balance of average loans and the average yield earned on loans. Average loans outstanding increased by $406.3 million, or 9.3%, to $4.782 billion for the three months ended September 30, 2007 from $4.375 billion for the three months ended September 30, 2006. This increase is due to continued strength in loan demand throughout the Company’s market area for home equity and commercial loans and the acquisition of CSB Bank in June 2007. The average yield earned on loans increased to 6.79% from 6.61%. This increase is due primarily to the aforementioned growth in home equity and commercial loans, which provide higher yields than fixed-rate mortgage loans.
     Interest income on mortgage-backed securities decreased by $1.0 million, or 12.9%, to $7.4 million, primarily because of a decrease in the average balance of $119.1 million, or 17.1%, to $575.4 million, which was partially offset by an increase in the average rate to 5.11% from 4.86%. The average balance decreased primarily because the principal payments received were used to fund loan growth. The increase in the average rate resulted primarily from an increase in short-term market interest rates, which improved the yield on adjustable rate securities.
     Interest income on investment securities decreased by $511,000, or 3.9%, to $12.5 million, on a taxable-equivalent basis, because of a decrease in the average balance that was partially offset by an increase in the average yield. The average balance decreased $57.9 million, or 6.4%, to $849.3 million for the three-month period ended September 30, 2007 from $907.2 million for the three-month period ended September 30, 2006. The average balance decreased primarily as a result of securities maturing and the proceeds being used to fund loan growth. The average yield increased to 5.87%, from 5.72%, on a taxable equivalent basis, as a result of an increase in short-term market interest rates.
     Interest income on interest-earning deposits increased by $273,000, or 27.4%, primarily because of an increase in the average balance that was partially offset by a decrease in the average yield. The average balance increased $23.6 million, or 32.7%, to $95.7 million for the three-month period ended September 30, 2007 from $72.1 for the three-month period ended September 30, 2006. The average balance increased due to cash flow from loans and securities being held in liquid assets pending deployment into loans. The average yield decreased to 5.19% from 5.41% as a result of a decrease in the overnight federal funds rate.
Interest Expense
     Total interest expense increased by $5.1 million, or 10.3%, to $54.5 million due to an increase in the average cost of interest-bearing liabilities to 3.74% from 3.52%, and an increase in the average balance of interest-bearing liabilities of $211.5 million, or 3.8%, to $5.782 billion. The increase in the cost of funds resulted primarily from an increase in the cost of deposits from 3.26% to 3.62%. This increase in average cost was driven primarily by a shift in consumer preference from savings accounts to certificates of deposit, as well as the rollover of certificates to higher rates as maturities occurred. Partially offsetting the increase in the cost of deposits was a decrease in interest expense on trust preferred debentures of $2.2 million, as the Company redeemed approximately $99.0 million of trust preferred securities in December 2006.

Net Interest Income
     Net interest income increased by $3.5 million, or 7.5%, on a taxable equivalent basis, to $49.7 million from $46.2 million during the prior-year period. This increase was primarily attributable to the growth of the Company’s balance sheet as the Company’s net interest margin increased marginally to 3.10% from 3.07%.
Provision for Loan Losses
     The provision for loan losses remained flat at approximately $2.2 million for both three-month periods ended September 30, 2007 and 2006. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been considered in determining the required provision for loan losses.
Noninterest Income
     Noninterest income decreased by $6.2 million, or 53.9%, to $5.2 million for the three-month period ended September 30, 2007 from $11.4 million for the three-month period ended September 30, 2006. This decrease is primarily due to a $6.5 million write-down of certain investment securities sold by the Company in November 2007. Because the securities sold in November had an unrealized loss at September 30, 2007, this loss is required to be reflected in the three-month period ending September 30, 2007. Partially offsetting this write down were increases in service charges and fees, trust and other financial services income, insurance commission income and mortgage banking income. Service charges and fees increased $901,000, or 14.2% as a result of the Company’s continued focus on fee-producing products and services. Trust and other financial services income increased $204,000, or 15.7%, and insurance commission income increased by $133,000, or 21.6%. The increases in both trust and other financial services income and insurance commissions are primarily due to increased volume and growth of the Company. Also contributing to the decrease in non-interest income were decreases in the gain on sale of REO properties and the gain on sale of investments, both of which are not considered consistently recurring revenue sources.
Noninterest Expense
     Noninterest expense increased by $3.2 million, or 9.1%, to $38.5 million from $35.3 million for the same quarter in the prior year. All major expense categories, except advertising, increased as a result of the growth of the Company’s retail office network, the expansion of business banking and investment management and trust services and the addition of new products and services. Compensation and employee benefits increased $774,000, or 3.9%, as a result of the continued increase in health care costs, normal annual merit increases in salaries and the continued growth of the Company’s employee base. The Company continues to hire commercial lending, business services and investment management personnel in an effort to improve its net interest margin and noninterest income. Amortization of intangibles increased $399,000, or 39.4%, due to the core deposit intangible amortization resulting from the CSB Bank acquisition.
Income Taxes
     The provision for income taxes for the three months ended September 30, 2007 decreased by $2.8 million, or 57.2%, compared to the same period last year. This decrease in income tax expense is primarily due to the write-down of investment securities previously discussed and the effect of state tax credits the Company received on certain contributions made in the current quarter. The Company’s effective tax rate for the three-month period ended September 30, 2007 was 18.1% compared to 27.8% experienced in the same quarter last year.
Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006
     Net income for the nine months ended September 30, 2007 was $33.2 million, or $0.67 per diluted share, a decrease of $8.5 million, or 20.4%, from $41.7 million, or $0.83 per diluted share, for the same period in the prior fiscal year. The decrease in net income resulted from the aforementioned write-down of investment securities, a decrease in noninterest income of $1.9 million, or 5.4%, and an increase in noninterest expense of $8.8 million, or 8.3%, which were partially offset by an increase in net interest income of $2.6 million, or 1.9% and a decrease in income tax expense of $5.9 million, or 35.5%. The decrease in earnings per share is a result of the decrease in net income partially offset by a decrease in the number of shares outstanding as a result of the Company’s share repurchase program.

     Annualized, net income for the nine months ended September 30, 2007 represents an 7.38% and 0.66% return on average equity and return on average assets, respectively, compared to 9.34% and 0.85% for the same period in the prior fiscal year.
Interest Income
     Total interest income increased by $22.2 million, or 7.9%, on a taxable equivalent basis, to $302.7 million due to increases in both average interest-earning assets and the average yield earned on interest-earning assets. Average interest-earning assets increased by $179.2 million, or 2.9%, to $6.261 billion for the nine months ended September 30, 2007 from $6.081 billion for the nine months ended September 30, 2006. The average yield on interest-earning assets increased to 6.43% from 6.18%, on a taxable equivalent basis.
     Interest income on loans increased by $20.5 million, or 9.6%, on a taxable equivalent basis, to $234.4 million. This additional interest income was due to an increase in the average balance of $216.8 million, or 4.9%, to $4.602 billion for the nine months ended September 30, 2007 from $4.386 billion for the nine months ended September 30, 2006 and an increase in the taxable equivalent yield to 6.77% from 6.55%. Average loans outstanding increased as a result of strong growth in home equity and commercial loans and the effects of the acquisitions of Maryland Permanent Bank and CSB Bank. The increase in average yield resulted primarily from a continued shift in portfolio mix to higher yielding consumer and commercial loans as well as interest rate increases on the adjustable-rate loans in these two loan portfolios.
     Interest income on mortgage-backed securities decreased by $1.1 million, or 4.7%, to $22.4 million, primarily because of a decrease in the average balance of $66.6 million, or 10.1%, to $595.9 million partially offset by an increase in the average yield to 5.01% from 4.73%. The average yield on mortgage-backed securities, many of which have adjustable rates of interest, increased in response to increases in short-term market interest rates. The average balance decreased when funds received from principal and interest payments were used to fund loan growth.
     Interest income on investment securities increased by $544,000, or 1.5%, to $37.2 million, on a taxable-equivalent basis, because of an increase in the average yield to 5.84% from 5.71%, which was partially offset by a decrease in the average balance of $6.3 million, or less than 1.0%, to $850.0 million for the nine months ended September 30, 2007 from $856.3 million for the nine months ended September 30, 2006. The increase in the average yield is primarily due to the Company purchasing investments during a period of generally higher interest rates. The decrease in the average balance is a result of the Company using the cash flows from maturing or callable investments to assist with funding loan growth.
     Interest income on interest-earning deposits increased by $2.0 million, or 38.4%, primarily because of an increase in the average yield to 5.26% from 4.77%. The effect of the increase in the average yield was enhanced by an increase in the average balance of $36.1 million, or 25.3%, to $178.8 million for the nine-month period ended September 30, 2007 from $142.7 million for the nine-month period ended September 30, 2006. The increase in average yield was primarily due to the continued increases in short-term interest rates over the prior year. As discussed previously, the increase in average balance resulted from deposit growth and loan and investment security repayments being held in liquid assets, pending the deployment of such funds into higher yielding loans and investment securities.
Interest Expense
     Total interest expense increased by $19.3 million, or 13.8%, to $158.8 million due to an increase in the average cost of interest-bearing liabilities to 3.72% from 3.34% and an increase in the average balance of interest-bearing liabilities of $129.5 million, or 2.3%, to $5.706 billion. The increase in the cost of funds resulted primarily from an increase in the average cost of deposits to 3.59% from 3.06%. The increase in the cost of deposits resulted primarily from the continued shift of deposits from savings accounts to certificates of deposit as well as the repricing of maturing certificates of deposit at higher market interest rates. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase in deposits,

$249.2 million of which were acquired from Maryland Permanent Bank and CSB Bank, which was partially offset by the December 2006 redemption of $99.0 million of trust preferred debentures.
Net Interest Income
     Net interest income increased $2.8 million, or 2.0%, on a taxable equivalent basis, to $143.9 million from $141.1 million during the prior year period. This increase in net interest income was primarily attributable to the growth in net interest earning assets as the Company’s net interest rate spread decreased to 2.71% from 2.84% and the net interest margin declined to 3.06% from 3.12%.
Provision for Loan Losses
     The provision for loan losses decreased slightly by $182,000, or 2.8%, from the previous year to $6.2 million for the nine months ended September 30, 2007. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been considered in determining the required provision for loan losses.
Noninterest Income
     Noninterest income decreased by $8.4 million, or 23.8%, to $27.1 million for the current nine-month period from $35.5 million for the same period in the prior fiscal year. This decrease was primarily due to the aforementioned write-down of investment securities and a decrease in the gain on sale of loans of $4.1 million as the Company recorded a $4.2 million gain on the sale of its $120.0 million education loan portfolio in March 2006. The Company continues to originate and subsequently sell education loans on a regular basis. Service charges and fees increased $1.7 million, or 9.4%, to $19.8 million for the nine-month period ended September 30, 2007, while trust and other financial services income increased $582,000, or 14.8%, to $4.5 million for the nine-month period ended September 30, 2007 as the Company’s assets-under-management now exceed $1.0 billion. Mortgage banking income increased $607,000, or 125.9%, to $1.1 million for the nine-month period ended September 30, 2007 from $482,000 for the nine-month period ended September 30, 2006. The Company currently sells most of its qualified residential mortgage loan production in the secondary market.
Noninterest Expense
     Noninterest expense increased by $8.7 million, or 8.3%, to $114.1 million from $105.4 million for the same period in the prior year. As previously discussed, all major expense categories increased as a result of the growth of the Company and the expansion of the Company’s products, services and delivery channels. The largest increase was in compensation and employee benefits expense. Compensation and employee benefits increased as a result of increases in health care costs, normal annual merit increases in salaries and the addition of employees from acquisitions and new production personnel hired to deliver business products and wealth management services. Management believes that it is nearing a level of full staffing for its newer business lines and that future increases in compensation expense will be more contained.
Income Taxes
     The provision for income taxes for the nine months ended September 30, 2007 decreased by $5.9 million, or 35.5%, compared to the same period last year. This decrease in income tax expense is primarily due to a decrease in income before income taxes of $14.5 million, or 24.7%, to $43.9 million from $58.4 million. In addition, the Company’s effective tax rate decreased to 24.5% from 28.6% as a larger percentage of income was generated from tax-free assets as well as the aforementioned write-down of investment securities. The Company anticipates that the annual effective tax rate for the year ending December 31, 2007 will be approximately 27%

Average Balance Sheet
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

	Three months ended September 30,
	2007				2006
				Avg.				Avg.
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost
ASSETS:
Interest-earning assets:
Loans (a) (b) (d)	$4,781,636		82,538	6.79%	4,375,380		72,732	6.61%
Mortgage-backed securities (c)	575,472		7,356	5.11%	694,572		8,442	4.86%
Investment securities (c) (d)	849,294		12,471	5.87%	907,239		12,982	5.72%
FHLB stock	32,707		514	6.29%	34,109		460	5.39%
Other interest-earning deposits	95,655		1,269	5.19%	72,086		996	5.41%

Total interest-earning assets	6,334,764		104,148	6.49%	6,083,386		95,612	6.26%

Noninterest earning assets (e)	494,412				446,063

TOTAL ASSETS	6,829,176				6,529,449

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Savings accounts	800,694		2,821	1.40%	873,375		3,148	1.43%
Interest-bearing demand accounts	716,429		2,943	1.63%	656,201		2,413	1.46%
Money market accounts	652,181		6,055	3.68%	575,873		5,324	3.67%
Certificate accounts	3,137,384		36,607	4.63%	2,871,726		29,969	4.14%
Borrowed funds (f)	366,507		4,167	4.51%	387,720		4,492	4.60%
Debentures	108,341		1,875	6.77%	205,156		4,058	7.74%

Total interest-bearing liabilities	5,781,536		54,468	3.74%	5,570,051		49,404	3.52%

Noninterest bearing liabilities	457,120				356,759

Total liabilities	6,238,656				5,926,810

Shareholders’ equity	590,520				602,639

TOTAL LIABILITIES AND EQUITY	$6,829,176				6,529,449

Net interest income/ Interest rate spread			49,680	2.75%			46,208	2.74%

Net interest-earning assets/ Net interest margin	$553,228			3.10%	513,335			3.07%

Ratio of interest-earning assets to Interest-bearing liabilities	1.10	X			1.09	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a fully taxable equivalent basis.

(e)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(f)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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

Three months ended September 30, 2007 and 2006
			Net
	Rate	Volume	Change
Interest-earning assets:
Loans	$2,538	7,268	9,806
Mortgage-backed securities	437	(1,523)	(1,086)
Investment securities	340	(851)	(511)
FHLB stock	76	(22)	54
Other interest-earning deposits	(53)	326	273

Total interest-earning assets	3,338	5,198	8,536

Interest-bearing liabilities:
Savings accounts	(67)	(260)	(327)
Interest-bearing demand accounts	296	234	530
Money market accounts	24	707	731
Certificate accounts	3,701	2,937	6,638
Borrowed funds	(82)	(243)	(325)
Debentures	(388)	(1,795)	(2,183)

Total interest-bearing liabilities	3,484	1,580	5,064

Net change in net interest income	$(146)	3,618	3,472

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

	Nine months ended September 30,
	2007				2006
				Avg.				Avg.
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost
ASSETS:
Interest-earning assets:
Loans (a) (b) (d)	$4,602,432		234,446	6.77%	4,385,655		213,989	6.55%
Mortgage-backed securities (c)	595,854		22,392	5.01%	662,502		23,503	4.73%
Investment securities (c) (d)	849,971		37,226	5.84%	856,320		36,682	5.71%
FHLB stock	33,571		1,523	6.05%	34,295		1,238	4.81%
Other interest-earning deposits	178,845		7,138	5.26%	142,709		5,158	4.77%

Total interest-earning assets	6,260,673		302,725	6.43%	6,081,481		280,570	6.18%

Noninterest earning assets (e)	447,231				438,438

TOTAL ASSETS	6,707,904				6,519,919

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Savings accounts	805,897		8,611	1.43%	904,308		9,642	1.43%
Interest-bearing demand accounts	693,751		8,505	1.64%	663,555		6,726	1.36%
Money market accounts	629,363		17,424	3.70%	570,154		14,032	3.29%
Certificate accounts	3,082,818		105,630	4.58%	2,826,463		83,421	3.95%
Borrowed funds (f)	389,246		13,237	4.55%	406,927		13,980	4.59%
Debentures	105,017		5,376	6.75%	205,156		11,677	7.51%

Total interest-bearing liabilities	5,706,092		158,783	3.72%	5,576,563		139,478	3.34%

Noninterest bearing liabilities	402,714				348,440

Total liabilities	6,108,806				5,925,003

Shareholders’ equity	599,098				594,916

TOTAL LIABILITIES AND EQUITY	$6,707,904				6,519,919

Net interest income/ Interest rate spread			143,942	2.71%			141,092	2.84%

Net interest-earning assets/ Net interest margin	$554,581			3.06%	504,918			3.12%

Ratio of interest-earning assets to Interest-bearing liabilities	1.10	X			1.09	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a fully taxable equivalent basis.

(e)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(f)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

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

Nine months ended September 30, 2007 and 2006
			Net
	Rate	Volume	Change
Interest-earning assets:
Loans	$8,507	11,950	20,457
Mortgage-backed securities	1,394	(2,505)	(1,111)
Investment securities	822	(278)	544
FHLB stock	318	(33)	285
Other interest-earning deposits	606	1,374	1,980

Total interest-earning assets	11,647	10,508	22,155

Interest-bearing liabilities:
Savings accounts	21	(1,052)	(1,031)
Interest-bearing demand accounts	1,441	338	1,779
Money market accounts	1,844	1,548	3,392
Certificate accounts	14,034	8,175	22,209
Borrowed funds	(139)	(604)	(743)
Debentures	(888)	(5,413)	(6,301)

Total interest-bearing liabilities	16,313	2,992	19,305

Net change in net interest income	$(4,666)	7,516	2,850

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
     The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at September 30, 2007 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2007 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%

Projected percentage increase/ (decrease) in net income	(9.4)%	(15.1)%	(1.5)%	(1.6)%
Projected increase/ (decrease) in return on average equity	0.3%	(0.2)%	1.0%	1.0%
Projected increase/ (decrease) in earnings per share	$(0.03)	$(0.09)	$0.05	$0.05
Projected percentage increase/ (decrease) in market value of equity	(8.8)%	(20.7)%	11.4%	19.2%

     The figures included in the preceding table represent projections that were computed based upon certain assumptions including prepayment rates and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision of and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
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
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The following table discloses information regarding the Company’s repurchases of shares of common stock during the quarter ending September 30, 2007:

			Total number of	Maximum number
			shares purchased as	of shares yet
			part of a publicly	to be purchased
	Number of shares	Average price	announced repurchase	under the plan
Month	purchased	paid per share	plan (1)	(1)

July	305,900	$26.51	305,900	694,100

August	173,900	26.05	173,900	520,200

September	—	—	—	520,200

	479,800	$26.34

(1)	This program, announced in June 2007, to repurchase up to 1,000,000 shares of common stock is the Company’s third repurchase program and does not have an expiration date.
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
NORTHWEST BANCORP, INC.

Date: November 9, 2007	By:	/S/ William J. Wagner
William J. Wagner
Chief Executive Officer

Date: November 9, 2007	By:	/S/ William W. Harvey, Jr.
William W. Harvey, Jr.
Chief Financial Officer