Form 10-K
period 2007-12-31
NORTHWEST BANCORP INC
filed 2008-03-12
CIK 1042064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of February 29, 2008, there were 48,452,898 shares outstanding of the Registrant’s Common Stock, including 30,536,457 shares held by Northwest Bancorp, MHC, the Registrant’s mutual holding company.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2007, as reported by the Nasdaq Global Select Market, was approximately $473.2 million.
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).

PART I
ITEM 1. BUSINESS
General
     Northwest Bancorp, Inc.
     Northwest Bancorp, Inc. is a Federal corporation formed on June 29, 2001, as the successor to a Pennsylvania corporation of the same name. Both the Federal corporation and its Pennsylvania predecessor are referred to as the “Company.” The Company became the stock holding company of Northwest Savings Bank (the “Bank”) in a transaction (the “Two-Tier Reorganization”) that was approved by the Bank’s stockholders in December of 1997, and completed in February of 1998. In the Two-Tier Reorganization, each share of the Bank’s common stock was converted into and became a share of common stock of the Company, par value $0.10 per share (the “Common Stock”), and the Bank became a wholly-owned subsidiary of the Company. Northwest Bancorp, MHC (the “Mutual Holding Company”), which owned a majority of the Bank’s outstanding shares of common stock immediately prior to completion of the Two-Tier Reorganization, became the owner of the same percentage of the outstanding shares of Common Stock of the Company immediately following the completion of the Two-Tier Reorganization. On August 25, 2003, the Company completed an incremental stock offering whereby the Company cancelled 7,255,520 shares of the Company’s stock owned by the Mutual Holding Company and the Company sold the same number of shares in a subscription offering. The Mutual Holding Company owns approximately 63% of the Company’s outstanding shares. The Mutual Holding Company received approval from the Office of Thrift Supervision (“OTS”) to waive its right to receive cash dividends from the Company during 2007. As of December 31, 2007, the primary activity of the Company was the ownership of all of the issued and outstanding common stock of the Bank.
     As of December 31, 2007, through the Bank, the Company operated 166 community-banking offices throughout its market area in northwest, southwest and central Pennsylvania, western New York, eastern Ohio, Maryland and Florida. The Company, through the Bank and its wholly owned subsidiaries, also operates 49 consumer finance offices throughout Pennsylvania and two consumer finance offices in New York. Historically, the Company has focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four- family residences. In an effort to reduce interest rate risk and improve profit margins, the Company has made a strategic decision to focus its lending efforts on shorter term consumer and commercial loans, while continuing to provide one- to four- family first mortgage loans to customers in its market area. With the change in lending emphasis, the Company regularly sells a portion of the one- to four-family mortgage loans originated by its retail offices.
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
     The Company’s website (www.northwestsavingsbank.com) contains a direct link to the Company’s filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any. Copies may also be obtained, without charge, by written request to Shareholder Relations, P.O. Box 128, 100 Liberty Street, Warren, Pennsylvania 16365.
     Northwest Savings Bank
     The Bank is a Pennsylvania-chartered stock savings bank headquartered in Warren, which is located in northwestern Pennsylvania. The Bank is a community-oriented financial institution offering traditional deposit and loan products, and through a wholly-owned subsidiary, consumer finance services. The Bank’s mutual savings bank predecessor was founded in 1896. The Bank in its current stock form was established on November 2, 1994, as a result of the reorganization (the “Reorganization”) of the Bank’s mutual predecessor into a mutual holding company structure. At the time of the Reorganization, the Bank issued a majority of its to-be outstanding shares of common stock to the Mutual Holding Company (which was formed in connection with the Reorganization) and sold a minority of its to-be outstanding shares to stockholders other than the Mutual Holding Company in a stock offering conducted as part of the Reorganization.
     The Bank’s principal executive office is located at 100 Liberty Street, Warren, Pennsylvania, and its telephone number at that address is (814) 726-2140.

     Market Area
     The Company has been, and intends to continue to be, an independent community-oriented financial institution offering a wide variety of financial services to meet the needs of the communities it serves. The Company is headquartered in Warren, Pennsylvania, which is located in the northwestern region of Pennsylvania, and has its highest concentration of deposits and loans in the portion of its office network located in northwestern Pennsylvania. Since the early 1990s, the Company has expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania. As of December 31, 2007, the Company operated 140 community banking offices and 49 consumer finance offices located in the Pennsylvania counties of Allegheny, Armstrong, Bedford, Berks, Blair, Butler, Cambria, Cameron, Centre, Chester, Clarion, Clearfield, Clinton, Columbia, Crawford, Cumberland, Dauphin, Elk, Erie, Fayette, Forest, Huntingdon, Indiana, Jefferson, Lancaster, Lawrence, Lebanon, Luzerne, Lycoming, McKean, Mercer, Mifflin, Northumberland, Potter, Schuylkill, Tioga, Venango, Warren, Washington, Westmoreland and York. In addition, the Company operated five community banking offices located in the Ohio counties of Ashtabula, Geauga and Lake, 14 community banking offices located in the New York counties of Chautauqua, Erie, Monroe and Cattaraugus, five community banking offices in the Maryland counties of Baltimore, Anne Arundel and Howard and two community banking offices in Broward County, Florida. The Company, through the Bank and its subsidiaries, also operates two consumer finance offices in southwestern New York.
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
     In an effort to manage interest rate risk, the Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as adjustable-rate mortgage loans and home equity loans, and by originating short-term and medium-term fixed-rate consumer loans. Another emphasis of the Company in recent years has been the origination of commercial real estate and commercial business loans which generally have either relatively short maturities or variable rates of interest. The Company also purchases mortgage-backed securities and other types of investment securities that generally have short average lives or adjustable interest rates. Because the Company also originates a substantial amount of long-term fixed-rate mortgage loans collateralized by one- to four-family residential real estate, when possible, such loans are originated and underwritten according to standards that allow the Company to sell them in the secondary mortgage market for purposes of managing interest-rate risk and liquidity. The Company currently sells in the secondary market a limited amount of fixed-rate residential mortgage loans with maturities of more than 15 years, and generally retains all adjustable-rate mortgage loans and fixed-rate residential mortgage loans with maturities of 15 years or less. Although the Company is selling an increasing amount of the mortgage loans that it originates, it continues to be a portfolio lender and at any one time the Company holds only a nominal amount of loans identified as available-for-sale. The Company retains servicing on the mortgage loans it sells and realizes monthly service fee income. The Company generally retains in its portfolio all consumer loans that it originates while it periodically sells participations in the multifamily residential, commercial real estate or commercial business loans that it originates in a effort to reduce the risk to certain individual credits and the risk to certain businesses or industries. The Company has not changed its underwriting standards, nor has it introduced the sub-prime products that are causing many of the foreclosure issues in the marketplace today.

     Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company’s loan portfolio by type of loan as of the dates indicated.

	At December 31,						At June 30,
	2007		2006		2005		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
		(Dollars in Thousands)						(Dollars in Thousands)
Real estate:
One- to four-family	$2,430,117	48.9%	2,411,024	53.5%	2,805,900	59.5%	2,693,174	60.3%	2,615,328	63.1%	2,285,151	65.1%
Multifamily and commercial	906,594	18.3%	701,951	15.6%	594,503	12.6%	534,224	11.9%	454,606	11.0%	377,507	10.8%

Total real estate loans	$3,336,711	67.2%	3,112,975	69.1%	3,400,403	72.1%	3,227,398	72.2%	3,069,934	74.1%	2,662,658	75.9%
Consumer:
Automobile	125,298	2.5%	138,401	3.1%	144,519	3.1%	138,102	3.1%	120,887	2.9%	119,778	3.4%
Home equity	992,335	20.0%	887,352	19.7%	780,451	16.5%	737,619	16.5%	588,192	14.2%	387,698	11.1%
Education loans	14,551	0.3%	11,973	0.3%	120,504	2.5%	112,462	2.5%	95,599	2.3%	90,485	2.6%
Loans on savings accounts	10,563	0.2%	10,313	0.2%	9,066	0.2%	8,500	0.2%	8,038	0.2%	7,879	0.2%
Other (1)	117,831	2.4%	109,303	2.4%	106,390	2.3%	102,787	2.3%	112,163	2.7%	107,522	3.1%

Total consumer loans	$1,260,578	25.4%	1,157,342	25.7%	1,160,930	24.6%	1,099,470	24.6%	924,879	22.3%	713,362	20.4%
Commercial business	367,459	7.4%	235,311	5.2%	157,572	3.3%	142,391	3.2%	149,509	3.6%	130,694	3.7%

Total loans receivable, gross	$4,964,748	100.0%	4,505,628	100.0%	4,718,905	100.0%	4,469,259	100.0%	4,144,322	100.0%	3,506,714	100.0%

Deferred loan fees	(4,179)		(3,027)		(3,877)		(4,257)		(6,630)		(7,402)
Undisbursed loan proceeds	(123,163)		(52,505)		(59,348)		(56,555)		(53,081)		(42,272)
Allowance for loan losses (real estate loans)	(28,854)		(17,936)		(16,875)		(15,918)		(15,113)		(13,660)
Allowance for loan losses (other loans)	(12,930)		(19,719)		(16,536)		(15,645)		(15,557)		(13,506)

Total loans receivable, net	$4,795,622		4,412,441		4,622,269		4,376,884		4,053,941		3,429,874

(1)	Consists primarily of secured and unsecured personal loans.
     Loan Maturity and Repricing Schedule. The following table sets forth the maturity or period of repricing of the Company’s loan portfolio at December 31, 2007. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

		Between	Between	Between
	Within 1 Year	1-2 Years	2-3 Years	3-5 Years	Beyond 5 Years	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$203,221	123,719	117,677	236,198	1,749,302	$2,430,117
Multifamily and commercial	341,509	120,134	103,575	247,905	93,471	906,594
Consumer loans	328,741	135,412	124,022	208,865	463,538	1,260,578
Commercial business loans	138,420	48,693	41,981	100,480	37,885	367,459

Total loans	$1,011,891	427,958	387,255	793,448	2,344,196	$4,964,748

     Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2007, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2008. Adjustable- and floating-rate loans are included in the table based on the contractual due date of the loan.

	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$2,224,828	84,217	$2,309,045
Mulitfamily and commercial	329,454	451,951	781,405
Consumer loans	910,719	118,480	1,029,199
Commercial business loans	139,703	177,015	316,718

Total loans	$3,604,704	831,663	$4,436,367

     One- to Four-Family Residential Real Estate Loans. The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, with either adjustable or fixed interest rates. Originations of fixed-rate mortgage loans versus adjustable-rate mortgage loans are monitored on an ongoing basis and are affected significantly by such factors as the level of market interest rates, customer preference, the Company’s interest rate sensitivity position and loan products offered by the Company’s competitors. Therefore, even when management’s strategy is to increase the origination of adjustable-rate mortgage loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans.
     The Company’s fixed-rate loans, whenever possible, are originated and underwritten according to standards that permit sale into the secondary mortgage market. Whether the Company can or will sell fixed-rate loans into the secondary market, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Company’s current liquidity and interest rate sensitivity position. The Company historically has been primarily a portfolio lender, and at any one time the Company has held only a nominal amount of loans that may be sold. The Company’s current strategy is to grow the consumer and commercial loan portfolios by more than it grows its portfolio of long-term fixed-rate mortgages. With this in mind, it currently retains in its portfolio fixed-rate loans with terms of 15 years or less, and sells a portion of fixed-rate loans (servicing retained) with terms of more than 15 years. The Company’s mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option, usually without a prepayment penalty.
     The Company currently offers adjustable-rate mortgage loans with initial interest rate adjustment periods of one, three and five years, based on changes in a designated market index. The Company determines whether a borrower qualifies for an adjustable-rate mortgage loan based on the fully indexed rate of the adjustable-rate mortgage loan at the time the loan is originated. One- to four-family residential adjustable-rate mortgage loans totaled $67.1 million, or 1.4% of the Company’s gross loan portfolio at December 31, 2007.
     The Company’s one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as collateral for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Company’s fixed-rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.
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
     Some financial institutions acquired by the Company held loans that are serviced by others and secured by one- to four-family residences. At December 31, 2007, the Company’s portfolio of loans serviced by others totaled $13.9 million. The Company currently has no formal plans to enter into new loan participations.

     Included in the Company’s $2.4 billion portfolio of one- to four-family residential real estate loans are construction loans of $25.0 million, or 1.0% of the Company’s total loan portfolio. The Company offers fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one- to four-family residences in the Company’s market area to builders or to owners who have a contract for construction. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. During the construction phase the loans have a fixed interest rate and convert into either a fixed-rate or an adjustable-rate mortgage loan at the end of the construction period. Advances are made as construction is completed. In addition, the Company originates loans within its market area that are secured by individual unimproved or improved lots. Land loans are currently offered with fixed-rates for terms of up to 10 years. The maximum loan-to-value ratio for the Company’s land loans is 75% of the appraised value, and the maximum loan-to-value ratio for the Company’s construction loans is 95% of the lower of cost or appraised value.
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
     Multifamily Residential and Commercial Real Estate Loans. The Company’s multifamily residential real estate loans are secured by multifamily residences, such as rental properties. The Company’s commercial real estate loans are secured by nonresidential properties such as hotels, church property, manufacturing facilities and retail establishments. At December 31, 2007, a significant portion of the Company’s multifamily residential and commercial real estate loans were secured by properties located within the Company’s market area. The Company’s largest multifamily residential real estate loan relationship at December 31, 2007, had a principal balance of $13.7 million, and was collateralized by multiple residential real estate rental properties. These loans were performing in accordance with their terms as of December 31, 2007. The Company’s largest commercial real estate loan relationship at December 31, 2007, had a principal balance of $42.9 million and was collateralized by several hotels and retail stores. These loans were performing in accordance with their terms as of December 31, 2007. Multifamily residential and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates. The terms of each multifamily residential and commercial real estate loan are negotiated on a case-by-case basis. The Company generally makes multifamily residential and commercial real estate loans up to 80% of the appraised value of the property collateralizing the loan.
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
     Consumer Loans. The principal types of consumer loans offered by the Company are adjustable-rate home equity lines of credit and fixed-rate consumer loans such as second mortgage loans, home equity loans, automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by deposit accounts. Consumer loans are offered with maturities generally of ten years or less. Generally, the Company’s home equity lines of credit are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less. Such loans are offered on an adjustable-rate basis with terms of up to twenty years. At December 31, 2007, the disbursed portion of home equity lines of credit totaled $120.1 million, or 9.5% of consumer loans, with $211.3 million remaining undisbursed.
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
     Commercial Business Loans. The Company currently offers commercial business loans to finance various activities in the Company’s market area, some of which are secured in part by additional real estate collateral. At December 31, 2007 the largest commercial business loan relationship had a principal balance of $15.5 million, and was secured by all fixed assets, all accounts and assignment of trust of a community hospital.
     Commercial business loans are offered with both fixed and adjustable interest rates. Underwriting standards employed by the Company for commercial business loans include a determination of the applicant’s ability to meet existing obligations and payments on the proposed loan from normal cash flows generated by the applicant’s business. The financial strength of each applicant also is assessed through a review of financial statements provided by the applicant.
     Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business. The Company generally obtains personal guarantees from the borrower or a third party as a condition to originating its commercial business loans.
     Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, brokers and walk-in customers. Historically all of the Company’s loan originators were salaried employees, and the Company did not pay commissions in connection with loan originations. Beginning in 2007, the Company implemented a program whereby certain commercial lenders are paid commissions based on predetermined goals. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, an in-house appraiser or an appraiser approved by the Company, appraises the real estate intended to secure the proposed loan. A loan processor in the Company’s loan department checks the loan application file for accuracy and completeness, and verifies the information provided. The Company has a formal loan policy, which assigns lending limits to the Company’s various loan officers. Also, the Company has a Credit Committee that meets quarterly to review the assigned lending limits and to monitor the Company’s lending policies, loan activity, economic conditions and concentrations of credit. The Company has a Senior Loan Committee, which has lending authority as designated in the Company’s loan policy that is approved by the Board of Directors. Loans exceeding the limits established for the Senior Loan Committee must be approved by the Executive Committee of the Board of Directors or by the entire Board of Directors. The Company’s policy is to make no loans either individually or in the aggregate to one entity in excess of $15.0 million. Exceptions to this policy are permitted with the prior approval from the Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and at the discretion of the Company, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2007, the Company had commitments to originate $69.9 million of loans.
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
     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. To the extent that loans are originated or acquired for the Company’s portfolio, Statement of Financial Accounting Standards No. 91 (“SFAS 91”) requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2007 the Company had $4.2 million of net deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the marketplace.
     In addition to loan origination fees, the Company also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from operations of real estate owned (“REO”). The Company recognized fees and service charges of $27.8 million, $24.5 million, $11.9 million, and $16.8 million, for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and for the fiscal year ended June 30, 2005, respectively.

     Loans-to-One Borrower. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2007, the largest aggregate amount loaned by the Company to one borrower totaled $42.9 million and was secured by several hotels and retail stores. The Company’s second largest lending relationship totaled $16.0 million and was secured by a hotel. The Company’s third largest lending relationship totaled $15.5 million and was secured by commercial real estate, fixed assets, accounts and assignment of trust. The Company’s fourth largest lending relationship totaled $15.0 million and was secured by commercial real estate. The Company’s fifth largest lending relationship totaled $13.7 million and was secured by multiple residential real estate properties.
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

	At December 31,				At June 30,
	2007		2006	2005	2005	2004	2003
	Number	Balance
	(Dollars in Thousands)
Loans past due 30 days to 59 days:
One- to four-family residential loans	361	$27,270	24,078	26,290	3,941	5,765	3,830
Multifamily and commercial RE loans	88	11,331	7,975	4,924	5,198	2,201	1,291
Consumer loans	1,331	10,550	9,096	12,053	5,611	4,877	3,832
Commercial business loans	70	9,947	4,325	2,450	1,000	782	308

Total loans past due 30 days to 59 days	1,850	$59,098	45,474	45,717	15,750	13,625	9,261

Loans past due 60 days to 89 days:
One- to four-family residential loans	99	6,077	5,970	9,156	4,687	4,925	3,998
Multifamily and commercial RE loans	41	4,984	3,846	3,399	8,156	1,023	873
Consumer loans	437	2,676	2,833	3,773	3,134	2,032	1,920
Commercial business loans	34	2,550	501	263	279	309	159

Total loans past due 60 days to 89 days	611	$16,287	13,150	16,591	16,256	8,289	6,950

Loans past due 90 days or more (1):
One- to four-family residential loans	193	12,542	10,334	12,179	11,507	11,322	11,267
Multifamily and commercial RE loans	105	24,323	18,982	21,013	15,610	13,823	11,975
Consumer loans	744	7,582	4,578	8,322	5,514	4,536	4,912
Commercial business loans	84	5,163	6,631	1,502	979	2,824	4,602

Total loans past due 90 days or more	1,126	$49,610	40,525	43,016	33,610	32,505	32,756

Total loans 30 days or more past due	3,587	$124,995	99,149	105,324	65,616	54,419	48,967

Total loans 90 days or more past due (1)	1,126	$49,610	40,525	43,016	33,610	32,505	32,756

Total REO	105	8,667	6,653	4,872	6,685	3,951	5,739

Total loans 90 days or more past due and REO	1,231	$58,277	47,178	47,888	40,295	36,456	38,495

Total loans 90 days or more past due to net loans receivable		1.03%	0.92%	0.93%	0.77%	0.80%	0.96%
Total loans 90 days or more past due and REO to total assets		0.87%	0.72%	0.74%	0.64%	0.57%	0.68%

(1)	The Company classifies as nonperforming all loans 90 days or more delinquent.
     During the year ended December 31, 2007, gross interest income of approximately $3.9 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current during the year. No interest income on nonaccrual loans was included in income during the year.
     Classification of Assets. The Company’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as debt and equity securities, considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention” by management. At December 31, 2007, the Company had 269 loans, with an aggregate principal balance of $40.6 million, designated as special mention.
     The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations. The Company’s largest classified assets are generally also the Company’s largest nonperforming assets.
     The following table sets forth the aggregate amount of the Company’s classified assets at the dates indicated.

	At December 31,			At June 30,
	2007	2006	2005	2005
	(In Thousands)
Substandard assets	$85,526	70,182	61,522	58,925
Doubtful assets	4,374	2,129	1,983	1,752
Loss assets	388	270	232	32

Total classified assets	$90,288	72,581	63,737	60,709

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
     If a substandard or doubtful loan is not considered to be individually impaired, it is grouped with other loans that possess common characteristics for impairment evaluation and analysis under the provisions of SFAS No. 5, “Accounting for Contingencies.” This segmentation is accomplished by grouping loans of similar product types, risk characteristics and industry concentration into homogeneous pools. Each pool is then analyzed based on the historical delinquency, charge-off and recovery trends over the past three years which are then extended to include the loss realization period during which the event of default occurs, additional consideration is also given to the current economic, political, regulatory and interest rate environment. This adjusted historical net charge-off amount as a percentage of loans outstanding for each group is used to estimate the measure of impairment.
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

			Six Month
			Ended
	Years Ended December 31,		December 31,	Years Ended June 30,
	2007	2006	2005	2005	2004	2003
	(In Thousands)
Net loans receivable	$4,795,622	4,412,441	4,622,269	4,376,884	4,053,941	3,429,874
Average loans outstanding	$4,660,693	4,395,274	4,532,523	4,234,241	3,846,261	3,258,520

Allowance for loan losses balance at beginning of period	$37,655	33,411	31,563	30,670	27,166	22,042
Provision for loan losses	$8,743	8,480	4,722	9,566	6,860	8,445
Charge-offs:
Real estate loans	(2,042)	(1,148)	(282)	(676)	(176)	(242)
Consumer loans	(5,175)	(5,543)	(3,314)	(5,726)	(5,113)	(4,281)
Commercial loans	(973)	(926)	(43)	(3,071)	(461)	(1,258)

Total charge-offs	(8,190)	(7,617)	(3,639)	(9,473)	(5,750)	(5,781)
Recoveries:
Real estate loans	250	123	4	1	—	47
Consumer loans	1,073	1,214	455	750	562	527
Commercial loans	134	62	51	49	502	123

Total recoveries	1,457	1,399	510	800	1,064	697
Acquired through acquistions	2,119	1,982	255	—	1,330	1,763

Allowance for loan losses balance at end of period	$41,784	37,655	33,411	31,563	30,670	27,166

Allowance for loan losses as a percentage of net loans receivable	0.87%	0.85%	0.72%	0.72%	0.76%	0.79%
Net charge-offs as a percentage of average loans outstanding	0.14%	0.14%	0.14%	0.20%	0.12%	0.16%
Allowance for loan losses as a percentage of nonperforming loans	84.22%	92.92%	77.67%	93.91%	94.35%	82.93%
Allowance for loan losses as a percentage of nonperforming loans and REO	71.70%	79.81%	69.77%	78.33%	84.13%	70.57%

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2007		2006		2005
		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in Thousands)
Balance at end of period applicable to:
Real estate loans	$28,854	67.2%	17,936	69.1%	16,875	72.1%
Consumer loans	6,645	25.4%	16,500	25.7%	13,991	24.6%
Commercial business loans	6,285	7.4%	3,219	5.2%	2,545	3.3%

Total allowance for loan loss	$41,784	100.0%	37,655	100.0%	33,411	100.0%

(1)	Represents percentage of loans in each category to total loans.

	At June 30,
	2005		2004		2003
		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in Thousands)
Balance at end of period applicable to:
Real estate loans	$15,918	72.2%	15,113	74.1%	13,660	75.9%
Consumer loans	13,179	24.6%	11,790	22.3%	10,965	20.4%
Commercial business loans	2,466	3.2%	3,767	3.6%	2,541	3.7%

Total allowance for loan loss	$31,563	100.0%	30,670	100.0%	27,166	100.0%

(1)	Represents percentage of loans in each category to total loans.
Investment Activities
     The Company’s investment portfolio is comprised of mortgage-backed securities, investment securities, and cash and cash equivalents. Decreases in investment securities and mortgage-backed securities resulted from the Company’s efforts to minimize credit risk in its investment portfolio by divesting of a significant portion of its non-agency corporate debt securities and mutual funds. Included in the sale of investments were securities previously classified as held-to-maturity, and as a result of this sale all remaining held-to-maturity investments were required to be reclassified as available-for-sale.
     The Company is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The Company generally has maintained a portfolio of liquid assets that exceeds regulatory guidelines. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management’s projections as to the short-term demand for funds to be used in the Company’s loan origination and other activities.

     Amortized Cost and Market Value of Investment and Mortgage-Backed Securities. The following table sets forth certain information regarding the amortized cost and market values of the Company’s investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,						At June 30,
	2007		2006		2005		2005
	Amortized		Amortized		Amortized		Amortized
	Cost	Market Value	Cost	Market Value	Cost	Market Value	Cost	Market Value
	(In Thousands)
Mortgage-backed securities held to maturity:
Fixed-rate pass through certificates	$—	—	9,097	8,965	12,722	12,643	14,609	14,791
Variable-rate pass through certificates	—	—	188,700	188,382	111,070	110,369	140,473	140,546
Fixed-rate collateralized mortgage obligations (“CMOs”)	—	—	4,484	4,249	6,411	6,123	7,725	7,504
Variable-rate CMOs	—	—	49,374	49,335	59,648	59,687	72,869	73,197

Total mortgage-backed securities held to maturity	$—	—	251,655	250,931	189,851	188,822	235,676	236,038

Mortgage-backed securities available for sale:
Fixed-rate pass through certificates	73,284	73,992	68,720	67,430	77,383	76,407	82,612	83,153
Variable-rate pass through certificates	306,885	309,054	199,442	198,365	147,426	145,856	172,263	171,639
Fixed-rate CMOs	73,514	71,793	87,946	85,402	78,615	76,033	98,478	97,192
Variable-rate CMOs	76,886	76,908	27,613	27,771	25,529	25,669	32,296	32,497

Total mortgage-backed securities available for sale	$530,569	531,747	383,721	378,968	328,953	323,965	385,649	384,481

Total mortgage-backed securities	$530,569	531,747	635,376	629,899	518,804	512,787	621,325	620,519

Investment securities held to maturity:
U.S. Government, agency and GSEs	—	—	161,755	160,580	166,812	165,331	184,341	183,738
Municipal securities	—	—	269,886	273,438	238,580	241,080	242,850	246,707
Corporate debt issues	—	—	33,671	35,566	39,015	41,274	40,112	42,985

Total investment securities held to maturity	$—	—	465,312	469,584	444,407	447,685	467,303	473,430

Investment securities available for sale:
U.S. Government, agency and GSEs	286,359	292,546	214,031	212,525	144,965	113,747	138,996	138,557
Municipal securities	262,895	267,120	14,553	14,604	14,548	14,354	14,545	14,642
Corporate debt issues	37,225	35,075	63,114	60,577	65,976	64,560	40,945	40,806
Equity securities and mutual funds	6,478	6,879	95,548	100,840	92,350	97,210	91,002	96,697

Total investment securities available for sale	$592,957	601,620	387,246	388,546	287,839	289,871	285,488	290,702

     Issuers of Mortgage-Backed Securities. The following table sets forth information regarding the issuers and the carrying value of the Company’s mortgage-backed securities.

	At December 31,			At June 30,
	2007	2006	2005	2005
	(In Thousands)
Mortgage-backed securities:
Fannie Mae	$165,391	205,127	188,448	222,549
Ginnie Mae	88,428	120,799	151,477	179,795
Freddie Mac	229,960	249,685	146,714	184,717
Other (non-agency)	47,968	55,012	27,177	33,096

Total mortgage-backed securities	$531,747	630,623	513,816	620,157

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for the Company’s investment securities and mortgage-backed securities portfolios at December 31, 2007. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2007
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total
		Annualized		Annualized		Annualized		Annualized			Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted	Amortized	Market	Weighted
	Cost	Average Yield	Cost	Average Yield	Cost	Average Yield	Cost	Average Yield	Cost	Value	Average Yield
	(Dollars in Thousands)
Investment securities available for sale:
Government sponsored entites	$6,959	5.33%	42,352	5.25%	56,406	5.17%	180,274	5.14%	$285,991	$292,181	5.17%
U.S. Government and agency obligations	368	4.94%	—	—	—	—	—	—	368	365	4.94%
Municipal securities	—	—	816	3.98%	33,217	4.10%	228,862	4.64%	262,895	267,120	4.57%
Corporate debt issues	—	—	—	—	—	—	37,225	6.24%	37,225	35,075	6.24%
Equity securities and mutual funds	—	—	—	—	—	—	6,478	7.06%	6,478	6,879	7.06%

Total investment securities available for sale	$7,327	5.31%	43,168	5.22%	89,623	4.78%	452,839	5.04%	$592,957	$601,620	5.01%

Mortgage-backed securities available for sale:
Pass through certificates	306,904	5.15%	2,988	5.52%	19,984	4.59%	50,293	5.58%	380,169	383,046	5.18%
CMOs	76,886	5.53%	816	3.51%	10,738	4.18%	61,960	4.60%	150,400	148,701	5.04%

Total mortgage-backed securities available for sale	$383,790	5.22%	3,804	5.09%	30,722	4.44%	112,253	5.04%	$530,569	$531,747	5.14%

Total investment securities and mortgage-backed securities	$391,117	5.23%	46,972	5.21%	120,345	4.69%	565,092	5.04%	$1,123,526	$1,133,367	5.07%

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

	At December 31,
	2007			2006
	Balance	Percent(1)	Rate(2)	Balance	Percent(1)	Rate(2)
	(Dollars in Thousands)
Savings accounts	$745,430	13.4%	1.20%	$807,873	15.1%	1.44%
Checking accounts	1,079,093	19.5%	0.85%	994,783	18.5%	1.05%
Money market accounts	681,115	12.3%	3.63%	594,472	11.1%	3.62%
Certificates of deposit
Maturing within 1 year	2,541,053	45.9%	4.70%	2,024,850	37.7%	4.47%
Maturing 1 to 3 years	379,183	6.8%	4.31%	801,156	14.9%	4.50%
Maturing more than 3 years	116,460	2.1%	4.62%	143,616	2.7%	4.56%

Total certificates	$3,036,696	54.8%	4.65%	2,969,622	55.3%	4.48%

Total deposits	$5,542,334	100.0%	3.29%	$5,366,750	100.0%	3.26%

(1)	Represents percentage of total deposits.

(2)	Represents weighted average nominal rate at fiscal year end.

	At December 31,			At June 30,
	2005			2005
	Balance	Percent(1)	Rate(2)	Balance	Percent(1)	Rate(2)
	(Dollars in Thousands)
Savings accounts	$935,564	17.9%	1.41%	$1,049,606	20.2%	1.40%
Checking accounts	957,662	18.3%	0.79%	944,168	18.2%	0.69%
Money market accounts	596,352	11.4%	2.62%	631,685	12.2%	2.05%
Certificates of deposit
Maturing within 1 year	1,506,235	28.8%	3.51%	1,160,817	22.4%	2.94%
Maturing 1 to 3 years	1,066,160	20.4%	3.99%	1,188,683	22.9%	3.79%
Maturing more than 3 years	166,506	3.2%	4.23%	212,987	4.1%	4.14%

Total certificates	$2,738,901	52.4%	3.74%	2,562,487	49.4%	3.44%

Total deposits	$5,228,479	100.0%	2.64%	$5,187,946	100.0%	2.33%

(1)	Represents percentage of total deposits.

(2)	Represents weighted average nominal rate at fiscal year end.

Large Certificates of Deposit Maturities. The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2007.

Certificates of
Maturity Period	Deposits
(In Thousands)
Three months or less	$170,004
Three through six months	192,503
Six through twelve months	207,436
Over twelve months	111,752

Total	$681,695

Borrowings
     Deposits are the primary source of funds for the Company’s lending and investment activities and for its general business purposes. The Company also relies upon borrowings from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Borrowings from the FHLB typically are collateralized by the Bank’s stock in the FHLB and a portion of the Bank’s real estate loans.
     The FHLB functions as a central reserve bank providing credit for the Bank and other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of such stock and certain of its real estate loans and other assets (principally, securities that are direct obligations of the United States or its sponsored entities) provided certain standards related to creditworthiness have been met. Borrowings are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of borrowings are based either on a fixed percentage of a member institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. All of the Company’s FHLB borrowings currently have fixed interest rates and original maturities of between one day and ten years.

			During the Six
			Months Ended	During the Year
	During the Years Ended December 31,		December 31,	Ended June 30,
	2007	2006	2005	2005
	(Dollars in Thousands)
FHLB-Pittsburgh borrowings:
Average balance outstanding	$305,597	352,596	379,781	406,057
Maximum outstanding at end of any month during period	$332,160	377,592	399,665	412,915
Balance outstanding at end of period	$257,025	332,196	377,629	377,846
Weighted average interest rate during period	4.59%	4.62%	4.57%	4.64%
Weighted average interest rate at end of period	4.64%	4.58%	4.59%	4.71%

Reverse repurchase agreements:
Average balance outstanding	$70,875	44,860	28,416	26,889
Maximum outstanding at end of any month during period	$83,432	55,705	34,025	33,670
Balance outstanding at end of period	$77,452	55,705	34,025	26,579
Weighted average interest rate during period	4.01%	4.03%	2.77%	1.63%
Weighted average interest rate at end of period	3.25%	4.25%	3.14%	2.25%

Other borrowings:
Average balance outstanding	$4,790	5,333	5,749	6,182
Maximum outstanding at end of any month during period	$4,923	5,660	5,928	6,300
Balance outstanding at end of period	$4,638	4,913	5,702	5,919
Weighted average interest rate during period	4.99%	4.99%	4.97%	4.99%
Weighted average interest rate at end of period	4.99%	4.99%	4.99%	4.99%

Total borrowings:
Average balance outstanding	$381,262	402,789	413,946	439,847
Maximum outstanding at end of any month during period	$408,596	424,766	432,223	452,737
Balance outstanding at end of period	$339,115	392,814	417,356	410,344
Weighted average interest rate during period	4.52%	4.59%	4.53%	4.52%
Weighted average interest rate at end of period	4.33%	4.54%	4.48%	4.55%

Competition
     The Company’s market area in Pennsylvania, western New York, eastern Ohio, Maryland and Florida has a large concentration of financial institutions. As a result, the Company encounters strong competition both in attracting deposits and in originating retail and commercial loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations, and credit unions in its market area, and the Company expects continued strong competition from such financial institutions in the foreseeable future with the continued acceptance by customers of internet banking, competition for deposits has increased from out of market institutions as well as insurance companies. The Company competes for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial services.
     The competition for retail and commercial loans comes principally from commercial banks, mortgage banking companies, and other savings institutions. This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Company’s market area as well as the increased efforts by commercial banks to expand small business lending. The Company competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and builders. Factors that affect competition include general and local economic conditions, current interest rate levels, and volatility of the mortgage markets.
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
     Northwest Settlement Agency, LLC was created in 2006 to provide title insurance to borrowers of Northwest Savings Bank and others. At December 31, 2007, the Bank had an equity investment in Northwest Settlement Agency, LLC of $547,000. For the period ended December 31, 2007, Northwest Settlement Agency, LLC had net income of $310,000.
     Great Northwest’s sole activity is holding equity investments in government-assisted low-income housing projects in various locations in the Company’s market area. At December 31, 2007, the Bank had an equity investment in Great Northwest of $5.8 million. For the year ended December 31, 2007, Great Northwest had net income of $157,000 generated primarily from federal low-income housing tax credits.
     Northwest Financial Services’ principal activity is the operation of retail brokerage activities for the Company. It also maintains ownership of the common stock of several financial institutions. In addition, Northwest Financial Services holds an equity investment in one government assisted low-income housing project. At December 31, 2007, the Bank had an equity investment in Northwest Financial Services of $7.1 million, and for the year ended December 31, 2007, Northwest Financial Services had net income of $121,000.
     Northwest Consumer Discount Company operates 49 consumer finance offices throughout Pennsylvania and two consumer finance offices in New York as a separate company doing business therein as Northwest Finance Company. At December 31, 2007, the Bank had an equity investment in Northwest Consumer Discount Company of $25.0 million and the net income of Northwest Consumer Discount Company for the year ended December 31, 2007 was $2.1 million. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreation vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.
     Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through the Bank’s wholesale lending operation as well as municipal bonds. In addition, Allegheny Services, Inc has loans to both the Bank and Northwest Consumer Discount Company. At December 31, 2007 the Bank had an equity investment in Allegheny Services, Inc. of $612.6 million, and for the year ended December 31, 2007, Allegheny Services, Inc. had net income of $25.5 million.
     Boetger and Associates, Inc. is an actuarial and employee benefits consulting firm that specializes in the design, implementation and administration of qualified retirement plan programs. At December 31, 2007 the Bank had an equity investment of $1.4 million in Boetger and Associates and for the year ended December 31, 2007 Boetger and Associates had net income of $113,000.
     Northwest Capital Group’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure. At December 31, 2007 the Bank had an equity investment of $703,000 in Northwest Capital Group and reported no net income for the year ended December 31, 2007.
     Northwest Finance Company, Inc. operates two consumer finance offices in Jamestown and Fredonia, New York. As of December 31, 2007, Northwest Consumer Discount Company’s equity investment in Northwest Finance Company was $(65,000). For the year ended December 31, 2007, Northwest Finance Company had net income of $82,000.
     Federal regulations require insured institutions to provide 30 days advance notice to the FDIC before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured institution must also provide the FDIC such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the FDIC. In addition to other enforcement and supervision powers, the FDIC may determine after notice and opportunity for a hearing that the continuation of a savings association’s ownership of or relation to a subsidiary constitutes a serious risk to the safety, soundness or stability of the savings association, or is inconsistent with the purposes of federal banking law. Upon the making of such a determination, the FDIC may order the savings association to divest the subsidiary or take other actions.
Personnel
     As of December 31, 2007, the Company and its wholly owned subsidiaries had 1,644 full-time and 320 part-time employees. None of the Company’s employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.
REGULATION
General
     The Company is a Federal corporation, and the Mutual Holding Company is a Federal mutual holding company. The Company and the Mutual Holding Company are required to file certain reports with, and otherwise comply with the rules and regulations of the OTS.
     The Bank is a Pennsylvania-chartered savings bank whereby deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”). The Bank is subject to extensive regulation by the Department of Banking of the Commonwealth of Pennsylvania (the “Department”), as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with or acquisitions of other financial institutions. There are periodic examinations by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department or the FDIC could have a material adverse impact on the Company, the Mutual Holding Company, the Bank and their operations.
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
Insurance of Deposit Accounts.
     Deposit accounts at Northwest Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Northwest Savings Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.
     On February 15, 2007, federal legislation to reform federal deposit insurance was enacted. This new legislation, among other things, increased the amount of federal deposit insurance coverage per separately insured depositor (with a cost of living adjustment to become effective in five years). The legislation also requires that the deposit reserve ratio be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits.
     On November 2, 2007, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the Federal Deposit Insurance Corporations will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all of the financial institution industry vary between five and seven cents for every $100 of domestic deposits. The assessment to be paid during the year ending December 31, 2007 by the Bank was offset by a $3.6 million credit from the Federal Deposit Insurance Corporation for prior premiums paid by the Bank. This credit will be exhausted during the March 31, 2008 quarter and the Bank will begin paying premiums at that time. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.
     Effective March 31, 2007, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. As a result of this merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance cost and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 1.14% for each $100 in domestic deposits maintained at an institution.
Capital Requirements
     Any savings institution that fails any of the FDIC capital requirements is subject to possible enforcement actions by the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an institution’s operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. Certain actions are required by law. The FDIC’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.
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
Prompt Corrective Action
     Under federal regulations, a bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2007, the Bank was a “well-capitalized institution” for this purpose.
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
The USA PATRIOT Act
     The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.
Holding Company Regulation
     Generally. Federal law allows a state savings bank, such as the Bank, that qualifies as a “Qualified Thrift Lender,” as discussed below, to elect to be treated as a savings association for purposes of the savings and loan company provisions of the HOLA. Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. In 2001 the Company and the Mutual Holding Company made such election by converting from a Pennsylvania corporation and a Pennsylvania mutual holding company to a Federal corporation and Federal mutual holding company, respectively. The Company and the Mutual Holding Company are savings and loan holding companies within the meaning of the HOLA. As such, the Company and the Mutual Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Holding Company and any nonsavings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, the Company and the Mutual Holding Company are generally not subject to state business organizations laws.

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
     Qualified Thrift Lender Test. To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period. As of December 31, 2007 the Bank met the Qualified Thrift Lender test.
     Waivers of Dividends by the Mutual Holding Company. OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis. During 2007 the Mutual Holding Company requested and received permission from the OTS to waive dividends.
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
Federal Securities Laws
     Shares of the Company’s common stock are registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.
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
     Although the Company has incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, such compliance has not had a material impact on the Company’s results of operations or financial condition.
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
     The Company is currently under examination by the Internal Revenue Service for the tax periods ended June 30, 2005, December 31, 2005 and December 31, 2006. The statute of limitations is open for examinations by the Internal Revenue Service for the tax years ended June 30, 2004 through December 31, 2007.
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
     The Bank is subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Bank’s financial net income determined in accordance with generally accepted accounting principles with certain adjustments. The tax rate under the Mutual Thrift Institutions Tax is 11.5%. Interest on Pennsylvania and federal obligations is excluded from net income. An allocable portion of interest expense incurred to carry the obligations is disallowed as a deduction. The Bank is also subject to taxes in the other states in which it conducts business. These taxes are apportioned based upon the volume of business conducted in those states as a percentage of the whole. Because a majority of the Bank’s affairs are conducted in Pennsylvania, taxes paid to other states are not material.
     The subsidiaries of the Bank are subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania and other applicable taxes in the states where they conduct business.
ITEM 1A. RISK FACTORS
     In addition to factors discussed in the description of the business of the Company and Bank and elsewhere in this report, the following are factors that could adversely affect future results of operations and financial condition of the Company.
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
     Changes in Interest Rates Could Adversely Affect the Company’s Results of Operations and Financial Condition. The Company’s results of operations and financial condition are significantly affected by changes in interest rates. Results of operations depend substantially on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Because the Company’s interest-bearing liabilities generally reprice or mature more quickly than its interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income. The Company has taken steps to mitigate this risk such as investing excess funds in variable rate and short-term investments.
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
     If the Allowance for Credit Losses is Not Sufficient to Cover Actual Loan Losses, the Company’s Earnings Could Decrease. The Company’s customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of those loans may be insufficient to pay any remaining loan balance. The Company may experience significant loan losses, which could have a material adverse effect on operating results. The Company makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If the assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease net income.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     As of December 31, 2007, the Company conducted its business through its main office located in Warren, Pennsylvania, 131 other full-service offices and eight free-standing drive-up locations throughout its market area in northwest, southwest and central Pennsylvania, fourteen offices in western New York, five offices in eastern Ohio, five offices in Maryland and two offices in south Florida. The Company and its wholly owned subsidiaries also operated 49 consumer finance offices located throughout Pennsylvania and two consumer lending offices in New York. At December 31, 2007, the Company’s premises and equipment had an aggregate net book value of approximately $110.9 million.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is listed on the Nasdaq Global Select Market under the symbol “NWSB.” As of December 31, 2007, the Company had 20 registered market makers, 7,361 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 48,580,309 shares outstanding, net of 2,610,800 treasury shares repurchased. As of such date, the Mutual Holding Company held 30,536,457 shares of common stock and stockholders other than the Mutual Holding Company held 18,043,852 shares. The following table sets forth market price and dividend information for the Company’s common stock.

Year Ended			Cash Dividends
December 31, 2007	High	Low	Declared
First quarter	$28.31	25.26	$0.20
Second quarter	28.99	26.08	0.20
Third quarter	29.75	25.51	0.22
Fourth quarter	30.03	25.76	0.22

Twelve Months Ended			Cash Dividends
December 31, 2006	High	Low	Declared
First quarter	$24.86	21.00	$0.16
Second quarter	26.52	18.59	0.18
Third quarter	27.25	23.25	0.20
Fourth quarter	29.73	24.85	0.20
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
     There were no sales of unregistered securities during the quarter ended December 31, 2007.
     During the year the Company repurchased 1,502,900 shares of common stock, at an average cost of $27.16, as part of previously announced repurchase programs. The maximum number of shares available for repurchase at December 31, 2007 is 405,600. Subsequent to December 31, 2007, the Company repurchased an additional 132,000 shares of common stock.
     The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2007 and the stock repurchase plan approved by the Company’s Board of Directors:
ISSUER PURCHASES OF EQUITY SECURITES

			(c) Total Number of
			Shares	(d) Maximum Number of
	(a) Total Number	(b) Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid per	Publicly Announced	Be Purchased Under the
Period	Purchased	Share	Plans or Programs (1)	Plans or Programs (1)
October 2007	—	—	—	520,200
November 2007	114,600	$26.98	114,600	405,600
December 2007	—	—	—	405,600
Total	114,600	$26.98	114,600

(1)	The Company’s Board of Directors approved a repurchase program for up to 5% of publicly traded common stock, or 1,000,000 shares. The current program has no expiration date.

Stock Performance Graph
     Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Common Stock between June 30, 2002 and December 31, 2007, (b) the cumulative total return on stocks included in the Total Return Index for the Nasdaq Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.
     There can be no assurance that the Company’s stock performance will continue in the future with the same or similar trend depicted in the graph. The Company will not make or endorse any predictions as to future stock performance.

	6/02	6/03	6/04	6/05	12/05	12/06	12/07
Northwest Bancorp	100.00	124.02	180.77	171.52	173.86	230.99	230.43
NASDAQ Composite	100.00	108.83	138.29	139.23	150.66	168.33	185.78
NASDAQ Bank	100.00	105.53	123.61	133.97	135.63	153.43	120.74
COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN*
Among Northwest Bancorp, The NASDAQ Composite Index
And The NASDAQ Bank Index

*	$100 invested on 6/30/02 in stock or index-including reinvestment of dividends.

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

	At December 31,			At June 30,
	2007	2006	2005	2005	2004	2003
			(In Thousands)
Selected Consolidated Financial Data:
Total assets	$6,663,516	6,527,815	6,447,307	6,330,482	6,343,248	5,681,695
Investment securities held-to-maturity	—	465,312	444,407	467,303	209,241	130,111
Investment securities available-for-sale	601,620	388,546	289,871	290,702	444,676	342,456
Mortgage-backed securities held-to-maturity	—	251,655	189,851	235,676	392,301	366,706
Mortgage-backed securities available-for-sale	531,747	378,968	323,965	384,481	411,003	561,628
Loans receivable net:
Real estate	3,180,515	3,039,507	3,320,303	3,150,668	2,995,110	2,599,324
Consumer	1,253,933	1,140,842	1,146,939	1,086,291	913,089	702,397
Commercial	361,174	232,092	155,027	139,925	145,742	128,153
Total loans receivable, net	$4,795,622	4,412,441	4,622,269	4,376,884	4,053,941	3,429,874
Deposits	5,542,334	5,366,750	5,228,479	5,187,946	5,191,621	4,678,499
Advances from FHLB and other borrowed funds	339,115	392,814	417,356	410,344	449,147	465,750
Shareholders’ equity	$612,878	604,561	585,658	582,190	550,472	395,074

			Six Months
			Ended
	Years Ended December 31,		December 31,	Years Ended June 30,
	2007	2006	2005	2005	2004	2003
			(In Thousands)
Selected Consolidated Operating Data:
Total interest income	$396,031	368,573	170,449	321,824	300,230	282,524
Total interest expense	211,015	191,109	79,414	138,047	134,466	142,014

Net interest income	185,016	177,464	91,035	183,777	165,764	140,510
Provision for loan losses	8,743	8,480	4,722	9,566	6,860	8,445

Net interest income after provision for loan losses	176,273	168,984	86,313	174,211	158,904	132,065
Noninterest income	43,022	46,026	19,851	32,004	31,862	27,028
Noninterest expense	152,742	143,682	66,317	128,659	128,805	116,460

Income before income tax expense	66,553	71,328	39,847	77,556	61,961	42,633
Income tax expense	17,456	19,792	10,998	22,741	19,829	16,947

Net income	$49,097	51,536	28,849	54,815	42,132	25,686

Earnings per share:
Basic	$1.00	1.03	0.57	1.10	0.88	0.54

Diluted	$0.99	1.03	0.56	1.09	0.87	0.53

At or for
the Six
Months
Ended
At or for the Year Ended December 31,	December 31,	At or for the Year Ended June 30,
2007	2006	2005*	2005	2004	2003
Key Financial Ratios and Other Data:
Return on average assets (net income divided by average total assets)	0.73%	0.79%	0.91%	0.86%	0.68%	0.51%
Return on average equity (net income divided by average equity)	8.18%	8.60%	9.81%	9.74%	8.17%	7.15%
Average capital to average assets	8.96%	9.19%	9.23%	8.87%	8.27%	7.07%
Capital to total assets	9.20%	9.26%	9.04%	9.20%	8.68%	6.95%
Net interest rate spread (average yield on interest-earning assets less average cost of interest-bearing liabilities)	2.74%	2.77%	2.99%	3.07%	2.83%	2.85%
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.10%	3.06%	3.21%	3.24%	2.98%	3.01%
Noninterest expense to average assets	2.28%	2.20%	2.08%	2.03%	2.06%	2.29%
Net interest income to noninterest expense	1.21	x	1.24	x	1.37	x	1.43	x	1.29	x	1.21	x
Dividend payout ratio	84.85%	67.96%	53.57%	44.04%	45.98%	60.38%
Nonperforming loans to net loans receivable	1.03%	0.92%	0.93%	0.76%	0.80%	0.96%
Nonperforming assets to total assets	0.88%	0.72%	0.74%	0.64%	0.57%	0.68%
Allowance for loan losses to nonperforming loans	84.22%	92.92%	77.67%	93.91%	94.35%	82.93%
Allowance for loan losses to net loans receivable	0.87%	0.85%	0.72%	0.72%	0.76%	0.79%
Average interest-earning assets to average interest-bearing liabilities	1.10	x	1.09	x	1.09	x	1.08	x	1.06	x	1.06	x
Number of:
Full-service offices	166	160	153	153	152	141
Consumer finance offices	51	51	50	49	49	47

*	Ratios are annualized where appropriate

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
     Effective December 31, 2005, the Company changed its fiscal year end from June 30 to December 31. As such, this report contains certain information for comparative purposes that may not have been previously reported.
     Total assets increased by $135.7 million, or 2.1%, to $6.664 billion at December 31, 2007 from $6.528 billion at December 31, 2006. This increase is primarily related to the June 2007 acquisition of Penn Laurel Financial Corporation and its subsidiary CSB Bank (“CSB Bank”). The Company converted CSB Bank’s five Clearfield and Elk County Pennsylvania offices into offices of the Bank. CSB Bank had assets of approximately $230.0 million, including loans of $144.4 million and deposits of $165.8 million.

     The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on the Company’s interest-earning assets, consisting primarily of loans, mortgage-backed securities and other investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, borrowed funds, and trust-preferred securities. Net interest income is a function of the Company’s interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. Also contributing to the Company’s earnings is noninterest income, which consists primarily of service charges and fees on loan and deposit products and services, fees related to insurance and investment management and trust services, and gains and losses on sale of assets. Interest income and noninterest income are offset by a provision for loan losses, general administrative and other expenses, including employee compensation and benefits and occupancy and equipment costs, as well as by state and federal income tax expense.
     Net income for the year ended December 31, 2007 was $49.1 million, or $0.99 per diluted share, a decrease of $2.4 million, or 4.7%, from $51.5 million, or $1.03 per diluted share, for the year ended December 31, 2006. This decrease was a result of a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income, all of which are discussed in detail in the following sections.
Critical Accounting Policies
     The Company’s critical accounting policies involve accounting estimates that: a) require assumptions about highly uncertain matters, and b) could vary sufficiently to cause a material effect on the Company’s financial condition or results of operations.
     Allowance for Loan Losses. In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using the Company’s historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date. Commercial loans over a certain dollar amount are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans under SFAS 114, “Accounting by Creditors for Impairment of a Loan”. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations. The allowance review methodology is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results. Management believes, to the best of their knowledge, that all known losses as of December 31, 2007 have been recorded.
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
     In determining the present value of future obligations for pension benefits at December 31, 2007, the Company used a discount rate of 6.25%, which is slightly higher than the discount rate used at December 31, 2006 of 5.75%. The Company uses the Citigroup Pension Liability Index rate as of the measurement date to determine the discount rate. The Company’s measurement date is currently October 31, but will change to December 31 effective January 1, 2008, concurrent with the Company’s adoption of the measurement provisions of Statement of Financial Accounting Standards No. 158. The Company’s pre-tax pension expense is forecasted to decrease from approximately $5.4 million for the year ended December 31, 2007 to approximately $4.8 million for the year ended December 31, 2008.
Financial Condition
     Cash and equivalents. Cash and equivalents increased by $76.3 million, or 49.4%, to $230.6 million at December 31, 2007 from $154.3 million at December 31, 2006. This increase was attributable to cash flows received from a decrease in investment securities and an increase in deposits. Cash and equivalents increased by $2.2 million, or 1.5%, to $154.3 million at December 31, 2006 from $152.1 million at December 31, 2005. This increase was primarily attributable to cash flows received from an increase in deposits.
     Investment securities. Investment securities decreased $252.3 million, or 29.5%, to $601.6 million at December 31, 2007 from $853.9 million at December 31, 2006. This decrease was primarily the result of the Company’s November 2007 divestiture of investments that carried higher credit risk as well as the redemption of callable agency securities throughout the year. Included in the sale of investments were securities previously classified as held-to-maturity. As a result of the sale of the held-to-maturity securities, the Company reclassified all of its securities as available-for-sale and going forward for approximately two years will be required to classify all security purchases as available-for-sale. Investment securities increased $119.6 million, or 16.3%, to $853.9 million at December 31, 2006 from $734.3 million at December 31, 2005. This increase was primarily the result of funds received from loan sales being temporarily invested in investment securities until the Company used such funds to originate consumer and commercial loans.
     Mortgage-backed securities. Mortgage-backed securities decreased $98.9 million, or 15.7%, to $531.7 million at December 31, 2007 from $630.6 million at December 31, 2006. This decrease was the result of accelerated principal repayments occurring throughout the year due to decreasing interest rates for mortgage loans. Mortgage-backed securities increased $116.8 million, or 22.7%, to $630.6 million at December 31, 2006 from $513.8 million at December 31, 2005. This increase was the result of the funds received from loan sales being invested in mortgage-backed securities pending the reinvestment into consumer and commercial loans.
     Loans receivable. Net loans receivable increased $383.2 million, or 8.7%, to $4.796 billion at December 31, 2007 from $4.412 billion at December 31, 2006. This increase in loans was primarily attributable to growth in the Company’s consumer and commercial loan portfolios as well as the acquisition of CSB Bank. Consumer home equity loans increased $105.0 million, or 11.8%, commercial real estate loans increased $204.6 million, or 29.2%, and commercial business loans increased $132.1 million, or 56.2%. Included in these increases was the acquisition of CSB Bank which added loans of $144.4 million, including commercial loans of $102.3 million. Net loans receivable decreased $209.8 million, or 4.5%, to $4.412 billion at December 31, 2006 from $4.622 billion at December 31, 2005. The decrease in loans was primarily attributed to the sale of one- to four- family mortgage loans and education loans, offset by strong demand for consumer and commercial loans throughout the Company’s market area, as well as the acquisition of Maryland Permanent Bank in May of 2006, which provided loans of $62.2 million.
     Deposits. Deposits increased $175.6 million, or 3.3%, to $5.542 billion at December 31, 2007 from $5.367 billion at December 31, 2006. This increase in deposits was primarily attributable to the acquisition of CSB Bank, which contributed deposits of $165.8 million. Deposits increased by $138.3 million, or 2.6%, to $5.367 billion at December 31, 2006 from $5.228 billion at December 31, 2005. This increase was primarily attributed to the acquisition of Maryland Permanent Bank with deposits of $83.3 million.
     Shareholders’ equity. Shareholders’ equity increased by $8.3 million, or 1.4%, to $612.9 million at December 31, 2007 from $604.6 million at December 31, 2006. This increase in shareholders’ equity was primarily attributable to net income of $49.1 million and other comprehensive income of $12.4 million, which was partially offset by the payment of dividends of $15.7 million and the repurchase of treasury stock of $40.8 million. Shareholders’ equity increased by $18.9 million, or 3.2%, to $604.6 million at December 31, 2006 from $585.7 million at December 31, 2005. This increase was primarily attributed to net income of $51.5 million, which was partially offset by the payment of dividends of $13.7 million, the effect of the adoption of new pension accounting rules which decreased shareholders’ equity by $10.3 million and the repurchase of treasury stock of $8.1 million.
Results of Operations – Year ended December 31, 2007 compared to year ended December 31, 2006
     Interest income. Interest income increased $27.3 million, or 7.2%, on a taxable equivalent basis, to $404.6 million for the year ended December 31, 2007 from $377.3 million for the year ended December 31, 2006. The increase in interest income was due to both an increase in the average balance of interest-earning assets and an increase in the average yield on interest-earning assets. The average balance of interest-earning assets increased $163.9 million, or 2.7%, to $6.249 billion for the year ended December 31, 2007 from $6.085 billion for the year ended December 31, 2006. The average rate earned on interest-earnings assets increased by 25 basis points, to 6.45% for the year ended December 31, 2007 from 6.20% for the year ended December 31, 2006. The growth in average interest-earning assets was primarily attributable to the acquisition of CSB Bank and the increase in average rate was primarily attributable to the continued change in mix of the Company’s loan portfolio with an emphasis on increasing the percentage of consumer and commercial loans while decreasing the percentage of one- to four-family mortgage loans.
     Interest income on loans receivable increased $29.3 million, or 10.2%, on a taxable equivalent basis, to $317.3 million for the year ended December 31, 2007 from $288.0 million for the year ended December 31, 2006. This increase was attributable to increases in both the average balance of loans receivable and the average yield on those loans. The average loans receivable balance increased $265.4 million, or 6.0%, to $4.661 billion for the year ended December 31, 2007 from $4.395 billion for the year ended December 31, 2006. This increase was attributable to both the Company’s efforts in attracting and maintaining quality consumer and commercial loan relationships as well as the acquisition of CSB Bank. During the year the Company increased commercial loan balances by $336.8 million, or 35.9% and consumer home equity loans by $105.0 million, or 11.8%. The average yield on loans receivable increased 19 basis points for the year ended December 31, 2007 to 6.78% from

6.59% for the year ended December 31, 2006. This increase was primarily attributable to the significant growth in consumer and commercial loans which generally carry higher rates of interest than mortgage loans.
     Interest income on mortgage-backed securities decreased $2.1 million, or 6.8%, to $29.4 million for the year ended December 31, 2007 from $31.5 million for the year ended December 31, 2006. This decrease is primarily attributable to a decrease in the average balance of $76.9 million, or 11.6%, to $584.1 million for the year ended December 31, 2007 from $661.0 million for the year ended December 31, 2006. This decrease was attributable to the Company’s efforts to use cash flows from these securities to fund loan growth. The decrease in average balance was partially offset by an increase in the average yield of 26 basis points to 5.03% for the year ended December 31, 2007 from 4.77% for the year ended December 31, 2006 as the yield on floating rate bonds increased over the past 18 months with the movement of short-term interest rates.
     Interest income on investment securities decreased $1.5 million, or 3.0%, on a taxable equivalent basis, to $48.0 million for the year ended December 31, 2007 from $49.5 million for the year ended December 31, 2006. This decrease was primarily attributable to a decrease in the average balance of $41.1 million, or 4.8%, to $820.3 million for the year ended December 31, 2007 from $861.4 million for the year ended December 31, 2006. This decrease was attributable to the Company’s efforts to use cash flows from these securities to fund loan growth. The decrease in average balance was partially offset by an increase in the average yield of 11 basis points to 5.85% for the year ended December 31, 2007 from 5.74% for the year ended December 31, 2006. This increase in average yield is primarily attributable to the Company purchasing securities during the year yielding higher interest rates than those in the investment portfolio.
     Interest expense. Interest expense increased $19.9 million, or 10.4%, to 211.0 million for the year ended December 31, 2007 from $191.1 million for the year ended December 31, 2006. This increase was attributed to increases in both the average balance and the average rate paid on deposits. The average balance increased $235.0 million, or 4.7%, to $5.206 billion for the year ended December 31, 2007 from $4.971 billion for the year ended December 31, 2006. This increase was primarily due to the acquisition of CSB Bank, which contributed approximately $82.9 million to the average balance of deposits. The average rate paid on deposits increased 42 basis points to 3.58% for the year ended December 31, 2007 from 3.16% for the year ended December 31, 2006. This increase in the average rate was due to both a general increase in average short-term rates and the change in mix of deposits with an increase in higher cost certificates of deposit and a decrease in low-cost passbook and statement savings accounts. Partially offsetting the increase in the cost of deposits was a decrease in interest expense on trust preferred debentures of $8.4 million, as the Company redeemed approximately $99.0 million of trust preferred securities in December 2006.
     Net interest income (including GAAP reconciliation). Net interest income increased $7.4 million, or 4.0%, on a taxable equivalent basis, to $193.6 million for the year ended December 31, 2007 from $186.2 million for the year ended December 31, 2006. This increase was a result of the factors previously discussed, primarily due to a larger increase in interest earning assets than in interest bearing liabilities contributing to a four basis point increase in net interest margin to 3.10% for the year ended December 31, 2007 from 3.06% for the year ended December 31, 2006. The interest earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparisons of yields for all interest-earning assets, we also provide net interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on other taxable investments. This adjustment is not permitted under GAAP in the Consolidated Statements of Income. Net interest income on a GAAP basis was $185.0 million, the taxable-equivalent adjustment was $8.6 million and the net interest income on a taxable equivalent basis was $193.6 million for the year ended December 31, 2007. Net interest income on a GAAP basis was $177.5 million, the taxable-equivalent adjustment was $8.7 million and the net interest income on a taxable equivalent basis was $186.2 million for the year ended December 31, 2006.
     Provision for loan losses. Management analyzes the allowance for loan losses as described in the section “Allowance for Loan Losses.” The provision recorded adjusts this allowance to a level that reflects the loss inherent in the Company’s loan portfolio as of the reporting date. The provision for loan losses increased $263,000, or 3.1%, to $8.7 million for the year ended December 31, 2007 from $8.5 million for the year ended December 31, 2006. To the best of management’s knowledge, all known losses as of December 31, 2007 have been recorded.
     Noninterest income. Noninterest income decreased $3.0 million, or 6.5%, to $43.0 million for the year ended December 31, 2007 from $46.0 million for the year ended December 31, 2006. This decrease in noninterest income was primarily due to the loss on sale of investment securities in the amount of $1.6 million and a noncash other-than temporary impairment of Freddie Mac preferred stock of $1.9 million. The decrease was also impacted by a $4.1 million gain on the sale of education loans in the previous year. The negative effect of the prior year gain on sale of education loans and the current year losses on securities were partially offset by increases in service charges and fees of $3.3 million, trust and other financial services income of $902,000, insurance commission income of $155,000 and mortgage banking income of $1.2 million.
     Noninterest expense. Noninterest expense increased $9.0 million, or 6.3%, to $152.7 million for the year ended December 31, 2007 from $143.7 million for the year ended December 31, 2006. This increase was primarily due to an increase in compensation and employee benefits of $5.6 million, an increase in processing expenses of $3.0 million, an increase in premises and occupancy costs of $1.0 million, an increase in advertising of $924,000 and an increase in amortization of intangible assets of $623,000 all of which are partially offset by a decrease in the loss on early extinguishment of debt of $3.1 million. These increases in operating expenses were a result of the Company’s continued expansion of its existing retail office network, both de novo and through the CSB acquisition, as well as the addition of commercial lending and investment management and trust personnel.
     Income taxes. Income tax expense decreased $2.3 million, or 11.8%, to $17.5 million for the year ended December 31, 2007 from $19.8 million for the year ended December 31, 2006. This decrease is due to a decrease in income before income taxes of $4.8 million and a decrease in the effective tax rate from 27.7% to 26.2%. The decrease in the effective tax rate was primarily due to lower state incomes taxes and a higher percentage of earnings on tax free assets during the current year.
Results of Operations – Year ended December 31, 2006 compared to twelve months ended December 31, 2005
     Interest income. Interest income increased $34.7 million, or 10.1%, on a taxable equivalent basis, to $377.3 million for the year ended December 31, 2006 from $342.6 million for the twelve-month period ended December 31, 2005. The increase in interest income was due to both an increase in the average balance of interest-earning assets and an increase in the average yield on interest-earning assets. The average balance of interest-earning assets increased $173.3 million, or 2.9%, to $6.085 billion for the year ended December 31, 2006 from $5.912 billion for the twelve months ended December 31, 2005. The average rate earned on interest-earning assets increased by 40 basis points, to 6.20% for the year ended December 31, 2006 from 5.80% for the twelve months ended December 31, 2005. The growth of average interest-earning assets is primarily attributable to the acquisition of Maryland Permanent Bank, while the increase in the average rate earned is primarily attributable to the increase in market interest rates that occurred during the year ended December 31, 2006.
     Interest income on loans receivable increased $12.5 million, or 4.5%, on a taxable equivalent basis, to $288.0 million for the year ended December 31, 2006 from $275.5 million for the twelve-month period ended December 31, 2005. This increase is primarily attributable to an increase in the average yield on loans, partially offset by a decrease in the average balance. The average yield on loans receivable increased 36 basis points to 6.59% for the year ended December 31, 2006 from 6.23% for the twelve months ended December 31, 2005. This increase is primarily attributable to the Company’s effort to shift its lending focus from growing one- to four- family mortgage loans to originating more consumer and commercial loans which generally have higher interest rates. During the year, the Company increased home equity consumer loans by $106.9 million, or 13.7%, to $887.4 million from $780.5 million and commercial loans by $185.2 million, or 24.6%, to $937.3 million from $752.1 million while reducing one- to four-family mortgage loans by $394.9 million to $2.411 billion from $2.806 billion.
     Interest income on mortgage-backed securities increased $7.4 million, or 30.5%, to $31.5 million for the year ended December 31, 2006 from $24.1 million for the twelve month period ended December 31, 2005. This increase in interest income resulted from increases in both the average balance of mortgage-backed securities and the average rate earned on mortgage-backed securities. The average balance increased $33.0 million, or 5.3%, to $661.0 million for the year ended December 31, 2006 from $628.0 million for the twelve months ended December 31, 2005. This increase is due primarily to the Company investing excess funds from the previously discussed loan sales in these and other types of securities until it can direct the funds to the loan portfolio. The average yield earned on mortgage-backed securities increased 92 basis points to 4.77% for the year ended December 31, 2006 from 3.85% for the twelve months ended December 31, 2005. This increase is the result of the generally higher market interest rates.
     Interest income on investment securities increased $10.3 million, or 26.4%, on a taxable equivalent basis, to $49.5 million for the year ended December 31, 2006 from $39.2 million for the twelve-month period ended December 31, 2005. This increase in interest income is the result of increases in both the average balance of investment securities and the average yield earned on investment securities. The average balance increased $121.7 million, or 16.5% to $861.4 million for the year ended December 31, 2006 from $739.7 million for the twelve months ended December 31, 2005. This increase was due to the investment of funds received from loan sales until these funds could be reinvested in consumer and commercial loans. The average yield increased 45 basis points to 5.74% for the year ended December 31, 2006 from 5.29% at for the twelve months ended December 31, 2005. This increase is due to the general increase in market interest rates.

     Interest expense. Interest expense increased $41.0 million, or 27.3%, to $191.1 million for the year ended December 31, 2006 from $150.1 million for the twelve-month period ended December 31, 2005. This increase is due to increases in both the average balance of interest-bearing liabilities and the average rate paid on interest-bearing liabilities. The average balance of interest-bearing liabilities increased $125.7 million, or 2.3%, to $5.578 billion for the year ended December 31, 2006 from $5.452 billion for the twelve months ended December 31, 2005. This increase is due primarily to the acquisition of Maryland Permanent Bank as well as the addition of approximately $100.0 million of trust preferred securities with interest rates 2.22% lower than the existing trust preferred securities. The average rate paid on interest-bearing liabilities increased 68 basis points to 3.43% for the year ended December 31, 2006 from 2.75% for the twelve months ended December 31, 2005. This increase is due to higher market interest rates as well as a shift by our customers from savings accounts to certificates of deposit.
     Net interest income (including GAAP reconciliation). Net interest income decreased $6.3 million, or 3.3%, on a taxable equivalent basis, to $186.2 million for the year ended December 31, 2006 from $192.5 million for the twelve month period ended December 31, 2005. This decrease is a result of the factors discussed in the previous analysis, primarily the sustained increase in interest rates which caused interest bearing liabilities to reprice faster than interest earnings assets. The interest earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparisons of yields for all interest-earning assets, we also provide net interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on other taxable investments. This adjustment is not permitted under GAAP in the Consolidated Statements of Income. Net interest income on a GAAP basis was $177.5 million, the taxable-equivalent adjustment was $8.7 million and the net interest income on a taxable equivalent basis was $186.2 million for the year ended December 31, 2006. Net interest income on a GAAP basis was $184.6 million, the taxable-equivalent adjustment was $7.9 million and the net interest income on a taxable equivalent basis was $192.5 million for the twelve months ended December 31, 2005.
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
     Noninterest Income. Noninterest income increased $9.3 million, or 25.3%, to $46.0 million for the year ended December 31, 2006 from $36.7 million for the twelve-month period ended December 31, 2005. The increase in noninterest income was due primarily to increases in service charges and fees, trust and other financial services income and gains on sale of loans. Service charges and fees increased $5.6 million, or 27.1%, to $26.3 million for the year ended December 31, 2006 from $20.7 million for the twelve-month period ended December 31, 2005. This increase is due to a change in the way the Company processes overdraft items and the implementation of the Company’s overdraft protection program. Trust and other financial services income increased $875,000, or 19.7%, to $5.3 million for the year ended December 31, 2006 from $4.4 million for the twelve-month period ended December 31, 2005. This increase is due primarily to an increase in the balance of assets under management. The gain on sale of loans increased $3.1 million to $3.4 million for the year ended December 31, 2006 from $343,000 for the twelve-month period ended December 31, 2005. This large increase is due to the divestiture of the Company’s education loan portfolio of approximately $130 million.
     Noninterest Expense. Noninterest expense increased $11.8 million, or 8.9%, to $143.7 million for the year ended December 31, 2006 from $131.9 million for the twelve-month period ended December 31, 2005. This increase is due primarily to increases in compensation and employee benefits, premises and occupancy costs, office operations, processing expenses and the loss on the early extinguishment of debt. Excluding the loss on the early extinguishment of debt, these major expense categories have all increased as a result of the growth of the Bank’s retail franchise. Compensation and employee benefits increased $5.9 million, or 8.1%, to $78.6 million for the year ended December 31, 2006 from $72.7 million for the twelve-month period ended December 31, 2005. The primary reason for this increase is the addition of commercial lenders, trust officers and business services personnel to assist in meeting the Company’s strategic objectives. The loss on the early extinguishment of debt of $3.1 million is related to the redemption of seasoned trust preferred securities issued in 2001. The loss recorded represents the write-off of the unamortized deferred issuance expenses that were capitalized when the securities were issued.
     Income Taxes. Income tax expense decreased $2.6 million, or 11.5%, to $19.8 million for the year ended December 31, 2006 from $22.4 million for the twelve-month period ended December 31, 2005. This decrease is due to a decrease in income before income taxes and a decrease in the effective tax rate. The effective tax rate for the year ended December 31, 2006 was 27.7% compared with 28.3% for the twelve-month period ended December 31, 2005. The decrease in the effective tax rate was due to a higher percentage of earnings on tax-free assets during 2006.

Results of Operations – Six months ended December 31, 2005 compared to six months ended December 31, 2004
     Interest income. Interest income increased by $13.0 million, or 8.0%, on a taxable equivalent basis, to $174.5 million for the six-month transition period ended December 31, 2005 from $161.5 million for the six-month period ended December 31, 2004. The increase was primarily due to an increase in the average rate earned on interest-earning assets of 44 basis points. This increase in average rate earned was primarily due to an increase in the yield on variable rate assets during a period of increasing short-term interest rates.
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
     Interest expense. Interest expense increased by $12.0 million, or 17.9%, to $79.4 million for the six-month transition period ended December 31, 2005 from $67.4 million for the six-month period ended December 31, 2004. This increase in interest expense resulted from a 46 basis point increase in the average rate paid on interest-bearing liabilities while the average balance decreased by $80.3 million, or 1.5%, to $5.439 billion for the six months ended December 31, 2005 from $5.520 billion for the six months ended December 31, 2004. The increase in average rate paid on interest-bearing liabilities was a result of the overall increases in market rates, which significantly increased the rates paid on interest-bearing checking, money market and certificate accounts.
     Net interest income (including GAAP reconciliation). Net interest income increased by $880,000, or 1.0%, on a taxable equivalent basis, to $95.0 million for the six-month transition period ended December 31, 2005 from $94.2 million for the six-month period ended December 31, 2004. This increase is the combined result of the factors discussed above. The interest earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparisons of yields for all interest-earning assets, we also provide net interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on other taxable investments. This adjustment is not permitted under GAAP in the Consolidated Statements of Income. Net interest income on a GAAP basis was $91.0 million, the taxable-equivalent adjustment was $4.0 million and the net interest income on a taxable equivalent basis was $95.0 million for the six months ended December 31, 2005. Net interest income on a GAAP basis was $90.2 million, the taxable-equivalent adjustment was $4.0 million and the net interest income on a taxable equivalent basis was $94.2 million for the six months ended December 31, 2004.
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

     Noninterest income. Noninterest income increased by $4.8 million, or 31.4%, to $19.9 million for the six-month transition period ended December 31, 2005 from $15.1 million for the six-month period ended December 31, 2004. The increase in noninterest income is primarily due to increases in service charges and fees, trust and other financial services income and insurance commission income. Service charges and fees increased $3.9 million, or 49.0%, to $11.9 million while trust and other financial services income and insurance commission income had modest increases of $155,000 and $251,000, respectively. The increase in service charges and fees were largely attributable to a new overdraft product the Company implemented during the six-month transition period. The increases in trust and other financial services income and insurance commission income are largely volume related.
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
     Income taxes. Income tax expense decreased by $376,000, or 3.3%, to $11.0 million for the six-month transition period ended December 31, 2005 from $11.4 million for the six-month period ended December 31, 2004. The effective tax rate at December 31, 2005 was 27.6%. This low effective tax rate is primarily due to the receipt of federal and state tax credits during the six month period.
Results of Operations – Fiscal year ended June 30, 2005 compared to fiscal year ended June 30, 2004
     Interest income. Interest income increased by $21.7 million, or 7.1%, on a taxable equivalent basis, to $329.7 million for the fiscal year ended June 30, 2005 from $308.0 million for the fiscal year ended June 30, 2004. The increase was primarily due to increases in both average interest-earning assets of $89.4 million and average rate earned on interest-earning assets of 29 basis points. The increase in interest-earning assets was due to the continued growth of the Northwest franchise, while the increase in average rates earned was due to an increase in the yield on variable rate assets during a period of increasing short-term interest rates.
     Interest income on loans receivable increased by $17.3 million, or 7.0%, on a taxable equivalent basis, to $262.2 million for the fiscal year ended June 30, 2005 from $244.9 million for the fiscal year ended June 30, 2004. This increase resulted from continued portfolio growth, the effects of which were offset by a decrease in the portfolio yield. Average loans outstanding increased by $388.0 million, or 10.1%, to $4.234 billion from $3.846 billion, while the average taxable equivalent yield on these loans decreased 18 basis points to 6.19% from 6.37%. The decrease in yield was due primarily to the refinancing of loans with rates that were higher than current market rates.
     Interest income on mortgage-backed securities increased by $287,000, or 1.1%, to $26.1 million for the fiscal year ended June 30, 2005 from $25.8 million for the fiscal year ended June 30, 2004. Interest income on mortgage-backed securities increased due to the average rate increasing by 66 basis points from 2.92% to 3.58%, which was largely offset by a decrease in the average balance of $154.1 million, or 17.4% to $729.8 million from $883.9 million. The increase in yield reflects an increase in the rates for variable rate securities and the decrease in average balance reflects the Company’s effective deployment of funds from mortgage-backed securities to loans.
     Interest income on investment securities increased by $3.3 million, or 9.9%, on a taxable equivalent basis, to $36.4 million for the fiscal year ended June 30, 2005 from $33.1 million for the fiscal year ended June 30, 2004. This increase was due to the average balance increasing by $27.4 million, or 4.1%, from $662.7 million to $690.1 million and the average rate increasing 28 basis points from 5.00% to 5.28%. The increase in average balance results from the Company’s ongoing management of its balance sheet where overnight funds were moved into investment securities that provide higher yields. The increase in interest rates resulted from rates on variable rate investments increasing with the general upward movement in market interest rates.
     Interest expense. Interest expense increased by $3.5 million, or 2.7%, to $138.0 million for the fiscal year ended June 30, 2005 from $134.5 million for the fiscal year ended June 30, 2004. This relatively modest increase in interest expense resulted from a $16.3 million, or less than 1%, increase in interest bearing liabilities combined with a 5 basis points increase in the average cost to 2.51% from 2.46%.

     Net interest income (including GAAP reconciliation). Net interest income increased by $18.2 million, or 10.5%, on a taxable equivalent basis, to $191.7 million for the fiscal year ended June 30, 2005 from $173.5 million for the fiscal year ended June 30, 2004. This increase is the combined result of all of the factors discussed above. The interest earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparisons of yields for all interest-earning assets, we also provide net interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on other taxable investments. This adjustment is not permitted under GAAP in the Consolidated Statements of Income. Net interest income on a GAAP basis was $183.8 million, the taxable-equivalent adjustment was $7.9 million and the net interest income on a taxable equivalent basis was $191.7 million for the fiscal year ended June 30, 2005. Net interest income on a GAAP basis was $165.8 million, the taxable-equivalent adjustment was $7.7 million and the net interest income on a taxable equivalent basis was $173.5 million for the fiscal year ended June 30, 2004.
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
     Income taxes. Income tax expense increased by $3.0 million, or 14.7%, to $22.8 million for the year ended June 30, 2005 from $19.8 million for the year ended June 30, 2004. Primarily contributing to the increase was an increase in pre-tax income of $15.6 million, or 25.2%.

     Average Balance Sheets. The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Years Ended December 31,
	2007				2006				2005
				Average				Average				Average
	Average			Yield/	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)(2)(3)	$4,660,693		317,321	6.78%	$4,395,274		$288,037	6.59%	$4,421,814		$275,518	6.23%
Mortgage-backed securities (5)	584,053		29,385	5.03%	660,986		31,523	4.77%	627,979		24,147	3.85%
Investment securities (4)(5)(6)	820,337		47,990	5.85%	861,411		49,450	5.74%	739,727		39,123	5.29%
FHLB stock	33,348		2,017	6.05%	34,292		1,692	4.93%	33,702		1,032	3.06%
Interest-earning deposits:	150,665		7,867	5.15%	133,218		6,584	4.87%	88,659		2,805	3.12%

Total interest-earning assets:	$6,249,096		404,580	6.45%	6,085,181		377,286	6.20%	5,911,881		342,625	5.80%
Noninterest-earning assets (7)	453,922				437,607				446,194

Total assets	$6,703,018				$6,522,788				$6,358,075

Interest-bearing liabilities:
Savings accounts	$793,172		10,909	1.38%	$882,974		$12,619	1.43%	$1,030,150		$14,213	1.38%
Interest-bearing demand accounts	698,585		11,038	1.58%	663,046		9,396	1.42%	672,852		6,845	1.02%
Money market demand accounts	637,983		23,551	3.69%	574,820		19,446	3.38%	645,273		14,204	2.20%
Certificate accounts	3,076,693		141,042	4.58%	2,850,548		115,524	4.05%	2,572,588		86,841	3.38%
Borrowed funds (8)	381,262		17,225	4.52%	402,789		18,508	4.59%	423,392		19,241	4.54%
Debentures	105,850		7,250	6.76%	203,413		15,616	7.57%	107,605		8,737	8.01%

Total interest-bearing liabilities	$5,693,545		211,015	3.71%	5,577,590		191,109	3.43%	5,451,860		150,081	2.75%
Noninterest-bearing liabilities	409,096				346,016				327,357

Total liabilities	$6,102,641				5,923,606				5,779,217
Shareholders’ equity	600,377				599,182				578,858

Total liabilities and equity	$6,703,018				$6,522,788				$6,358,075

Net interest income			$193,565				$186,177				$192,544

Net interest rate spread (9)				2.74%				2.77%				3.05%

Net interest-earning assets	$555,551				$507,591				$460,021

Net interest margin (10)				3.10%				3.06%				3.26%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10	x			1.09	x			1.08	x

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(3)	Interest income on tax-free loans is presented on a taxable equivalent basis including adjustments of $1,751, $1,721 and $1,519, respectively.

(4)	Interest income on tax-free investment securities is presented on a taxable equivalent basis including adjustments of $6,798, $6,992 and $6,435, respectively.

(5)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(6)	Average balances include Fannie Mae and Freddie Mac stock.

(7)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(8)	Average balances include FHLB advances, securities sold under agreements to repurchase and other borrowings.

(9)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(10)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Six Months Ended December 31,
	2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (11)	Balance	Interest	Cost (11)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)(2)(3)	$4,532,523	$141,983	6.27%	$4,157,376	$128,623	6.19%
Mortgage-backed securities (5)	568,879	11,332	3.98%	772,434	13,286	3.44%
Investment securities (4)(5)(6)	731,612	19,585	5.35%	632,350	16,877	5.34%
FHLB stock	34,467	468	2.72%	38,073	291	1.53%
Interest-earning deposits:	56,594	1,088	3.84%	324,120	2,467	1.52%

Total interest-earning assets:	$5,924,075	174,456	5.89%	5,924,353	161,544	5.45%
Noninterest-earning assets (7)	488,639			423,843

Total assets	$6,412,714			$6,348,196

Interest-bearing liabilities:
Savings accounts	$987,053	$7,035	1.41%	$1,088,531	$7,325	1.35%
Interest-bearing demand accounts	672,092	3,839	1.13%	665,356	2,357	0.71%
Money market demand accounts	610,655	7,668	2.49%	832,161	7,167	1.72%
Certificate accounts	2,642,507	46,807	3.51%	2,384,768	36,477	3.06%
Borrowed funds (8)	413,946	9,443	4.53%	446,854	10,092	4.52%
Debentures	113,147	4,622	8.10%	102,062	3,964	7.77%

Total interest-bearing liabilities	$5,439,400	79,414	2.90%	5,519,732	67,382	2.44%
Noninterest-bearing liabilities	345,074			272,046

Total liabilities	$5,784,474			5,791,778
Shareholders’ equity	588,240			556,418

Total liabilities and equity	$6,372,714			$6,348,196

Net interest income		$95,042			$94,162

Net interest rate spread (9)			2.99%			3.01%

Net interest-earning assets	$484,675			$404,621

Net interest margin (10)			3.21%			3.18%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09x			1.07x

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(3)	Interest income on tax-free loans is presented on a taxable equivalent basis including adjustments of $819 and $625, respectively.

(4)	Interest income on tax-free investment securities is presented on a taxable equivalent basis including adjustments of $3,188 and $3,318, respectively.

(5)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(6)	Average balances include Fannie Mae and Freddie Mac stock.

(7)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(8)	Average balances include FHLB advances, securities sold under agreements to repurchase and other borrowings.

(9)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(10)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(11)	Presented on an annualized basis.

	Years Ended June 30,
	2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)(2)(3)	$4,234,241	$262,158	6.19%	$3,846,261	$244,926	6.37%
Mortgage-backed securities (5)	729,757	26,102	3.58%	883,914	25,815	2.92%
Investment securities (4)(5)(6)	690,096	36,415	5.28%	662,687	33,128	5.00%
FHLB stock	35,504	855	2.41%	38,381	572	1.49%
Interest-earning deposits:	222,422	4,184	1.88%	391,352	3,527	0.90%

Total interest-earning assets:	$5,912,020	329,714	5.58%	5,822,595	307,968	5.29%
Noninterest-earning assets (7)	433,796			415,125

Total assets	$6,345,816			$6,237,720

Interest-bearing liabilities:
Savings accounts	$1,080,889	$15,037	1.39%	$1,031,405	$13,923	1.35%
Interest-bearing demand accounts	669,485	5,363	0.80%	683,626	5,302	0.78%
Money market demand accounts	756,026	13,168	1.74%	876,157	14,786	1.69%
Certificate accounts	2,443,718	76,511	3.13%	2,317,003	72,317	3.12%
Borrowed funds (8)	439,847	19,889	4.52%	466,277	20,482	4.39%
Debentures	102,062	8,079	7.92%	101,297	7,656	7.56%

Total interest-bearing liabilities	$5,492,027	138,047	2.51%	5,475,765	134,466	2.46%
Noninterest-bearing liabilities	290,842			246,105

Total liabilities	$5,782,869			5,721,870
Shareholders’ equity	562,947			515,850

Total liabilities and equity	$6,345,816			$6,237,720

Net interest income		$191,667			$173,502

Net interest rate spread (9)			3.07%			2.83%

Net interest-earning assets	$419,993			$346,830

Net interest margin (10)			3.24%			2.98%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08x			1.06x

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(3)	Interest income on tax-free loans is presented on a taxable equivalent basis including adjustments of $1,325 and $1,296, respectively.

(4)	Interest income on tax-free investments is presented on a taxable equivalent basis including adjustments of $5,565 and $6,442, respectively.

(5)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(6)	Average balances include Fannie Mae and Freddie Mac stock.

(7)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(8)	Average balances include FHLB advances, securities sold under agreements to repurchase and other borrowings.

(9)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(10)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Years Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase/(Decrease) Due to		Total Increase	Increase/(Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In Thousands)
Interest-earning assets:
Loans receivable	$10,072	19,212	$29,284	$14,258	(1,739)	$12,519
Mortgage-backed securities	1,733	(3,871)	(2,138)	5,955	1,421	7,376
Investment securities	943	(2,403)	(1,460)	3,617	6,710	10,327
FHLB stock	382	(57)	325	637	23	660
Interest-earning deposits:	396	887	1,283	1,973	1,806	3,779

Total interest-earnings assets	$13,526	13,768	$27,294	$26,440	8,221	$34,661
Interest-bearing liabilities:
Savings accounts	(451)	(1,259)	(1,710)	510	(2,104)	(1,594)
Interest-bearing demand accounts	1,109	533	1,642	2,690	(139)	2,551
Money market demand accounts	1,870	2,235	4,105	7,626	(2,384)	5,242
Certificate accounts	15,752	9,766	25,518	18,359	10,324	28,683
Borrowed funds	(302)	(981)	(1,283)	213	(946)	(733)
Debentures	(1,280)	(7,086)	(8,366)	(901)	7,780	6,879

Total interest-bearing liabilities	$16,698	3,208	$19,906	$28,497	12,531	$41,028

Net change in net interest income	$(3,172)	10,560	$7,388	$(2,057)	(4,310)	$(6,367)

	Six Months Ended December 31,			Years Ended June 30,
	2005 vs. 2004			2005 vs. 2004
	Increase/(Decrease) Due to		Total Increase	Increase/(Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest-earning assets:
Loans receivable	$1,680	11,680	$13,360	$(7,474)	24,706	$17,232
Mortgage-backed securities	2,101	(4,055)	(1,954)	5,801	(5,514)	287
Investment securities	55	2,653	2,708	1,900	1,387	3,287
FHLB stock	226	(49)	177	352	(69)	283
Interest-earning deposits:	3,764	(5,143)	(1,379)	3,834	(3,177)	657

Total interest-earnings assets	$7,826	5,086	$12,912	$4,413	17,333	$21,746
Interest-bearing liabilities:
Savings accounts	433	(723)	(290)	436	678	1,114
Interest-bearing demand accounts	1,451	31	1,482	174	(113)	61
Money market demand accounts	3,283	(2,782)	501	474	(2,092)	(1,618)
Certificate accounts	6,077	4,253	10,330	233	3,961	4,194
Borrowed funds	102	(751)	(649)	602	(1,195)	(593)
Debentures	216	442	658	364	59	423

Total interest-bearing liabilities	$11,562	470	$12,032	$2,283	1,298	$3,581

Net change in net interest income	$(3,736)	4,616	$880	$2,130	16,035	$18,165

     Regulatory Capital Requirements. The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, and usually rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings, but excluding accumulated other comprehensive income), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit card relationships.
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
     The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2007, the Bank exceeded its capital requirements.
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
     The following table summarizes the Bank’s total shareholder’s equity, regulatory capital, total risk-based assets, and leverage and risk-based regulatory ratios at December 31, 2007 and 2006.

	December 31, 2007	December 31, 2006
	(Dollars in Thousands)
Total shareholders’ equity (GAAP capital)	$714,160	694,160
Less: accumulated other comprehensive income	(931)	11,627
Less: nonqualifying intangible assets	(183,396)	(166,252)

Leverage capital	$529,833	539,535
Plus: Tier 2 capital (1)	41,952	40,025

Total risk-based capital	$571,785	579,560

Average total assets for leverage ratio	$6,454,343	6,385,392

Net risk-weighted assets including off-balance sheet items	$4,053,803	3,790,927

Leverage capital ratio	8.21%	8.45%
Minimum requirement (2)	3.00% to 5.00%	3.00% to 5.00%
Risk-based capital ratio	14.10%	15.29%
Minimum requirement	8.00%	8.00%

(1)	Tier 2 capital consists of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC, and 45% of pre-tax net unrealized gains on securities available-for-sale.

(2)	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3.00%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points.
     The Bank is also subject to Pennsylvania Department of Banking (“Department”) capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.
     Liquidity and Capital Resources. The Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy of the Company, to be eligible for liquidity. Liquidity is quantified through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits. Using this formula, the Bank’s liquidity ratio was 18.0% as of December 31, 2007. The Bank adjusts its liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset and liability management objectives.
     In addition to deposits, the Company’s primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits amounted to $154.7 million at December 31, 2007. For additional information about cash flows from the Company’s operating, financing, and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.
     A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.
     Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. At December 31, 2007, the Company had $257.0 million in advances from the FHLB. The Company borrows from the FHLB to reduce interest rate risk and to provide liquidity when necessary.
     At December 31, 2007, the Company’s customers had $328.4 million of unused lines of credit available and $69.9 million in loan commitments. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at December 31, 2007, totaled $2.541 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company.
     The major sources of the Company’s cash flows are in the areas of loans, marketable securities, deposits and borrowed funds.
     Deposits are the Company’s primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of management’s control, such as the general level of short-term and long- term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as the Company, are also subject to deposit outflows. The Company’s net deposits increased/(decreased) by $9.7 million, $54.9 million, $(32.7) million and $(3.6) million for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005, respectively.
     Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates. Funds received from loan maturities and principal payments on loans for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005 were $1.235 billion, $1.118 billion, $584.0 million and $997.3 million, respectively. Loan originations for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005 were $1.742 billion, $1.488 billion, $856.4 million and $1.430 billion, respectively. The Company also sells a portion of the loans it originates in the current period and the cash flows from such sales for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005 were $250.3 million, $624.6 million, $86.2 million and $78.2 million, respectively.

     The Company also experiences significant cash flows from its portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature. Cash flow from the repayment of principal and the maturity of marketable securities for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005 were $333.8 million, $254.2 million, $157.7 million and $483.1 million, respectively.
     When necessary, the Company utilizes borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net increase/(decrease) of $(65.8) million, $(23.7) million, $2.3 million and $(37.9) million for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005, respectively. During 2008, the Company will have $84.0 million of FHLB advances mature.
     Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $15.7 million, $13.7 million, $6.1 million and $20.2 million for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005, respectively. Northwest Bancorp MHC first began waiving dividends in the quarter ending June 30, 2002. They accepted payment of dividends during the fourth fiscal quarter of the year ended June 30, 2004 and the first three quarters of the fiscal year ending June 30, 2005. Since that time, they have continued to waive the receipt of dividends. Dividends waived by Northwest Bancorp, MHC during the year ended December 31, 2007 were $25.7 million. In September 2005, the Company initiated the first of its three common stock repurchase plans. Since that time the Company has used $40.8 million, $8.1 million and $17.2 million to repurchase a total of 2.6 million treasury shares during the years ended December 31, 2007 and 2006 and the six-month transition period ended December 31, 2005.
     Contractual Obligations. The Company is obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type.

	Payments due
	Less than one	One year to less than	Three years to less	Five years or
	year	three years	than five years	greater	Total
	(In Thousands)
Contractual obligations at December 31, 2007
Long-term debt (1)	$166,121	72,155	100,000	839	$339,115
Junior subordinated debentures (2)	—	—	—	108,320	108,320
Operating leases (3)	3,772	6,432	4,382	10,444	25,030

Total	$169,893	78,587	104,382	119,603	$472,465

(1)	See Note 11, Borrowed funds, of the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 22, Junior Subordinated Debentures/Trust-Preferred Securities, of the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 8, Premises and Equipment, of the Notes to Consolidated Financial Statements for additional information.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     The Company’s policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of its interest-earning assets. The Company (i) purchases adjustable-rate investment securities and mortgage-backed securities which at December 31, 2007 totaled $386.0 million; and (ii) originates adjustable-rate mortgage loans, adjustable-rate consumer loans, and adjustable-rate commercial loans, which at December 31, 2007, totaled $1.043 billion or 21.0% of the Company’s total loan portfolio. Of the Company’s $6.084 billion of interest-earning assets at December 31, 2007, $1.583 billion, or 26.0%, consisted of assets with adjustable rates of interest. When market conditions are favorable, the Company also attempts to reduce interest rate risk by lengthening the maturities of its interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer-term certificates of deposit.
     At December 31, 2007, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $858.4 million, representing a cumulative negative one-year gap ratio of 12.88%. The Company has an Asset/Liability Committee with members consisting of various individuals from Senior Management. This committee meets monthly in an effort to effectively manage the Company’s balance sheet and to monitor activity and set pricing. The Company also has a Risk Management Committee comprised of certain members of the Board of Directors, which among other things, is responsible for reviewing the Company’s level of interest rate risk. The Committee meets quarterly and, as part of their risk management assessment, reviews interest rate risks and trends, the Company’s interest sensitivity position and the liquidity and market value of the Company’s investment portfolio.
     The following table sets forth, on an amortized cost basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of the term of repricing or the contractual term of the asset or liability. Management believes that these assumptions approximate the standards used in the savings industry and considers them appropriate and reasonable. For information regarding the contractual maturities of the Company’s loans, investments and deposits, see “Business of the Company—Lending Activities,” “—Investment Activities” and “—Sources of Funds.”

	Amounts Maturing or Repricing
	Within	1-3	3-5	5-10	10-20	Over 20
	1 Year	Years	Years	Years	Years	Years	Total
	(Dollars in Thousands)
Rate-sensitive assets:
Interest-earning deposits	$154,711	—	—	—	—	—	$154,711
Mortgage-backed securities:
Fixed-rate	26,609	43,784	26,924	48,468	—	—	145,785
Variable-rate	385,962	—	—	—	—	—	385,962
Investment securities	238,790	91,715	40,727	230,388	—	—	601,620
Real estate loans:
Adjustable-rate	84,050	2,517	—	—	—	—	86,567
Fixed-rate	261,123	462,191	411,333	734,125	445,247	—	2,314,019
Home equity lines of credit	144,500	—	—	—	—	—	144,500
Education loans	14,551	—	—	—	—	—	14,551
Other consumer loans	389,462	445,542	211,881	54,670	—	—	1,101,555
Commercial loans	696,692	367,045	114,182	2,474	—	—	1,180,393

Total rate-sensitive assets	2,396,450	1,412,794	805,047	1,070,125	445,247	—	6,129,663

Rate-sensitive liabilities:
Fixed maturity deposits	2,541,053	379,183	95,718	20,590	152	—	3,036,696
Money market deposit accounts	147,000	214,000	107,000	—	213,115	—	681,115
Savings accounts	166,000	332,000	—	—	247,430	—	745,430
Checking accounts	130,000	260,000	—	—	—	689,093	1,079,093
FHLB advances	84,031	72,155	100,000	839	—	—	257,025
Other borrowings	78,417	1,983	1,690	—	—	—	82,090
Trust preferred securities	108,320	—	—	—	—	—	108,320

Total rate-sensitive liabilities	3,254,821	1,259,321	304,408	21,429	460,697	689,093	5,989,769

Interest sensitivity gap per period	$(858,371)	153,473	500,639	1,048,696	(15,450)	(689,093)	$139,894

Cumulative interest sensitivity gap	$(858,371)	(704,898)	(204,259)	844,437	828,987	139,894	$139,894

Cumulative interest sensitivity gap as a percentage of total assets	(12.88)%	(10.58)%	(3.07)%	12.67%	12.44%	2.10%	2.10%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	73.63%	84.38%	95.76%	117.45%	115.64%	102.34%	102.34%
     When assessing the interest rate sensitivity of the company, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates. In preparing the table above, it has been assumed market rates will remain constant at current levels and as a result, the Company’s loans will be affected as follows: (i) adjustable-rate mortgage loans will prepay at an annual rate of 10% to 12%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 7% to 10%; (iii) commercial loans will prepay at an annual rate of 8% to 12%; (iv) consumer loans held by the Bank will prepay at an annual rate of 20%; and (v) consumer loans held by Northwest Consumer will prepay at an annual rate of 60% to 65%. In regards to the Company’s deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) money market accounts will gradually reprice over the next five years; and (iii) savings accounts and checking accounts will reprice either when the rates on such accounts reprice as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates. For purposes of this analysis, management has estimated, based on historical trends, that $130.0 million of the Company’s checking accounts and $166.0 million of the Company’s savings accounts are interest sensitive and may reprice in one year or less, and that the remainder may reprice over longer time periods.
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
     The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, diluted earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at December 31, 2007 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from the December 31, 2007 levels.

	Movements in interest rates from
	December 31, 2007 rates
	Increase		Decrease
	1%	2%	1%	2%
Simulated impact over the next 12 months compared with December 31, 2007:
Percentage increase/(decrease) in net income	2.5%	(9.3)%	12.5%	15.5%
Increase/(decrease) in return on average equity	0.5%	(0.5)%	1.4%	1.6%
Increase/(decrease) in diluted earnings per share	$0.12	($0.01)	$0.23	$0.27
Percentage increase/(decrease) in market value of equity	(13.1)%	(24.8)%	3.6%	10.9%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control — Integrated Framework. Based on such assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based upon those criteria.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

/s/ William J. Wagner William J. Wagner	/s/ William W. Harvey, Jr. William W. Harvey, Jr.
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting
The Board of Directors and Shareholders
Northwest Bancorp, Inc.:
We have audited Northwest Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Northwest Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Northwest Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007, the six-month period ended December 31, 2005, and for the year ended June 30, 2005, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG
Pittsburgh, Pennsylvania
March 12, 2007

Report of Independent Registered Public Accounting Firm
On Consolidated Financial Statements
The Board of Directors and Shareholders
Northwest Bancorp, Inc.:
We have audited the accompanying consolidated statements of financial condition of Northwest Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007, the six-month period ended December 31, 2005, and for the year ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibly is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, the six-month period ended December 31, 2005, and the year ended June 30, 2005 in conformity with U.S. generally accepted accounting principles.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northwest Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG
Pittsburgh, Pennsylvania
March 12, 2008

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Amounts in thousands, excluding share data)

	December 31
	2007	2006
Assets
Cash and cash equivalents	$75,905	99,013
Interest-earning deposits in other financial institutions	153,160	41,387
Federal funds sold and other short-term investments	1,551	13,933
Marketable securities available-for-sale (amortized cost of $1,123,526 and $770,967)	1,133,367	767,514
Marketable securities held-to-maturity (market value of $ — and $720,515)	—	716,967
Loans receivable, net of allowance for loan losses of $41,784 and $37,655	4,795,622	4,412,441
Accrued interest receivable	27,084	28,033
Real estate owned, net	8,667	6,653
Federal Home Loan Bank stock, at cost	31,304	34,289
Premises and equipment, net	110,894	104,866
Bank owned life insurance	118,682	110,864
Goodwill	171,614	155,770
Other intangible assets	11,782	9,581
Mortgage servicing rights	8,955	7,688
Other assets	14,929	18,816

Total assets	$6,663,516	6,527,815

Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$5,542,334	5,366,750
Borrowed funds	339,115	392,814
Advances by borrowers for taxes and insurance	24,159	22,600
Accrued interest payable	4,356	4,038
Other liabilities	32,354	33,958
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	108,320	103,094

Total liabilities	6,050,638	5,923,254
Shareholders’ equity:
Preferred stock, $0.10 par value. 50,000,000 shares authorized no shares issued	—	—
Common stock, $0.10 par value. 500,000,000 shares authorized shares issued 51,191,109 and 51,137,227, respectively	5,119	5,114
Paid-in capital	214,606	211,295
Retained earnings, substantially restricted	458,425	425,024
Accumulated other comprehensive income (loss), net	816	(11,609)
Treasury stock of 2,610,800 and 1,107,900 shares, respectively, at cost	(66,088)	(25,263)

Total shareholders’ equity	612,878	604,561

Total liabilities and shareholders’ equity	$6,663,516	6,527,815

See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Amounts in thousands, excluding share data)

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Interest income:
Loans receivable	$315,570	286,316	141,164	260,833
Mortgage-backed securities	29,385	31,523	11,332	26,102
Taxable investment securities	30,583	31,164	10,943	18,513
Tax-free investment securities	12,626	12,986	5,922	12,192
Interest-earning deposits	7,867	6,584	1,088	4,184

Total interest income	396,031	368,573	170,449	321,824

Interest expense:
Deposits	186,540	156,985	65,349	110,079
Borrowed funds	24,475	34,124	14,065	27,968

Total interest expense	211,015	191,109	79,414	138,047

Net interest income	185,016	177,464	91,035	183,777
Provision for loan losses	8,743	8,480	4,722	9,566

Net interest income after provision for loan losses	176,273	168,984	86,313	174,211

Noninterest income:
Service charges and fees	27,754	24,459	11,949	16,786
Trust and other financial services income	6,223	5,321	2,267	4,291
Insurance commission income	2,705	2,550	1,272	2,222
Gain (loss) on marketable securities, net	(3,454)	368	—	523
Gain (loss) on sale of loans, net	728	4,832	308	(100)
Gain (loss) on sale of real estate owned, net	(83)	735	788	906
Income from bank owned life insurance	4,460	4,344	2,160	4,378
Mortgage banking income	1,643	479	—	—
Other operating income	3,046	2,938	1,107	2,998

Total noninterest income	43,022	46,026	19,851	32,004

Noninterest expense:
Compensation and employee benefits	84,217	78,611	36,382	71,843
Premises and occupancy costs	21,375	20,368	9,511	17,724
Office operations	12,788	12,411	5,910	11,329
Processing expenses	15,019	12,051	5,251	10,578
Amortization of intangible assets	4,499	3,876	1,932	4,509
Advertising	3,742	2,818	1,308	3,674
Loss on early extinguishment of debt	—	3,124	—	—
Other expenses	11,102	10,423	6,023	9,002

Total noninterest expense	152,742	143,682	66,317	128,659

Income before income taxes	66,553	71,328	39,847	77,556

Provision for income taxes:
Federal	15,597	16,840	9,436	19,013
State	1,859	2,952	1,562	3,728

Total provision for income taxes	17,456	19,792	10,998	22,741

Net income	$49,097	51,536	28,849	54,815

Basic earnings per share	$1.00	1.03	0.57	1.10

Diluted earnings per share	$0.99	1.03	0.56	1.09

See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2007 and 2006, the six-month period ended December 31, 2005 and year ended June 30, 2005
(Amounts in thousands, excluding share data)

				Accumulated
				other		Total
	Common	Paid-in	Retained	comprehensive	Treasury	shareholders’
	stock	capital	earnings	income (loss), net	stock	equity
Balance at June 30, 2004	$4,796	214,868	332,841	(2,033)	—	$550,472
Comprehensive income:
Net income	—	—	54,815	—	—	54,815
Other comprehensive income	—	—	—	6,547	—	6,547

Total comprehensive income	—	—	54,815	6,547	—	61,362
Issuance of common shares in exchange for Leeds Federal and First Carnegie Shares	243	(12,013)	(230)	—	—	(12,000)
Exercise of stock options	18	779	—	—	—	797
Stock compensation	27	1,703	—	—	—	1,730
Dividends paid ($0.48 per share)	—	—	(20,171)	—	—	(20,171)

Balance at June 30, 2005	5,084	205,337	367,255	4,514	—	582,190
Comprehensive income:
Net income	—	—	28,849	—	—	28,849
Other comprehensive loss	—	—	—	(4,898)	—	(4,898)

Total comprehensive income	—	—	28,849	(4,898)	—	23,951
Treasury stock repurchases	—	—	—	—	(17,183)	(17,183)
Exercise of stock options	24	1,710	—	—	—	1,734
Stock compensation	—	1,085	—	—	—	1,085
Dividends paid ($0.30 per share)	—	—	(6,119)	—	—	(6,119)

Balance at December 31, 2005	5,108	208,132	389,985	(384)	(17,183)	585,658
Comprehensive income:
Net income	—	—	51,536	—	—	51,536
Other comprehensive loss	—	—	—	(859)	—	(859)

Total comprehensive income	—	—	51,536	(859)	—	50,677
Treasury stock repurchases	—	—	—	—	(8,080)	(8,080)
Prior period adjustments — SAB 108 adoption	—	—	(2,770)	—	—	(2,770)
Exercise of stock options	6	867	—	—	—	873
Stock compensation	—	2,296	—	—	—	2,296
Adjustment for Adoption of SFAS No. 158	—	—	—	(10,366)	—	(10,366)
Dividends paid ($0.70 per share)	—	—	(13,727)	—	—	(13,727)

Balance at December 31, 2006	5,114	211,295	425,024	(11,609)	(25,263)	604,561
Comprehensive income:
Net income	—	—	49,097	—	—	49,097
Other comprehensive income	—	—	—	12,425	—	12,425

Total comprehensive income	—	—	49,097	12,425	—	61,522
Treasury stock repurchases	—	—	—	—	(40,825)	(40,825)
Exercise of stock options	5	857	—	—	—	862
Stock compensation	—	2,454	—	—	—	2,454
Dividends paid ($0.84 per share)	—	—	(15,696)	—	—	(15,696)

Balance at December 31, 2007	$5,119	214,606	458,425	816	(66,088)	$612,878

See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Operating activities:
Net income	$49,097	51,536	28,849	54,815
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,743	8,480	4,722	9,566
Net loss/(gain) on sales of assets	1,874	(4,550)	(1,096)	(1,329)
Loss on early extinguishment of debt	—	3,124	—	—
Net depreciation, amortization, and accretion	14,572	10,828	5,846	9,216
Decrease/(increase) in other assets	(11,184)	(10,740)	(8,367)	(3,713)
Increase/(decreases) in other liabilities	3,799	5,353	(1,543)	(3,168)
Net amortization of discounts/premiums on marketable securities	(4,396)	(1,334)	1,243	2,787
Noncash compensation expense related to stock benefit plans	2,454	2,296	1,085	1,512
Noncash writedown of investment securities	1,900	—	—	—
Deferred income tax expense (benefit)	(750)	8,775	3,102	10,465
Origination of loans held for sale	(252,810)	(153,354)	(85,937)	(78,314)
Proceeds from loan sales	250,295	143,340	86,245	78,214

Net cash provided by operating activities	63,594	63,754	34,149	80,051
Investing activities:
Purchase of marketable securities held-to-maturity	—	(201,912)	—	(172,540)
Purchase of marketable securities available-for-sale	(49,102)	(280,459)	(31,340)	(247,716)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	151,374	115,550	67,777	215,900
Proceeds from maturities and principal reductions of marketable securities available-for-sale	182,454	138,640	89,876	267,204
Proceeds from sales of marketable securities available-for-sale	105,361	5,333	2,145	22,713
Proceeds from sales of marketable securities held-to-maturity	15,652	—	—	—
Loan originations	(1,489,646)	(1,334,596)	(770,459)	(1,351,294)
Proceeds from loan maturities and principal reductions	1,234,511	1,118,372	584,023	997,290
Proceeds from sale of portfolio loans	—	481,301	—	—
Redemption/(purchase) of Federal Home Loan Bank stock	3,715	(979)	301	5,829
Proceeds from sale of real estate owned	5,316	6,771	5,430	6,749
Sale/(purchase) of real estate owned for investment	(101)	66	481	78
Purchase of premises and equipment	(11,411)	(13,071)	(4,960)	(20,373)
Acquisitions, net of cash received	(25,150)	(2,605)	(5,246)	—

Net cash (used) provided by investing activities	122,973	32,411	(61,972)	(276,160)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Financing activities:
(Decrease) increase in deposits, net	$9,737	54,948	(32,686)	(3,635)
Proceeds from long-term borrowings	—	—	—	—
Repayments of long-term borrowings	(75,180)	(47,759)	(5,173)	(35,056)
Net increase (decrease) in short-term borrowings	9,342	24,025	7,446	(2,823)
(Decrease) increase in advances by borrowers for taxes and insurance	1,476	(2,142)	(7,086)	1,162
Treasury stock repurchases	(40,825)	(8,080)	(17,183)	—
Proceeds/(repayment) of debentures	—	(102,062)	103,094	—
Cash dividends paid	(15,696)	(13,727)	(6,119)	(20,171)
Proceeds from options exercised, including tax benefit realized	862	873	1,734	797

Net cash provided (used) by financing activities	(110,284)	(93,924)	44,027	(59,726)

Net increase (decrease) in cash and cash equivalents	$76,283	2,241	16,204	(255,835)

Cash and cash equivalents at beginning of period	$154,333	152,092	135,888	391,723
Net increase (decrease) in cash and cash equivalents	76,283	2,241	16,204	(255,835)

Cash and cash equivalents at end of period	$230,616	154,333	152,092	135,888

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $160,291, $136,319, $54,609 and $94,106, respectively)	$210,697	191,458	79,047	138,307
Income taxes	16,684	6,940	4,800	19,491
Noncash activities:
Business acquisitions:
Fair value of assets acquired	$211,846	86,673	84,957	—
Net cash (paid) received	(25,150)	(2,605)	(5,246)	—

Liabilities assumed	$186,696	84,068	79,711	—

Loan foreclosures and repossessions	$6,975	7,817	2,829	8,622
Sale of real estate owned financed by the Company	1,013	768	773	1,113
Forgiveness of loan to Northwest Bancorp, MHC	—	—	—	12,000
See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
(1)	Summary of Significant Accounting Policies
(a)	Nature of Operations

The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC (MHC) is a federal mutual holding company and, at December 31, 2007 and 2006, owned approximately 63% and 61%, respectively, of the outstanding shares of common stock of Northwest Bancorp, Inc. (the Company). On September 10, 2004, in exchange for 100% of the outstanding shares of Leeds Federal, the Company cancelled a $12.0 million loan receivable from, and issued 1,334,859 shares to, MHC. Concurrent with the Company’s acquisition of Leeds Federal, the Company merged Leeds Federal into Northwest Savings Bank. On November 15, 2004, in exchange for 100% of the outstanding shares of First Carnegie, the Company issued 1,090,900 shares to MHC. Concurrent with the Company’s acquisition of First Carnegie, the Company merged First Carnegie into Northwest Savings Bank. The Company’s financial condition and financial results have been revised to reflect the acquisitions of both Leeds Federal Savings Bank and First Carnegie Deposit as of the date they were acquired by MHC. After the Company’s acquisition of First Carnegie, MHC applied for and received approval from the Office of Thrift Supervision to waive its right to receive dividends from the Company. While MHC owned Leeds Federal and First Carnegie, it accepted dividends from the Company. Dividends waived by MHC during the years ended December 31, 2007 and 2006, the six-month period ended December 31, 2005 and the year ended June 30, 2005 were $25,651,000, $21,376,000, $9,161,000, and $3,664,000, respectively. No dividends were paid to MHC during the years ended December 31, 2007 and 2006 and the six-month period ended December 31, 2005. Dividends paid to MHC during the fiscal year ended June 30, 2005 were $10,571,000.

During the 2005 fiscal year, the Company sold 7,255,520 common shares previously owned by MHC. The transaction increased the Company’s capital by $112.8 million but did not increase the number of shares outstanding.

The Company changed its fiscal year end from June 30 to December 31, effective December 31, 2005.

Northwest Bancorp, Inc., which is headquartered in Warren, Pennsylvania, is a federal savings and loan holding company for its wholly owned subsidiary, Northwest Savings Bank (Northwest). Northwest offers traditional deposit and loan products through its 166 banking locations in Pennsylvania, New York, Ohio, Maryland, and Florida. The Company and its subsidiaries also offer loan products through 51 consumer finance offices in Pennsylvania and New York.

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

The Company classifies marketable securities at the time of their purchase as available-for-sale, or trading securities. If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from net earnings and

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
reported as accumulated other comprehensive income, a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. The cost of securities sold is determined on a specific identification basis. The Company held no securities classified as trading at December 31, 2007 and 2006.

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

The Company has identified certain residential and education loans which will be sold prior to maturity. These loans are recorded at the lower of amortized cost or market value and at December 31, 2007 and 2006 were $28,412,000 and $23,390,000, respectively.

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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
(g)	Real Estate Owned

Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by delinquent borrowers. These assets are recorded on the date acquired at the lower of the related loan balance or market value of the collateral less disposition cost with the market value being determined by an appraisal. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current market value, less estimated disposition costs. Gains or losses realized from the disposition of such property are credited or charged to noninterest income.

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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
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

The Company accounts for its stock-based compensation plans under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2005), Share-Based Payments. The Black-Scholes-Merton option-pricing model was used to determine the fair value of each option award, estimated on the grant date. During the year ended December 31, 2007 the Company awarded 181,709 stock options to employees. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the grant date and options generally vest over a five-year period from the grant date. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options is based upon previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options. When options are exercised new shares are issued.

Stock-based employee compensation expense related to the Company’s recognition and retention plan of $1,251,000, $1,176,000, $581,000 and $492,000, was included in income before income taxes during the years ended December 31, 2007 and 2006, the six-month period ended December 31, 2005 and fiscal year ended June 30, 2005, respectively. The effect on net income for the years ended December 31, 2007 and 2006, the six-month period ended December 31, 2005 and the fiscal year ended June 30, 2005 was a reduction of $813,000, $765,000, $378,000, and $320,000, respectively. The Company will recognize the remaining expense of $2,217,000 over the next four years. Total compensation expense for nonvested stock options of $1,851,000 has yet to be recognized as of December 31, 2007. The weighted average period over which this remaining stock option expense will be recognized is approximately 2.25 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: (1) dividend yields ranging from 1.6% to 3.5%; (2) expected volatility of 17% to 33%; (3) risk-free interest rates ranging from 3.1% to 6.5%; and (4) expected lives of seven years.

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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
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
Business Combinations: In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS 141R applies to all business entities, including mutual entities that previously used the pooling-of-interest method of accounting for some business combinations. The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired and the liabilities assumed, recognizes and measures the goodwill acquired, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effect of the business combination. SFAS 141R does not apply to the acquisition of an asset or a group of assets that does not constitute a business or a combination between entities under common control. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115: In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company will apply SFAS 159 beginning January 1, 2008 and does not anticipate that it will have a material effect on the financial condition or operations of the Company.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). On December 31, 2006 the Company adopted certain provisions of SFAS 158 which resulted in the recognition of the funded status of its pension and postretirement plans as a liability on the Consolidated Statement of Financial Condition and the recognition of unrecognized actuarial losses and prior service costs totaling $10,366,000 as a separate component of accumulated other comprehensive loss, net of tax. Additional disclosures related to the pension and postretirement obligations have also been implemented. See note 15 for these disclosures and further discussion on the Company’s pension and postretirement plans.
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
Fair Value Measurements: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the Company and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. SFAS 157 also creates a three-level hierarchy under which individual fair value estimates are ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective for years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect it to have a material impact on the financial condition or operations of the Company.
Accounting for Uncertainty in Income Taxes: In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies that accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was implemented as of January 1, 2007 and did not have a material impact on the Company’s financial condition or operations.
Considering the Effects of Prior Year Misstatements: In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. The Company adopted the provisions of SAB 108 effective January 1, 2006 and the impact on the January 1, 2006 opening consolidated shareholders’ equity was $2.8 million, net of tax.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
(3) Marketable Securities
Marketable securities at December 31, 2007 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Available-for-sale:
U.S. government and agencies:
Due in one year or less	$368	—	(3)	365
Government sponsored enterprises:
Due in one year or less	6,959	35	—	6,994
Due in one year – five years	42,352	259	—	42,611
Due in five years – ten years	56,406	194	(50)	56,550
Due after ten years	180,274	5,945	(193)	186,026
Equity securities and mutual funds	6,478	401	—	6,879
Municipal securities:
Due in one year – five years	816	1	—	817
Due in five years – ten years	33,217	388	(63)	33,542
Due after ten years	228,862	4,019	(120)	232,761
Corporate debt issues:
Due after ten years	37,225	546	(2,696)	35,075
Mortgage-backed securities:
Fixed rate pass-through	73,284	998	(290)	73,992
Variable rate pass-through	306,885	2,663	(494)	309,054
Fixed rate CMO	73,514	248	(1,969)	71,793
Variable rate CMO	76,886	416	(394)	76,908

Total mortgage- backed securities	530,569	4,325	(3,147)	531,747

Total securities available-for-sale	$1,123,526	16,113	(6,272)	1,133,367

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
     Marketable securities at December 31, 2006 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Held-to-maturity:
Government sponsored enterprises:
Due in one year or less	$—	—	—	—
Due in one year – five years	110,000	—	(760)	109,240
Due in five years – ten years	33,356	95	(208)	33,243
Due after ten years	18,399	—	(302)	18,097
Municipal securities:
Due in one years – five years	290	—	—	290
Due in five years – ten years	16,338	157	(19)	16,476
Due after ten years	253,258	3,460	(46)	256,672
Corporate debt issues:
Due after ten years	33,671	2,032	(137)	35,566
Mortgage-backed securities:
Fixed rate pass-through	9,097	27	(159)	8,965
Variable rate pass-through	188,700	726	(1,044)	188,382
Fixed rate CMO	4,484	—	(235)	4,249
Variable rate CMO	49,374	203	(242)	49,335

Total mortgage- backed securities	251,655	956	(1,680)	250,931

Total securities held-to-maturity	$716,967	6,700	(3,152)	720,515

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Available-for-sale:
U.S. government and agencies:
Due in one year or less	$100	—	—	100
Due in one year – five years	248	—	—	248
Due in five years – ten years	15,020	—	(94)	14,926
Government sponsored enterprises:
Due in one year or less	15,733	—	(3)	15,730
Due in one year – five years	20,709	1	(125)	20,585
Due in five years – ten years	34,887	70	(612)	34,345
Due after ten years	127,334	847	(1,590)	126,591
Equity securities and mutual funds	95,548	8,091	(2,799)	100,840
Municipal securities:
Due in five years – ten years	5,119	56	(64)	5,111
Due after ten years	9,434	86	(27)	9,493
Corporate debt issues:
Due in one year – five years	16,567	30	(11)	16,586
Due in five years – ten years	13,500	—	(1,208)	12,292
Due after ten years	33,047	62	(1,410)	31,699
Mortgage-backed securities:
Fixed rate pass-through	68,720	162	(1,452)	67,430
Variable rate pass-through	199,442	394	(1,471)	198,365
Fixed rate CMO	87,946	—	(2,544)	85,402
Variable rate CMO	27,613	205	(47)	27,771

Total mortgage- backed securities	383,721	761	(5,514)	378,968

Total securities available-for-sale	$770,967	10,004	(13,457)	767,514

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
The following table presents information regarding the issuers and the carrying value of the Company’s mortgage-backed securities:

	December 31
	2007	2006
Mortgage-backed securities:
FNMA	$165,391	205,127
GNMA	88,428	120,799
FHLMC	229,960	249,685
Other (nonagency)	47,968	55,012

Total mortgage-backed securities	$531,747	630,623

Marketable securities having a carrying value of $428,290,000 at December 31, 2007 were pledged under collateral agreements. During the years ended December 31, 2007 and 2006, the six-month period ended December 31, 2005 and the fiscal year ended June 30, 2005, the Company sold marketable securities classified as available-for-sale for $105,361,000, $5,333,000, $2,145,000, and $22,713,000, respectively. The gross realized gains on these sales were $5,275,000, $368,000, $0, and $523,000, respectively. The gross realized losses on the sales for the year ended December 31, 2007 were $(7,204,000). Due to deterioration in the credit markets, the Company sold the majority of its non-agency corporate debt portfolio. Included therein was $15,277,000 of securities classified as held-to-maturity. These held-to-maturity securities were sold for a net gain of $375,000. In conjunction with the sale of held-to-maturity securities, the Company was required under generally accepted accounting principles to transfer the remaining held-to-maturity portfolio of $649,658,000 to available-for-sale. At the time of transfer, the transferred securities had an unrealized gain of $4,690,000. The Company recognized a noncash other-than-temporary impairment in its investment portfolio resulting in writedowns of $1,900,000 related to Freddie Mac preferred stock in the fourth quarter of 2007.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2007:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
U.S. government and agencies	$—	—	30,225	(246)	$30,225	(246)
Municipal securities	24,775	(96)	5,928	(87)	30,703	(183)
Corporate issues	24,533	(2,551)	847	(145)	25,380	(2,696)
Mortgage-backed securities	59,032	(495)	130,731	(2,652)	189,763	(3,147)

Total temporarily impaired securities	$108,340	(3,142)	167,731	(3,130)	$276,071	(6,272)

Percentage of total	39%		61%		100%

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2006:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
U.S. government and agencies	$119,226	(1,616)	166,462	(2,079)	$285,688	(3,695)
Municipal securities	4,089	(6)	8,314	(150)	12,403	(156)
Corporate issues	8,901	(196)	114,501	(5,368)	123,402	(5,564)
Mortgage-backed securities	159,180	(871)	258,231	(6,323)	417,411	(7,194)

Total temporarily impaired securities	$291,396	(2,689)	547,508	(13,920)	$838,904	(16,609)

Percentage of total	35%		65%		100%

The decline in the fair value of securities primarily resulted from changes in the levels of interest rates. The Company has the ability and intent to hold these securities until the market value recovers or maturity and the Company believes the collection of the contractual principal and interest is probable. For these reasons, the Company considers the unrealized losses to be temporary impairment losses. There are approximately 284 positions that are temporarily impaired at

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
December 31, 2007. The aggregate carrying amount of cost-method investments at December 31, 2007 was $1,133,367,000 of which all were evaluated for impairment.
(4) Loans Receivable
Loans receivable at December 31, 2007 and 2006 are summarized in the table below:

	December 31
	2007	2006
Real estate loans:
One-to-four family	$2,430,117	2,411,024
Multi-family and commercial	906,594	701,951

Total real estate loans	3,336,711	3,112,975

Consumer loans:
Automobile	125,298	138,401
Home equity	992,335	887,352
Education	14,551	11,973
Loans on savings accounts	10,563	10,313
Other	117,831	109,303

Total consumer loans	1,260,578	1,157,342

Commercial loans	367,459	235,311

Total loans receivable, gross	4,964,748	4,505,628

Deferred loan fees	(4,179)	(3,027)
Allowance for loan losses	(41,784)	(37,655)
Undisbursed loan proceeds (real estate loans)	(123,163)	(52,505)

Total loans receivable, net	$4,795,622	4,412,441

At December 31, 2007 and 2006, the Company serviced loans for others approximating $998,285,000, and $849,247,000, respectively. These loans serviced for others are not assets of the Company and are appropriately excluded from the Company’s financial statements.
At December 31, 2007 and 2006, approximately 77% and 80%, respectively, of the Company’s loan portfolio was secured by properties located in Pennsylvania. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.
Loans receivable at December 31, 2007 and 2006 include $1,042,691,000 and $881,843,000 of adjustable rate loans and $3,922,057,000 and $3,623,785,000, respectively, of fixed rate loans.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
The Company’s exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. The Company uses the same credit policies in making commitments for off-balance-sheet financial instruments as it does for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2007 and 2006 are presented in the following table:

	December 31
	2007	2006
Loan commitments	$69,851	82,890
Undisbursed lines of credit	328,373	292,825
Standby letters of credit	14,955	13,383
	$413,179	389,098

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
Outstanding loan commitments at December 31, 2007, for fixed rate loans, are $32,841,000. The interest rates on these commitments approximate market rates at December 31, 2007. Outstanding loan commitments at December 31, 2007 for adjustable rate loans are $37,010,000. The fair value of these commitments are affected by fluctuations in market rates of interest.
The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit is $14,955,000, of which $11,161,000 is fully collateralized. A liability (which represents deferred income) of $104,000 and $120,000 has been recognized by the Company for the obligations as of December 31, 2007 and 2006, respectively, and there are no recourse provisions that would enable the Company to recover any amounts from third parties.
The Company automatically places loans on nonaccrual status when they become more than 90 days contractually delinquent or when the paying capacity of the obligor becomes inadequate to meet the requirements of the contract. When a loan is placed on nonaccrual, all previously accrued and uncollected interest is reversed against current period interest income. Nonaccrual loans at December 31, 2007, 2006 and 2005 and June 30, 2005 were $49,610,000, $40,525,000, $43,016,000, and $33,610,000, respectively.
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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at December 31, 2007, 2006 and 2005 and June 30, 2005 were $49,610,000, $40,525,000, $43,016,000, and $33,610,000, respectively. Average impaired loans during the years ended December 31, 2007 and 2006, the six-month period ended December 31, 2005 and the fiscal year ended June 30, 2005 were $41,179,000, $41,625,000, $40,261,000, and $34,011,000, respectively.
There were no commitments to lend additional funds to debtors on nonaccrual status.
(5) Accrued Interest Receivable
Accrued interest receivable as of December 31, 2007 and 2006 is presented in the following table:

	December 31
	2007	2006
Investment securities	$5,455	8,139
Mortgage-backed securities	2,818	3,312
Loans receivable	18,811	16,582

	$27,084	28,033

(6) Allowance for Loan Losses
Changes in the allowance for losses on loans receivable for the years ended December 31, 2007 and 2006, the six-month period ended December 31, 2005 and the fiscal year ended June 30, 2005 are presented in the following table:

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Balance, beginning of fiscal year	$37,655	33,411	31,563	30,670
Provision	8,743	8,480	4,722	9,566
Charge-offs	(8,190)	(7,617)	(3,639)	(9,473)
Acquisitions	2,119	1,982	255	—
Recoveries	1,457	1,399	510	800

Balance, end of fiscal year	$41,784	37,655	33,411	31,563

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
December 31, 2007, 2006 and 2005 and June 30, 2005
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

(8)	Premises and Equipment

Premises and equipment at December 31, 2007 and 2006 are summarized by major classification in the following table:

	December 31
	2007	2006
Land and land improvements	$14,139	13,080
Office buildings and improvements	99,438	92,033
Furniture, fixtures, and equipment	74,013	69,291
Leasehold improvements	11,186	10,576

Total, at cost	198,776	184,980

Less accumulated depreciation and amortization	(87,882)	(80,114)

Premises and equipment, net	$110,894	104,866

Depreciation and amortization expense for the years ended December 31, 2007 and 2006, the six-month period ended December 31, 2005 and the fiscal year ended June 30, 2005, was $9,264,000, $8,706,000, $4,301,000, and $7,684,000, respectively.
Premises used by certain of the Company’s branches and offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2027. Minimum annual rentals by fiscal year are summarized in the following table:

2008	$3,772
2009	3,491
2010	2,941
2011	2,573
2012	1,809
Thereafter	10,444

$25,030

Rental expense for the years ended December 31, 2007 and 2006, the six-month period ended December 31, 2005 and the fiscal year ended June 30, 2005 was $4,555,000, $4,142,000, $1,776,000, and $3,221,000, respectively.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
(9)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the periods indicated:

	December 31
	2007	2006
Amortized intangible assets:
Core deposit intangibles — gross	$24,475	22,495
Acquisitions	5,800	1,980
Less accumulated amortization	(19,318)	(15,352)

Core deposit intangibles — net	$10,957	9,123

Customer contract intangible assets — gross	$831	831
Acquisitions	900	—
Less accumulated amortization	(906)	(373)

Customer contract intangible assets — net	$825	458

The following information shows the actual aggregate amortization expense for the current and prior fiscal years as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the fiscal year ended 6/30/05	$4,509
For the six-month period ended 12/31/05	1,932
For the fiscal year ended 12/31/06	3,876
For the fiscal year ended 12/31/07	4,499
For the fiscal year ending 12/31/08	4,443
For the fiscal year ending 12/31/09	2,847
For the fiscal year ending 12/31/10	1,896
For the fiscal year ending 12/31/11	1,445
For the fiscal year ending 12/31/12	693

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
The following table provides information for the changes in the carrying amount of goodwill:

	Community	Consumer
	banks	finance	Total
Balance at December 31, 2005	$149,173	1,312	150,485
Goodwill acquired	5,285	—	5,285
Amortization	—	—	—
Impairment losses	—	—	—

Balance at December 31, 2006	154,458	1,312	155,770
Goodwill acquired	15,844	—	15,844
Amortization	—	—	—
Impairment losses	—	—	—

Balance at December 31, 2007	$170,302	1,312	171,614

(10)	Deposits

Deposit balances at December 31, 2007 and 2006 are shown in the table below:

	December 31
	2007	2006
Savings accounts	$745,430	807,873
Interest-bearing checking accounts	717,991	677,394
Noninterest-bearing checking accounts	361,102	317,389
Money market deposit accounts	681,115	594,472
Certificates of deposit	3,036,696	2,969,622

	$5,542,334	5,366,750

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 at December 31, 2007 and 2006 was $681,695,000 and $634,127,000, respectively. Generally, deposits in excess of $100,000 are not federally insured.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
     The following table summarizes the contractual maturity of the certificate accounts:

	December 31
	2007	2006
Due within 12 months	$2,541,053	2,024,850
Due between 12 and 24 months	253,957	707,477
Due between 24 and 36 months	125,226	93,679
Due between 36 and 48 months	50,759	84,992
Due between 48 and 60 months	44,959	37,531
After 60 months	20,742	21,093

	$3,036,696	2,969,622

     The following table summarizes the interest expense incurred on the respective deposits:

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Savings accounts	$10,908	12,619	7,035	15,037
Interest-bearing checking accounts	11,038	9,396	3,839	5,363
Money market deposit accounts	23,551	19,446	7,668	13,168
Certificate accounts	141,043	115,524	46,807	76,511

	$186,540	156,985	65,349	110,079

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
(11)	Borrowed Funds

Borrowed funds at December 31, 2007 and 2006 are presented in the following table:

	December 31
	2007		2006
		Average		Average
	Amount	rate	Amount	rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$84,031	5.00%	35,000	3.62%
Due between one and two years	35,588	4.63%	109,200	5.03%
Due between two and three years	36,567	4.36%	35,500	4.65%
Due between three and four years	65,000	5.02%	36,597	4.36%
Due between four and five years	35,000	4.55%	80,000	5.01%
Due between five and ten years	839	2.81%	35,899	4.51%

	257,025		332,196
Revolving line of credit, Federal Home Loan Bank of Pittsburgh	—	—	—	—
Investor notes payable, due various dates through 2009	4,638	4.99%	4,913	4.99%
Securities sold under agreement to repurchase, due within one year	77,452	3.25%	55,705	4.25%

Total borrowed funds	$339,115		392,814

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
The securities sold under agreements to repurchase are collateralized by various securities held in safekeeping by the Federal Home Loan Bank of Pittsburgh. The market value of such securities exceeds the value of the securities sold under agreements to repurchase. The average amount of agreements outstanding in the years ended December 31, 2007 and 2006, the six-month period ended December 31, 2005 and the fiscal year ended June 30, 2005 was $70,875,000, $44,860,000, $28,416,000, and $26,889,000, respectively. The maximum amount of security repurchase agreements outstanding during the years ended December 31, 2007 and 2006, the six-month period ended December 31, 2005 and the fiscal year ended June 30, 2005 was $83,432,000, $55,705,000, $34,025,000, and $33,670,000, respectively.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
(12)	Income Taxes

Total income tax was allocated for the years ended December 31, 2007 and 2006, the six-month period ended December 31, 2005 and fiscal year ended June 30, 2005 as follows:

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Income before income taxes	$17,456	19,792	10,998	22,741
Shareholders’ equity for unrealized (loss)/gain on securities available-for-sale	4,672	(627)	(2,637)	3,525
Shareholders’ equity for tax benefit for excess of fair value above cost of stock benefit plans	(300)	(305)	(691)	(218)
Shareholders’ equity for pension adjustment	3,311	(6,628)	—	—
Shareholders’ equity for prior period adjustments	—	(1,492)	—	—

	$25,139	10,740	7,670	26,048

     Income tax expense (benefit) applicable to income before taxes consists of:

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Current	$18,206	11,017	7,896	12,276
Deferred	(750)	8,775	3,102	10,465

	$17,456	19,792	10,998	22,741

A reconciliation from the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income, is as follows:

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Expected tax rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt interest income	(7.3)%	(7.0)%	(5.8)%	(5.9)%
State income tax, net of federal benefit	1.9%	2.6%	2.5%	3.0%
Bank-owned life insurance	(2.3)%	(2.1)%	(1.9)%	(2.0)%
Other	(1.1)%	(0.8)%	(2.2)%	(1.1)%

Effective tax rate	26.2%	27.7%	27.6%	29.0%

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	December 31
	2007	2006
Deferred tax assets:
Deferred fee income	$499	297
Deferred compensation expense	1,719	1,169
Net operating loss carryforwards	3,716	2,408
Bad debts	10,438	11,161
Accrued postretirement benefit cost	698	366
Stock benefit plans	375	356
Marketable securities available for sale	—	834
Writedown of investment securities	665	—
Reserve for uncollected interest	844	527
Pension expense	1,013	—
Pension and postretirement benefits	3,317	6,628
Alternative minimum tax credit carryforwards	1,950	2,081
Other	142	388

	25,376	26,215

Deferred tax liabilities:
Pension expense	—	24
Marketable securities available for sale	3,838	—
Purchase accounting	3,451	3,507
Intangible asset	9,228	7,510
Mortgage servicing rights	3,134	2,691
Fixed assets	5,993	6,528
Other	613	480

	26,257	20,740

Net deferred tax asset/ (liability)	$(881)	5,475

The Company has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through carryback to taxable income in prior years, future reversals of existing temporary differences, and through future taxable income. Net deferred tax assets of $877,000 were recorded in 2007 related to the acquisition of CSB Bank. The Company will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.
Under provisions of the Internal Revenue Code (“IRC”), Northwest has approximately $10,617,000 of federal net operating losses, which expire in years 2008 through 2027. The net operating losses, which were acquired as part of the First Carnegie, Maryland Permanent and Penn Laurel acquisitions, are subject to annual carryforward limitations imposed by IRC code section 382. The Company believes the limitations will not prevent the carryforward benefits from being utilized. In addition, the Company has approximately $1,950,000 of alternative minimum tax credit carryforwards, which can be carried forward indefinitely.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption did not require us to recognize any increase or decrease in our liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$841
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	126
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$967

Included in the balance at December 31, 2007, are $967,000 of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company recognizes penalties (if any) in income tax expense. During the year ended December 31, 2007, we accrued approximately $126,000 of interest. At December 31, 2007 the Company had approximately $337,000 accrued for interest and no amount accrued for the payment of penalties. It is anticipated that during 2008, approximately $967,000 of unrecognized tax benefits (including interest) that arose as part of a previous acquisition will be recognized.

The Company is subject to routine audits of our tax returns by the Internal Revenue Service and all states the Company does business in. The Internal Revenue Service commenced an examination of our federal income tax returns for the year ended June 30, 2005, the six-month period ended December 31, 2005 and the year ended December 31, 2006 in January of 2008 that we anticipate will be completed during 2008. We do not anticipate a material change to our financial position due to the settlement of this audit. The Company is subject to audit by any state we do business in for the tax periods ended June 30, 2004, June 30, 2005, December 31, 2005 and December 31, 2006.

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

In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code (the Code), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2007 include approximately $39,107,000 representing such bad debt deductions for which no deferred income taxes have been provided.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005 and June 30, 2005
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

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Net income available to common shareholders	$49,097	51,536	28,849	54,815

Weighted average common shares outstanding	49,041	49,879	50,850	49,901
Dilutive potential shares due to effect of stock options	313	257	314	467

Total weighted average common shares and dilutive potential shares	49,354	50,136	51,164	50,368

Basic earnings per share	$1.00	1.03	0.57	1.10

Diluted earnings per share	$0.99	1.03	0.56	1.09

(15)	Employee Benefit Plans
(a)	Pension Plans

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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
Total expense for all retirement plans, including defined benefit pension plans, was approximately $6,639,000, $6,310,000, $3,278,000 and $5,801,000, for the years ended December 31, 2007 and 2006, the six-month period ended December 31, 2005 and the fiscal year ended June 30, 2005, respectively.
Components of net periodic pension cost and other amounts recognized in other comprehensive income:
The following table sets forth the net periodic pension cost for the Company’s defined benefit pension plans:

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Service cost	$4,958	4,555	2,256	3,753
Interest cost	4,094	3,492	1,735	3,104
Expected return on plan assets	(4,409)	(3,601)	(1,663)	(2,810)
Net amortization and deferral	825	793	490	701

Net periodic pension cost	$5,468	5,239	2,818	4,748

The following table sets forth other changes in the Company’s defined benefit pension plans’ plan assets and benefit obligations recognized in other comprehensive income:

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Net loss (gain)	$(8,391)	—	—	—
Prior service cost (credit)	—	—	—	—
Amortization of prior sevice cost	(77)	—	—	—

Total recognized in other comprehensive income	$(8,468)	—	—	—

Total recognized in net periodic pension cost and other comprehensive income	$(3,000)	5,239	2,818	4,748

The estimated net loss and prior service cost for the Company’s defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost over the next year are $125,000 and $51,000, respectively.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
The following table sets forth, for the Company’s defined benefit pension plans’ funded status at December 31, 2007 and 2006:

	December 31
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$71,891	61,363
Service cost	4,958	4,555
Interest cost	4,094	3,492
Actuarial (gain) loss	(5,630)	3,941
Benefits paid	(1,605)	(1,460)

Benefit obligation at end of year	$73,708	71,891

Change in plan assets:
Fair value of plan assets at beginning of year	$55,622	45,456
Actual return on plan assets	6,461	4,904
Employer contributions	2,465	6,722
Benefits paid	(1,605)	(1,460)

Fair value of plan assets at end of period	$62,943	55,622

Funded status at end of year	$(10,765)	(16,269)

The following table sets forth the assumptions used to develop the net periodic pension cost:

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%	8.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%	4.00%

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
The following table sets forth the assumptions used to determine benefit obligations at end of period:

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Discount rate	6.25%	5.75%	5.75%	5.75%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%	8.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%	4.00%
The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category.
The accumulated benefit obligation for the funded defined benefit pension plan was $51,010,000, $48,325,000, $40,646,000, and $40,198,000 at December 31, 2007, 2006, and 2005 and June 30, 2005, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $3,659,000, $4,014,000, $3,808,000, and $4,569,000 at December 31, 2007, 2006, and 2005 and June 30, 2005, respectively.
The following table sets forth information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2007	2006
Projected benefit obligation	$73,708	71,891
Accumulated benefit obligation	$54,668	52,339
Fair value of plan assets	$62,943	55,622
The Company anticipates making contributions to its defined benefit pension plan of $2 million to $8 million during the fiscal year ending December 31, 2008.
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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	December 31
Asset category	allocation	2007	2006
Debt securities	20-50%	39%	26%
Equity securities	30-60%	58%	53%
Other	5-50%	3%	21%

Total		100%	100%

The benefits expected to be paid in each year from 2008 — 2012 are $2,137,000, $2,187,000, $2,399,000, $2,573,000, and $2,868,000, respectively. The aggregate benefits expected to be paid in the five years from 2013 — 2017 are $21,884,000. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2007 and include estimated future employee service.

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

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic benefit cost for the Company’s postretirement healthcare benefits plan:

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Service cost	$—	—	—	—
Interest cost	93	91	46	98
Recognized actuarial gain	42	34	17	29

Net periodic benefit cost	$135	125	63	127

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
The following table sets forth other changes in the Company’s postretirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

			Six-month
			period ending	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Net loss (gain)	$(22)	—	—	—

Total recognized in other comprehensive income	$(22)	—	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$113	125	63	127

The estimated net loss for the postretirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $43,000.
The following table sets forth the funded status of the Company’s postretirement healthcare benefit plan at December 31, 2007 and 2006:

	December 31
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$1,701	1,642
Service cost	—	—
Interest cost	93	91
Actuarial (gain) loss	20	110
Benefits paid	(177)	(142)

Benefit obligation at end of year	1,637	1,701

Change in plan assets:
Fair value of plan assets at beginning of year	$—	—
Employer contributions	177	142
Benefits paid	(177)	(142)

Fair value of plan assets at end of year	$—	—

Funded Status	$(1,637)	(1,701)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Discount rate	5.75%	5.75%	5.75%	5.75%
Monthly cost of healthcare insurance per beneficiary (1)	$274	257	233	229
Annual rate of increase in healthcare costs	4.00%	4.00%	4.00%	4.00%

(1) Not in thousands
If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the service and interest cost components of net periodic postretirement healthcare benefit cost would increase by $6,000, in the aggregate, and the accumulated postretirement benefit obligation for healthcare benefits would increase by $87,000.
The following table sets forth amounts recognized in accumulated other comprehensive income:

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Net loss	$634	656	—	—

The accumulated benefit obligation for the Company’s postretirement healthcare benefit plan at December 31, 2007 and 2006 was $1,637,000 and $1,701,000, respectively.
The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2007	2006
Projected benefit obligation	$1,637	1,701
Accumulated benefit obligation	$1,637	1,701
Fair value of plan assets	$—	—
(c)	Employee Stock Ownership Plan

The Company had continued its previously leveraged employee stock ownership plan (ESOP) for employees who have attained age 21 and who have completed a 12-month period of employment with the Company during which they worked at least 1,000 hours. The Company can make contributions to the ESOP at the board’s discretion. Company shares would then be purchased periodically in the open market and allocated to employee accounts based on each employee’s relative portion of the Company’s total eligible compensation recorded during the year.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
No contributions were made and no expense was recognized during the years ended December 31, 2007 and 2006 and the six-month period ended December 31, 2005. ESOP compensation expense was $1,100,000 for the year ended June 30, 2005.

(d)	Recognition and Retention Plan

On November 17, 2004, the Company established a Recognition and Retention Plan for Employees and Outside Directors (RRP) with 290,220 shares authorized. The objective of the RRP is to enable the Company to provide directors, officers, and employees with a proprietary interest in the Company. On March 16, 2005, 278,231 shares were issued with a weighted average grant date fair value per share of $21.42 (total market value of $5,959,000 at issuance). Total common shares forfeited were 7,637, of which, 3,058, 1,644 and 2,935 shares were forfeited during the years ended December 31, 2007, 2006, and 2005, respectively. During 2007, 4,300 shares were issued with a weighted average grant date fair value per share of $27.04 (total market value of $116,000 at issuance). Shares of common stock granted pursuant to the RRP were in the form of restricted stock and generally vest over a five-year period at the rate of 20% per year, commencing one year after the award date. As of December 31, 2007, 40% of the March 16, 2005 issuance have vested, none of the 2007 issuances have vested. Once shares have vested, they are no longer restricted. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant, will be recognized pro rata over the five years during which the shares are payable. While restricted, the recipients are entitled to all voting and other shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust.

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

On November 17, 2005, the Company adopted the 2005 Stock Option Plan. This Plan authorizes the grant of stock options and limited stock rights for 725,552 shares of the Company’s common stock. On January 19, 2005, the Company granted 70,000 nonstatutory stock options to its outside directors and 154,546 incentive stock options to

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
employees at an exercise price of $22.93 per share. On January 18, 2006 the Company granted 158,333 incentive stock options to employees at an exercise price of $22.18 per share. On January 17, 2007 the Company granted 179,806 stock options to employees at an exercise price of $25.89 per share. On June 20, 2007 the Company granted 2,000 stock options to a director at an exercise price of $28.09 per share. These options are exercisable for a period of ten years from the grant date with each recipient vesting at the rate of 20% per year commencing one year from the grant date.
The following table summarizes the activity in the Company’s option plans during the years ended December 31, 2007 and 2006, the six-month period ended December 31, 2005 and the fiscal year ended June 30, 2005:

	Years Ended December 31,				Six Months Ended		Year Ended
	2007		2006		December 31, 2005		June 30, 2005
		Weighted		Weighted		Weighted		Weighted
		average		average		average		average
		exercise		exercise		exercise		exercise
	Number	price	Number	price	Number	price	Number	price
Balance at beginning of year	1,112,858	$18.65	1,019,189	$17.55	1,303,806	$15.13	1,061,884	$9.66
Granted	181,806	25.91 (a)	158,333	22.18 (a)	—	—	445,326	24.20 (a)
Exercised	(52,572)	12.66 (b)	(63,064)	10.14 (b)	(282,461)	6.34 (b)	(199,456)	6.30 (b)
Forfeited	(5,734)	22.14	(1,600)	5.63	(2,156)	18.73	(3,948)	15.16

Balance at end of year	1,236,358	19.96	1,112,858	18.65	1,019,189	17.55	1,303,806	15.13

Exercisable at end of year	796,270	17.61	651,415	15.78	559,180	13.90	694,821	10.19

(a)	Weighted average fair value of options at grant date: $5.12, $4.75, and $6.98, respectively.

(b)	The total intrinsic value of options exercised was $773,000, $898,000, $4,400,000, and $3,300,000, respectively.
The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2007 is $1,039,000 and $7,135,000, respectively. The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants:

	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise
	Price	Price	Price	Price	Price	Price	Price	Price	Price	Price	Price	Total
	$6.875	$7.812	$9.780	$9.875	$13.302	$16.59	$22.18	$22.93	$25.49	$25.89	$28.09	$19.96
Options outstanding:
Number of options	6,300	21,300	146,794	11,842	122,512	151,996	156,456	222,030	215,322	179,806	2,000	1,236,358

Weighted average remaining contract life (years)	2.50	2.25	4.25	1.50	5.00	6.00	8.50	7.75	7.50	9.50	9.50	5.58
Options exercisable:
Number of options	6,300	21,300	146,794	11,842	122,512	151,996	30,992	132,749	171,785	—	—	796,270

Weighted average remaining term - vested (years)	2.50	2.25	4.25	1.50	5.00	6.00	8.50	7.75	7.50	9.50	9.50	6.94

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
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

The following table sets forth the carrying amount and estimated fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of December 31, 2007 and 2006:

	December 31
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and equivalents	$230,616	230,616	154,333	154,333
Securities available-for-sale	1,133,367	1,133,367	767,514	767,514
Securities held-to-maturity	—	—	716,967	720,515
Loans receivable, net	4,795,622	4,941,215	4,412,441	4,432,894
Accrued interest receivable	27,084	27,084	28,033	28,033
FHLB stock	31,304	31,304	34,289	34,289

Total financial assets	$6,217,993	6,363,586	6,113,577	6,137,578

Financial liabilities:
Savings and checking accounts	$2,505,638	2,505,638	2,397,128	2,397,128
Time deposits	3,036,696	3,071,514	2,969,622	2,988,453
Borrowed funds	339,115	338,671	392,814	382,106
Trust-preferred securities	108,320	108,320	103,094	103,071
Accrued interest payable	4,356	4,356	4,038	4,038

Total financial liabilities	$5,994,125	6,028,499	5,866,696	5,874,796

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2007 and 2006.
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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
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
Off-Balance Sheet Financial Instruments
These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2007 and 2006, there was no significant unrealized appreciation or depreciation on these financial instruments.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company’s banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). At December 31, 2007

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
and 2006, the Company’s banking subsidiary exceeds all capital adequacy requirements to which they are subject. At December 31, 2007, the maximum amount available for dividend payments by Northwest to the Company, while maintaining its “well capitalized” status, is approximately $104.5 million.
As of December 15, 2007, the most recent notification from the FDIC categorized Northwest as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.
     The actual, required, and well capitalized levels as of December 31, 2007 and 2006:

	December 31, 2007
			Minimum capital		Well capitalized
	Actual		requirements		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets):	$571,785	14.10%	$324,304	8.00%	$405,380	10.00%
Tier I capital (to risk weighted assets):	529,833	13.07%	162,152	4.00%	243,228	6.00%
Tier I capital (leverage) (to average assets):	529,833	8.21%	193,630	3.00%*	322,717	5.00%

	December 31, 2006
			Minimum capital		Well capitalized
	Actual		requirements		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets):	$579,560	15.29%	$303,274	8.00%	$379,093	10.00%
Tier I capital (to risk weighted assets):	539,535	14.23%	151,637	4.00%	227,456	6.00%
Tier I capital (leverage) (to average assets):	539,535	8.45%	191,562	3.00%*	319,270	5.00%

*	The FDIC has indicated that the most highly rated institutions, which meet certain criteria, will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of December 31, 2007 and 2006, the Company had not been advised of any additional requirements in this regard.
(18)	Contingent Liabilities

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
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
(19)	Components of Comprehensive Income

For the years ended December 31, 2007 and 2006, the six-month period ended December 31, 2005 and the fiscal year ended June 30, 2005:

			Six-month
			period ended
	Years ended December 31,		December 31,	Year ended June 30,
	2007	2006	2005	2005
Unrealized (loss) gain on marketable securities available-for-sale	$16,695	(764)	(7,535)	10,072
Tax benefit (expense)	(6,511)	298	2,637	(3,789)
Reclassification adjustment for losses (gains) included in net income, net of tax of $1,877, $263, $0, and $(142), respectively	(2,938)	(393)	—	264
Defined benefit plans:
Net gain	8,413	—	—	—
Amortization of prior service costs	77	—	—	—

Total defined benefit plans	8,490	—	—	—
Tax expense	(3,311)	—	—	—

Other comprehensive income	$12,425	(859)	(4,898)	6,547

(20) Northwest Bancorp, Inc. (Parent Company Only)
Statements of Financial Condition

	December 31
	2007	2006
Assets
Cash and cash equivalents	$3,618	5,880
Marketable securities available-for-sale	96	96
Investment in bank subsidiary	714,160	697,236
Other assets	3,582	4,626

Total assets	$721,456	707,838

Liabilities and Shareholders’ Equity
Liabilities:
Debentures payable	$108,249	103,094
Other liabilities	329	183

Total liabilities	108,578	103,277
Shareholders’ equity	612,878	604,561

Total liabilities and shareholders’ equity	$721,456	707,838

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
Statements of Income

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Income:
Interest income	$480	3,891	259	823
Dividends from bank subsidiary	49,000	45,000	19,000	16,000
Undistributed earnings from equity investment in bank subsidiary	4,838	16,551	12,890	44,449
Other income	—	—	—	3

Total income	54,318	65,442	32,149	61,275
Expense:
Compensation and benefits	366	378	160	804
Amortization of intangible assets	—	—	—	262
Other expense	159	182	155	364
Loss on early extinquishment of debt	—	3,124	—	—
Interest expense	7,250	15,616	4,622	8,079

Total expense	7,775	19,300	4,937	9,509

Income before income taxes	46,543	46,142	27,212	51,766
Federal and state income taxes	(2,554)	(5,394)	(1,637)	(3,049)

Net income	$49,097	51,536	28,849	54,815

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
Statements of Cash Flows

			Six-month
			period ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Operating activities:
Net income	$49,097	51,536	28,849	54,815
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Undistributed earnings of subsidiary	(4,838)	(16,551)	(12,890)	(44,449)
Loss on early extinguishment	—	3,124	—	—
Depreciation and amortization	—	—	—	262
Noncash compensation expense related to stock benefit plans	2,454	2,296	1,085	1,512
Net change in other assets and liabilities	1,636	(3,242)	(5,756)	(1,216)

Net cash provided by operating activities	48,349	37,163	11,288	10,924
Investing activities:
Additional investment in subsidiaries	—	—	—	—
Loan to Northwest Bancorp, MHC	—	—	—	10,000
Proceeds from sale or maturity of marketable securities available-for-sale	—	—	—	1,000
Acquisitions, net of cash received	5,048	—	(11,193)	(3,000)

Net cash (used in) provided by investing activities	5,048	—	(11,193)	8,000
Financing activities:
Cash dividends paid	(15,696)	(13,727)	(6,119)	(20,171)
Treasury stock repurchases	(40,825)	(8,080)	(17,183)	—
Proceeds/ (redemption) of trust preferred stock offering	—	(102,062)	103,094	—
Proceeds from options exercised	862	873	1,734	797

Net cash provided (used) by financing activities	(55,659)	(122,996)	81,526	(19,374)

Net increase (decrease) in cash and cash equivalents	$(2,262)	(85,833)	81,621	(450)

Cash and cash equivalents at beginning of year	5,880	91,713	10,092	10,542
Net increase (decrease) in cash and cash equivalents	$(2,262)	(85,833)	81,621	(450)

Cash and cash equivalents at end of year	$3,618	5,880	91,713	10,092

(21)	Business Segments

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
December 31, 2007, 2006 and 2005 and June 30, 2005
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

At or for the year ended	Community	Consumer	All
December 31, 2007	banking	finance	other*	Consolidated
External interest income	$375,761	20,266	4	$396,031
Intersegment interest income	7,991	—	(7,991)	—
Interest expense	195,533	8,232	7,250	211,015
Provision for loan losses	6,000	2,743	—	8,743
Noninterest income	40,250	2,552	220	43,022
Noninterest expense	143,878	8,339	525	152,742
Income tax expense (benefit)	18,607	1,403	(2,554)	17,456

Net income	$59,984	2,101	(12,988)	$49,097

Total assets	$6,629,725	122,657	(88,866)	$6,663,516

At or for the year ended	Community	Consumer	All
December 31, 2006	banking	finance	other*	Consolidated
External interest income	$349,964	18,605	4	$368,573
Intersegment interest income	8,234	—	(8,234)	—
Interest expense	178,634	8,494	3,981	191,109
Provision for loan losses	6,000	2,480	—	8,480
Noninterest income	42,988	2,515	523	46,026
Noninterest expense	131,847	8,150	3,685	143,682
Income tax expense (benefit)	24,435	751	(5,394)	19,792

Net income	$60,270	1,245	(9,979)	$51,536

Total assets	$6,493,770	124,993	(90,948)	$6,527,815

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)

At or for the six-month period	Community	Consumer	All
ended December 31, 2005	banking	finance	other*	Consolidated

External interest income	$161,747	8,700	2	$170,449
Intersegment interest income	3,446	—	(3,446)	—
Interest expense	74,766	3,591	1,057	79,414
Provision for loan losses	3,250	1,472	—	4,722
Noninterest income	18,416	1,296	139	19,851
Noninterest expense	62,199	3,803	315	66,317
Income tax expense (benefit)	12,294	341	(1,637)	10,998

Net income	$31,100	789	(3,040)	$28,849

Total assets	$6,439,163	126,070	(87,926)	$6,477,307

At or for the fiscal year ended	Community	Consumer	All
June 30, 2005	banking	finance	other*	Consolidated
External interest income	$304,144	17,203	477	$321,824
Intersegment interest income	5,449	—	(5,449)	—
Interest expense	129,767	5,757	2,523	138,047
Provision for loan losses	6,980	2,586	—	9,566
Noninterest income	29,374	2,388	242	32,004
Noninterest expense	119,405	7,824	1,430	128,659
Income tax expense (benefit)	24,367	1,423	(3,049)	22,741

Net income	$58,448	2,001	(5,634)	$54,815

Total assets	$6,295,545	123,363	(88,426)	$6,330,482

*	Eliminations consist of intercompany interest income and interest expense.
(22)	Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Deferrable Interest Debentures (Trust-Preferred Securities)
The Company has three statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, and Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust and Penn Laurel Financial Corp. Trust I, a Delaware statutory business trust (the Trusts). The Penn Laurel Financial Corp, Trust I was assumed with the acquisition of Penn Laurel Financial Corporation in June 2007. These trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed. Northwest Bancorp Capital Trust III issued 50,000 cumulative

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2006 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. Northwest Bancorp Statutory Trust IV issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2006 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. Penn Laurel Financial Corp. Trust I issued 5,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on January 23, 2004 (liquidation value of $1,000 per preferred security or $5,000,000) with a stated maturity of January 23, 2034 and floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 2.80%.

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities. Northwest Bancorp Statutory Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2007 was 6.21%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2007 was 6.37%. Penn Laurel Financial Corp. Trust I holds $5,155,000 of the Company’s junior subordinated debentures due January 23, 2034 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 2.80%. The in effect at December 31, 2007 was 7.78%. These subordinated debentures are the sole assets of the Trusts.

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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)
(23)	Selected Quarterly Financial Data (Unaudited)

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2007:
Interest income	$95,592	98,827	101,558	100,054
Interest expense	50,857	53,458	54,468	52,232

Net interest income	44,735	45,369	47,090	47,822
Provision for loan losses	2,006	2,066	2,149	2,522
Noninterest income	10,489	11,366	5,247	15,920
Noninterest expenses	37,876	37,777	38,481	38,608

Income before income taxes	15,342	16,892	11,707	22,612
Income taxes	4,045	4,592	2,121	6,698

Net income	$11,297	12,300	9,586	15,914

Basic earnings per share	$0.23	0.25	0.20	0.33
Diluted earnings per share	$0.23	0.25	0.20	0.33

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 and June 30, 2005
(All dollar amounts presented in tables are in thousands)

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
December 31, 2007, 2006 and 2005 and June 30, 2005
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
     There were no significant changes made in our internal controls during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     See Management’s Report On Internal Control Over Financial Reporting — filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.	OTHER INFORMATION
     Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
     The “Proposal I—Election of Directors” section of the Company’s 2008 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The “Proposal I—Election of Directors” section of the Company’s 2008 Proxy Statement is incorporated herein by reference.
     The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

     Set forth below is certain information as of December 31, 2007 regarding equity compensation plans that have been approved by stockholders.

	Number of securities to
	be issued upon exercise		Number of securities
Equity compensation plans	of outstanding options	Weighted average	remaining available for
approved by stockholders	and rights	exercise price	issuance under plan
1995 Stock Option Plan	39,442	$8.28	—
2000 Stock Option Plan	636,624	17.40	—
2004 Stock Option Plan	560,292	23.69	160,867

Total	1,236,358	$19.96	160,867

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The “Transactions with Certain Related Persons” section of the Company’s 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2008 Proxy Statement is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) Financial Statements
     The following documents are filed as part of this Form 10-K.
(A)	Management’s Report on Internal Control Over Financial Reporting

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Report of Independent Registered Public Accounting Firm

(D)	Consolidated Statements of Financial Condition — at December 31, 2007, and 2006

(E)	Consolidated Statements of Income — Years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005

(F)	Consolidated Statements of Changes in Shareholders’ Equity — Years ended December 31, 2007 and 2006, six months ended December 31, 2005 and fiscal year ended June 30, 2005

(G)	Consolidated Statements of Cash Flows — Years ended December 31, 2007 and 2006, six months ended December 31, 2005 and fiscal year ended June 30, 2005

(H)	Notes to Consolidated Financial Statements.
     (a)(2) Financial Statement Schedules
          None.
     (a)(3) Exhibits

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto
3	Articles of Incorporation and Bylaws	***

4	Instruments defining the rights of security holders, including indentures	*

9	Voting trust agreement	None

10.1	Restated Deferred Compensation Plan for Directors	*

10.2	Retirement Plan for Outside Directors	*

10.3	Northwest Savings Bank Nonqualified Supplemental Retirement Plan	*

10.4	Employee Stock Ownership Plan	*

10.6	Employment Agreement for William J. Wagner	**

10.7	Form of Senior Vice President Employment Agreement	**

10.8	Northwest Bancorp, Inc. 2004 Stock Option Plan	****

10.9	Northwest Bancorp, Inc. 2004 Recognition and Retention Plan	****

10.10	Bonus Plan	10.10

11	Statement re: computation of per share earnings	None

12	Statement re: computation or ratios	Not required

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of Registrant	21

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of experts and counsel	23

24	Power of Attorney	Not Required

28	Information from reports furnished to State insurance regulatory authorities	None

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-31687), originally filed with the SEC on July 21, 1997, as amended on October 9, 1997 and November 4, 1997.

**	This document has been filed with the Securities and Exchange Commission on September 30, 2002.

***	Incorporated by reference to the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on November 21, 2000.

****	Incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on October 6, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORTHWEST BANCORP, INC.

Date: March 12, 2008	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William J. Wagner		By:	/s/ William W. Harvey, Jr.

	William J. Wagner, Chairman, President, Chief Executive Officer and Director			William W. Harvey, Jr., Executive Vice President, Finance (Principal Financial and Accounting Officer)

	Date:	March 12, 2008		Date:	March 12, 2008

By:	/s/ John M. Bauer		By:	/s/ Richard L. Carr

	John M. Bauer, Director			Richard L. Carr, Director

	Date:	March 12, 2008		Date:	March 12, 2008

By:	/s/ Richard E. McDowell		By:	/s/ Thomas K. Creal, III

	Richard E. McDowell, Director			Thomas K. Creal, III, Director

	Date:	March 12, 2008		Date:	March 12, 2008

By:	/s/ Joseph F. Long		By:	/s/ A. Paul King

	Joseph F. Long, Director			A. Paul King, Director

	Date:	March 12, 2008		Date:	March 12, 2008

By:	/s/ Robert G. Ferrier		By:	/s/ Philip M. Tredway
	Robert G. Ferrier, Director			Philip M. Tredway, Director

	Date:	March 12, 2008		Date:	March 12, 2008