Form 10-Q
period 2008-03-31
NORTHWEST BANCORP INC
filed 2008-05-12
CIK 1042064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     Common Stock ($0.10 par value) 48,460,940 shares outstanding as of April 30, 2008

NORTHWEST BANCORP, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$83,628	$75,905
Interest-earning deposits in other financial institutions	126,198	153,160
Federal funds sold and other short-term investments	14,568	1,551
Marketable securities available-for-sale (amortized cost of $1,264,060 and $1,125,426)	1,276,518	1,133,367

Total cash and investments	1,500,912	1,363,983

Loans held for sale	31,585	28,412
Mortgage loans — one- to four- family	2,403,542	2,386,506
Home equity loans	972,425	973,161
Consumer loans	259,294	272,867
Commercial real estate loans	877,580	845,397
Commercial business loans	335,850	331,063

Total loans receivable	4,880,276	4,837,406
Allowance for loan losses	(42,255)	(41,784)

Loans receivable, net	4,838,021	4,795,622

Federal Home Loan Bank stock, at cost	40,410	31,304
Accrued interest receivable	26,087	27,084
Real estate owned, net	9,271	8,667
Premises and equipment, net	112,603	110,894
Bank owned life insurance	119,874	118,682
Goodwill	171,363	171,614
Mortgage servicing rights, net	8,971	8,955
Other intangible assets, net	10,480	11,782
Other assets	14,539	14,929

Total assets	$6,852,531	$6,663,516

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$375,029	$361,102
Interest-bearing demand deposits	735,351	717,991
Savings deposits	1,498,076	1,426,545
Time deposits	2,947,212	3,036,696

Total deposits	5,555,668	5,542,334

Borrowed funds	496,624	339,115
Advances by borrowers for taxes and insurance	27,334	24,159
Accrued interest payable	3,699	4,356
Other liabilities	40,078	32,354
Junior subordinated debentures	108,303	108,320

Total liabilities	6,231,706	6,050,638

Shareholders’ Equity:
Preferred stock, $0.10 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.10 par value: 500,000,000 shares authorized, 51,197,238 and 51,191,109 issued, respectively	5,120	5,119
Paid-in capital	215,532	214,606
Retained earnings	466,609	458,425
Accumulated other comprehensive income	2,987	816
Treasury stock, at cost, 2,742,800 and 2,610,800 shares, respectively	(69,423)	(66,088)

	620,825	612,878

Total liabilities and shareholders’ equity	$6,852,531	$6,663,516

See accompanying notes to consolidated financial statements — unaudited

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2008	2007
Interest income:
Loans receivable	$80,889	$74,366
Mortgage-backed securities	7,170	7,692
Taxable investment securities	3,849	8,082
Tax-free investment securities	2,993	3,233
Interest-earning deposits	1,796	2,219

Total interest income	96,697	95,592

Interest expense:
Deposits	42,830	44,624
Borrowed funds	5,557	6,233

Total interest expense	48,387	50,857

Net interest income	48,310	44,735
Provision for loan losses	2,294	2,006

Net interest income after provision for loan losses	46,016	42,729

Noninterest income:
Service charges and fees	7,638	6,008
Trust and other financial services income	1,748	1,458
Insurance commission income	580	492
Gain on investment securities, net	583	—
Gain on sale of loans, net	—	484
Gain/ (loss) on sale of real estate owned, net	(87)	79
Income from bank owned life insurance	1,192	1,069
Mortgage banking income, net	342	257
Other operating income	1,019	642

Total noninterest income	13,015	10,489

Noninterest expense:
Compensation and employee benefits	22,722	21,654
Premises and occupancy costs	5,725	5,461
Office operations	3,257	2,785
Processing expenses	4,204	3,551
Advertising	979	1,124
Federal deposit insurance premiums	824	164
Professional services	735	529
Amortization of intangible assets	1,302	903
Loss on early extinguishment of debt	705	—
Other expenses	1,974	1,705

Total noninterest expense	42,427	37,876

Income before income taxes	16,604	15,342

Federal and state income taxes	3,982	4,045

Net income	$12,622	$11,297

Basic earnings per share	$0.26	$0.23

Diluted earnings per share	$0.26	$0.23

See accompanying notes to consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except share and per share amounts)

					Accum.
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Three months ended March 31, 2007	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at December 31, 2006	50,029,327	$5,114	211,295	425,024	(11,609)	(25,263)	$604,561

Comprehensive income:
Net income	—	—	—	11,297	—	—	11,297
Change in unrealized gain on securities, net of tax of $980	—	—	—	—	1,533	—	1,533

Total comprehensive income	—	—	—	11,297	1,533	—	12,830

Exercise of stock options	13,014	1	160	—	—	—	161

Stock-based compensation expense	—	—	921	—	—	—	921

Issuance of RRP shares	3,500	—	—	—	—	—	—

Purchase of treasury stock	(230,800)	—	—	—	—	(6,101)	(6,101)

Dividends paid ($0.20 per share)	—	—	—	(3,893)	—	—	(3,893)

Ending balance at March 31, 2007	49,815,041	$5,115	212,376	432,428	(10,076)	(31,364)	$608,479

					Accum.
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Three months ended March 31, 2008	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at December 31, 2007	48,580,309	$5,119	214,606	458,425	816	(66,088)	$612,878

Effects of changing pension plan measurement date pusuant to FASB Statement No. 158, net of tax of ($319) and $361 respectively.	—	—	—	(499)	572	—	73

Beginning balance, as adjusted	48,580,309	5,119	214,606	457,926	1,388	(66,088)	612,951

Comprehensive income:
Net income	—	—	—	12,622	—	—	12,622
Change in unrealized gain on securities, net of tax of $1,022	—	—	—	—	1,599	—	1,599

Total comprehensive income	—	—	—	12,622	1,599	—	14,221

Exercise of stock options	6,129	1	90	—	—	—	91

Stock-based compensation expense	—	—	836	—	—	—	836

Purchase of treasury stock	(132,000)	—	—	—	—	(3,335)	(3,335)

Dividends paid ($0.22 per share)	—	—	—	(3,939)	—	—	(3,939)

Ending balance at March 31, 2008	48,454,438	$5,120	215,532	466,609	2,987	(69,423)	$620,825

See accompanying notes to consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2008	2007
OPERATING ACTIVITIES:
Net Income	$12,622	$11,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,294	2,006
Net loss/ (gain) on sale of assets	182	(217)
Net (gain) on Visa Inc. share redemption	(672)	—
Net depreciation, amortization and accretion	3,641	3,748
Decrease in other assets	1,078	340
Deferred income tax (benefit)/ expense	(141)	175
Increase in other liabilities	6,262	3,064
Origination of loans held for sale	(74,614)	(47,511)
Proceeds from sale of loans held for sale	70,353	49,011
Net amortization of (discount)/ premium on marketable securities	(1,734)	(959)
Noncash writedown of investment securities	320	—
Noncash compensation expense related to stock benefit plans	836	921

Net cash provided by operating activities	20,427	21,875

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(303,910)	(12,803)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	—	25,638
Proceeds from maturities and principal reductions of marketable securities available-for-sale	165,023	47,699
Loan originations	(355,032)	(305,047)
Proceeds from loan maturities and principal reductions	311,669	252,284
(Purchase)/ redemption of FHLB stock	(9,106)	123
Proceeds from sale of real estate owned	956	1,028
Net (purchase)/ sale of real estate owned for investment	39	(217)
Purchase of premises and equipment	(3,196)	(2,375)

Net cash (used by)/ provided by investing activities	(193,557)	6,330

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three months ended
	March 31,
	2008	2007
FINANCING ACTIVITIES:
Increase in deposits, net	$13,334	$184,383
Proceeds from long-term borrowings	235,000	—
Repayments of long-term borrowings	(84,067)	(15)
Net increase in short-term borrowings	6,649	10,371
Increase in advances by borrowers for taxes and insurance	3,175	2,725
Cash dividends paid	(3,939)	(3,893)
Proceeds from stock options exercised	91	161
Purchase of treasury stock	(3,335)	(6,101)

Net cash provided by financing activities	166,908	187,631

Net (decrease)/ increase in cash and cash equivalents	$(6,222)	$215,836

Cash and cash equivalents at beginning of period	$230,616	$154,333
Net (decrease)/ increase in cash and cash equivalents	(6,222)	215,836

Cash and cash equivalents at end of period	$224,394	$370,169

Cash and cash equivalents:
Cash and due from banks	$83,628	$78,921
Interest-earning deposits in other financial institutions	126,198	286,418
Federal funds sold and other short-term investments	14,568	4,830

Total cash and cash equivalents	$224,394	$370,169

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $37,527 and $37,850)	$49,044	$50,741

Income taxes	$401	$663

Non-cash activities:
Loans transferred to real estate owned	$1,647	$666

Sale of real estate owned financed by the Company	$101	$94

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(1) Basis of Presentation and Informational Disclosures
     The Northwest group of companies, headquartered in Warren, Pennsylvania, is organized in a two-tier holding company structure. Northwest Bancorp, MHC, a federal mutual holding company, owns approximately 63% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the “Company”). The Company, a federally-chartered savings and loan holding company, is regulated by the Office of Thrift Supervision (“OTS”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”). Northwest is regulated by both the FDIC and the Pennsylvania Department of Banking. At March 31, 2008, Northwest operated 166 community-banking offices throughout Pennsylvania, western New York, eastern Ohio, Maryland and southern Florida.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, Northwest, Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Finance Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Allegheny Services, Inc. and Great Northwest Corporation. The unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     Certain items previously reported have been reclassified to conform to the current period’s reporting format. The reclassifications had no effect on the Company’s financial condition or results of operations. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
Stock-Based Compensation
     On January 16, 2008 the Company awarded employees 191,709 stock options with an exercise price of $25.03 and a grant date fair value of $3.28 per stock option. Awarded stock options vest over a five-year period beginning on the date of issuance. At March 31, 2008 there was compensation expense of $1.9 million and $1.9 million, for the RRP stock award and stock option plans, respectively, remaining to be recognized. Stock-based compensation expense of $836,000 and $921,000 for the three months ended March 31, 2008 and 2007, respectively, was recognized in compensation expense relating to the Company’s RRP and stock option plans.
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
     The Company adopted the provisions of FIN 48 on January 1, 2007. No adjustments were recorded as a result of the implementation of FIN 48. As of January 1, 2008, the Company had a liability for unrecognized tax benefits of $1.1 million, of which $706,000, when recognized in March 2008, impacted the effective tax rate. As of March 31, 2008, the Company had no liability for unrecognized tax benefits.

     The Company recognizes interest accrued related to: (1) unrecognized tax benefits in Federal and state income taxes and (2) refund claims in Other operating income. The Company recognizes penalties (if any) in Federal and state income taxes. There is no amount accrued for the payment of interest or penalties at March 31, 2008. With few exceptions, the Company is no longer subject to examinations by the Internal Revenue Service, or the Department of Revenue and Taxation in the states in which it conducts business for the tax years ended prior to June 30, 2005. The Company is currently under a regularly scheduled examination by the Internal Revenue Service for the fiscal year ended June 30, 2005, the six-month period ended December 31, 2005 and the calendar year ended December 31, 2006.
Recently Issued Accounting Standards
     Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities, but does not expand the use of fair value in any circumstance. SFAS 157 also requires expanded disclosures about the effect of fair value measurements on an entity’s financial statements. This statement applies when other standards require or permit assets and liabilities to be measured at fair value. SFAS is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Additionally, in February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for non-recurring, non-financial instruments to fiscal years beginning after November 15, 2008. The Company adopted the non-delayed provisions of SFAS 157 on January 1, 2008. See Footnote 7 for further analysis of the impact of the adoption of this standard.
     Fair Value Option: In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 became effective January 1, 2008. We have not elected to value any assets or liabilities (not otherwise measured at fair value) under SFAS 159. We continue to evaluate the impact of SFAS 159 should we elect fair value measurement for any asset or liability in the future.
     Business Combinations: In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141 (R) is intended to improve financial reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and expands the disclosure requirements for material business combinations. SFAS 141 (R) will be effective for the Company beginning January 1, 2009. We are currently evaluating the effects this new standard will have on future acquisitions.
(2) Business Segments
     The Company operates in two reportable business segments: Community Banking and Consumer Finance. The Community Banking segment provides services traditionally offered by full-service community banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and consumer loans, as well as brokerage and investment management and trust services. The Consumer Finance segment, which is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, operating 48 offices in Pennsylvania and two offices in southwestern New York, offers personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through an intercompany borrowing relationship with Allegheny Services, Inc., a subsidiary of Northwest. Net income is the primary measure used by management to measure segment performance. The following tables provide financial information for these reportable segments. The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.
As of or for the three months ended:

	Community	Consumer
March 31, 2008 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$91,487	5,208	2	96,697
Intersegment interest income	1,567	—	(1,567)	—
Interest expense	46,716	1,623	48	48,387
Provision for loan losses	1,500	794	—	2,294
Noninterest income	12,399	566	50	13,015
Noninterest expense	39,527	2,749	151	42,427
Income tax expense (benefit)	4,384	199	(601)	3,982
Net income	13,326	409	(1,113)	12,622
Total assets	$6,731,580	117,614	3,337	6,852,531

	Community	Consumer
March 31, 2007 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$90,718	4,872	2	95,592
Intersegment interest income	2,046	—	(2,046)	—
Interest expense	49,133	2,107	(383)	50,857
Provision for loan losses	1,500	506	—	2,006
Noninterest income	9,965	472	52	10,489
Noninterest expense	35,505	2,197	174	37,876
Income tax expense (benefit)	4,456	213	(624)	4,045
Net income	12,135	321	(1,159)	11,297
Total assets	$6,699,515	120,558	(87,934)	6,732,139

*	Eliminations consist of intercompany loans, interest income and interest expense.

(3) Goodwill and Other Intangible Assets
     The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31,	December 31,
	2008	2007
Amortizable intangible assets:
Core deposit intangibles — gross	$30,275	30,275
Less: accumulated amortization	(20,374)	(19,318)

Core deposit intangibles — net	9,901	10,957

Customer and contract intangible assets — gross	2,781	2,781
Less: accumulated amortization	(2,202)	(1,956)

Customer and contract intangible assets — net	$579	825

     The following information shows the actual aggregate amortization expense for the current quarter, the prior year first quarter and the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended 3/31/08	$1,302
For the three months ended 3/31/07	903
For the year ending 12/31/08	4,443
For the year ending 12/31/09	2,847
For the year ending 12/31/10	1,896
For the year ending 12/31/11	1,445
For the year ending 12/31/12	693
For the year ending 12/31/13	355
     The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2006	$154,457	1,313	155,770
Goodwill acquired	15,844	—	15,844
Impairment losses	—	—	—

Balance at December 31, 2007	170,301	1,313	171,614
Adjustment to purchase price allocation	(251)	—	(251)
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance at March 31, 2008	$170,050	1,313	171,363

(4) Guarantees
     The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan policies and procedures. Collateral may be obtained based on management’s credit assessment of the customer. At March 31, 2008, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $13.5 million, of which $10.4 million is fully collateralized. At March 31, 2008, the Company had a liability (deferred income) of $126,000 related to the standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.
(5) Earnings Per Share
     Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were no anti-dilutive stock options for the three months ended March 31, 2008 or 2007. The computation of basic and diluted earnings per share follows (in thousands, except per share amounts):

	Three months ended
	March 31,
	2008	2007
Net income available to common shareholders	$12,622	11,297

Weighted average common shares outstanding	48,330	49,755

Dilutive potential shares due to the effect of stock options	276	264

Total weighted average common shares and dilutive potential shares	48,606	50,019

Basic earnings per share	$0.26	0.23

Diluted earnings per share	$0.26	0.23

(6) Pension and Post-retirement benefits (in thousands):
Components of Net Periodic Pension or Other Benefit Cost

	Pension Benefits		Other Post-retirement benefits
	Three months ended March 31,
	2008	2007	2008	2007
Service cost	$1,255	1,240	—	—
Interest cost	1,140	1,023	24	23
Expected return on plan assets	(1,247)	(1,102)	—	—
Amortization of transition asset	—	—	—	—
Amortization of prior service cost	13	19	—	—
Amortization of the net loss	31	187	11	10

Net periodic pension or other benefit cost	$1,192	1,367	35	33

     The Company made no contribution to its pension or other post-retirement benefit plans during the three months ended March 31, 2008. The Company anticipates making a tax-deductible contribution to its defined benefit pension plan for the year ending December 31, 2008.
     The Company adopted the measurement provision of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (“SFAS 158”) effective January 1, 2008. Accordingly, the Company reduced opening retained earnings by $499,000 and increased opening accumulated other comprehensive income by $572,000 for the after-tax impact of changing the measurement date from October 31 to December 31. The Company’s discount rate increased to 6.5% at December 31, 2007 from 6.25% at October 31, 2007.
(7) Fair Value Measurements
     Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for all financial assets and liabilities recognized or disclosed at fair value on a recurring basis and certain financial assets and liabilities on a non-recurring basis. SFAS 157 establishes a three-level hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest level input that has a significant impact on fair value measurement is used.
     Financial assets and liabilities are categorized based upon the following characteristics or inputs to the valuation techniques:
•	Level 1 — Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.

•	Level 2 — Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets or liabilities that are actively traded. Level 2 also includes pricing models which the inputs are corroborated by market data, for example, matrix pricing.

•	Level 3 — Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:

o	Quotes from brokers or other external sources that are not considered binding;

o	Quotes from brokers or other external sources where it can not be determined that market participants would in fact transact for the asset of liability at the quoted price;

o	Quotes from brokers or other external sources where the inputs are not deemed observable.
     The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.
     The following table represents assets measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

				Total
				assets at
Investment securities — available for sale	Level 1	Level 2	Level 3	fair value
Equity securities — available for sale	$6,052	—	220	6,272

Debt securities — available for sale	—	1,249,038	21,208	1,270,246

Total assets	$6,052	1,249,038	21,428	1,276,518

     Debt securities — available for sale — Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs. The valuation for most debt securities is classified as Level 2. Securities within Level 2 include corporate bonds, municipal bonds, mortgage-backed securities pass-through securities and US government obligations. Certain debt securities are a combination of multiple securities, including an investor note (Level 2), an income note (Level 3) and agency zero coupon bond (Level 2). The fair value of the various components of each security is determined using Level 2 and Level 3 techniques. As such, the overall securities are classified as Level 3.
     Equity securities — available for sale — Level 1 securities include publicly traded securities valued using quoted market prices. Level 3 securities include investments in two financial institutions that provide financial services only to investor banks received as part of previous acquisitions without observable market data to determine the investments fair values. These securities can only be sold back to the issuing financial institution at cost.
     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2008 (in thousands):

	Equity	Debt
	securities	securities
Balance at January 1, 2008	$220	22,369
Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income	—	—
Included in other comprehensive income	—	(1,161)
Purchases and sales	—	—
Net transfers in (out) of Level 3	—	—

Balance at March 31, 2008	$220	21,208

     Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and mortgage servicing rights. The following table represents the fair value measurement for nonrecurring assets as of March 31, 2008 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value
Loans held for sale	$6,745	—	—	6,745

Loans measured for impairment	—	—	6,586	6,586

Mortgage servicing rights	—	—	1,389	1,389

Total assets	$6,745	—	7,975	14,720

     Loans held for sale — Mortgage loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale in based on what secondary markets are currently offering. As the fair value is determined by a quoted price from Freddie Mac, and the Company has open delivery contracts with Freddie Mac, the Company classifies loans held for sale as nonrecurring Level 1.
     Impaired loans — A loan is considered to be impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral. The Company measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. The Company classifies impaired loans as nonrecurring Level 3.
     Mortgage servicing rights — Mortgage servicing rights represent the value associated with servicing residential mortgage loans, when the mortgage loans have been sold into a secondary market and the related servicing has been retained by the Company. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Adjustments are only made when the estimated discounted future cash flows are less than the carrying value. As such, mortgage servicing rights are classified as nonrecurring Level 3.

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
     Other Intangible Assets. Using the purchase method of accounting for acquisitions, the Company is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair values. These fair values often involve estimates based on third-party valuations, including appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. Core deposit and other intangible assets are recorded in purchase accounting when a premium is paid to acquire other entities or deposits. Other intangible assets, which are determined to have finite lives, are amortized based on the period of estimated economic benefits received, primarily on an accelerated basis. Other intangible assets were $10.5 million as of March 31, 2008 and $11.8 million as of December 31, 2007.
Executive Summary
     The Company’s total assets at March 31, 2008 were $6.853 billion, an increase of $189.0 million, or 2.8%, from $6.664 billion at December 31, 2007. This increase in assets is primarily attributed to an increase in cash and investments of $136.9 million, or 10.0%, and an increase in net loans receivable of $42.4 million, or less than 1.0%, funded primarily by an increase in borrowed funds of $157.5 million, or 46.4%.
     Cash and investments increased by $136.9 million, or 10.0%, to $1.501 billion at March 31, 2008 from $1.364 billion at December 31, 2007 and net loans increased by $42.4 million, or less than 1.0%, to $4.838 billion at March 31, 2008 from $4.796 billion at December 31, 2007. Investment securities increased $143.2 million, or 12.6%, as the Company temporarily invested the proceeds from FHLB borrowings until those funds can be used to originate consumer and commercial loans or used to fund deposit runoff as market interest rates drift lower. During the three months ended March 31, 2008 the Company increased its commercial loan portfolio by $37.0 million, or 3.1%.
     Deposits increased by $13.3 million, or less than 1.0%, to $5.556 billion at March 31, 2008 from $5.542 billion at December 31, 2007. While the total balance of deposits remained constant, the Company did experience a shift from certificates of deposit to savings and interest-bearing demand deposits. Certificates of deposit decreased $89.5 million, or 2.9%, to $2.947 billion at March 31, 2008 from $3.037 billion at December 31, 2007. Savings and interest-bearing demand deposits increased $88.9 million, or 4.1%, to $2.233 billion at March 31, 2008 from $2.145 billion at December 31, 2007.
     Borrowings increased by $157.5 million, or 46.4%, to $496.6 million at March 31, 2008 from $339.1 million at December 31, 2007. During the three months ended March 31, 2008, the Company borrowed $235.0 million from the Federal Home Loan Bank of Pittsburgh (“FHLB”), pre-paying $76.0 million of higher rate FHLB advances scheduled to mature during the current year. The FHLB advances were borrowed at a weighted average rate of 3.60% and a weighted average maturity of 5.7 years.
     Total shareholders’ equity at March 31, 2008 was $620.8 million, an increase of $7.9 million, or 1.3%, from $612.9 million at December 31, 2007. This increase was primarily attributable to net income of $12.6 million and an increase in other comprehensive income of $2.2 million, which were partially offset by dividends paid of $3.9 million and the purchase of 132,000 treasury shares at a total cost of $3.3 million.
     Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a consistent framework for measuring fair value and expands the disclosure requirements related to fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
     Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS did not have a material impact on the operations of the Company.
     Northwest is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Northwest must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments made by the regulators about components, risk-weighting and other factors.
     Quantitative measures, established by regulation to ensure capital adequacy, require Northwest to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Dollar amounts in the accompanying tables are in thousands.

March 31, 2008

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$574,756	14.00%	328,548	8.00%	410,685	10.00%

Tier I Capital (to risk weighted assets)	532,460	12.97%	164,274	4.00%	246,411	6.00%

Tier I Capital (leverage) (to average assets)	532,460	7.99%	199,822	3.00%*	333,037	5.00%

December 31, 2007

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$571,785	14.10%	324,304	8.00%	405,380	10.00%

Tier I Capital (to risk weighted assets)	529,833	13.07%	162,152	4.00%	243,228	6.00%

Tier I Capital (leverage) (to average assets)	529,833	8.21%	193,630	3.00%*	322,717	5.00%

*	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of March 31, 2008, the Company had not been advised of any additional requirements in this regard.
     Northwest is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). This ratio at March 31, 2008 was 16.8%. The Company and Northwest adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, loan commitments and the repurchase of treasury shares.
     The Company paid $3.9 million in cash dividends during both the quarter ended March 31, 2008 and 2007. Annually, Northwest Bancorp, MHC requests the non-objection of the OTS to waive its receipt of dividends from the Company when such dividends are not needed for regulatory capital, working capital or other purposes. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 84.6% in the current quarter on a dividend of $0.22 per share compared with 87.0% in the same quarter last year on a dividend of $0.20 per share. As a result of Northwest Bancorp, MHC waiving its receipt of dividend payments, actual dividends paid to minority shareholders represented 31.2% of net income for the quarter ended March 31, 2008 and 34.5% of net income for the quarter ended March 31, 2007. The Company has declared a dividend of $0.22 per share payable on May 15, 2008 to shareholders of record as of May 1, 2008.
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

	March 31, 2008	December 31, 2007
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One-to four- family residential loans	$12,408	12,542
Multifamily and commercial real estate loans	27,712	24,323
Consumer loans	7,294	7,582
Commercial business loans	11,739	5,163
Total	59,153	49,610
Total nonperforming loans as a percentage of loans	1.21%	1.03%
Total real estate acquired through foreclosure and other real estate owned	9,271	8,667
Total nonperforming assets	$68,424	58,277
Total nonperforming assets as a percentage of total assets	1.00%	0.87%
     A loan is considered to be impaired, as defined by SFAS No. 114 when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at March 31, 2008 and December 31, 2007 were $59.2 million and $49.6 million, respectively.
Allowance for Loan Losses
     The Company’s Board of Directors has adopted an “Allowance for Loan Losses” (ALL) policy designed to provide management with a systematic methodology for determining and documenting the ALL each reporting period. This methodology was developed to provide a consistent process and review procedures to ensure that the ALL is in conformity with the Company’s policies and procedures and other supervisory and regulatory guidelines.
     On an ongoing basis, the Credit Review department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. On an ongoing basis the loan officer along with the Credit Review department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. The Company’s loan grading system for problem loans is consistent with regulatory guidelines, which classifies loans as “special mention”, “substandard”, “doubtful” or “loss.” Loans that do not expose the Company to risk sufficient to warrant classification in one of the following categories, but which possess some weaknesses, are designated as “special mention”. A “substandard” loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss reserve in not warranted.
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
Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007
     Net income for the three months ended March 31, 2008 was $12.6 million, or $0.26 per diluted share, an increase of $1.3 million, or 11.7%, from $11.3 million, or $0.23 per diluted share, for the same quarter last year. The increase in net income resulted primarily from an increase in net interest income of $3.6 million and an increase in noninterest income of $2.5 million, which were partially offset by an increase in noninterest expense of $4.5 million.
     Annualized, net income for the three months ended March 31, 2008 represents an 8.15% and 0.75% return on average equity and return on average assets, respectively, compared to 7.44% and 0.69% for the same quarter last year.

Interest Income
     Total interest income increased by $928,000, or less than 1.0%, on a taxable equivalent basis, to $98.7 million due to an increase in average interest earning assets, which was partially offset by a decrease in the average yield earned on interest earning assets. Average interest earning assets increased by $85.3 million, or 1.4%, to $6.219 billion for the three months ended March 31, 2008 from $6.134 billion for the three months ended March 31, 2007. The average yield on interest-earning assets decreased to 6.32% from 6.40%.
     Interest income on loans increased by $6.5 million, or 8.7%, on a taxable equivalent basis, to $81.3 million for the three months ended March 31, 2008 from $74.8 million for the three months ended March 31, 2007 due to an increase in the balance of average loans, which was partially offset by a decrease in the average yield earned on loans. Average loans outstanding increased by $392.3 million, or 8.8%, to $4.859 billion for the three months ended March 31, 2008 from $4.467 billion for the three months ended March 31, 2007. This increase is due to continued loan demand throughout the Company’s market area for home equity and commercial loans and the acquisition of CSB Bank in June 2007 with loans of approximately $146.0 million. The average yield earned on loans decreased to 6.65% from 6.74%. This decrease is due primarily to the variable nature of consumer and commercial loans, which reset to lower market interest rates.
     Interest income on mortgage-backed securities decreased by $522,000, or 6.8%, to $7.2 million, due to a decrease in the average balance of $47.3 million, or 7.6%, to $574.6 million for the three months ended March 31, 2008 from $621.9 million for the three months ended March 31, 2007. The effect of the decrease in average balance was partially offset by an increase in the average yield to 4.99% from 4.95%. The average balance decreased primarily because the principal payments received were used to fund loans and the redemption of certificates of deposit.
     Interest income on investment securities decreased by $4.5 million, or 35.9%, to $8.0 million, on a taxable-equivalent basis, because of a decrease in the average balance, which was partially offset by an increase in the average yield. The average balance decreased $322.5 million, or 38.2%, to $521.9 million for the three-month period ended March 31, 2008 from $844.4 million for the three-month period ended March 31, 2007. The average balance decreased primarily due to bonds maturing or being called during 2007 as well as the November 2007 sale of approximately $120.0 million of investment securities, the proceeds of which were used to fund loans. The average yield increased to 6.16%, from 5.95%, on a taxable equivalent basis, as a result of tax free assets with a higher yield comprising a larger percentage of the investment portfolio.
     Interest income on interest-earning deposits decreased by $423,000, or 19.1%, primarily because of a decrease in the average yield, which was partially offset by an increase in the balance. The average yield decreased 222 basis points to 3.11% for the quarter ended March 31, 2008 from 5.33% for the quarter ended March 31, 2007. This decrease is a result of the decrease in the overnight federal funds rate, which dropped 300 basis points since September 2007. The average balance increased $64.4 million, or 38.7%, to $231.0 million for the three-month period ended March 31, 2008 from $166.6 million for the three-month period ended March 31, 2007. The average balance increased due to the Company’s increase in borrowed funds during the three months ended March 31, 2008.
Interest Expense
     Total interest expense decreased by $2.5 million, or 4.9%, to $48.4 million primarily due to a decrease in the average cost of interest-bearing liabilities to 3.44% from 3.68% and which was partially offset by an increase in the average balance of $62.9 million, or 1.1%, to $5.665 billion. The decrease in the cost of funds resulted from a decrease in the interest rate paid on all categories of interest-bearing liabilities with the cost of deposits decreasing to 3.33% from 3.55%, FHLB advances decreasing to 4.15% from 4.59% and trust preferred debt decreasing to 6.04% from 6.74%. The decrease in the cost of funds is primarily a result of lower market interest rates due to the 3.00% reduction of short-term interest rates by the Federal Reserve which began in September 2007. The average balance of interest-bearing liabilities increased primarily as a result of the CSB Bank acquisition in June 2007.

Net Interest Income
     Net interest income increased by $3.4 million, or 7.2%, on a taxable equivalent basis, to $50.3 million from $46.9 million during the prior-year period. This increase was primarily attributable to the expansion of the Company’s net interest rate spread and net interest margin, which increased by 16 bps and 18 bps, respectively to 2.88% and 3.24%. This expansion is primarily the result of the recent decreases in interest rate levels, which caused the Company’s cost of funds to drop more quickly than its yield on assets. During this period, the Company had a negative interest sensitivity “gap” with more liabilities than assets maturing or repricing.
Provision for Loan Losses
     The provision for loan losses increased by $288,000, or 14.4%, to $2.3 million for the three-month period ended March 31, 2008 from $2.0 million for the three-month period ended March 31, 2007. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions, current delinquency trends and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet date have been considered in determining the required provision for loan losses.
Noninterest Income
     Noninterest income increased by $2.5 million, or 24.1%, to $13.0 million for the three-month period ended March 31, 2008 from $10.5 million for the three-month period ended March 31, 2007. This increase is primarily due to an increase in service charges and fees of $1.6 million, or 27.1%, to $7.6 million due to an increase in the number of products and services sold as well as an increase in the fee levels for these services.
Noninterest Expense
     Noninterest expense increased by $4.5 million, or 12.0%, to $42.4 million from $37.9 million for the same quarter in the prior year. All major expense categories, except advertising, increased as a result of the growth of the Company’s retail office network, the expansion of business banking and investment management and trust services and the addition of new products and services. Compensation and employee benefits increased $1.1 million, or 4.9%, as a result of the continued increase in health care costs, normal annual merit increases in salaries and the continued growth of the Company’s employee base. Premises and occupancy costs, office operations and processing expenses increased $1.4 million, or 11.8%, primarily due to the continued expansion of the Company’s core retail banking franchise and an increase in the usage of alternative payment methods. Amortization of intangibles increased $399,000, or 44.2%, due to the additional core deposit intangible resulting from the CSB Bank acquisition. Federal deposit insurance premiums increased $660,000 as a result of the FDIC assessing financial institutions with insured deposits to replenish its insurance fund. In addition, during the three months ended March 31, 2008 the Company pre-paid approximately $76.0 million of FHLB advances incurring a prepayment penalty of $705,000.
Income Taxes
     The provision for income taxes for the three months ended March 31, 2008 decreased by $63,000, or 1.6%, compared to the same period last year. This decrease in income tax is primarily a result of the reversal of $706,000 of tax reserves for unrecognized tax benefits related to previous acquisitions, partially offset by an increase in income tax expense associated with higher pre-tax income. The Company’s effective tax rate for the three-month period ended March 31, 2008 was 24.0% compared to 26.4% experienced in the same quarter last year.

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

			Three months ended March 31,
	2008			2007
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Loans (a) (b) (d)	$4,858,928	81,276	6.65%	4,466,658	74,802	6.74%
Mortgage-backed securities (c)	574,556	7,170	4.99%	621,941	7,692	4.95%
Investment securities (c) (d) (e)	521,948	8,044	6.16%	844,384	12,552	5.95%
FHLB stock	32,664	411	5.03%	34,170	504	5.90%
Other interest-earning deposits	231,010	1,796	3.11%	166,606	2,219	5.33%

Total interest-earning assets	6,219,106	98,697	6.32%	6,133,759	97,769	6.40%

Noninterest earning assets (f)	516,356			461,286

TOTAL ASSETS	$6,735,462			6,595,045

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Savings accounts	$751,939	2,226	1.19%	806,029	2,871	1.44%
Interest-bearing demand accounts	725,657	2,136	1.18%	664,035	2,628	1.61%
Money market accounts	704,856	5,265	3.00%	606,590	5,537	3.70%
Certificate accounts	2,995,551	33,203	4.46%	3,024,730	33,588	4.50%
Borrowed funds (g)	378,191	3,903	4.15%	397,168	4,495	4.59%
Debentures	108,312	1,654	6.04%	103,094	1,737	6.74%

Total interest-bearing liabilities	5,664,506	48,387	3.44%	5,601,646	50,856	3.68%

Noninterest bearing liabilities	451,473			386,031

Total liabilities	6,115,979			5,987,677

Shareholders’ equity	619,483			607,368

TOTAL LIABILITIES AND EQUITY	$6,735,462			6,595,045

Net interest income/ Interest rate spread		50,310	2.88%		46,913	2.72%

Net interest-earning assets/ Net interest margin	$554,600		3.24%	532,113		3.06%

Ratio of interest-earning assets to Interest-bearing liabilities	1.10X			1.09X

(a)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a fully taxable equivalent basis.

(e)	Average balances include Fannie Mae and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

Rate/ Volume Analysis
(Dollars in Thousands)
The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the period indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. Changes that cannot be attributed to either rate or volume have been allocated to both rate and volume.
Three months ended March 31, 2008 and 2007

			Net
	Rate	Volume	Change
Interest-earning assets:
Loans	$(948)	7,422	6,474
Mortgage-backed securities	69	(591)	(522)
Investment securities	461	(4,969)	(4,508)
FHLB stock	(72)	(21)	(93)
Other interest-earning deposits	(1,281)	858	(423)

Total interest-earning assets	(1,771)	2,699	928

Interest-bearing liabilities:
Savings accounts	(480)	(165)	(645)
Interest-bearing demand accounts	(739)	247	(492)
Money market accounts	(1,176)	904	(272)
Certificate accounts	(200)	(185)	(385)
Borrowed funds	(404)	(188)	(592)
Debentures	(182)	99	(83)

Total interest-bearing liabilities	(3,181)	712	(2,469)

Net change in net interest income	$1,410	1,987	3,397

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
     The Company has an Asset/ Liability Committee consisting of members of management which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and the Company’s balance sheet structure. On a quarterly basis, this Committee also reviews the Company’s interest rate risk position and the Bank’s cash flow projections.
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
     The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at March 31, 2008 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2008 levels.

	Increase				Decrease
Parallel shift in interest rates over the next 12 months	1.0%		2.0%		1.0%		2.0%

Projected percentage increase/ (decrease) in net income	(2.4)%		(8.9)%		3.2%		1.8%
Projected increase/ (decrease) in return on average equity	(25	)bps	(95	)bps	34	bps	20	bps
Projected increase/ (decrease) in earnings per share	$(0.04)		$(0.13)		$0.04		$0.03
Projected percentage increase/ (decrease) in market value of equity	(13.5)%		(24.6)%		1.1%		3.3%

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

b.) Not applicable.

c.) The following table discloses information regarding the Company’s repurchases of shares of common stock during the quarter ending March 31, 2008:

			Total number of	Maximum number
			shares purchased as	of shares yet
			part of a publicly	to be purchased
	Number of shares	Average price	announced repurchase	under the plan
Month	purchased	paid per share	plan (1)	(1)
January	132,000	$25.27	132,000	273,600
February	—	—	—	273,600
March	—	—	—	273,600

	132,000	$25.27

(1)	This program, announced in June 2007, to repurchase up to 1,000,000 shares of common stock is the Company’s third repurchase program and does not have an expiration date.
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
NORTHWEST BANCORP, INC.

Date: May 12, 2008	By:	/s/ William J. Wagner
William J. Wagner
Chief Executive Officer

Date: May 12, 2008	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr.
Chief Financial Officer