Form 10-Q
period 2008-06-30
NORTHWEST BANCORP INC
filed 2008-08-11
CIK 1042064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
     Common Stock ($0.10 par value) 48,468,475 shares outstanding as of July 31, 2008

NORTHWEST BANCORP, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$98,548	75,905
Interest-earning deposits in other financial institutions	—	153,160
Federal funds sold and other short-term investments	5,811	1,551
Marketable securities available-for-sale (amortized cost of $1,290,881 and $1,125,426)	1,288,291	1,133,367

Total cash and investments	1,392,650	1,363,983

Loans held for sale	3,396	28,412

Mortgage loans — one- to four- family	2,468,293	2,386,506
Home equity loans	1,001,529	973,161
Consumer loans	284,801	272,867
Commercial real estate loans	940,104	845,397
Commercial business loans	343,080	331,063

Total loans	5,041,203	4,837,406
Allowance for loan losses	(43,293)	(41,784)

Total loans, net	4,997,910	4,795,622

Federal Home Loan Bank stock, at cost	50,068	31,304
Accrued interest receivable	26,489	27,084
Real estate owned, net	8,407	8,667
Premises and equipment, net	115,266	110,894
Bank owned life insurance	121,051	118,682
Goodwill	171,363	171,614
Mortgage servicing rights	8,821	8,955
Other intangible assets	9,196	11,782
Other assets	15,112	14,929

Total assets	$6,916,333	6,663,516

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$393,408	361,102
Interest-bearing demand deposits	731,169	717,991
Savings deposits	1,545,131	1,426,545
Time deposits	2,716,639	3,036,696

Total deposits	5,386,347	5,542,334

Borrowed funds	724,305	339,115
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	108,287	108,320
Advances by borrowers for taxes and insurance	33,699	24,159
Accrued interest payable	4,530	4,356
Other liabilities	36,414	32,354

Total liabilities	6,293,582	6,050,638

Shareholders’ equity:
Preferred stock, $0.10 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.10 par value: 500,000,000 shares authorized, 51,210,750 and 51,191,109 issued, respectively	5,121	5,119
Paid-in capital	216,142	214,606
Retained earnings	477,110	458,425
Accumulated other comprehensive (loss)/ income	(6,199)	816
Treasury stock, at cost, 2,742,800 and 2,610,800 shares, respectively	(69,423)	(66,088)

	622,751	612,878

Total liabilities and shareholders’ equity	$6,916,333	6,663,516

See accompanying notes to consolidated financial statements — unaudited

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans	$80,520	76,812	161,409	151,178
Mortgage-backed securities	9,514	7,344	16,684	15,036
Taxable investment securities	3,217	7,887	7,066	15,969
Tax-free investment securities	3,028	3,134	6,021	6,367
Interest-earning deposits	710	3,650	2,506	5,869

Total interest income	96,989	98,827	193,686	194,419

Interest expense:
Deposits	36,451	47,120	79,281	91,744
Borrowed funds	6,972	6,338	12,529	12,571

Total interest expense	43,423	53,458	91,810	104,315

Net interest income	53,566	45,369	101,876	90,104
Provision for loan losses	3,395	2,066	5,689	4,072

Net interest income after provision for loan losses	50,171	43,303	96,187	86,032

Noninterest income:
Service charges and fees	8,153	6,509	15,791	12,517
Trust and other financial services income	1,783	1,560	3,531	3,018
Insurance commission income	583	752	1,163	1,244
Gain on sale of loans, net	—	150	—	634
Gain/ (loss) on sale of real estate owned, net	(254)	(23)	(341)	56
Gain on sale of investments, net	68	—	971	—
Other -than-temporary impairment of investments securities	(1,152)	—	(1,472)	—
Income from bank owned life insurance	1,177	1,098	2,369	2,167
Mortgage banking income	329	462	671	719
Other operating income	1,120	858	2,139	1,500

Total noninterest income	11,807	11,366	24,822	21,855

Noninterest expense:
Compensation and employee benefits	22,244	20,375	44,966	42,029
Premises and occupancy costs	5,318	5,326	11,043	10,787
Office operations	3,263	3,352	6,520	6,137
Processing expenses	4,715	3,729	8,919	7,280
Advertising	1,430	1,375	2,409	2,499
Federal deposit insurance premiums	1,020	165	1,844	329
Professional services	595	534	1,330	1,063
Amortization of other intangible assets	1,284	878	2,586	1,781
Loss on early extinguishment of debt	—	—	705	—
Other expenses	1,619	2,043	3,593	3,748

Total noninterest expense	41,488	37,777	83,915	75,653

Income before income taxes	20,490	16,892	37,094	32,234

Federal and state income taxes	6,048	4,592	10,030	8,637

Net income	$14,442	12,300	27,064	23,597

Basic earnings per share	$0.30	0.25	0.56	0.48

Diluted earnings per share	$0.30	0.25	0.56	0.47

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Three months ended June 30, 2007	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Beginning balance at March 31, 2007	49,815,041	$5,115	212,376	432,428	(10,076)	(31,364)	608,479

Comprehensive income:
Net income	—	—	—	12,300	—	—	12,300
Change in unrealized loss on securities, net of tax of $(3,407)	—	—	—	—	(5,329)	—	(5,329)

Total comprehensive income	—	—	—	12,300	(5,329)	—	6,971

Exercise of stock options	10,565	1	123	—	—	—	124

Stock-based compensation expense	—	—	526	—	—	—	526

Issuance of RRP shares	800	—	—	—	—	—	—

Purchase of treasury stock	(677,700)	—	—	—	—	(18,992)	(18,992)

Dividends paid ($0.20 per share)	—	—	—	(3,776)	—	—	(3,776)

Ending balance at June 30, 2007	49,148,706	$5,116	213,025	440,952	(15,405)	(50,356)	593,332

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Three months ended June 30, 2008	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Beginning balance at March 31, 2008	48,454,438	$5,120	215,532	466,609	2,987	(69,423)	620,825

Comprehensive income:
Net income	—	—	—	14,442	—	—	14,442
Change in unrealized loss on securities, net of tax of $(5,873)	—	—	—	—	(9,186)	—	(9,186)

Total comprehensive income	—	—	—	14,442	(9,186)	—	5,256

Exercise of stock options	13,512	1	151	—	—	—	152

Stock-based compensation expense	—	—	459	—	—	—	459

Purchase of treasury stock	—	—	—	—	—	—	—

Dividends paid ($0.22 per share)	—	—	—	(3,941)	—	—	(3,941)

Ending balance at June 30, 2008	48,467,950	$5,121	216,142	477,110	(6,199)	(69,423)	622,751

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Six months ended June 30, 2007	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Beginning balance at December 31, 2006	50,029,327	$5,114	211,295	425,024	(11,609)	(25,263)	604,561

Comprehensive income:
Net income	—	—	—	23,597	—	—	23,597
Change in unrealized loss on securities, net of tax of $(2,427)	—	—	—	—	(3,796)	—	(3,796)

Total comprehensive income	—	—	—	23,597	(3,796)	—	19,801

Exercise of stock options	23,579	2	376	—	—	—	378

Stock-based compensation expense	—	—	1,354	—	—	—	1,354

Issuance of RRP shares	4,300	—	—	—	—	—	—

Purchase of treasury stock	(908,500)	—	—	—	—	(25,093)	(25,093)

Dividends paid ($0.40 per share)	—	—	—	(7,669)	—	—	(7,669)

Ending balance at June 30, 2007	49,148,706	$5,116	213,025	440,952	(15,405)	(50,356)	593,332

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Six months ended June 30, 2008	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Beginning balance at December 31, 2007	48,580,309	$5,119	214,606	458,425	816	(66,088)	612,878

Effects of changing pension plan measurement date pursuant to FASB Statement No. 158 net of tax of $(319) and $361, respectively	—	—	—	(499)	572	—	73

Beginning balance, as adjusted	48,580,309	5,119	214,606	457,926	1,388	(66,088)	612,951

Comprehensive income:
Net income	—	—	—	27,064	—	—	27,064
Change in unrealized loss on securities, net of tax of $(4,850)	—	—	—	—	(7,587)	—	(7,587)

Total comprehensive income	—	—	—	27,064	(7,587)	—	19,477

Exercise of stock options	19,641	2	241	—	—	—	243

Stock-based compensation expense	—	—	1,295	—	—	—	1,295

Purchase of treasury stock	(132,000)	—	—	—	—	(3,335)	(3,335)

Dividends paid ($0.44 per share)	—	—	—	(7,880)	—	—	(7,880)

Ending balance at June 30, 2008	48,467,950	$5,121	216,142	477,110	(6,199)	(69,423)	622,751

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
OPERATING ACTIVITIES:
Net Income	$14,442	12,300	27,064	23,597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,395	2,066	5,689	4,072
Net (gain)/ loss on sale of assets	544	(311)	726	(528)
Net gain on Visa Inc. share redemption	—	—	(672)	—
Net depreciation, amortization and accretion	4,026	3,251	7,667	6,999
Decrease (increase) in other assets	1,549	(8,365)	2,627	(8,025)
(Decrease)/ increase in other liabilities	(709)	1,920	5,553	4,984
Net amortization of premium/ discount on marketable securities	(1,892)	(1,098)	(3,626)	(2,057)
Deferred income tax expense (benefit)	—	1,034	(141)	1,209
Noncash write-down of investment securities	1,152	—	1,472	—
Origination of loans held for sale	(33,416)	(51,771)	(108,030)	(99,282)
Proceeds from sale of loans held for sale	34,875	55,602	105,228	104,613
Noncash compensation expense related to stock benefit plans	459	526	1,295	1,447

Net cash provided by operating activities	24,425	15,154	44,852	37,029

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(102,787)	(19,859)	(406,697)	(32,662)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	—	26,762	—	52,400
Proceeds from maturities and principal reductions of marketable securities available-for-sale	75,732	23,953	240,755	71,652
Proceeds from sale of marketable securities available-for-sale	1,042	—	1,042	—
Loan originations	(528,668)	(434,236)	(883,700)	(739,283)
Proceeds from loan maturities and principal reductions	361,529	313,781	673,198	566,065
Net (purchase) sale of FHLB stock	(9,658)	378	(18,764)	501
Proceeds from sale of real estate owned	2,866	1,547	3,822	2,575
Net (purchase) sale of real estate owned for investment	38	39	77	(178)
Purchase of premises and equipment	(5,569)	(1,704)	(8,765)	(4,079)
Acquisitions, net of cash received	—	(25,150)	—	(25,150)

Net cash used by investing activities	(205,475)	(114,489)	(399,032)	(108,159)

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	(169,321)	21,276	(155,987)	205,659
Proceeds from long-term borrowings	225,000	—	460,000	—
Repayments of long-term borrowings	(67)	(25,032)	(84,134)	(25,047)
Net increase/ (decrease) in short-term borrowings	2,827	(10,110)	9,476	261
Increase in advances by borrowers for taxes and insurance	6,365	6,543	9,540	9,268
Cash dividends paid	(3,941)	(3,776)	(7,880)	(7,669)
Purchase of treasury stock	—	(18,992)	(3,335)	(25,093)
Proceeds from stock options exercised	152	124	243	285

Net cash provided by financing activities	61,015	(29,967)	227,923	157,664

Net (decrease)/ increase in cash and cash equivalents	(120,035)	(129,302)	(126,257)	86,534

Cash and cash equivalents at beginning of period	224,394	370,169	230,616	154,333
Net (decrease)/ increase in cash and cash equivalents	(120,035)	(129,302)	(126,257)	86,534

Cash and cash equivalents at end of period	$104,359	240,867	104,359	240,867

Cash and cash equivalents:
Cash and due from banks	98,548	89,479	98,548	89,479
Interest-earning deposits in other financial institutions	—	148,647	—	148,647
Federal funds sold and other short-term investments	5,811	2,741	5,811	2,741

Total cash and cash equivalents	104,359	240,867	104,359	240,867

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $31,509, $41,123 $69,036 and $78,973, respectively)	42,592	51,979	91,636	102,720

Income taxes	5,754	3,791	6,155	4,454

Business acquisitions:
Fair value of assets acquired	—	211,846	—	211,846
Cash paid	—	(25,150)	—	(25,150)

Liabilities assumed	—	186,696	—	186,696

Non-cash activities:
Loans transferred to real estate owned	2,256	1,462	3,903	2,128

Sale of real estate owned financed by the Company	159	502	260	596

Loans transferred to held for investment from loans held for sale	24,827	—	24,827	—

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(1) Basis of Presentation and Informational Disclosures
     The Northwest group of companies, headquartered in Warren, Pennsylvania, is organized in a two-tier holding company structure. Northwest Bancorp, MHC, a federal mutual holding company, owns approximately 63% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the “Company”). The Company, a federally-chartered savings and loan holding company, is regulated by the Office of Thrift Supervision (“OTS”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”). Northwest is regulated by both the FDIC and the Pennsylvania Department of Banking. At June 30, 2008, Northwest operated 166 community-banking offices throughout Pennsylvania, western New York, eastern Ohio, Maryland and southern Florida.
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
     Certain items previously reported have been reclassified to conform to the current period’s reporting format. The reclassifications had no material effect on the Company’s financial condition or results of operations. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
Stock-Based Compensation
     On January 16, 2008 the Company awarded employees 191,709 stock options with an exercise price of $25.03 and a grant date fair value of $3.28 per stock option. Awarded stock options vest over a five-year period beginning on the date of issuance. At June 30, 2008 there was compensation expense of $1.7 million for each of the RRP stock award and stock option plans remaining to be recognized. Stock-based compensation expense of $459,000 and $526,000 for the three months ended June 30, 2008 and 2007, respectively, was recognized in compensation expense relating to the Company’s RRP and stock option plans. Stock-based compensation expense of $1.3 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively, was recognized in compensation expense relating to the Company’s RRP and stock option plans.
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
     The Company adopted the provisions of FIN 48 on January 1, 2007. No adjustments were recorded as a result of the implementation of FIN 48. As of January 1, 2008, the Company had a liability for unrecognized tax benefits of $1.1 million, of which $706,000, when recognized in March 2008, impacted the effective tax rate. As of June 30, 2008, the Company had no liability for unrecognized tax benefits.
     The Company recognizes interest accrued related to: (1) unrecognized tax benefits in Federal and state income taxes and (2) refund claims in Other operating income. The Company recognizes penalties (if any) in Federal and state income taxes. There is no amount accrued for the payment of interest or penalties at June 30, 2008. With few exceptions, the Company is no longer subject to examinations by the Internal Revenue Service, or the Department of Revenue and Taxation in the states in which it conducts business for the tax years ended prior to June 30, 2005. The Company is currently under a regularly scheduled examination by the Internal Revenue Service for the fiscal year ended June 30, 2005, the six-month period ended December 31, 2005 and the calendar year ended December 31, 2006.
Recently Issued Accounting Standards
     Fair Value Measurements: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities, but does not expand the use of fair value in any circumstance. SFAS 157 also requires expanded disclosures about the effect of fair value measurements on an entity’s financial statements. This statement applies when other standards require or permit assets and liabilities to be measured at fair value. SFAS is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Additionally, in February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for non-recurring, non-financial instruments to fiscal years beginning after November 15, 2008. The Company adopted the non-delayed provisions of SFAS 157 on January 1, 2008. See Footnote 8 for further analysis of the impact of the adoption of this standard.
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
     As of or for the three months ended:

	Community	Consumer
June 30, 2008 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$91,973	5,016	—	96,989
Intersegment interest income	1,214	—	(1,214)	—
Interest expense	42,288	1,272	(137)	43,423
Provision for loan losses	2,500	895	—	3,395
Noninterest income	11,247	525	35	11,807
Noninterest expense	38,692	2,674	122	41,488
Income tax expense (benefit)	6,202	254	(408)	6,048
Net income	14,752	446	(756)	14,442

Total assets	$6,795,617	116,949	3,767	6,916,333

	Community	Consumer
June 30, 2007 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$94,134	4,693	—	98,827
Intersegment interest income	2,037	—	(2,037)	—
Interest expense	49,597	2,097	1,764	53,458
Provision for loan losses	1,500	566	—	2,066
Noninterest income	10,581	730	55	11,366
Noninterest expense	35,632	1,993	152	37,777
Income tax expense (benefit)	4,914	305	(627)	4,592
Net income	15,109	462	(3,271)	12,300

Total assets	$6,865,125	122,454	(89,418)	6,898,161

*	Eliminations consist of intercompany loans, interest income and interest expense.

     As of or for the six months ended:

	Community	Consumer
June 30, 2008 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$183,460	10,224	2	193,686
Intersegment interest income	2,781	—	(2,781)	—
Interest expense	89,004	2,895	(89)	91,810
Provision for loan losses	4,000	1,689	—	5,689
Noninterest income	23,646	1,091	85	24,822
Noninterest expense	78,219	5,423	273	83,915
Income tax expense (benefit)	10,586	453	(1,009)	10,030
Net income	28,078	855	(1,869)	27,064

Total assets	$6,795,617	116,949	3,767	6,916,333

	Community	Consumer
June 30, 2007 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$184,852	9,565	2	194,419
Intersegment interest income	4,083	—	(4,083)	—
Interest expense	96,610	4,204	3,501	104,315
Provision for loan losses	3,000	1,072	—	4,072
Noninterest income	20,546	1,202	107	21,855
Noninterest expense	71,137	4,190	326	75,653
Income tax expense (benefit)	9,370	518	(1,251)	8,637
Net income	29,364	783	(6,550)	23,597

Total assets	$6,865,125	122,454	(89,418)	6,898,161

*	Eliminations consist of intercompany loans, interest income and interest expense.
(3) Goodwill and Other Intangible Assets
     The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30,	December 31,
	2008	2007
Amortizable intangible assets:
Core deposit intangibles – gross	$30,275	30,275
Less: accumulated amortization	(21,412)	(19,318)

Core deposit intangibles – net	8,863	10,957

Customer and Contract intangible assets – gross	2,781	2,781
Less: accumulated amortization	(2,448)	(1,956)

Customer and Contract intangible assets – net	$333	825

     The following information shows the actual aggregate amortization expense for the current quarter, the prior year’s quarter, the current six-month period and the prior year six-month period as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended 6/30/08	$1,284

For the three months ended 6/30/07	878

For the six months ended 6/30/08	2,586

For the six months ended 6/30/07	1,781

For the year ending 12/31/08	4,443

For the year ending 12/31/09	2,847

For the year ending 12/31/10	1,896

For the year ending 12/31/11	1,445

For the year ending 12/31/12	693

For the year ending 12/31/13	355
     The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2006	$154,457	1,313	155,770
Goodwill acquired	15,844	—	15,844
Impairment losses	—	—	—

Balance at December 31, 2007	170,301	1,313	171,614
Adjustment to purchase price allocation	(251)	—	(251)
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance at June 30, 2008	$170,050	1,313	171,363

(4) Borrowed Funds
     Borrowed funds at June 30, 2008 and December 31, 2007 are presented in the following table:

	June 30, 2008		December 31, 2007
		Average		Average
	Amount	rate	Amount	rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$159	2.67%	84,031	5.00%
Due between one and two years	36,790	4.14%	35,588	4.63%
Due between two and three years	135,000	4.17%	36,567	4.36%
Due between three and four years	100,000	3.78%	65,000	5.02%
Due between four and five years	125,000	3.96%	35,000	4.55%
Due between five and ten years	235,809	3.99%	839	2.81%

	632,758		257,025

Revolving line of credit, FHLB of Pittsburgh	—	—	—	—

Investor notes payable, due various dates through 2009	4,619	4.99%	4,638	4.99%

Securities sold under agreement to repurchase, due within one year	86,928	1.50%	77,452	3.25%

Total borrowed funds	$724,305		339,115

     Borrowings from the FHLB of Pittsburgh are secured by the Company’s investment securities, mortgage-backed securities and qualifying first mortgage loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.
     The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $150.0 million maturing on December 7, 2011. The rate is adjusted daily and any borrowings on this line may be repaid at any time without penalty.
(5) Guarantees
     The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan policies and procedures. Collateral may be obtained based on management’s credit assessment of the customer. At June 30, 2008, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $14.5 million, of which $11.2 million is fully collateralized. At June 30, 2008, the Company had a liability (deferred income) of $137,000 related to the standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.
(6) Earnings Per Share
     Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options to purchase 587,673 of common stock with a weighted average exercise price of $25.47 per share were outstanding during the three and six months ended June 30, 2008 but were not included in the computation of diluted earnings per share for these periods because the options’ exercise price was greater than the average market price of the common shares. There were no anti-dilutive stock options for the three months or six months ended June 30, 2007. The computation of basic and diluted earnings per share follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Reported net income	$14,442	12,300	27,064	23,597

Weighted average common shares outstanding	48,359	49,280	48,345	49,516
Dilutive potential shares due to effect of stock options	201	321	238	293

Total weighted average common shares and dilutive potential shares	48,560	49,601	48,583	49,809

Basic earnings per share:	$0.30	0.25	0.56	0.48

Diluted earnings per share:	$0.30	0.25	0.56	0.47

(7) Pension and Other Post-retirement Benefits (in thousands):

	Three months ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2008	2007	2008	2007
Service cost	$1,255	1,239	—	—
Interest cost	1,140	1,024	24	24
Expected return on plan assets	(1,247)	(1,103)	—	—
Amortization of transition asset	—	—	—	—
Amortization of prior service cost	13	20	—	—
Amortization of the net (gain) loss	31	187	11	11

Net periodic benefit cost	$1,192	1,367	35	35

	Six months ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2008	2007	2008	2007
Service cost	$2,510	2,479	—	—
Interest cost	2,280	2,047	48	47
Expected return on plan assets	(2,494)	(2,205)	—	—
Amortization of transition asset	—	—	—	—
Amortization of prior service cost	26	39	—	—
Amortization of the net (gain) loss	62	374	22	21

Net periodic benefit cost	$2,384	2,734	70	68

     The Company made no contribution to its pension or other post-retirement benefit plans during the six months ended June 30, 2008. The Company anticipates making a tax-deductible contribution to its defined benefit pension plan for the year ending December 31, 2008.
(8) Fair Value Measurements
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
     Financial assets and liabilities are categorized based upon the following characteristics or inputs to the valuation techniques:
•	Level 1 – Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.

•	Level 2 – Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets or liabilities that are actively traded. Level 2 also includes pricing models in which the inputs are corroborated by market data, for example, matrix pricing.

•	Level 3 – Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:
o	Quotes from brokers or other external sources that are not considered binding;

o	Quotes from brokers or other external sources where it can not be determined that market participants would in fact transact for the asset or liability at the quoted price;

o	Quotes from brokers or other external sources where the inputs are not deemed observable.
     The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.
     The following table represents assets measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

				Total
				assets at
Investment securities — available for sale	Level 1	Level 2	Level 3	fair value
Equity securities — available for sale	$6,080	—	220	6,300

Debt securities — available for sale	—	1,261,790	20,201	1,281,991

Total assets	$6,080	1,261,790	20,421	1,288,291

     Debt securities – available for sale — Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs. The valuation for most debt securities is classified as Level 2. Securities within Level 2 include corporate bonds, municipal bonds, mortgage-backed securities and US government obligations. Certain debt securities are a combination of multiple securities, including an investor note (Level 2), an income note (Level 3) and agency zero coupon bond (Level 2). The fair value of the various components of these securities is determined using Level 2 and Level 3 techniques. As such, the overall securities are classified as Level 3.
     Equity securities – available for sale — Level 1 securities include publicly traded securities valued using quoted market prices. Level 3 securities include investments in two financial institutions that provide financial services only to investor banks received as part of previous acquisitions without observable market data to determine the investments fair values. These securities can only be sold back to the issuing financial institution at cost.
     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2008 (in thousands):

	Equity	Debt
	securities	securities
Balance at April 1, 2008	$220	21,208
Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income	—	—
Included in other comprehensive income	—	(1,007)
Purchases and sales	—	—
Net transfers in (out) of Level 3	—	—

Balance at June 30, 2008	$220	20,201

     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008 (in thousands):

	Equity	Debt
	securities	securities
Balance at January 1, 2008	$220	22,369
Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income	—	—
Included in other comprehensive income	—	(2,168)
Purchases and sales	—	—
Net transfers in (out) of Level 3	—	—

Balance at June 30, 2008	$220	20,201

     Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and mortgage servicing rights. The following table represents the fair value measurement for nonrecurring assets as of June 30, 2008 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value
Loans held for sale	$3,396	—	—	3,396

Loans measured for impairment	—	—	28,995	28,995

Mortgage servicing rights	—	—	408	408

Total assets	$3,396	—	29,403	32,799

     Loans held for sale – Mortgage loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale in based on what secondary markets are currently offering. As the fair value is determined by a quoted price from Freddie Mac, and the Company has open delivery contracts with Freddie Mac, the Company classifies loans held for sale as nonrecurring Level 1.
     Impaired loans – A loan is considered to be impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral. The Company measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. The Company classifies impaired loans as nonrecurring Level 3.
     Mortgage servicing rights – Mortgage servicing rights represent the value associated with servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the related servicing has been retained by the Company. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Servicing rights and the related mortgage loans are segregated into categories or homogeneous pools based upon common characteristics. Adjustments are only made when the estimated discounted future cash flows are less than the carrying value, as determined by individual pool. As such, mortgage servicing rights are classified as nonrecurring Level 3.
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
     Goodwill. Goodwill is not subject to amortization but must be tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. Reporting units are identified based upon analyzing each of the Company’s individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill is allocated to the carrying value of each reporting unit based on its relative fair value at the time it is acquired. Determining the fair value of a reporting unit requires a high degree of subjective management judgment. A discounted cash flow valuation model is used to determine the fair value of each reporting unit. The discounted cash flow model incorporates such variables as growth of net income, interest rates and terminal values. Based upon an evaluation of key data and market factors, management selects the specific variables to be incorporated into the valuation model. Future changes in the economic environment or the operations of the operating units could cause changes to these variables, which could give rise to declines in the estimated fair value of the reporting unit. Declines in fair value could result in impairment being identified. The Company has established June 30th of each year as the date for conducting its annual goodwill impairment assessment. The variables are selected as of that date and the valuation model is run to determine the fair value of each reporting unit. At June 30, 2008, the Company did not identify any individual reporting unit where the fair value was less than the carrying value.

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
Executive Summary
     The Company’s total assets at June 30, 2008 were $6.916 billion, an increase of $252.8 million, or 3.8%, from $6.664 billion at December 31, 2007. This increase in assets is primarily attributed to an increase in cash and investments of $28.7 million, or 2.1%, and an increase in net loans receivable of $202.3 million, or 4.2%, funded primarily by an increase in borrowed funds of $385.2 million, or 113.6%, partially offset by a decrease in deposits of $156.0 million, or 2.8%.
     Net loans receivable increased by $202.3 million, or 4.2%, to $4.998 billion at June 30, 2008 from $4.796 billion at December 31, 2007. This strong loan demand was funded primarily by additional borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). During the six months ended June 30, 2008 the Company increased its commercial loan portfolio by $106.7 million, or 9.1%.
     Deposits decreased by $156.0 million, or 2.8%, to $5.386 billion at June 30, 2008 from $5.542 billion at December 31, 2007. Noninterest-bearing demand deposits increased by $32.3 million, or 8.9%, to $393.4 million at June 30, 2008 from $361.1 million at December 31, 2007, interest-bearing demand deposits increased by $13.2 million, or 1.8%, to $731.2 million at June 30, 2008 from $718.0 million at December 31, 2007 and savings deposits increased by $118.6 million, or 8.3%, to $1.545 billion at June 30, 2008 from $1.427 billion at December 31, 2007, while time deposits decreased by $320.1 million, or 10.5%, to $2.717 billion at June 30, 2008 from $3.037 billion at December 31, 2007. The decrease in time deposits was a result of the Bank using alternative funding sources in an effort to decrease the overall cost of funds and to improve its interest-rate sensitivity position.
     Borrowings increased by $385.2 million, or 113.6%, to $724.3 million at June 30, 2008 from $339.1 million at December 31, 2007. During the six months ended June 30, 2008, the Company borrowed $460.0 million from the FHLB while pre-paying $76.0 million of higher rate FHLB advances scheduled to mature during the current year. The FHLB advances were borrowed at a weighted average rate of 3.77% and with a weighted average maturity of 5.5 years.

     Total shareholders’ equity at June 30, 2008 was $622.8 million, an increase of $9.9 million, or 1.6%, from $612.9 million at December 31, 2007. This increase was primarily attributable to net income of $27.1 million for this six month period, which was partially offset by a decrease in other comprehensive income of $7.6 million, dividends paid of $7.9 million and the purchase of 132,000 treasury shares at a total cost of $3.3 million.
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
     Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 did not have a material impact on the operations of the Company.
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

June 30, 2008
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$575,383	13.44%	342,413	8.00%	428,016	10.00%

Tier I Capital (to risk weighted assets)	531,784	12.42%	171,206	4.00%	256,810	6.00%

Tier I Capital (leverage) (to average assets)	531,784	7.76%	205,627	3.00%*	342,711	5.00%

December 31, 2007
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$571,785	14.10%	324,304	8.00%	405,380	10.00%

Tier I Capital (to risk weighted assets)	529,833	13.07%	162,152	4.00%	243,228	6.00%

Tier I Capital (leverage) (to average assets)	529,833	8.21%	193,630	3.00%*	322,717	5.00%

*	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of June 30, 2008, the Company had not been advised of any additional requirements in this regard.

     Northwest is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). This ratio at June 30, 2008 was 17.9%. The Company and Northwest adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, loan commitments and the repurchase of treasury shares. During the quarter ended June 30, 2008 the Company borrowed $225.0 million from the FHLB at an average rate of 3.95% with an average life of 5.33 years. The Company has continued to borrow from the FHLB as a funding alternative to renewing maturing higher cost certificates of deposits. This strategy has enabled the Bank to decrease its cost of funds from 3.66% for the quarter ended December 31, 2007 to 2.99% for the quarter ended June 30, 2008. As of June 30, 2008 the Bank had approximately $2.7 billion of additional borrowing capacity available with the FHLB, including a $150.0 million line of credit.
     The Company paid $3.9 million and $3.8 million in cash dividends during the quarters ended June 30, 2008 and 2007, respectively. The Company paid $7.9 million and $7.7 million in cash dividends during the six months ended June 30, 2008 and 2007, respectively. Annually, Northwest Bancorp, MHC requests the non-objection of the OTS to waive its receipt of dividends from the Company when such dividends are not needed for regulatory capital, working capital or other purposes. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 73.3% in the current quarter on a dividend of $0.22 per share compared with 80.0% in the same quarter last year on a dividend of $0.20 per share. As a result of Northwest Bancorp, MHC waiving its receipt of dividend payments, actual dividends paid to minority shareholders represented 27.3% and 29.1% of net income for the quarter and six months ended June 30, 2008 compared to 30.7% and 32.5% of net income for the quarter and six months ended June 30, 2007. The Company has declared a dividend of $0.22 per share payable on August 14, 2008 to shareholders of record as of July 31, 2008.
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

	June 30, 2008	December 31, 2007
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One-to-four family residential loans	$12,599	12,542
Multifamily and commercial real estate loans	23,104	24,323
Consumer loans	6,984	7,582
Commercial business loans	26,336	5,163
Total	69,023	49,610
Total nonperforming loans as a percentage of loans	1.37%	1.03%
Total real estate acquired through foreclosure and other real estate owned	8,407	8,667
Total nonperforming assets	$77,430	58,277
Total nonperforming assets as a percentage of total assets	1.12%	0.87%

     A loan is considered to be impaired, as defined by SFAS No. 114 when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at June 30, 2008 and December 31, 2007 were $69.0 million and $49.6 million, respectively.
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
Comparison of Operating Results for the Quarter Ended June 30, 2008 and 2007
     Net income for the three months ended June 30, 2008 was $14.4 million, or $0.30 per diluted share, an increase of $2.1 million, or 17.4%, from $12.3 million, or $0.25 per diluted share, for the same quarter last year. The increase in net income resulted primarily from an increase in net interest income of $8.2 million and an increase in noninterest income of $441,000, which were partially offset by an increase in the provision for loan losses of $1.3 million, an increase in noninterest expense of $3.7 million and an increase in income taxes of $1.5 million. A discussion of each change follows.
     Annualized, net income for the three months ended June 30, 2008 represents a 9.30% and 0.83% return on average equity and return on average assets, respectively, compared to 8.21% and 0.73% for the same quarter last year.
Interest Income
     Total interest income decreased by $1.8 million, or 1.8%, on a taxable equivalent basis, to $99.0 million due to a decrease in the average yield earned on interest earning assets, which was partially offset by an increase in the average balance of interest earning assets. The average yield on interest earning assets, on a taxable equivalent basis, decreased to 6.15% for the quarter ended June 30, 2008 from 6.43% for the quarter ended June 30, 2007. The average yield on all categories of interest earning assets, except investment securities, decreased from the previous period. Average interest earning assets increased by $152.5 million, or 2.4%, to $6.427 billion for the quarter ended June 30, 2008 from $6.275 billion for the quarter ended June 30, 2007.
     Interest income on loans increased by $3.8 million, or 4.9%, on a taxable equivalent basis, to $80.9 million for the quarter ended June 30, 2008 from $77.1 million for the quarter ended June 30, 2007. Average loans receivable increased by $401.3 million, or 8.8%, to $4.957 billion for the quarter ended June 30, 2008 from $4.556 billion for the quarter ended June 30, 2007. This increase is primarily attributable to strong loan demand throughout the Company’s market area, as well as the acquisition of CSB Bank in June 2007. This increase in average loans receivable was partially offset by a decrease in the average yield earned on loans, which decreased to 6.51% for the quarter ended June 30, 2008 from 6.78% for the quarter ended June 30, 2007. This decrease is primarily attributable to the Company’s variable rate loans repricing in a generally lower interest rate environment.
     Interest income on mortgage-backed securities increased by $2.2 million, or 29.6%, to $9.5 million for the quarter ended June 30, 2008 from $7.3 million for the quarter ended June 30, 2007. This increase is primarily the result of an increase in the average balance, which increased by $211.4 million, or 35.8%, to $802.5 million for the quarter ended June 30, 2008 from $591.1 million for the quarter ended June 30, 2007. This increase in average balance was partially offset by a decrease in the average yield, which decreased to 4.74% for the quarter ended June 30, 2008 from 4.97% for the quarter ended June 30, 2007. The increase in the average balance is primarily the result of the Company investing cash flows from maturities in the investment portfolio into mortgage-backed securities, which typically offer higher yields.
     Interest income on investment securities decreased by $4.6 million, or 38.0%, to $7.6 million, on a taxable equivalent basis, for the quarter ended June 30, 2008 from $12.2 million, on a taxable equivalent basis, for the quarter ended June 30, 2007. The average balance decreased by $337.2 million, or 41.1%, to $482.7 million for the quarter ended June 30, 2008 from $819.9 million for the quarter ended June 30, 2007. The decrease in average balance was partially offset by an increase in the average yield, which increased to 6.27% for the quarter ended June 30, 2008 from 5.95% for the quarter ended June 30, 2007. The average balance decreased primarily as a result of bonds maturing or being called during the end of 2007 and first half of 2008 as well as the November 2007 sale of approximately $120.0 million of investment securities, the proceeds of which were used to purchase mortgage-backed securities and to fund loans. The average yield increased to 6.27%, from 5.95%, on a taxable equivalent basis, as a result of tax-free assets, which have a higher yield, comprising a larger percentage of the investment portfolio.
     Interest income on interest-earning deposits decreased by $2.9 million, or 80.5%, as both the average balance and the average yield decreased significantly. The average balance decreased by $134.8 million, or 49.1%, to $139.5 million for the quarter ended June 30, 2008 from $274.3 for the quarter ended June 30, 2007. The average balance decreased due to the funding of loan demand. The average yield decreased to 2.01% from 5.26% as a result of decreases in the overnight federal funds rate.
Interest Expense
     Total interest expense decreased by $10.0 million, or 18.8%, to $43.4 million for the quarter ended June 30, 2008 from $53.5 million for the quarter ended June 30, 2007. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 2.99% from 3.74%, which was partially offset by an increase in the average balance of interest-bearing liabilities of $103.9 million, or 1.8%. Average interest-bearing liabilities increased to $5.837 billion for the quarter ended June 30, 2008 from $5.733 billion for the quarter ended June 30, 2007. The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates.
Net Interest Income
     Net interest income increased by $8.2 million, or 17.4%, on a taxable equivalent basis, to $55.6 million for the quarter ended June 30, 2008 from $47.4 million for the quarter ended June 30, 2007. This increase in net interest income was attributable to the factors discussed above. The Company’s net interest rate spread increased to 3.16% for the quarter ended June 30, 2008 from 2.69% for the quarter ended June 30, 2007 while its net interest margin increased to 3.46% for the quarter ended June 30, 2008 from 3.02% for the quarter ended June 30, 2007.
Provision for Loan Losses
     The provision for loan losses increased by $1.3 million, or 64.3%, to $3.4 million for the quarter ended June 30, 2008 from $2.1 million for the quarter ended June 30, 2007. Similarly, net charge-offs increased by $1.3 million over the same periods. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
     Noninterest income increased by $441,000, or 3.9%, to $11.8 million for the quarter ended June 30, 2008 from $11.4 million for the quarter ended June 30, 2007. This increase was primarily due to increases in service charges and fees and trust and other financial services income. Service charges and fees increased $1.6 million, or 25.3% as a result of the Company’s continued focus on fee-producing products and services. Trust and other financial services income increased $223,000, or 14.3%, primarily due to the growth of assets under management. During the quarter ended June 30, 2008, the Company recorded $1.2 million of additional other-than-temporary impairment charges on a trust preferred security issued by another bank and Freddie Mac preferred securities. The Company routinely monitors its investment portfolio for impairment and records write-downs when it has been determined that an impairment is considered other-than-temporary.
Noninterest Expense
     Noninterest expense increased by $3.7 million, or 9.8%, to $41.5 million for the quarter ended June 30, 2008 from $37.8 million for the same quarter in the prior year. The largest increases were in compensation and employee benefits, processing expenses, federal deposit insurance premiums and amortization of intangible assets, while premises and occupancy costs, office operations and advertising expenses remained flat. Compensation and employee benefits increased by $1.8 million, or 9.2%, to $22.2 million for the quarter ended June 30, 2008 from $20.4 million for the quarter ended June 30, 2007. This increase is primarily due to the addition of 60 full-time equivalent employees and the continuing increase in healthcare cost. Processing expenses increased by $1.0 million, or 26.4%, to $4.7 million for the quarter ended June 30, 2008 from $3.7 million for the quarter ended June 30, 2007. This increase is primarily attributable to the growth of the Company’s processing services, which also provide fee income. Federal deposit insurance premiums increased to $1.0 million for the quarter ended June 30, 2008 from $165,000 for the quarter ended June 30, 2007. This increase is a result of the FDIC’s assessment of insurance premiums to federally-insured institutions beginning January 1, 2007 in an effort to replenish its insurance fund. Northwest had credits that were used to reduce the premiums paid in 2007. Amortization of intangible assets increased by $406,000, or 46.2%, to $1.3 million for the quarter ended June 30, 2008 as a result of the Company’s acquisition of CSB Bank in June 2007.
Income Taxes
     The provision for income taxes for the quarter ended June 30, 2008 increased by $1.5 million, or 31.7%, compared to the same period last year. This increase in income tax is primarily a result of an increase in income before income taxes of $3.6 million, or 21.3%. The Company’s effective tax rate for the quarter ended June 30, 2008 was 29.5% compared to 27.2% experienced in the same quarter last year as a result of the percentage of income earned on tax-free assets decreasing compared to the prior period.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007
     Net income for the six months ended June 30, 2008 was $27.1 million, or $0.56 per diluted share, an increase of $3.5 million, or 14.7%, from $23.6 million, or $0.47 per diluted share, for the same period in the prior year. The increase in net income resulted from an increase in net interest income of $11.8 million, or 13.1%, and an increase in noninterest income of $3.0 million, or 13.6%, which were partially offset by an increase in the provision for loan losses of $1.6 million, or 39.7%, an increase in noninterest expense of $8.3 million, or 10.9% and an increase in income tax expense of $1.4 million, or 16.1%.
     Annualized, net income for the six months ended June 30, 2008 represents an 8.72% and 0.79% return on average equity and return on average assets, respectively, compared to 7.82% and 0.71% for the same period in the prior year.
Interest Income
     Total interest income decreased by $868,000, or less than 1%, on a taxable equivalent basis, to $197.7 million for the six-month period ended June 30, 2008 from $198.6 million for the six-month period ended June 30, 2007 due to a decrease in the average yield, which was partially offset by an increase in average balance of interest earning assets. The average yield on interest earning assets decreased to 6.23% for the six-month period ended June 30, 2008 from 6.40% for the six-month period ended June 30, 2007. The average yield on all categories of interest earning assets, except investment securities, decreased from the previous period. Average interest earning assets increased by $101.2 million, or 1.6%, to $6.324 billion for the six-month period ended June 30, 2008 from $6.222 billion for the six-month period ended June 30, 2007.
     Interest income on loans increased by $10.3 million, or 6.8%, on a taxable equivalent basis, to $162.2 million for the six-month period ended June 30, 2008 from $151.9 million for the six-month period ended June 30, 2007. Average loans receivable increased by $396.4 million, or 8.8%, to $4.908 billion for the six-month period ended June 30, 2008 from $4.511 billion for the six-month period ended June 30, 2007. This increase is primarily attributable to strong loan demand throughout the Company’s market area, as well as the acquisition of CSB Bank in June 2007. The increase in average loans receivable was partially offset by a decrease in the average yield earned on loans, which decreased to 6.58% for the six-month period ended June 30, 2008 from 6.76% for the six-month period ended June 30, 2007. This decrease is primarily attributable the Company’s variable rate loans repricing in a lower general interest rate environment.
     Interest income on mortgage-backed securities increased by $1.7 million, or 11.0%, to $16.7 million for the six-month period ended June 30, 2008 from $15.0 million for the six-month period ended June 30, 2007. This increase is primarily the result of an increase in the average balance, which increased by $82.5 million, or 13.6%, to $688.9 million for the six-month period ended June 30, 2008 from $606.4 million for the six-month period ended June 30, 2007. This increase in average balance was partially offset by a decrease in the average yield, which decreased to 4.84% for the six-month period ended June 30, 2008 from 4.96% for the six-month period ended June 30, 2007. The increase in the average balance is primarily the result of the Company investing cash flows from the investment portfolio in these securities in an effort to receive a higher yield. The decrease in the average yield is a result of the decrease in interest rates over the previous year period as well as an emphasis on purchasing variable-rate securities, which currently offer lower yields.
     Interest income on investment securities decreased by $9.2 million, or 36.9%, to $15.6 million, on a taxable equivalent basis, for the six-month period ended June 30, 2008 from $24.8 million, on a taxable equivalent basis, for the six-month period ended June 30, 2007 as the average balance decreased by $347.6 million, or 40.9%, to $502.4 million for the six-month period ended June 30, 2008 from $850.0 million for the six-month period ended June 30, 2007. The decrease in average balance was partially offset by an increase in the average yield, which increased to 6.21% for the six-month period ended June 30, 2008 from 5.82% for the six-month period ended June 30, 2007. The average balance decreased primarily as a result of bonds maturing or being called during the end of 2007 and first half of 2008 as well as the November 2007 sale of approximately $120.0 million of investment securities, the proceeds of which were used to fund the purchase of mortgage-backed securities and the origination of loans. The average yield increased as a result of tax-free assets with a higher yield comprising a larger percentage of the investment portfolio.

     Interest income on interest-earning deposits decreased by $3.4 million, or 57.3%, as both the average balance and the average yield decreased. The average balance decreased by $35.2 million, or 16.0%, to $185.3 million for the six-month period ended June 30, 2008 from $220.4 for the six-month period ended June 30, 2007. The average yield decreased to 2.68% from 5.29% as a result of decreases in the overnight federal funds rate.
Interest Expense
     Total interest expense decreased by $12.5 million, or 12.0%, to $91.8 million for the six-month period ended June 30, 2008 from $104.3 million for the six-month period ended June 30, 2007 due to a decrease in the average cost of interest-bearing liabilities to 3.21% from 3.71%, which was partially offset by an increase in the average balance of interest-bearing liabilities of $83.3 million, or 1.5%. Average interest-bearing liabilities increased to $5.751 billion for the six-month period ended June 30, 2008 from $5.668 billion for the six-month period ended June 30, 2007. The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates.
Net Interest Income
     Net interest income increased by $11.6 million, or 12.3%, on a taxable equivalent basis, to $105.9 million for the six-month period ended June 30, 2008 from $94.3 million for the six-month period ended June 30, 2007. This increase in net interest income was attributable to the factors discussed above. The Company’s net interest rate spread increased to 3.02% for the six-month period ended June 30, 2008 from 2.69% for the six-month period ended June 30, 2007 while its net interest margin increased to 3.35% for the six-month period ended June 30, 2008 from 3.03% for the six-month period ended June 30, 2007.
Provision for Loan Losses
     The provision for loan losses increased by $1.6 million, or 39.7%, to $5.7 million for the six-month period ended June 30, 2008 from the previous year. Similarly, net charge-offs increased by $1.4 million over the same periods. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
     Noninterest income increased by $2.9 million, or 13.6%, to $24.8 million for the current six-month period from $21.9 million for the same period in the prior fiscal year. Service charges and fees increased $3.3 million, or 26.2%, to $15.8 million for the six-month period ended June 30, 2008 from $12.5 million for the six-month period ended June 30, 2007. Trust and other financial services income increased $513,000, or 17.0%, to $3.5 million for the six-month period ended June 30, 2008 from $3.0 million for the six-month period ended June 30, 2007 and a $971,000 gain on the sale of investments was recorded in the current period, primarily do to the mandatory redemption of Visa Inc. stock, with no gain recorded in the prior year period. These increases were largely offset by other-than-temporary impairment charges of $1.5 million during the six-month period ended June 30, 2008. Beginning in the fourth quarter of 2007, the Company has recorded cumulative other-than-temporary impairment charges of $2.8 million related to its investment in Freddie Mac preferred stock, with an original book value of $7.5 million. As of June 30, 2008 the Company has a carrying value of Freddie Mac preferred stock of $4.7 million and continues to monitor these investments for additional impairment.
Noninterest Expense
     Noninterest expense increased by $8.2 million, or 10.9%, to $83.9 million from $75.7 million for the same period in the prior year. All major expense categories, except advertising expense, increased as a result of the growth of the Company and the expansion of the Company’s products, services and delivery channels.

The largest increase was in compensation and employee benefits expense. Compensation and employee benefits increased as a result of increases in health care costs, normal annual merit increases in salaries and the addition of employees used in the delivery of products and services.
Income Taxes
     The provision for income taxes for the six months ended June 30, 2008 increased by $1.4 million, or 16.1%, compared to the same period last year. This increase in income tax expense is primarily due to an increase in income before income taxes of $4.9 million, or 15.1%, to $37.1 million from $32.2 million. In addition, the Company’s effective tax rate increased slightly to 27.0% from 26.8% as a smaller percentage of income was generated from tax-free assets.

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

	Three months ended June 30,
	2008				2007
				Avg.				Avg.
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost (h)	Balance		Interest	Cost (h)
ASSETS:
Interest earning assets:
Loans (a) (b) (d)	$4,957,008		80,914	6.51%	4,555,680		77,106	6.78%
Mortgage-backed securities (c)	802,465		9,514	4.74%	591,116		7,343	4.97%
Investment securities (c) (d) (e)	482,682		7,568	6.27%	819,891		12,203	5.95%
FHLB stock	45,648		306	2.68%	33,841		506	5.98%
Other interest earning deposits	139,500		710	2.01%	274,275		3,649	5.26%

Total interest earning assets	6,427,303		99,012	6.15%	6,274,803		100,807	6.43%

Noninterest earning assets (f)	508,488				462,310

TOTAL ASSETS	6,935,791				6,737,113

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	783,099		2,303	1.18%	810,792		2,919	1.44%
Now accounts	748,735		1,578	0.85%	700,052		2,934	1.68%
Money market demand accounts	738,252		3,363	1.83%	628,712		5,832	3.72%
Certificate accounts	2,830,805		29,207	4.15%	3,085,152		35,435	4.61%
Borrowed funds (g)	627,431		5,837	3.74%	404,414		4,574	4.54%
Debentures	108,295		1,135	4.14%	103,556		1,764	6.74%

Total interest bearing liabilities	5,836,617		43,423	2.99%	5,732,678		53,458	3.74%

Noninterest bearing liabilities	477,733				405,027

Total liabilities	6,314,350				6,137,705

Shareholders’ equity	621,441				599,408

TOTAL LIABILITIES AND EQUITY	$6,935,791				6,737,113

Net interest income/ Interest rate spread			55,589	3.16%			47,349	2.69%

Net interest earning assets/ Net interest margin	$590,686			3.46%	542,125			3.02%

Ratio of interest earning assets to interest bearing liabilities	1.10	X			1.09	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a fully taxable equivalent basis.

(e)	Average balances include Fannie Mae and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

(h)	Annualized.

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
Three months ended June 30, 2008 and 2007

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(3,075)	6,883	3,808
Mortgage-backed securities	(455)	2,626	2,171
Investment securities	652	(5,287)	(4,635)
FHLB stock	(377)	177	(200)
Other interest-earning deposits	(1,699)	(1,240)	(2,939)

Total interest-earning assets	(4,954)	3,159	(1,795)

Interest-bearing liabilities:
Savings accounts	(522)	(94)	(616)
Now accounts	(1,560)	204	(1,356)
Money market demand accounts	(3,485)	1,016	(2,469)
Certificate accounts	(3,412)	(2,816)	(6,228)
Borrowed funds	(1,259)	2,522	1,263
Debentures	(710)	81	(629)

Total interest-bearing liabilities	(10,948)	913	(10,035)

Net change in net interest income	$5,994	2,246	8,240

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

	Six months ended June 30,
	2008				2007
				Avg.				Avg.
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost (h)	Balance		Interest	Cost (h)
ASSETS:
Interest earning assets:
Loans (a) (b) (d)	$4,907,866		162,191	6.58%	4,511,499		151,908	6.76%
Mortgage-backed securities (c)	688,911		16,684	4.84%	606,439		15,036	4.96%
Investment securities (c) (d) (e)	502,370		15,611	6.21%	849,965		24,755	5.82%
FHLB stock	39,174		717	3.66%	34,004		1,009	5.93%
Other interest earning deposits	185,255		2,506	2.68%	220,441		5,868	5.29%

Total interest earning assets	6,323,576		197,709	6.23%	6,222,348		198,576	6.40%

Noninterest earning assets (f)	497,741				433,583

TOTAL ASSETS	6,821,317				6,655,931

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	767,551		4,529	1.19%	808,464		5,790	1.44%
Now accounts	737,138		3,714	1.01%	682,230		5,562	1.64%
Money market demand accounts	721,558		8,628	2.40%	617,780		11,369	3.71%
Certificate accounts	2,913,135		62,410	4.31%	3,054,985		69,023	4.56%
Borrowed funds (g)	503,179		9,740	3.89%	400,752		9,070	4.56%
Debentures	108,303		2,789	5.09%	103,326		3,501	6.74%

Total interest bearing liabilities	5,750,864		91,810	3.21%	5,667,537		104,315	3.71%

Noninterest bearing liabilities	449,991				385,006

Total liabilities	6,200,855				6,052,543

Shareholders’ equity	620,462				603,388

TOTAL LIABILITIES AND EQUITY	6,821,317				6,655,931

Net interest income/ Interest rate spread			105,899	3.02%			94,261	2.69%

Net interest earning assets/ Net interest margin	$572,712			3.35%	554,811			3.03%

Ratio of interest earning assets to interest bearing liabilities	1.10	X			1.10	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a fully taxable equivalent basis.

(e)	Average balances include Fannie Mae and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

(h)	Annualized.

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
Six months ended June 30, 2008 and 2007

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(4,060)	14,343	10,283
Mortgage-backed securities	(397)	2,045	1,648
Investment securities	1,657	(10,801)	(9,144)
FHLB stock	(445)	153	(292)
Other interest-earning deposits	(2,663)	(699)	(3,362)

Total interest-earning assets	(5,908)	5,041	(867)

Interest-bearing liabilities:
Savings accounts	(1,000)	(261)	(1,261)
Now accounts	(2,296)	448	(1,848)
Money market demand accounts	(4,651)	1,910	(2,741)
Certificate accounts	(3,581)	(3,032)	(6,613)
Borrowed funds	(1,647)	2,317	670
Debentures	(881)	169	(712)

Total interest-bearing liabilities	(14,056)	1,551	(12,505)

Net change in net interest income	$8,148	3,490	11,638

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As the holding company for a savings bank, the Company’s primary market risk is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company’s interest sensitive deposits typically have repricing periods or maturities of short duration, the Company has attempted to limit its exposure to interest sensitivity by borrowing funds with fixed-rates and longer maturities and by shortening the maturities of its assets by emphasizing the origination of short-term fixed rate consumer loans, and adjustable rate mortgage loans and commercial loans. The Company also continues to originate and sell a portion of its long-term, fixed-rate mortgage loans. In addition, the Company has purchased shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.
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
     The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at June 30, 2008 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2008 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%

Projected percentage increase/ (decrease) in net income	(5.8)%	(12.5)%	2.7%	(1.7)%
Projected increase/ (decrease) in return on average equity	(2.9)%	(6.2)%	1.4%	(0.6)%
Projected increase/ (decrease) in earnings per share	$(0.09)	$(0.20)	$0.04	$(0.03)
Projected percentage increase/ (decrease) in market value of equity	(6.6)%	(17.7)%	12.0%	15.8%

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
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision of and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
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

b.) Not applicable.

c.) The following table discloses information regarding the Company’s repurchases of shares of common stock during the quarter ending June 30, 2008:

			Total number of	Maximum number
			shares purchased as	of shares yet
			part of a publicly	to be purchased
	Number of shares	Average price	announced repurchase	under the plan
Month	purchased	paid per share	plan (1)	(1)

April	—	$—	—	273,600

May	—	—	—	273,600

June	—	—	—	273,600

	—	$—

(1)	This program, announced in June 2007, to repurchase up to 1,000,000 shares of common stock is the Company’s third repurchase program and does not have an expiration date.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its Annual Meeting of Shareholders on May 21, 2008

(b)	The name of each director elected at the Annual Meeting is as follows:
William J. Wagner
Thomas K. Creal, III.
A. Paul King
The name of each director whose term of office continued after the Annual Meeting is as follows:
Richard L. Carr
John M. Bauer
Robert G. Ferrier
Joseph F. Long
Richard E. McDowell
Philip M. Tredway
(c)	The following matters were voted upon at the Annual Meeting:
(i)	Election of three directors of the Company:

	For	Withheld
William J. Wagner	44,055,084	583,909
Thomas K. Creal, III.	43,978,924	660,069
A. Paul King	43,995,925	643,068

(ii)	Approval of the Northwest Bancorp, Inc. 2008 Stock Option Plan:

For	38,764,180
Against	1,432,649
Abstain	117,230
Broker non-votes	4,324,934
(iii)	Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

For	44,479,345
Against	81,541
Abstain	78,107
Broker non-votes	0
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.
NORTHWEST BANCORP, INC.

Date: August 11, 2008	By:	/s/ William J. Wagner
William J. Wagner
Chief Executive Officer

Date: August 11, 2008	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr.
Chief Financial Officer