Form 10-Q
period 2008-09-30
NORTHWEST BANCORP INC
filed 2008-11-07
CIK 1042064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
     Common Stock ($0.10 par value) 48,487,986 shares outstanding as of October 31, 2008

NORTHWEST BANCORP, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$63,290	75,905
Interest-earning deposits in other financial institutions	1,104	153,160
Federal funds sold and other short-term investments	3,493	1,551
Marketable securities available-for-sale (amortized cost of $1,209,965 and $1,125,426)	1,195,644	1,133,367

Total cash and investments	1,263,531	1,363,983

Loans held for sale	11,814	28,412

Mortgage loans — one- to four- family	2,463,000	2,386,506
Home equity loans	1,010,562	973,161
Consumer loans	290,618	272,867
Commercial real estate loans	995,283	845,397
Commercial business loans	358,376	331,063

Total loans	5,129,653	4,837,406
Allowance for loan losses	(47,924)	(41,784)

Total loans, net	5,081,729	4,795,622

Federal Home Loan Bank stock, at cost	57,271	31,304
Accrued interest receivable	27,236	27,084
Real estate owned, net	8,698	8,667
Premises and equipment, net	115,643	110,894
Bank owned life insurance	122,266	118,682
Goodwill	171,363	171,614
Mortgage servicing rights	8,688	8,955
Other intangible assets	8,243	11,782
Other assets	29,941	14,929

Total assets	$6,894,609	6,663,516

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$403,461	361,102
Interest-bearing demand deposits	735,802	717,991
Savings deposits	1,501,094	1,426,545
Time deposits	2,498,096	3,036,696

Total deposits	5,138,453	5,542,334

Borrowed funds	959,916	339,115
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	108,271	108,320
Advances by borrowers for taxes and insurance	16,910	24,159
Accrued interest payable	5,728	4,356
Other liabilities	42,545	32,354

Total liabilities	6,271,823	6,050,638

Shareholders’ equity:
Preferred stock, $0.10 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.10 par value: 500,000,000 shares authorized, 51,230,786 and 51,191,109 issued, respectively	5,123	5,119
Paid-in capital	216,867	214,606
Retained earnings	482,990	458,425
Accumulated other comprehensive (loss)/ income	(12,771)	816
Treasury stock, at cost, 2,742,800 and 2,610,800 shares, respectively	(69,423)	(66,088)

	622,786	612,878

Total liabilities and shareholders’ equity	$6,894,609	6,663,516

See accompanying notes to consolidated financial statements — unaudited

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Loans	$82,113	81,658	243,522	232,839
Mortgage-backed securities	9,180	7,356	25,864	22,392
Taxable investment securities	2,660	8,091	9,726	24,060
Tax-free investment securities	3,200	3,181	9,221	9,548
Interest-earning deposits	208	1,270	2,714	7,138

Total interest income	97,361	101,556	291,047	295,977

Interest expense:
Deposits	30,521	48,426	109,802	140,170
Borrowed funds	9,298	6,042	21,827	18,613

Total interest expense	39,819	54,468	131,629	158,783

Net interest income	57,542	47,088	159,418	137,194
Provision for loan losses	6,950	2,149	12,639	6,221

Net interest income after provision for loan losses	50,592	44,939	146,779	130,973

Noninterest income:
Service charges and fees	8,749	7,259	24,540	19,776
Trust and other financial services income	1,696	1,500	5,227	4,518
Insurance commission income	594	749	1,757	1,993
Gain on sale of loans, net	—	—	—	634
Gain/ (loss) on sale of real estate owned, net	(98)	(48)	(439)	8
Gain on sale of investments, net	2,867	—	3,838	—
Other -than-temporary impairment of investments securities	(10,879)	(6,512)	(12,351)	(6,512)
Income from bank owned life insurance	1,215	1,133	3,584	3,300
Mortgage banking income	147	370	818	1,089
Other operating income	819	797	2,958	2,296

Total noninterest income	5,110	5,248	29,932	27,102

Noninterest expense:
Compensation and employee benefits	22,755	20,767	67,721	62,796
Premises and occupancy costs	5,481	5,312	16,524	16,099
Office operations	3,532	3,484	10,052	9,621
Processing expenses	4,872	3,822	13,791	11,102
Advertising	1,176	706	3,585	3,205
Federal deposit insurance premiums	1,020	167	2,864	496
Professional services	584	972	1,914	2,035
Amortization of other intangible assets	953	1,412	3,539	3,193
Loss on early extinguishment of debt	—	—	705	—
Other expenses	2,366	1,838	5,959	5,587

Total noninterest expense	42,739	38,480	126,654	114,134

Income before income taxes	12,963	11,707	50,057	43,941

Federal and state income taxes	3,140	2,121	13,170	10,758

Net income	$9,823	9,586	36,887	33,183

Basic earnings per share	$0.20	$0.20	$0.76	$0.67

Diluted earnings per share	$0.20	$0.20	$0.76	$0.67

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)
Three months ended September 30, 2007

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at June 30, 2007	49,148,706	$5,116	213,025	440,952	(15,405)	(50,356)	593,332

Comprehensive income:
Net income	—	—	—	9,586	—	—	9,586
Change in unrealized gain on securities, net of tax of $3,842	—	—	—	—	6,009	—	6,009

Total comprehensive income	—	—	—	9,586	6,009	—	15,595

Exercise of stock options	20,624	3	197	—	—	—	200

Stock-based compensation expense	—	—	516	—	—	—	516

Purchase of treasury stock	(479,800)	—	—	—	—	(12,640)	(12,640)

Dividends paid ($0.22 per share)	—	—	—	(4,034)	—	—	(4,034)

Ending balance at September 30, 2007	48,689,530	$5,119	213,738	446,504	(9,396)	(62,996)	592,969

Three months ended September 30, 2008

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at June 30, 2008	48,467,950	$5,121	216,142	477,110	(6,199)	(69,423)	622,751

Comprehensive income:
Net income	—	—	—	9,823	—	—	9,823
Change in fair value of interest rate swaps, net of tax of $228	—	—	—	—	584	—	584
Change in unrealized loss on securities, net of tax of $(4,575)	—	—	—	—	(7,156)	—	(7,156)

Total comprehensive income	—	—	—	9,823	(6,572)	—	3,251

Exercise of stock options	20,036	2	264	—	—	—	266

Stock-based compensation expense	—	—	461	—	—	—	461

Purchase of treasury stock	—	—	—	—	—	—	—

Dividends paid ($0.22 per share)	—	—	—	(3,943)	—	—	(3,943)

Ending balance at September 30, 2008	48,487,986	$5,123	216,867	482,990	(12,771)	(69,423)	622,786

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)
Nine months ended September 30, 2007

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at December 31, 2006	50,029,327	$5,114	211,295	425,024	(11,609)	(25,263)	604,561

Comprehensive income:
Net income	—	—	—	33,183	—	—	33,183
Change in unrealized gain on securities, net of tax of $1,415	—	—	—	—	2,213	—	2,213

Total comprehensive income	—	—	—	33,183	2,213	—	35,396

Exercise of stock options	44,203	5	480	—	—	—	485

Stock-based compensation expense	—	—	1,963	—	—	—	1,963

Issuance of RRP shares	4,300	—	—	—	—	—	—

Purchase of treasury stock	(1,388,300)	—	—	—	—	(37,733)	(37,733)

Dividends paid ($0.62 per share)	—	—	—	(11,703)	—	—	(11,703)

Ending balance at September 30, 2007	48,689,530	$5,119	213,738	446,504	(9,396)	(62,996)	592,969

Nine months ended Spetmber 30, 2008

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at December 31, 2007	48,580,309	$5,119	214,606	458,425	816	(66,088)	612,878

Effects of changing pension plan measurement date pursuant to FASB Statement No. 158 net of tax of $(319) and $361, respectively	—	—	—	(499)	572	—	73

Beginning balance, as adjusted	48,580,309	5,119	214,606	457,926	1,388	(66,088)	612,951

Comprehensive income:
Net income	—	—	—	36,887	—	—	36,887
Change in fair value of interest rate swaps, net of tax of $228	—	—	—	—	584	—	584
Change in unrealized loss on securities, net of tax of $(9,426)	—	—	—	—	(14,743)	—	(14,743)

Total comprehensive income	—	—	—	36,887	(14,159)	—	22,728

Exercise of stock options	39,677	4	505	—	—	—	509

Stock-based compensation expense	—	—	1,756	—	—	—	1,756

Purchase of treasury stock	(132,000)	—	—	—	—	(3,335)	(3,335)

Dividends paid ($0.66 per share)	—	—	—	(11,823)	—	—	(11,823)

Ending balance at September 30, 2008	48,487,986	$5,123	216,867	482,990	(12,771)	(69,423)	622,786

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
OPERATING ACTIVITIES:
Net Income	$9,823	9,586	36,887	33,183
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,950	2,149	12,639	6,221
Net (gain)/ loss on sale of assets	(2,223)	308	(1,497)	(220)
Net gain on Visa Inc. share redemption	—	—	(672)	—
Net depreciation, amortization and accretion	4,506	3,699	12,173	10,698
Increase in other assets	(11,928)	(7,332)	(9,301)	(15,357)
Increase in other liabilities	7,329	4,294	12,882	9,278
Net amortization of premium/ discount on marketable securities	(1,653)	(1,443)	(5,279)	(3,500)
Deferred income tax expense (benefit)	257	(713)	116	496
Noncash write-down of investment securities	10,879	6,512	12,351	6,512
Origination of loans held for sale	(63,237)	(70,290)	(171,267)	(169,572)
Proceeds from sale of loans held for sale	54,409	57,197	159,637	161,810
Noncash compensation expense related to stock benefit plans	461	516	1,756	1,963

Net cash provided by operating activities	15,573	4,483	60,425	41,512

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(16,267)	(16,267)	(422,964)	(48,929)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	—	39,347	—	91,747
Proceeds from maturities and principal reductions of marketable securities available-for-sale	42,691	21,455	283,446	93,107
Proceeds from sale of marketable securities available-for-sale	48,130	—	49,172	—
Loan originations	(384,496)	(398,139)	(1,268,196)	(1,137,422)
Proceeds from loan maturities and principal reductions	299,684	334,856	972,882	900,921
Net (purchase) sale of FHLB stock	(7,203)	2,057	(25,967)	2,558
Proceeds from sale of real estate owned	1,596	1,506	5,418	4,081
Net (purchase) sale of real estate owned for investment	39	38	116	(140)
Purchase of premises and equipment	(3,524)	(1,523)	(12,289)	(5,602)
Acquisitions, net of cash received	—	—	—	(25,150)

Net cash used by investing activities	(19,350)	(16,670)	(418,382)	(124,829)

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	(247,894)	(73,032)	(403,881)	132,627
Proceeds from long-term borrowings	185,000	—	645,000	—
Repayments of long-term borrowings	(68)	(50,066)	(84,202)	(75,113)
Net increase in short-term borrowings	50,733	41,188	60,209	41,449
Increase in advances by borrowers for taxes and insurance	(16,789)	(17,338)	(7,249)	(8,070)
Cash dividends paid	(3,943)	(4,034)	(11,823)	(11,703)
Purchase of treasury stock	—	(12,640)	(3,335)	(37,733)
Proceeds from stock options exercised	266	200	509	485

Net cash provided by (used in) financing activities	(32,695)	(115,722)	195,228	41,942

Net decrease in cash and cash equivalents	(36,472)	(127,909)	(162,729)	(41,375)

Cash and cash equivalents at beginning of period	104,359	240,867	230,616	154,333
Net decrease in cash and cash equivalents	(36,472)	(127,909)	(162,729)	(41,375)

Cash and cash equivalents at end of period	$67,887	112,958	67,887	112,958

Cash and cash equivalents:
Cash and due from banks	63,290	96,995	63,290	96,995
Interest-earning deposits in other financial institutions	1,104	14,139	1,104	14,139
Federal funds sold and other short-term investments	3,493	1,824	3,493	1,824

Total cash and cash equivalents	$67,887	112,958	67,887	112,958

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $36,530, $41,416 $105,566 and $120,389, respectively)	$38,621	54,781	130,257	157,501

Income taxes	$11,158	5,700	17,313	10,154

Business acquisitions:
Fair value of assets acquired	$—	—	—	211,846
Cash paid	—	—	—	(25,150)

Liabilities assumed	$—	—	—	186,696

Non-cash activities:
Loans transferred to real estate owned	$1,984	2,175	5,887	4,303

Sale of real estate owned financed by the Company	$—	319	260	915

Loans transferred to held for investment from loans held for sale	$—	—	24,827	—

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(1) Basis of Presentation and Informational Disclosures
     The Northwest group of companies, headquartered in Warren, Pennsylvania, is organized in a two-tier holding company structure. Northwest Bancorp, MHC, a federal mutual holding company which is regulated by the Office of Thrift Supervision (“OTS”), owns approximately 63% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the “Company”). The Company, a federally-chartered savings and loan holding company, is also regulated by the OTS. The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”). Northwest is regulated by both the FDIC and the Pennsylvania Department of Banking. At September 30, 2008, Northwest operated 167 community-banking offices throughout Pennsylvania, western New York, eastern Ohio, Maryland and southern Florida.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest and Northwest’s subsidiaries, Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Finance Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Allegheny Services, Inc. and Great Northwest Corporation. The unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     In addition to the those policies, the Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended. All derivatives are recognized as either assets or liabilities in the balance sheet and are measured at fair value. If certain conditions are met, a derivative may be specifically designated as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction. Pursuant to SFAS 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing risk. See footnote (9) for a discussion of the Company’s interest rate swaps related to the trust preferred securities issued by the Company.
     Certain items previously reported have been reclassified to conform to the current period’s reporting format. The reclassifications had no material effect on the Company’s financial condition or results of operations. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
Stock-Based Compensation
     On January 16, 2008 the Company awarded employees 191,709 stock options with an exercise price of $25.03 and a grant date fair value of $3.28 per stock option. Awarded stock options vest over a five-year period beginning on the date of issuance. Stock-based compensation expense of $461,000 and $516,000 for the three months ended September 30, 2008 and 2007, respectively, was recognized in compensation expense relating to the Company’s RRP and stock option plans. Stock-based compensation expense of $1.8 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively, was recognized in compensation expense relating to the Company’s RRP and stock option plans. At September 30, 2008 there was compensation expense of $1.5 million and $1.4 million for the stock option plan and RRP stock award plan, respectively, remaining to be recognized.
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
     The Company adopted the provisions of FIN 48 on January 1, 2007. No adjustments were recorded as a result of the implementation of FIN 48. As of January 1, 2008, the Company had a liability for unrecognized tax benefits of $1.1 million, of which $706,000, when recognized in March 2008, impacted the effective tax rate. As of September 30, 2008, the Company had no liability for unrecognized tax benefits.
     The Company recognizes interest accrued related to: (1) unrecognized tax benefits in Federal and state income taxes and (2) refund claims in Other operating income. The Company recognizes penalties (if any) in Federal and state income taxes. There is no amount accrued for the payment of interest or penalties at September 30, 2008. With few exceptions, the Company is no longer subject to examinations by the Internal Revenue Service, or the Department of Revenue and Taxation in the states in which it conducts business for the tax years ended prior to June 30, 2005. The Company is currently under a regularly scheduled examination by the Internal Revenue Service for the fiscal year ended June 30, 2005, the six-month period ended December 31, 2005 and the calendar year ended December 31, 2006.
Recently Issued Accounting Standards
Fair Value Measurements: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities, but does not expand the use of fair value in any circumstance. SFAS 157 also requires expanded disclosures about the effect of fair value measurements on an entity’s financial statements. This statement applies when other standards require or permit assets and liabilities to be measured at fair value. SFAS is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for non-recurring, non-financial instruments to fiscal years beginning after November 15, 2008. Additionally, on October 10, 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company adopted the non-delayed provisions of SFAS 157 on January 1, 2008 and the provisions of FSP 157-3 effective September 30, 2008. See Footnote 8 for further analysis of the impact of the adoption of this standard.

     Fair Value Option: In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 became effective January 1, 2008. We have not elected to value any assets or liabilities (not otherwise measured at fair value) under SFAS 159. We continue to evaluate the impact of SFAS 159 should we elect fair value measurement for any asset or liability purchased or assumed in the future.
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
     Derivative and Hedging Activities: In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment to FASB Statement No. 133) (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and related Interpretations, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains and losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk and a company’s strategies and objectives for using derivative financial instruments. SFAS 161 also requires entities to disclose information that would enable users of its financial statements to understand the volume of its derivative activity. SFAS 161 will be effective for the Company beginning January 1, 2009.
(2) Business Segments
     The Company operates in two reportable business segments: Community Banking and Consumer Finance. The Community Banking segment provides services traditionally offered by full-service community banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and consumer loans, as well as brokerage and investment management and trust services. The Consumer Finance segment, which is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, operates 49 offices in Pennsylvania and two offices in southwestern New York and offers personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through an intercompany borrowing relationship with Allegheny Services, Inc., a subsidiary of Northwest. Net income is the primary measure used by management to measure segment performance. The following tables provide financial information for these reportable segments. The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

     As of or for the three months ended:

	Community	Consumer
September 30, 2008 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$92,346	5,014	1	97,361
Intersegment interest income	1,183	—	(1,183)	—
Interest expense	38,669	1,239	(89)	39,819
Provision for loan losses	6,000	950	—	6,950
Noninterest income	4,512	565	33	5,110
Noninterest expense	39,862	2,774	103	42,739
Income tax expense (benefit)	3,290	256	(406)	3,140
Net income	10,220	360	(757)	9,823
Total assets	$6,776,139	115,038	3,432	6,894,609

	Community	Consumer
September 30, 2007 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$96,321	5,233	2	101,556
Intersegment interest income	2,053	—	(2,053)	—
Interest expense	50,481	2,112	1,875	54,468
Provision for loan losses	1,500	649	—	2,149
Noninterest income	4,477	713	58	5,248
Noninterest expense	36,333	2,049	98	38,480
Income tax expense (benefit)	2,328	454	(661)	2,121
Net income	12,209	682	(3,305)	9,586
Total assets	$6,769,638	121,934	(89,079)	6,802,493

*	Eliminations consist of intercompany loans, interest income and interest expense.
     As of or for the nine months ended:

	Community	Consumer
September 30, 2008 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$275,806	15,238	3	291,047
Intersegment interest income	3,964	—	(3,964)	—
Interest expense	127,673	4,134	(178)	131,629
Provision for loan losses	10,000	2,639	—	12,639
Noninterest income	28,158	1,656	118	29,932
Noninterest expense	118,081	8,197	376	126,654
Income tax expense (benefit)	13,876	709	(1,415)	13,170
Net income	38,298	1,215	(2,626)	36,887
Total assets	$6,776,139	115,038	3,432	6,894,609

	Community	Consumer
September 30, 2007 ($ in 000’s)	Banks	Finance	All Other *	Consolidated
External interest income	$281,175	14,798	2	295,977
Intersegment interest income	6,136	—	(6,136)	—
Interest expense	147,091	6,316	5,376	158,783
Provision for loan losses	4,500	1,721	—	6,221
Noninterest income	25,023	1,915	164	27,102
Noninterest expense	107,470	6,239	425	114,134
Income tax expense (benefit)	11,698	972	(1,912)	10,758
Net income	41,575	1,465	(9,857)	33,183
Total assets	$6,769,638	121,934	(89,079)	6,802,493

*	Eliminations consist of intercompany loans, interest income and interest expense.
(3) Goodwill and Other Intangible Assets
     The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30,	December 31,
	2008	2007
Amortizable intangible assets:
Core deposit intangibles — gross	$30,275	30,275
Less: accumulated amortization	(22,345)	(19,318)

Core deposit intangibles — net	7,930	10,957

Customer and Contract intangible assets — gross	2,781	2,781
Less: accumulated amortization	(2,468)	(1,956)

Customer and Contract intangible assets — net	$313	825

     The following information shows the actual aggregate amortization expense for the current quarter, the prior year’s quarter, the current nine-month period and the prior year nine-month period as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended 9/30/08	$953
For the three months ended 9/30/07	1,412
For the nine months ended 9/30/08	3,539
For the nine months ended 9/30/07	3,193
For the year ending 12/31/08	4,443
For the year ending 12/31/09	2,847
For the year ending 12/31/10	1,896
For the year ending 12/31/11	1,445
For the year ending 12/31/12	693
For the year ending 12/31/13	355

     The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2006	$154,457	1,313	155,770
Goodwill acquired	15,844	—	15,844
Impairment losses	—	—	—

Balance at December 31, 2007	170,301	1,313	171,614
Adjustment to purchase price allocation	(251)	—	(251)
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance at September 30, 2008	$170,050	1,313	171,363

(4) Borrowed Funds
     As a result of the Company making a conscious decision to replace short-term certificates of deposit with long-term FHLB borrowings the following footnote has been updated from the December 31, 2007 year-end disclosure (in thousands).

	September 30, 2008		December 31, 2007
		Average		Average
	Amount	rate	Amount	rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$25,106	4.21%	84,031	5.00%
Due between one and two years	46,738	4.65%	35,588	4.63%
Due between two and three years	160,000	4.11%	36,567	4.36%
Due between three and four years	145,000	3.90%	65,000	5.02%
Due between four and five years	125,000	3.85%	35,000	4.55%
Due between five and ten years	315,794	4.11%	839	2.81%

	817,638		257,025

Revolving line of credit, FHLB of Pittsburgh	43,300	2.07%	—	—

Investor notes payable, due various dates through 2009	4,617	4.99%	4,638	4.99%

Securities sold under agreement to repurchase, due within one year	94,361	1.56%	77,452	3.25%

Total borrowed funds	$959,916		339,115

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
(5) Guarantees
     The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan policies and procedures. Collateral may be obtained based on management’s credit assessment of the customer. At September 30, 2008, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $15.5 million, of which $12.1 million is fully collateralized. At September 30, 2008, the Company had a liability (deferred income) of $159,000 related to the standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.
(6) Earnings Per Share
     Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options to purchase 2,000 shares of common stock with an exercise price of $28.09 per share were outstanding during the three and nine months ended September 30, 2008 but were not included in the computation of diluted earnings per share for these periods because the options’ exercise price was greater than the average market price of the common shares. There were no anti-dilutive stock options for the three months or nine months ended September 30, 2007. The computation of basic and diluted earnings per share follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Reported net income	$9,823	9,586	36,887	33,183

Weighted average common shares outstanding	48,372	48,659	48,354	49,227
Dilutive potential shares due to effect of stock options	257	324	244	304

Total weighted average common shares and dilutive potential shares	48,629	48,983	48,598	49,531

Basic earnings per share:	$0.20	0.20	0.76	0.67

Diluted earnings per share:	$0.20	0.20	0.76	0.67

(7) Pension and Other Post-retirement Benefits (in thousands):
Components of Net Periodic Benefit Cost

	Three months ended September 30,
	Pension Benefits		Other Post-retirement Benefits
	2008	2007	2008	2007
Service cost	$1,255	1,240	—	—
Interest cost	1,140	1,024	24	24
Expected return on plan assets	(1,247)	(1,102)	—	—
Amortization of prior service cost	13	19	—	—
Amortization of the net (gain) loss	31	186	11	10

Net periodic benefit cost	$1,192	1,367	35	34

	Nine months ended September 30,
	Pension Benefits		Other Post retirement Benefits
	2008	2007	2008	2007
Service cost	$3,765	3,719	—	—
Interest cost	3,420	3,071	72	71
Expected return on plan assets	(3,741)	(3,307)	—	—
Amortization of prior service cost	39	58	—	—
Amortization of the net (gain) loss	93	560	33	31

Net periodic benefit cost	$3,576	4,101	105	102

     The Company made no contribution to its pension or other post-retirement benefit plans during the nine months ended September 30, 2008. The Company anticipates making a tax-deductible contribution to its defined benefit pension plan for the year ending December 31, 2008.
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
     Financial assets and liabilities are categorized based upon the following characteristics or inputs to the valuation techniques:
•	Level 1 — Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.

•	Level 2 — Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets or liabilities that are actively traded. Level 2 also includes pricing models in which the inputs are corroborated by market data, for example, matrix pricing.
•	Level 3 — Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:
o	Quotes from brokers or other external sources that are not considered binding;

o	Quotes from brokers or other external sources where it can not be determined that market participants would in fact transact for the asset or liability at the quoted price;

o	Quotes and other information from brokers or other external sources where the inputs are not deemed observable.
     The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.
     The following table represents assets measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value
Equity securities available for sale	$1,254	—	220	1,474

Debt securities available for sale	—	1,172,382	21,788	1,194,170

Derivative fair value of interest rate swaps	—	584	—	584

Total assets	$1,254	1,172,966	22,008	1,196,228

     Debt securities — available for sale — Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs. The valuation for most debt securities is classified as Level 2. Securities within Level 2 include corporate bonds, municipal bonds, mortgage-backed securities and US government obligations. Certain debt securities which were AAA rated at purchase do not have an active market and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. As such, securities which otherwise would have been classified as level 2 securities are included herein as level 3 assets. Other debt securities, pooled trust preferred securities rated below AA at purchase, have a fair value based on a discounted cash flow model using similar assumptions to those noted above and accordingly are classified as level 3 assets.
     Equity securities — available for sale — Level 1 securities include publicly traded securities valued using quoted market prices. Level 3 securities include investments in two institutions that provide financial services only to investor banks received as part of previous acquisitions without observable market data to determine the investments fair values. These securities can only be sold back to the issuing financial institution at cost.
     Interest rate swap agreements (Swaps) — The fair value of the swaps was the amount the Company would have expected to receive to terminate the agreements and was based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2008 (in thousands):

	Equity	Debt
	securities	securities
Balance at July 1, 2008	$220	20,201

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	(6,428)
Included in other comprehensive income	—	4,015

Purchases and sales	—	—

Net transfers in (out) of Level 3	—	4,000

Balance at September 30, 2008	$220	21,788

     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008 (in thousands):

	Equity	Debt
	securities	securities
Balance at January 1, 2008	$220	22,369

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	(6,428)
Included in other comprehensive income	—	1,847

Purchases and sales	—	—
Net transfers in (out) of Level 3	—	4,000

Balance at September 30, 2008	$220	21,788

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and mortgage servicing rights. The following table represents the fair value measurement for nonrecurring assets as of September 30, 2008 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value
Loans held for sale	$11,814	—	—	11,814

Loans measured for impairment	—	—	45,798	45,798

Mortgage servicing rights	—	—	436	436

Total assets	$11,814	—	46,234	58,048

     Loans held for sale — Mortgage loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering. As the fair value is determined by a quoted price from Freddie Mac, and the Company has open delivery contracts with Freddie Mac, the Company classifies loans held for sale as nonrecurring Level 1.
     Impaired loans — A loan is considered to be impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral or discounted cash flows when collateral does not exist. The Company measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. The Company classifies impaired loans as nonrecurring Level 3.
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
(9)	Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities) and Interest Rate Swaps
     The Company has three statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust and Penn Laurel Financial Corp. Trust I, a Delaware statutory business trust (“Trusts”). These trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of the trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed.
     Northwest Bancorp Capital Trust III (Trust III) issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2006 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.38%.
     Northwest Bancorp Statutory Trust IV (Trust IV) issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2006 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.38%.
     Penn Laurel Financial Corp. Trust I issued 5,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on January 23, 2004 (liquidation value of $1,000 per preferred security or $5,000,000) with a stated maturity of January 23, 2034. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 2.80%. This trust was assumed by the Company with the acquisition of Penn Laurel Financial Corporation in June 2007.
     The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities. Trust III holds $51,547,000 of the Company’s junior subordinated debentures, Trust IV holds $51,547,000 of the Company’s junior subordinated debentures and Penn Laurel Financial Corp. Trust I holds $5,155,000 of the Company’s junior subordinated debentures. These subordinated debentures are the sole assets of the Trusts.
     Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts. The Company has the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred are also deferred. Interest on the subordinated debentures and distributions on the trust securities is cumulative. The Company’s obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities.
     During the quarter ended September 30, 2008, the Company entered into four interest rate swap agreements (swaps). The Company designated the swaps as a cash flow hedge and it is intended to protect against the variability of cash flows associated with Trust III and Trust IV. The first two swaps modify the repricing characteristics of Trust III, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million. The terms of these two swaps are five years and ten years, respectively. The second two swaps modify the repricing characteristics of Trust IV, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million. The terms of these two swaps are seven years and ten years, respectively. The swap agreements were entered into with a counterparty that met the Company’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts is not significant. At September 30, 2008 no amount was pledged as collateral to the counterparty.
     At September 30, 2008, the fair value of the swap agreements was $584,000 and was the amount the Company would have expected to receive if the contracts were terminated. There was no hedge ineffectiveness for this swap.

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
     Important factors that might cause such a difference include, but are not limited to:
•	Changes in interest rates which could impact our net interest margin;

•	Adverse changes in our loan portfolio or investment securities portfolio and the resulting credit risk-related losses and/ or market value adjustments;

•	The adequacy of the allowance for loan losses;

•	Changes in general economic or business conditions resulting in changes in demand for credit and other services, among other things;

•	Changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	Compliance with laws and regulatory requirements of federal and state agencies;

•	New legislation affecting the financial services industry;

•	Competition from other financial institutions in originating loans and attracting deposits;

•	Our ability to effectively implement technology driven products and services;

•	Sources of liquidity;

•	Changes in costs and expenses; and

•	Our success in managing the risks involved in the foregoing.
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
Executive Summary
     The Company’s total assets at September 30, 2008 were $6.895 billion, an increase of $231.1 million, or 3.5%, from $6.664 billion at December 31, 2007. This increase in assets is primarily attributed to an increase in net loans receivable of $286.1 million, or 6.0%, funded by an increase in borrowed funds of $620.8 million, or 183.1%, partially offset by a decrease in cash and equivalents of $162.7 million, or 70.6%, and a decrease in deposits of $403.9 million, or 7.3%.
     Net loans receivable increased by $286.1 million, or 6.0%, to $5.082 billion at September 30, 2008 from $4.796 billion at December 31, 2007. This loan demand was funded by additional borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). During the nine months ended September 30, 2008 commercial loans increased by $177.2 million, or 15.1%, mortgage loans increased by $76.5 million, or 3.2% and home equity loans increased by $37.4 million, or 3.8%.
     Deposits decreased by $403.9 million, or 7.3%, to $5.138 billion at September 30, 2008 from $5.542 billion at December 31, 2007. Noninterest-bearing demand deposits increased by $42.4 million, or 11.7%, to $403.5 million at September 30, 2008 from $361.1 million at December 31, 2007, interest-bearing demand deposits increased by $17.8 million, or 2.5%, to $735.8 million at September 30, 2008 from $718.0 million at December 31, 2007 and savings deposits increased by $74.5 million, or 5.2%, to $1.501 billion at September 30, 2008 from $1.427 billion at December 31, 2007, while time deposits decreased by $538.6 million, or 17.7%, to $2.498 billion at September 30, 2008 from $3.037 billion at December 31, 2007. The decrease in time deposits was a result of the Bank becoming less aggressive in its pricing for single-service customers. This strategy allowed the bank to replace time deposits with alternative funding sources in an effort to decrease the overall cost of funds and to improve its interest-rate sensitivity position.
     Borrowings increased by $620.8 million, or 183.1%, to $959.9 million at September 30, 2008 from $339.1 million at December 31, 2007. During the nine months ended September 30, 2008, the Company borrowed $645.0 million in term loans and $43.3 million in overnight borrowings from the FHLB, while pre-paying $76.0 million of higher rate FHLB advances scheduled to mature during the current year. The FHLB term advances were borrowed at a weighted average rate of 3.90% and with a weighted average maturity of 5.4 years and the cost of the overnight borrowings was 2.07% as of September 30, 2008.
     Total shareholders’ equity at September 30, 2008 was $622.8 million, an increase of $9.9 million, or 1.6%, from $612.9 million at December 31, 2007. This increase was primarily attributable to net income of $36.9 million for this nine month period, which was partially offset by an unrealized loss on investment securities of $14.7 million, dividends paid of $11.8 million and the purchase of 132,000 treasury shares at a total cost of $3.3 million.
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

September 30, 2008
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$592,624	13.80%	343,545	8.00%	429,431	10.00%

Tier I Capital (to risk weighted assets)	544,556	12.68%	171,772	4.00%	257,659	6.00%

Tier I Capital (leverage) (to average assets)	544,556	8.09%	201,888	3.00%*	336,480	5.00%

December 31, 2007
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$571,785	14.10%	324,304	8.00%	405,380	10.00%

Tier I Capital (to risk weighted assets)	529,833	13.07%	162,152	4.00%	243,228	6.00%

Tier I Capital (leverage) (to average assets)	529,833	8.21%	193,630	3.00%*	322,717	5.00%

*	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of September 30, 2008, the Company had not been advised of any additional requirements in this regard.
     Northwest is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest’s liquidity ratio at September 30, 2008 was 15.7%. The Company and Northwest adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, loan commitments and the repurchase of treasury shares. During the quarter ended September 30, 2008 the Company borrowed $185.0 million in term advances from the FHLB at an average rate of 4.22% with an average life of 5.2 years. Also, as of September 30, 2008 the Company had borrowed $43.3 million in overnight advances from the FHLB. The Company has continued to borrow from the FHLB as a funding alternative to renewing maturing higher cost certificates of deposits. As of September 30, 2008 the Bank had approximately $2.2 billion of additional borrowing capacity available with the FHLB, including an additional $106.7 million on its line of credit.
     The Company paid $3.9 million and $4.0 million in cash dividends during the quarters ended September 30, 2008 and 2007, respectively. The Company paid $11.8 million and $11.7 million in cash dividends during the nine months ended September 30, 2008 and 2007, respectively. Annually, Northwest Bancorp, MHC requests the non-objection of the OTS to waive its receipt of dividends from the Company when such dividends are not needed for regulatory capital, working capital or other purposes. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 110.0% in the both the current quarter and the prior year quarter on dividends of $0.22 per share. The common stock dividend payout ratio was 86.8% and 92.5% for the nine months ended September 30, 2008 and 2007, respectively, on dividends of $0.66 and $0.62, respectively. As a result of Northwest Bancorp, MHC waiving its receipt of dividend payments, actual dividends paid to minority shareholders represented 40.1% and 32.1% of net income for the quarter and nine months ended September 30, 2008 compared to 42.1% and 35.3% of net income for the quarter and nine months ended September 30, 2007. The Company has declared a dividend of $0.22 per share payable on November 13, 2008 to shareholders of record as of October 30, 2008.
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

	September 30, 2008	December 31, 2007
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One-to-four family residential loans	$16,361	12,542
Multifamily and commercial real estate loans	36,737	24,323
Consumer loans	7,808	7,582
Commercial business loans	34,042	5,163
Total	94,948	49,610
Total nonperforming loans as a percentage of loans	1.85%	1.03%
Total real estate acquired through foreclosure and other real estate owned	8,698	8,667
Total nonperforming assets	$103,646	58,277
Total nonperforming assets as a percentage of total assets	1.50%	0.87%

     A loan is considered to be impaired, as defined by SFAS No. 114 when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at September 30, 2008 and December 31, 2007 were $94.9 million and $49.6 million, respectively.
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
     On an ongoing basis, the Credit Review department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. On an on-going basis the loan officer along with the Credit Review department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. The Company’s loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as “special mention”, “substandard”, “doubtful” or “loss.” Loans that do not expose the Company to risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as “special mention”. A “substandard” loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make a collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss reserve in not warranted.
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
Comparison of Operating Results for the Quarter Ended September 30, 2008 and 2007
     Net income for the three months ended September 30, 2008 was $9.8 million, or $0.20 per diluted share, an increase of $237,000, or 2.5%, from $9.6 million, or $0.20 per diluted share, for the same quarter last year. The increase in net income resulted primarily from an increase in net interest income of $10.4 million, which was partially offset by an increase in the provision for loan losses of $4.9 million, a decrease in noninterest income of $138,000, an increase in noninterest expense of $4.2 million and an increase in income taxes of $1.0 million. A discussion of each significant change follows.
     Annualized, net income for the three months ended September 30, 2008 represents a 6.31% and 0.57% return on average equity and return on average assets, respectively, compared to 6.49% and 0.56% for the same quarter last year.
Interest Income
     Total interest income decreased by $4.7 million, or 4.5%, on a taxable equivalent basis, to $99.5 million due to a decrease in the average yield earned on interest earning assets, which was partially offset by an increase in the average balance of interest earning assets. The average yield on interest earning assets, on a taxable equivalent basis, decreased to 6.14% for the quarter ended September 30, 2008 from

6.49% for the quarter ended September 30, 2007. The average yield on all categories of interest earning assets, except investment securities, decreased from the previous period. Average interest earning assets increased by $110.2 million, or 1.7%, to $6.445 billion for the quarter ended September 30, 2008 from $6.335 billion for the quarter ended September 30, 2007.
     Interest income on loans, on a taxable equivalent basis, was $82.5 million for both quarters ended September 30, 2008 and 2007. Average loans receivable increased by $300.7 million, or 6.3%, to $5.082 billion for the quarter ended September 30, 2008 from $4.782 billion for the quarter ended September 30, 2007. This increase is primarily attributable to strong loan demand throughout the Company’s market area. This increase in average loans receivable was offset by a decrease in the average yield earned on loans, which decreased to 6.44% for the quarter ended September 30, 2008 from 6.79% for the quarter ended September 30, 2007. This decrease is primarily attributable to the Company’s variable rate loans adjusting downward and the origination of new loans in a generally lower interest rate environment.
     Interest income on mortgage-backed securities increased by $1.8 million, or 24.8%, to $9.2 million for the quarter ended September 30, 2008 from $7.4 million for the quarter ended September 30, 2007. This increase is primarily the result of an increase in the average balance, which increased by $213.6 million, or 37.1%, to $789.1 million for the quarter ended September 30, 2008 from $575.5 million for the quarter ended September 30, 2007. This increase in average balance was partially offset by a decrease in the average yield, which decreased to 4.65% for the quarter ended September 30, 2008 from 5.11% for the quarter ended September 30, 2007. The increase in the average balance is primarily the result of the Company investing cash flows during the first nine months of the year from maturities in the investment portfolio into government sponsored mortgage-backed securities. The decrease in average yield resulted from the reduction in interest rates for variable rate securities during a period of generally lower interest rates.
     Interest income on investment securities decreased by $5.3 million, or 42.4%, to $7.2 million, on a taxable equivalent basis, for the quarter ended September 30, 2008 from $12.5 million, on a taxable equivalent basis, for the quarter ended September 30, 2007. The average balance decreased by $359.2 million, or 42.3%, to $490.1 million for the quarter ended September 30, 2008 from $849.3 million for the quarter ended September 30, 2007. The average yield remained unchanged at 5.87% for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. The average balance decreased primarily as a result of bonds maturing or being called during the end of 2007 and first half of 2008 as well as the November 2007 sale of approximately $120.0 million of investment securities, the proceeds of which were used to purchase mortgage-backed securities and to fund loans.
     Interest income on interest-earning deposits decreased by $1.1 million, or 83.6%, as both the average balance and the average yield decreased significantly. The average balance decreased by $65.5 million, or 68.4%, to $30.2 million for the quarter ended September 30, 2008 from $95.7 for the quarter ended September 30, 2007. The average balance decreased due to the funding of loan demand and the investment of excess cash into mortgage-backed securities. The average yield decreased to 2.69% from 5.20% as a result of decreases in the overnight federal funds rate.
Interest Expense
     Total interest expense decreased by $14.7 million, or 26.9%, to $39.8 million for the quarter ended September 30, 2008 from $54.5 million for the quarter ended September 30, 2007. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 2.72% from 3.74%, which was partially offset by a slight increase in the average balance of interest-bearing liabilities. Average interest-bearing liabilities increased by $34.8 million, or less than 1.0%, to $5.816 billion for the quarter ended September 30, 2008 from $5.782 billion for the quarter ended September 30, 2007. The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates.
Net Interest Income
     Net interest income increased by $10.0 million, or 20.1%, on a taxable equivalent basis, to $59.7 million for the quarter ended September 30, 2008 from $49.7 million for the quarter ended September 30, 2007. This increase in net interest income was attributable to the factors discussed above. The Company’s net interest rate spread increased to 3.41% for the quarter ended September 30, 2008 from 2.75% for the quarter ended September 30, 2007 while its net interest margin increased to 3.70% for the quarter ended September 30, 2008 from 3.10% for the quarter ended September 30, 2007.
Provision for Loan Losses
     The provision for loan losses increased by $4.9 million, or 223.4%, to $7.0 million for the quarter ended September 30, 2008 from $2.1 million for the quarter ended September 30, 2007. This large increase was primarily attributable to two commercial loans in Florida and one commercial loan in Maryland. Net charge-offs increased by $735,000 over the same periods. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
     Noninterest income decreased by $138,000, or 2.6%, to $5.1 million for the quarter ended September 30, 2008 from $5.2 million for the quarter ended September 30, 2007. Service charges and fees increased by $1.4 million, or 20.5%, to $8.7 million for the quarter ended September 30, 2008 from $7.3 million for the quarter ended September 30, 2007, trust and other financial services income increased by $196,000, or 13.1%, to $1.7 million for the quarter ended September 30, 2008 from $1.5 million for the quarter ended September 30, 2007 and income from bank owned life insurance increase by $82,000, or 7.2%, to $1.2 million for the quarter ended September 30, 2008 from $1.1 million for the quarter ended September 30, 2007. Also during the quarter, the Company sold approximately $45.3 million of FNMA Zero coupon bonds realizing a gain of $2.9 million. These increases were more than offset by an increase in non-cash, other-than-temporary impairment losses of $4.4 million, or 67.1%, to $10.9 million. This increase was due to the write-down of four pooled trust preferred securities and four Freddie Mac preferred securities. The Company routinely monitors its investment portfolio for impairment and records write-downs when it has been determined that impairment is considered other-than-temporary.
Noninterest Expense
     Noninterest expense increased by $4.2 million, or 11.1%, to $42.7 million for the quarter ended September 30, 2008 from $38.5 million for the same quarter in the prior year. The largest increases were in compensation and employee benefits, processing expenses and federal deposit insurance premiums, while premises and occupancy costs, office operations and advertising expenses remained comparable to the prior year, and the amortization of intangibles decreased. Compensation and employee benefits increased by $2.0 million, or 9.6%, to $22.8 million for the quarter ended September 30, 2008 from $20.8 million for the quarter ended September 30, 2007. This increase is primarily due to the addition of 36 full-time equivalent employees and the continuing increase in healthcare cost. Processing expenses increased by $1.1 million, or 27.5%, to $4.9 million for the quarter ended September 30, 2008 from $3.8 million for the quarter ended September 30, 2007. This increase is primarily attributable to the growth of the Company’s processing services, which also provide fee income. Federal deposit insurance premiums increased to $1.0 million for the quarter ended September 30, 2008 from $167,000 for the quarter ended September 30,

2007. This increase is a result of the FDIC’s assessment of insurance premiums to federally-insured institutions beginning January 1, 2007 in an effort to replenish its insurance fund. Northwest had credits that were used to reduce the premiums in 2007. Amortization of intangible assets decreased by $459,000, or 32.5%, to $953,000 for the quarter ended September 30, 2008 from $1.4 million for the quarter ended September 30, 2007 because the Company amortizes these intangible assets using an accelerated method.
Income Taxes
     The provision for income taxes for the quarter ended September 30, 2008 increased by $1.0 million, or 48.0%, compared to the same period last year. This increase in income tax is primarily a result of an increase in income before income taxes of $1.3 million, or 10.7%. The Company’s effective tax rate for the quarter ended September 30, 2008 was 24.2% compared to 18.1% experienced in the same quarter last year as a result of prior year state tax credits the Company received on certain contributions made during the quarter ended September 30, 2007.
Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007
     Net income for the nine months ended September 30, 2008 was $36.9 million, or $0.76 per diluted share, an increase of $3.7 million, or 11.2%, from $33.2 million, or $0.67 per diluted share, for the same period in the prior year. The increase in net income resulted from an increase in net interest income of $22.2 million, or 16.2%, and an increase in noninterest income of $2.8 million, or 10.4%, which were partially offset by an increase in the provision for loan losses of $6.4 million, or 103.2%, an increase in noninterest expense of $12.6 million, or 11.0% and an increase in income tax expense of $2.4 million, or 22.4%.
     Annualized, net income for the nine months ended September 30, 2008 represents a 7.92% and 0.72% return on average equity and return on average assets, respectively, compared to 7.39% and 0.66% for the same period in the prior year.
Interest Income
     Total interest income decreased by $5.5 million, or 1.8%, on a taxable equivalent basis, to $297.2 million for the nine-month period ended September 30, 2008 from $302.7 million for the nine-month period ended September 30, 2007 due to a decrease in the average yield, which was partially offset by an increase in average balance of interest earning assets. The average yield on interest earning assets decreased to 6.20% for the nine-month period ended September 30, 2008 from 6.43% for the nine-month period ended September 30, 2007. The average yield on all categories of interest earning assets, except investment securities, decreased from the previous period. Average interest earning assets increased by $103.9 million, or 1.7%, to $6.365 billion for the nine-month period ended September 30, 2008 from $6.261 billion for the nine-month period ended September 30, 2007.
     Interest income on loans increased by $10.2 million, or 4.4%, on a taxable equivalent basis, to $244.7 million for the nine-month period ended September 30, 2008 from $234.5 million for the nine-month period ended September 30, 2007. Average loans receivable increased by $363.8 million, or 7.9%, to $4.966 billion for the nine-month period ended September 30, 2008 from $4.602 billion for the nine-month period ended September 30, 2007. This increase is primarily attributable to strong loan demand throughout the Company’s market area. The increase in average loans receivable was partially offset by a decrease in the average yield, which decreased to 6.53% for the nine-month period ended September 30, 2008 from 6.77% for the nine-month period ended September 30, 2007. This decrease is primarily attributable the Company’s variable rate loans repricing and the origination of new loans in a generally lower interest rate environment.
     Interest income on mortgage-backed securities increased by $3.5 million, or 15.5%, to $25.9 million for the nine-month period ended September 30, 2008 from $22.4 million for the nine-month period ended

September 30, 2007. This increase is primarily the result of an increase in the average balance, which increased by $126.7 million, or 21.3%, to $722.6 million for the nine-month period ended September 30, 2008 from $595.9 million for the nine-month period ended September 30, 2007. This increase in average balance was partially offset by a decrease in the average yield, which decreased to 4.77% for the nine-month period ended September 30, 2008 from 5.01% for the nine-month period ended September 30, 2007. The increase in the average balance is primarily the result of the Company investing cash flows from the investment portfolio in these securities for interest rate risk purposes. The decrease in the average yield is a result of the decrease in interest rates over the previous year period as well as an emphasis on purchasing variable-rate securities, which currently offer lower yields.
     Interest income on investment securities decreased by $14.4 million, or 38.8%, to $22.8 million, on a taxable equivalent basis, for the nine-month period ended September 30, 2008 from $37.2 million, on a taxable equivalent basis, for the nine-month period ended September 30, 2007 as the average balance decreased by $351.7 million, or 41.4%, to $498.3 million for the nine-month period ended September 30, 2008 from $850.0 million for the nine-month period ended September 30, 2007. The decrease in average balance was partially offset by an increase in the average yield, which increased to 6.10% for the nine-month period ended September 30, 2008 from 5.84% for the nine-month period ended September 30, 2007. The average balance decreased primarily as a result of bonds maturing or being called during the end of 2007 and first half of 2008 as well as the November 2007 sale of approximately $120.0 million of investment securities, the proceeds of which were used to fund the purchase of mortgage-backed securities and the origination of loans. The average yield increased as a result of tax-free assets with a higher yield comprising a larger percentage of the investment portfolio.
     Interest income on interest-earning deposits decreased by $4.4 million, or 62.0%, as both the average balance and the average yield decreased. The average balance decreased by $45.2 million, or 25.3%, to $133.6 million for the nine-month period ended September 30, 2008 from $178.8 for the nine-month period ended September 30, 2007. The average yield decreased to 2.68% from 5.26% as a result of decreases in the overnight federal funds rate.
Interest Expense
     Total interest expense decreased by $27.2 million, or 17.1%, to $131.6 million for the nine-month period ended September 30, 2008 from $158.8 million for the nine-month period ended September 30, 2007 due to a decrease in the average cost of interest-bearing liabilities to 3.06% from 3.72%, which was partially offset by an increase in the average balance of interest-bearing liabilities of $66.9 million, or 1.2%. Average interest-bearing liabilities increased to $5.773 billion for the nine-month period ended September 30, 2008 from $5.706 billion for the nine-month period ended September 30, 2007 as the Company deployed excess funds into higher yielding assets. The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates.
Net Interest Income
     Net interest income increased by $21.6 million, or 15.0%, on a taxable equivalent basis, to $165.5 million for the nine-month period ended September 30, 2008 from $143.9 million for the nine-month period ended September 30, 2007. This increase in net interest income was attributable to the factors discussed above. The Company’s net interest rate spread increased to 3.14% for the nine-month period ended September 30, 2008 from 2.71% for the nine-month period ended September 30, 2007 and its net interest margin increased to 3.47% for the nine-month period ended September 30, 2008 from 3.06% for the nine-month period ended September 30, 2007.
Provision for Loan Losses
     The provision for loan losses increased by $6.4 million, or 103.2%, to $12.6 million for the nine-month period ended September 30, 2008 from the previous year. This large increase was primarily attributable to increases in the Company’s nonperforming assets as well as a general deterioration in economic and financial conditions. Net charge-offs increased by $2.1 million over the same periods. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
     Noninterest income increased by $2.8 million, or 10.4%, to $29.9 million for the current nine-month period from $27.1 million for the same period in the prior fiscal year. Service charges and fees increased $4.7 million, or 24.1%, to $24.5 million for the nine-month period ended September 30, 2008 from $19.8 million for the nine-month period ended September 30, 2007. Trust and other financial services income increased $709,000, or 15.7%, to $5.2 million for the nine-month period ended September 30, 2008 from $4.5 million for the nine-month period ended September 30, 2007. Gains on the sale of assets of $3.8 million were recorded in the current period from the mandatory redemption of Visa Inc. stock and the sale of FNMA Zero coupon bonds, with no gains recorded in the prior year period. The increases in noninterest income were largely offset by other-than-temporary impairment charges of $12.4 million during the nine-month period ended September 30, 2008 compared to $6.5 million during the nine-month period ended September 30, 2007. The Company routinely monitors its investment portfolio for impairment and records write-downs when it has been determined that impairment is considered other-than-temporary.
Noninterest Expense
     Noninterest expense increased by $12.6 million, or 11.0%, to $126.7 million from $114.1 million for the same period in the prior year. All major expense categories have increased as a result of the growth of the Company and the expansion of the Company’s products, services and delivery channels. The largest increase was in compensation and employee benefits expense. Compensation and employee benefits increased $4.9 million, or 7.8%, as a result of increases in health care costs, normal annual merit increases in salaries and the addition of employees used in the delivery of products and services.
Income Taxes
     The provision for income taxes for the nine months ended September 30, 2008 increased by $2.4 million, or 22.4%, compared to the same period last year. This increase in income tax expense is primarily due to an increase in income before income taxes of $6.2 million, or 13.9%, to $50.1 million from $43.9 million. In addition, the Company’s effective tax rate increased to 26.3% from 24.5% as a smaller percentage of income was generated from tax-free assets.

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

	Three months ended September 30,
	2008			2007
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (h)	Balance	Interest	Cost (h)
ASSETS:
Interest earning assets:
Loans (a) (b) (d)	$5,082,312	82,497	6.44%	4,781,636	82,538	6.79%
Mortgage-backed securities (c)	789,144	9,180	4.65%	575,472	7,356	5.11%
Investment securities (c) (d) (e)	490,107	7,187	5.87%	849,294	12,471	5.87%
FHLB stock	53,187	397	2.99%	32,707	514	6.29%
Other interest earning deposits	30,234	208	2.69%	95,655	1,270	5.20%

Total interest earning assets	6,444,984	99,469	6.14%	6,334,764	104,149	6.49%

Noninterest earning assets (f)	486,381			494,412

TOTAL ASSETS	6,931,365			6,829,176

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	798,662	2,358	1.17%	800,694	2,821	1.40%
Now accounts	731,459	1,415	0.77%	716,429	2,943	1.63%
Money market demand accounts	730,993	3,122	1.70%	652,181	6,055	3.68%
Certificate accounts	2,592,183	23,626	3.63%	3,137,384	36,607	4.63%
Borrowed funds (g)	854,809	8,140	3.79%	366,507	4,167	4.51%
Debentures	108,279	1,158	4.18%	108,341	1,875	6.77%

Total interest bearing liabilities	5,816,385	39,819	2.72%	5,781,536	54,468	3.74%

Noninterest bearing liabilities	492,265			457,120

Total liabilities	6,308,650			6,238,656

Shareholders’ equity	622,715			590,520

TOTAL LIABILITIES AND EQUITY	$6,931,365			6,829,176

Net interest income/ Interest rate spread		59,650	3.41%		49,681	2.75%

Net interest earning assets/ Net interest margin	$628,599		3.70%	553,228		3.10%

Ratio of interest earning assets to interest bearing liabilities	1.11X			1.10X

(a)	Average gross loans include loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a fully taxable equivalent basis.

(e)	Average balances include Fannie Mae and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

(h)	Annualized.

Rate/ Volume Analysis
(Dollars in Thousands)
The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affect the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) net change. Changes that cannot be attributed to either rate or volume have been allocated to both rate and volume.
Three months ended September 30, 2008 and 2007

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(5,145)	5,104	(41)
Mortgage-backed securities	(907)	2,731	1,824
Investment securities	(17)	(5,267)	(5,284)
FHLB stock	(439)	322	(117)
Other interest-earning deposits	(403)	(659)	(1,062)

Total interest-earning assets	(6,911)	2,231	(4,680)

Interest-bearing liabilities:
Savings accounts	(454)	(9)	(463)
Now accounts	(1,590)	62	(1,528)
Money market demand accounts	(3,665)	732	(2,933)
Certificate accounts	(7,277)	(5,704)	(12,981)
Borrowed funds	(1,579)	5,552	3,973
Debentures	(716)	(1)	(717)

Total interest-bearing liabilities	(15,281)	632	(14,649)

Net change in net interest income	$8,370	1,599	9,969

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

	Nine months ended September 30,
	2008			2007
						Avg. Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (h)	Balance	Interest	Cost (h)
ASSETS:
Interest earning assets:
Loans (a) (b) (d)	$4,966,252	244,688	6.53%	4,602,432	234,446	6.77%
Mortgage-backed securities (c)	722,598	25,864	4.77%	595,854	22,392	5.01%
Investment securities (c) (d) (e)	498,280	22,798	6.10%	849,971	37,226	5.84%
FHLB stock	43,869	1,114	3.39%	33,571	1,523	6.05%
Other interest earning deposits	133,582	2,714	2.68%	178,845	7,138	5.26%

Total interest earning assets	6,364,581	297,178	6.20%	6,260,673	302,725	6.43%

Noninterest earning assets (f)	489,750			447,231

TOTAL ASSETS	6,854,331			6,707,904

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	778,024	6,887	1.19%	805,897	8,611	1.43%
Now accounts	735,217	5,129	0.94%	693,751	8,505	1.64%
Money market demand accounts	724,775	11,750	2.17%	629,363	17,424	3.70%
Certificate accounts	2,805,665	86,036	4.11%	3,082,818	105,630	4.58%
Borrowed funds (g)	620,970	17,880	3.86%	389,246	13,237	4.55%
Debentures	108,295	3,947	4.81%	105,017	5,376	6.75%

Total interest bearing liabilities	5,772,946	131,629	3.06%	5,706,092	158,783	3.72%

Noninterest bearing liabilities	460,172			402,714

Total liabilities	6,233,118			6,108,806

Shareholders’ equity	621,313			599,098

TOTAL LIABILITIES AND EQUITY	6,854,331			6,707,904

Net interest income/ Interest rate spread		165,549	3.14%		143,942	2.71%

Net interest earning assets/ Net interest margin	$591,635		3.47%	554,581		3.06%

Ratio of interest earning assets to interest bearing liabilities	1.10X			1.10X

(a)	Average gross loans include loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans is presented on a fully taxable equivalent basis.

(e)	Average balances include Fannie Mae and FHLMC stock.

(f)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(g)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

(h)	Annualized.

Rate/ Volume Analysis
(Dollars in Thousands)
The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) net change. Changes that cannot be attributed to either rate or volume have been allocated to both rate and volume.
Nine months ended September 30, 2008 and 2007

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(8,230)	18,472	10,242
Mortgage-backed securities	(1,291)	4,763	3,472
Investment securities	1,663	(16,091)	(14,428)
FHLB stock	(876)	467	(409)
Other interest-earning deposits	(3,060)	(1,364)	(4,424)

Total interest-earning assets	(11,794)	6,247	(5,547)

Interest-bearing liabilities:
Savings accounts	(1,442)	(282)	(1,724)
Now accounts	(3,884)	508	(3,376)
Money market demand accounts	(8,315)	2,641	(5,674)
Certificate accounts	(10,467)	(9,127)	(19,594)
Borrowed funds	(3,237)	7,880	4,643
Debentures	(1,596)	167	(1,429)

Total interest-bearing liabilities	(28,941)	1,787	(27,154)

Net change in net interest income	$17,147	4,460	21,607

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

     The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at September 30, 2008 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2008 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%

Projected percentage increase/ (decrease) in net income	1.8%	(1.4)%	5.0%	3.3%
Projected increase/ (decrease) in return on average equity	0.2%	(0.2)%	0.6%	0.4%
Projected increase/ (decrease) in earnings per share	$0.03	$(0.02)	$0.07	$0.05
Projected percentage increase/ (decrease) in market value of equity	(5.2)%	(13.9)%	7.2%	6.8%
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
Item 1A. Risk Factors
     Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The following table discloses information regarding the Company’s repurchases of shares of common stock during the quarter ending September 30, 2008:

			Total number of	Maximum number
			shares purchased as	of shares yet
			part of a publicly	to be purchased
	Number of shares	Average price	announced repurchase	under the plan
Month	purchased	paid per share	plan (1)	(1)

April	—	$—	—	273,600
May	—	—	—	273,600
June	—	—	—	273,600

	—	$—

(1)	This program, announced in June 2007, to repurchase up to 1,000,000 shares of common stock is the Company’s third repurchase program and does not have an expiration date.
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
NORTHWEST BANCORP, INC.

Date: November 7, 2008	By:	/s/ William J. Wagner
William J. Wagner
Chief Executive Officer

Date: November 7, 2008	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr.
Chief Financial Officer