Form 10-K
period 2008-12-31
NORTHWEST BANCORP INC
filed 2009-03-04
CIK 1042064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year Ended December 31, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of February 28, 2009, there were 48,506,474 shares outstanding of the Registrant’s Common Stock, including 30,536,457 shares held by Northwest Bancorp, MHC, the Registrant’s mutual holding company.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008, as reported by the Nasdaq Global Select Market, was approximately $391.3 million.
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).

PART I
ITEM 1. BUSINESS
General
     Northwest Bancorp, Inc.
     Northwest Bancorp, Inc. is a Federal corporation that was formed on June 29, 2001, as the successor to a Pennsylvania corporation of the same name. Both the Federal corporation and its Pennsylvania predecessor are referred to as the “Company.” The Company became the stock holding company of Northwest Savings Bank (the “Bank”) in a transaction (the “Two-Tier Reorganization”) that was approved by the Bank’s stockholders in December of 1997, and completed in February of 1998. In the Two-Tier Reorganization, each share of the Bank’s common stock was converted into and became a share of common stock of the Company, par value $0.10 per share (the “Common Stock”), and the Bank became a wholly-owned subsidiary of the Company. Northwest Bancorp, MHC (the “Mutual Holding Company”), which owned a majority of the Bank’s outstanding shares of common stock immediately prior to completion of the Two-Tier Reorganization, became the owner of the same percentage of the outstanding shares of Common Stock of the Company immediately following the completion of the Two-Tier Reorganization. On August 25, 2003, the Company completed an incremental stock offering whereby the Company cancelled 7,255,520 shares of the Company’s stock owned by the Mutual Holding Company and the Company sold the same number of shares in a subscription offering. The Mutual Holding Company owns approximately 63% of the Company’s outstanding shares. The Mutual Holding Company received approval from the Office of Thrift Supervision (“OTS”) to waive its right to receive cash dividends from the Company during 2008. As of December 31, 2008, the primary activity of the Company was the ownership of all of the issued and outstanding common stock of the Bank.
     As of December 31, 2008, through the Bank, the Company operated 167 community-banking offices throughout its market area in northwest, southwest and central Pennsylvania, western New York, eastern Ohio, Maryland and Florida. The Company, through the Bank and its wholly owned subsidiaries, also operates 49 consumer finance offices throughout Pennsylvania. In January 2009, the Company consolidated its two New York consumer finance offices with an office in Pennsylvania. Historically, the Company has focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. In an effort to reduce interest rate risk and improve profit margins, the Company has made a strategic decision to focus its lending efforts on shorter term consumer and commercial loans, while continuing to offer one- to four- family first mortgage loans to customers in its market area. With the change in lending emphasis, the Company regularly sells a portion of the one- to four-family mortgage loans that it originates.
     The Company’s principal sources of funds are deposits, borrowed funds and the principal and interest payments on loans and marketable securities. The Company’s principal source of income is interest received on loans and marketable securities. The Company’s principal expenses are the interest paid on deposits and the cost of employee compensation and benefits.
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
     Northwest Savings Bank
     The Bank is a Pennsylvania-chartered stock savings bank headquartered in Warren, Pennsylvania, which is located in northwestern Pennsylvania. The Bank is a community-oriented financial institution offering traditional deposit and loan products, and through a wholly-owned subsidiary, consumer finance services. The Bank’s mutual savings bank predecessor was founded in 1896. The Bank in its current stock form was established on November 2, 1994, as a result of the reorganization (the “Reorganization”) of the Bank’s mutual predecessor into a mutual holding company structure. At the time of the Reorganization, the Bank issued a majority of its to-be outstanding shares of common stock to the Mutual Holding Company (which was formed in connection with the Reorganization) and sold a minority of its to-be outstanding shares to stockholders other than the Mutual Holding Company in a stock offering conducted as part of the Reorganization.
     The Bank’s principal executive office is located at 100 Liberty Street, Warren, Pennsylvania, and its telephone number at that address is (814) 726-2140.

Market Area
     The Company has been, and intends to continue to be, an independent community-oriented financial institution offering a wide variety of financial services to meet the needs of the communities it serves. The Company is headquartered in Warren, Pennsylvania, which is located in the northwestern region of Pennsylvania, and has its highest concentration of deposits and loans in the portion of its office network located in northwestern Pennsylvania. Since the early 1990s, the Company has expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania. As of December 31, 2008, the Company operated 141 community banking offices and 49 consumer finance offices located in the Pennsylvania counties of Allegheny, Armstrong, Bedford, Berks, Blair, Butler, Cambria, Cameron, Centre, Chester, Clarion, Clearfield, Clinton, Columbia, Crawford, Cumberland, Dauphin, Elk, Erie, Fayette, Forest, Huntingdon, Indiana, Jefferson, Lancaster, Lawrence, Lebanon, Luzerne, Lycoming, McKean, Mercer, Mifflin, Northumberland, Potter, Schuylkill, Tioga, Venango, Warren, Washington, Westmoreland and York. In addition, the Company operated five community banking offices located in the Ohio counties of Ashtabula, Geauga and Lake, 14 community banking offices located in the New York counties of Chautauqua, Erie, Monroe and Cattaraugus, five community banking offices in the Maryland counties of Baltimore, Anne Arundel and Howard and two community banking offices in Broward County, Florida.
Lending Activities
     General. Historically, the Company’s principal lending activity has been the origination, for retention in its portfolio, of fixed-rate and, to a lesser extent, adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located in its market area. The Company also originates loans collateralized by multifamily residential and commercial real estate, commercial business loans and consumer loans. Generally, the Company focuses its lending activities in the geographic areas that it maintains offices. As of December 31, 2008, loans in Pennsylvania, New York, Ohio, Maryland, Florida and other states were 79.4%, 9.1%, 0.8%, 7.3%, 1.9% and 1.5% of the loan portfolio, respectively.
     In an effort to manage interest rate risk, the Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as adjustable-rate mortgage loans and home equity loans, and by originating short-term and medium-term fixed-rate consumer loans. In recent years the Company has emphasized the origination of commercial real estate and commercial business loans which generally have shorter maturities or variable rates of interest. The Company also purchases mortgage-backed securities and other types of investment securities that generally have short average lives or adjustable interest rates. Because the Company also originates a substantial amount of long-term fixed-rate mortgage loans collateralized by one- to four-family residential real estate, when possible, the Company originates and underwrites loans according to standards that allow it to sell them in the secondary mortgage market for purposes of managing interest-rate risk and liquidity. The Company currently sells in the secondary market a limited amount of fixed-rate residential mortgage loans with maturities of more than 15 years, and generally retains all adjustable-rate mortgage loans and fixed-rate residential mortgage loans with maturities of 15 years or less. Although the Company is selling an increasing amount of the mortgage loans that it originates, it continues to be a portfolio lender and at any one time the Company holds only a nominal amount of loans identified as held-for-sale. The Company retains servicing on the mortgage loans it sells and realizes monthly service fee income. The Company generally retains in its portfolio all consumer loans that it originates while it periodically sells participations in the multifamily residential, commercial real estate or commercial business loans that it originates in an effort to reduce the risk of certain individual credits and the risk associated with certain businesses or industries.

     Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company’s loan portfolio by type of loan as of the dates indicated.

	At December 31,								At June 30,
	2008		2007		2006		2005		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)						(Dollars in Thousands)
Real estate:
One- to four-family	$2,492,940	47.2%	2,430,117	48.9%	2,411,024	53.5%	2,805,900	59.5%	2,693,174	60.3%	2,615,328	63.1%
Home equity	1,035,954	19.6%	992,335	20.0%	887,352	19.7%	780,451	16.5%	737,619	16.5%	588,192	14.2%
Multifamily and commercial	1,100,218	20.8%	906,594	18.3%	701,951	15.6%	594,503	12.6%	534,224	11.9%	454,606	11.0%

Total real estate loans	$4,629,112	87.6%	4,329,046	87.2%	4,000,327	88.8%	4,180,854	88.6%	3,965,017	88.7%	3,658,126	88.3%
Consumer:
Automobile	102,267	2.0%	125,298	2.5%	138,401	3.1%	144,519	3.1%	138,102	3.1%	120,887	2.9%
Education loans	38,152	0.7%	14,551	0.3%	11,973	0.3%	120,504	2.5%	112,462	2.5%	95,599	2.3%
Loans on savings accounts	11,191	0.2%	10,563	0.2%	10,313	0.2%	9,066	0.2%	8,500	0.2%	8,038	0.2%
Other (1)	115,913	2.2%	117,831	2.4%	109,303	2.4%	106,390	2.3%	102,787	2.3%	112,163	2.7%

Total consumer loans	$267,523	5.1%	268,243	5.4%	269,990	6.0%	380,479	8.1%	361,851	8.1%	336,687	8.1%
Commercial business	387,145	7.3%	367,459	7.4%	235,311	5.2%	157,572	3.3%	142,391	3.2%	149,509	3.6%

Total loans receivable, gross	$5,283,780	100.0%	4,964,748	100.0%	4,505,628	100.0%	4,718,905	100.0%	4,469,259	100.0%	4,144,322	100.0%

Deferred loan fees	(5,041)		(4,179)		(3,027)		(3,877)		(4,257)		(6,630)
Undisbursed loan proceeds	(81,918)		(123,163)		(52,505)		(59,348)		(56,555)		(53,081)
Allowance for loan losses (real estate loans)	(33,760)		(28,854)		(17,936)		(16,875)		(15,918)		(15,113)
Allowance for loan losses (other loans)	(21,169)		(12,930)		(19,719)		(16,536)		(15,645)		(15,557)

Total loans receivable, net	$5,141,892		4,795,622		4,412,441		4,622,269		4,376,884		4,053,941

(1)	Consists primarily of secured and unsecured personal loans.
     Loan Maturity and Repricing Schedule. The following table sets forth the maturity or period of repricing of the Company’s loan portfolio at December 31, 2008. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

		Between	Between	Between
	Within 1 Year	1-2 Years	2-3 Years	3-5 Years	Beyond 5 Years	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$194,953	128,566	117,431	234,006	1,817,984	$2,492,940
Multifamily and commercial	374,641	131,556	109,381	381,377	103,263	1,100,218
Consumer loans	382,501	129,440	117,265	205,306	468,965	1,303,477
Commercial business loans	131,829	46,292	38,489	134,199	36,336	387,145

Total loans	$1,083,924	435,854	382,566	954,888	2,426,548	$5,283,780

     Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2008, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2009. Adjustable- and floating-rate loans are included in the table based on the contractual due date of the loan.

	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$2,296,290	68,091	$2,364,381
Mulitfamily and commercial	343,645	608,986	952,631
Consumer loans	879,576	159,992	1,039,568
Commercial business loans	126,324	208,888	335,212

Total loans	$3,645,835	1,045,957	$4,691,792

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
     The Company’s fixed-rate loans, whenever possible, are originated and underwritten according to standards that permit sale into the secondary mortgage market. Whether the Company can or will sell fixed-rate loans into the secondary market, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Company’s current liquidity and interest rate sensitivity position. The Company historically has been primarily a portfolio lender, and at any one time the Company has held only a nominal amount of loans as held for sale. The Company’s current strategy is to grow the consumer and commercial loan portfolios by more than it grows its portfolio of long-term fixed-rate mortgages. With this in mind, it currently retains in its portfolio fixed-rate loans with terms of 15 years or less, and sells a portion of fixed-rate loans (servicing retained) with terms of more than 15 years. The Company’s mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential mortgage loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option, usually without a prepayment penalty.
     The Company currently offers adjustable-rate mortgage loans with initial interest rate adjustment periods of one, three and five years, based on changes in a designated market index. The Company determines whether a borrower qualifies for an adjustable-rate mortgage loan based on the fully indexed rate of the adjustable-rate mortgage loan at the time the loan is originated. One- to four-family adjustable-rate residential mortgage loans totaled $55.5 million, or 1.0% of the Company’s gross loan portfolio at December 31, 2008.
     The Company’s one- to four-family residential mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as collateral for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Company’s fixed-rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.
     Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Appraisals are either performed by the Company’s in-house appraisal staff or by an appraiser who has been deemed qualified by the Company’s chief appraiser. Such regulations permit a maximum loan-to-value ratio of 95% for residential property and 80% for all other real estate loans. The Company’s lending policies generally limit the maximum loan-to-value ratio on both fixed-rate and adjustable-rate mortgage loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the real estate that serves as collateral for the loan. The Company makes a limited amount of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. For one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%, the Company generally requires the borrower to obtain private mortgage insurance. The Company requires fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing real estate loans made by the Company.

     Some financial institutions acquired by the Company held loans that are serviced by others and are secured by one- to four-family residences. At December 31, 2008, the Company’s portfolio of one- to four-family loans serviced by others totaled $11.6 million. The Company currently has no formal plans to enter into new loan participations.
     Included in the Company’s $2.5 billion portfolio of one- to four-family residential real estate loans are construction loans of $25.0 million, or 1.0% of the Company’s total loan portfolio. The Company offers fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one- to four-family residences in the Company’s market area to builders or to owners who have a contract for construction. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. During the construction phase the loans have a fixed interest rate and convert into either a fixed-rate or an adjustable-rate mortgage loan at the end of the construction period. Advances are made as construction is completed. In addition, the Company originates loans within its market area that are secured by individual unimproved or improved lots. Land loans are currently offered with fixed-rates for terms of up to 10 years. The maximum loan-to-value ratio for the Company’s land loans is 75% of the appraised value, and the maximum loan-to-value ratio for the Company’s construction loans is 95% of the lower of cost or appraised value.
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
     Multifamily Residential and Commercial Real Estate Loans. The Company’s multifamily residential real estate loans are secured by multifamily residences, such as rental properties. The Company’s commercial real estate loans are secured by nonresidential properties such as hotels, church property, manufacturing facilities and retail establishments. At December 31, 2008, a significant portion of the Company’s multifamily residential and commercial real estate loans were secured by properties located within the Company’s market area. The Company’s largest multifamily residential real estate loan relationship at December 31, 2008, had a principal balance of $13.4 million, and was collateralized by multiple residential real estate rental properties. These loans were performing in accordance with their terms as of December 31, 2008. The Company’s largest commercial real estate loan relationship at December 31, 2008, had a principal balance of $40.4 million and was collateralized by several hotels and retail stores. These loans were performing in accordance with their terms as of December 31, 2008. Multifamily residential and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates. The terms of each multifamily residential and commercial real estate loan are negotiated on a case-by-case basis. The Company generally makes multifamily residential and commercial real estate loans up to 80% of the appraised value of the property collateralizing the loan.
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
     Consumer Loans. The principal types of consumer loans offered by the Company are adjustable-rate home equity lines of credit and fixed-rate consumer loans such as second mortgage loans, home equity loans, automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by deposit accounts. Consumer loans are typically offered with maturities of ten years or less. Generally, the Company’s home equity lines of credit are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less. Such loans are offered on an adjustable-rate basis with terms of up to 20 years. At December 31, 2008, the disbursed portion of home equity lines of credit totaled $120.1 million, or 9.5% of consumer loans, with $211.3 million remaining undisbursed.
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

     Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, recreation vehicles, appliances, and furniture. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.
     Commercial Business Loans. The Company currently offers commercial business loans to finance various activities in the Company’s market area, some of which are secured in part by additional real estate collateral. At December 31, 2008 the largest commercial business loan relationship had a principal balance of $10.5 million, and was secured by all fixed assets of a diagnostic imaging center.
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
     Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, brokers and walk-in customers. Historically all of the Company’s loan originators were salaried employees, and the Company did not pay commissions in connection with loan originations. Beginning in 2007, the Company implemented a program whereby certain commercial lenders are paid commissions based on predetermined goals. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, an in-house appraiser or an appraiser approved by the Company, appraises the real estate intended to secure the proposed loan. A loan processor in the Company’s loan department checks the loan application file for accuracy and completeness, and verifies the information provided. The Company has a formal loan policy, which assigns lending limits to the Company’s various loan officers. Also, the Company has a Credit Committee that meets quarterly to review the assigned lending limits and to monitor the Company’s lending policies, loan activity, economic conditions and concentrations of credit. The Company has a Senior Loan Committee, which has lending authority as designated in the Company’s loan policy that is approved by the Board of Directors. Loans exceeding the limits established for the Senior Loan Committee must be approved by the Executive Committee of the Board of Directors or by the entire Board of Directors. The Company’s policy is to make no loans either individually or in the aggregate to one entity in excess of $15.0 million. Exceptions to this policy are permitted with the prior approval from the Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and at the discretion of the Company, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2008, the Company had commitments to originate $116.3 million of loans.
     If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a description of the required collateral and required insurance coverage. The borrower must provide proof of fire and casualty insurance on the property (and, as required, flood insurance) serving as collateral, which insurance must be maintained during the full term of the loan. A title guaranty, based on a title search of the property, is required on all loans secured by real property.
     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. To the extent that loans are originated or acquired for the Company’s portfolio, Statement of Financial Accounting Standards No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”) requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2008, the Company had $5.0 million of net deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the marketplace.

     In addition to loan origination fees, the Company also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from operations of real estate owned (“REO”). The Company recognized fees and service charges of $32.4 million, $27.8 million and $24.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     Loans-to-One Borrower. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2008, the largest aggregate amount loaned by the Company to one borrower totaled $40.4 million and was secured by several hotels and retail stores. The Company’s second largest lending relationship totaled $20.0 million and was secured by a senior living center. The Company’s third largest lending relationship totaled $16.8 million and was secured by a hotel. The Company’s fourth largest lending relationship totaled $14.2 million and was secured by commercial real estate. The Company’s fifth largest lending relationship totaled $13.9 million and was secured by a hotel. These loans were performing in accordance with their terms at December 31, 2008.
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
     Nonperforming Assets. Loans are reviewed on a regular basis and are placed on a nonaccrual status when, in the opinion of management, the collection of additional principal and/or interest is doubtful. Loans are automatically placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed and charged against interest income.
     Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as Real Estate Owned (“REO”) until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of the related loan balance or its fair value as determined by an appraisal, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss reserve allocations, the difference is charged against the allowance for loan losses. Any subsequent write-down of REO or loss at the time of disposition is charged against earnings.

     Loans Past Due and Nonperforming Assets. The following table sets forth information regarding the Company’s loans 30 days or more past due, nonaccrual loans 90 days or more past due, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more, the Company fully reserves all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Company did not have any material restructured loans within the meaning of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”). A large number of one- to four- family mortgage loans are due on the first day of the month. Effective December 31, 2005, the Company changed its fiscal year-end from June 30 (a 30-day month) to December 31 (a 31-day month) causing the loans that are 30 to 59 days delinquent to increase dramatically compared to prior fiscal year ends because of the additional day.

	At December 31,					At June 30,
	2008		2007	2006	2005	2005	2004
	Number	Balance
	(Dollars in Thousands)
Loans past due 30 days to 59 days:
One- to four-family residential loans	392	$32,988	27,270	24,078	26,290	3,941	5,765
Multifamily and commercial RE loans	99	18,901	11,331	7,975	4,924	5,198	2,201
Consumer loans	1,157	11,295	10,550	9,096	12,053	5,611	4,877
Commercial business loans	86	7,700	9,947	4,325	2,450	1,000	782

Total loans past due 30 days to 59 days	1,734	$70,884	59,098	45,474	45,717	15,750	13,625

Loans past due 60 days to 89 days:
One- to four-family residential loans	101	7,599	6,077	5,970	9,156	4,687	4,925
Multifamily and commercial RE loans	54	8,432	4,984	3,846	3,399	8,156	1,023
Consumer loans	379	2,836	2,676	2,833	3,773	3,134	2,032
Commercial business loans	45	3,801	2,550	501	263	279	309

Total loans past due 60 days to 89 days	579	$22,668	16,287	13,150	16,591	16,256	8,289

Loans past due 90 days or more (1):
One- to four-family residential loans	223	20,435	12,542	10,334	12,179	11,507	11,322
Multifamily and commercial RE loans	155	43,828	24,323	18,982	21,013	15,610	13,823
Consumer loans	687	9,756	7,582	4,578	8,322	5,514	4,536
Commercial business loans	114	25,184	5,163	6,631	1,502	979	2,824

Total loans past due 90 days or more	1,179	$99,203	49,610	40,525	43,016	33,610	32,505

Total loans 30 days or more past due	3,492	$192,755	124,995	99,149	105,324	65,616	54,419

Total loans 90 days or more past due (1)	1,179	$99,203	49,610	40,525	43,016	33,610	32,505

Total REO	109	16,844	8,667	6,653	4,872	6,685	3,951

Total loans 90 days or more past due and REO	1,288	$116,047	58,277	47,178	47,888	40,295	36,456

Total loans 90 days or more past due to net loans receivable		1.93%	1.03%	0.92%	0.93%	0.77%	0.80%
Total loans 90 days or more past due and REO to total assets		1.67%	0.87%	0.72%	0.74%	0.64%	0.57%

(1)	The Company classifies as nonperforming all loans 90 days or more delinquent.
     During the year ended December 31, 2008, gross interest income of approximately $6.8 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current during the year. No interest income on nonaccrual loans was included in income during the year.
     Classification of Assets. The Company’s policies, consistent with regulatory guidelines, provide for the classification of loans considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention” by management. At December 31, 2008, the Company had 312 loans, with an aggregate principal balance of $47.2 million, designated as special mention.
     The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations. The Company’s largest classified assets are generally also the Company’s largest nonperforming assets.
     The following table sets forth the aggregate amount of the Company’s classified assets at the dates indicated.

	At December 31,
	2008	2007	2006
	(In Thousands)
Substandard assets	$155,245	85,526	70,182
Doubtful assets	3,596	4,374	2,129
Loss assets	64	388	270

Total classified assets	$158,905	90,288	72,581

     Allowance for Loan Losses. Loans that have been classified as substandard or doubtful are reviewed by the Risk Management (“Risk Management”) department for possible impairment under the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”). A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.
     If an individual loan is deemed to be impaired the Risk Management department determines the proper measurement of impairment for each loan based on one of three methods as prescribed by SFAS No. 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is more or less than the recorded investment in the loan, the Risk Management department adjusts the specific allowance associated with that individual loan accordingly.
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
     The individual impairment measures along with the estimated losses for each homogeneous pool are consolidated into one summary document. This summary schedule along with the supporting documentation used to establish this schedule is presented to the Credit Committee on a quarterly basis by the Risk Management department. The Credit Committee is comprised of members of Senior Management from various departments within the Company including mortgage, consumer and commercial lending, appraising, administration and finance as well as the President of the Company. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, discusses lending products, activity, competition and collateral values, as well as economic conditions in general and in each market area of the Company. Based on this review and discussion, the appropriate allowance for loan losses is estimated and any adjustments necessary to reconcile the actual allowance for loan losses with this estimate are determined. In addition, the Credit Committee considers whether any changes to the methodology are needed. The Credit Committee also compares the Company’s delinquency trends, nonperforming asset amounts and allowance for loan loss levels to its peer group and to state and national statistics. A similar review is also performed by the Board of Directors’ Risk Management Committee.
     In addition to the reviews by the Credit Committee and the Risk Management Committee, regulators from either the FDIC or Pennsylvania State Department of Banking perform an extensive review on an annual basis of the adequacy of the allowance for loan losses and its conformity with regulatory guidelines and pronouncements. The internal audit department also performs a regular review of the detailed supporting schedules for accuracy and reports their findings to the Audit Committee of the Board of Directors. Any recommendations or enhancements from these independent parties are considered by management and the Credit Committee and implemented accordingly.
     Management acknowledges that this is a dynamic process and consists of factors, many of which are external and beyond management’s control, that can change. The adequacy of the allowance for loan losses is based upon estimates using all the information previously discussed as well as current and known circumstances and events. There is no assurance that actual portfolio losses will not be substantially different than those that were estimated. Management believes that all known losses as of the balance sheet dates have been recorded.
     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated. Ratios for the six months ended December 31, 2005 have been annualized.

				Six Months
				Ended
	Years Ended December 31,			December 31,	Years Ended June 30,
	2008	2007	2006	2005	2005	2004
	(In Thousands)
Net loans receivable	$5,141,892	4,795,622	4,412,441	4,622,269	4,376,884	4,053,941
Average loans outstanding	$5,016,694	4,660,693	4,395,274	4,532,523	4,234,241	3,846,261

Allowance for loan losses balance at beginning of period	$41,784	37,655	33,411	31,563	30,670	27,166
Provision for loan losses	$22,851	8,743	8,480	4,722	9,566	6,860
Charge-offs:
Real estate loans	(3,962)	(2,042)	(1,148)	(282)	(676)	(176)
Consumer loans	(6,290)	(5,175)	(5,543)	(3,314)	(5,726)	(5,113)
Commercial loans	(1,358)	(973)	(926)	(43)	(3,071)	(461)

Total charge-offs	(11,610)	(8,190)	(7,617)	(3,639)	(9,473)	(5,750)
Recoveries:
Real estate loans	140	250	123	4	1	—
Consumer loans	1,060	1,073	1,214	455	750	562
Commercial loans	704	134	62	51	49	502

Total recoveries	1,904	1,457	1,399	510	800	1,064
Acquired through acquistions	—	2,119	1,982	255	—	1,330

Allowance for loan losses balance at end of period	$54,929	41,784	37,655	33,411	31,563	30,670

Allowance for loan losses as a percentage of net loans receivable	1.07%	0.87%	0.85%	0.72%	0.72%	0.76%
Net charge-offs as a percentage of average loans outstanding	0.19%	0.14%	0.14%	0.14%	0.20%	0.12%
Allowance for loan losses as a percentage of nonperforming loans	55.37%	84.22%	92.92%	77.67%	93.91%	94.35%
Allowance for loan losses as a percentage of nonperforming loans and REO	47.33%	71.70%	79.81%	69.77%	78.33%	84.13%

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated.

			At December 31,
	2008		2007		2006
		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in Thousands)
Balance at end of period applicable to:
Real estate loans	$33,760	87.6%	28,854	87.2%	17,936	88.8%
Consumer loans	6,125	5.1%	6,645	5.4%	16,500	6.0%
Commercial business loans	15,044	7.3%	6,285	7.4%	3,219	5.2%

Total allowance for loan loss	$54,929	100.0%	41,784	100.0%	37,655	100.0%

(1)	Represents percentage of loans in each category to total loans.

	At December 31,		At June 30,
	2005		2005		2004
		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in Thousands)
Balance at end of period applicable to:
Real estate loans	$16,875	88.6%	15,918	88.7%	15,113	88.3%
Consumer loans	13,991	8.1%	13,179	8.1%	11,790	8.1%
Commercial business loans	2,545	3.3%	2,466	3.2%	3,767	3.6%

Total allowance for loan loss	$33,411	100.0%	31,563	100.0%	30,670	100.0%

(1)	Represents percentage of loans in each category to total loans.
Investment Activities
     The Company’s investment portfolio is comprised of mortgage-backed securities, investment securities, and cash and cash equivalents. During 2007, decreases in investment securities and mortgage-backed securities resulted from the Company’s efforts to minimize credit risk in its investment portfolio by divesting a significant portion of its non-agency corporate debt securities and mutual funds. Included in the sale of investments were securities previously classified as held-to-maturity, and as a result of this sale all remaining held-to-maturity investments were required to be reclassified as available-for-sale.
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

	At December 31,
	2008		2007		2006
	Amortized		Amortized		Amortized
	Cost	Market Value	Cost	Market Value	Cost	Market Value
	(In Thousands)
Mortgage-backed securities held to maturity:
Fixed-rate pass through certificates	$—	—	—	—	9,097	8,965
Variable-rate pass through certificates	—	—	—	—	188,700	188,382
Fixed-rate collateralized mortgage obligations (“CMOs”)	—	—	—	—	4,484	4,249
Variable-rate CMOs	—	—	—	—	49,374	49,335

Total mortgage-backed securities held to maturity	—	—	—	—	251,655	250,931

Mortgage-backed securities available for sale:
Fixed-rate pass through certificates	186,659	193,099	73,284	73,992	68,720	67,430
Variable-rate pass through certificates	276,121	277,183	306,885	309,054	199,442	198,365
Fixed-rate CMOs	60,119	57,480	73,514	71,793	87,946	85,402
Variable-rate CMOs	228,917	217,877	76,886	76,908	27,613	27,771

Total mortgage-backed securities available for sale	751,816	745,639	530,569	531,747	383,721	378,968

Total mortgage-backed securities	$751,816	745,639	530,569	531,747	635,376	629,899

Investment securities held to maturity:
U.S. Government, agency and GSEs	$—	—	—	—	161,755	160,580
Municipal securities	—	—	—	—	269,886	273,438
Corporate debt issues	—	—	—	—	33,671	35,566

Total investment securities held to maturity	—	—	—	—	465,312	469,584

Investment securities available for sale:
U.S. Government, agency and GSEs	97,884	108,908	286,359	292,546	214,031	212,525
Municipal securities	268,616	267,548	262,895	267,120	14,553	14,604
Corporate debt issues	25,165	15,961	37,225	35,075	63,114	60,577
Equity securities and mutual funds	954	1,114	6,478	6,879	95,548	100,840

Total investment securities available for sale	$392,619	393,531	592,957	601,620	387,246	388,546

     Issuers of Mortgage-Backed Securities. The following table sets forth information regarding the issuers and the carrying value of the Company’s mortgage-backed securities.

	At December 31,
	2008	2007	2006
	(In Thousands)
Mortgage-backed securities:
Fannie Mae	$288,082	165,391	205,127
Ginnie Mae	99,354	88,428	120,799
Freddie Mac	320,297	229,960	249,685
Other (non-agency)	37,906	47,968	55,012

Total mortgage-backed securities	$745,639	531,747	630,623

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for the Company’s investment securities and mortgage-backed securities portfolios at December 31, 2008. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2008
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total
		Annualized		Annualized		Annualized		Annualized			Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted	Amortized		Weighted
	Cost	Average Yield	Cost	Average Yield	Cost	Average Yield	Cost	Average Yield	Cost	Market Value	Average Yield
	(Dollars in Thousands)
Investment securities available for sale:
Government sponsored entites	$2,985	5.29%	2,962	5.40%	30,352	5.32%	61,494	5.21%	$97,793	$108,820	5.25%
U.S. Government and agency obligations	91	2.60%	—	—	—	—	—	—	91	88	2.60%
Municipal securities	—	—	460	4.22%	43,159	4.17%	224,997	4.52%	268,616	267,548	4.46%
Corporate debt issues	—	—	—	—	—	—	25,165	5.42%	25,165	15,961	5.42%
Equity securities and mutual funds	—	—	—	—	—	—	954	7.06%	954	1,114	7.06%

Total investment securities available for sale	$3,076	5.21%	3,422	5.24%	73,511	4.64%	312,610	4.73%	$392,619	$393,531	4.72%

Mortgage-backed securities available for sale:
Pass through certificates	276,557	4.96%	13,912	4.54%	8,783	4.92%	163,528	5.37%	462,780	470,282	5.10%
CMOs	228,917	1.73%	—	—	22,636	4.76%	37,483	4.50%	289,036	275,357	2.33%

Total mortgage-backed securities available for sale	$505,474	3.50%	13,912	4.54%	31,419	4.81%	201,011	5.21%	$751,816	$745,639	4.03%

Total investment securities and mortgage-backed securities	$508,550	3.51%	17,334	4.68%	104,930	4.69%	513,621	4.92%	$1,144,435	$1,139,170	4.27%

Sources of Funds
     General. Deposits are the major source of the Company’s funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, operations and, if needed, borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.
     Deposits. Consumer and commercial deposits are generated principally from the Company’s market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. While the Company accepts deposits of $100,000 or more, it does not offer substantial premium rates for such deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Company regularly executes changes in its deposit rates based upon cash flow requirements, general market interest rates, competition, and liquidity requirements. Other than those obtained through bank acquisitions, the Company to date has not obtained funds through brokers, nor solicited funds outside its market area.
     The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Company at the dates indicated.

	At December 31,
	2008			2007			2006
	Balance	Percent(1)	Rate(2)	Balance	Percent(1)	Rate(2)	Balance	Percent(1)	Rate(2)
	(Dollars in Thousands)
Savings accounts	$760,245	15.1%	1.14%	$745,430	13.4%	1.20%	$807,873	15.1%	1.44%
Checking accounts	1,100,131	21.8%	0.37%	1,079,093	19.5%	0.85%	994,783	18.5%	1.05%
Money market accounts	720,375	14.3%	1.58%	681,115	12.3%	3.63%	594,472	11.1%	3.62%
Certificates of deposit
Maturing within 1 year	1,285,695	25.5%	2.88%	2,541,053	45.9%	4.70%	2,024,850	37.7%	4.47%
Maturing 1 to 3 years	829,776	16.5%	3.74%	379,183	6.8%	4.31%	801,156	14.9%	4.50%
Maturing more than 3 years	341,989	6.8%	4.11%	116,460	2.1%	4.62%	143,616	2.7%	4.56%

Total certificates	$2,457,460	48.8%	3.34%	3,036,696	54.8%	4.65%	2,969,622	55.3%	4.48%

Total deposits	$5,038,211	100.0%	2.08%	$5,542,334	100.0%	3.29%	$5,366,750	100.0%	3.26%

(1)	Represents percentage of total deposits.

(2)	Represents weighted average nominal rate at fiscal year end.
Large Certificates of Deposit Maturities. The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2008.

Certificates of
Maturity Period	Deposits
(In Thousands)
Three months or less	$109,298
Over three months through six months	82,046
Over six months through twelve months	84,492
Over twelve months	257,568

Total	$533,404

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

	During the Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
FHLB-Pittsburgh borrowings:
Average balance outstanding	$625,706	305,597	352,596
Maximum outstanding at end of any month during period	$972,018	332,160	377,592
Balance outstanding at end of period	$972,018	257,025	332,196
Weighted average interest rate during period	3.89%	4.59%	4.62%
Weighted average interest rate at end of period	3.49%	4.64%	4.58%

Reverse repurchase agreements:
Average balance outstanding	$88,349	70,875	44,860
Maximum outstanding at end of any month during period	$98,108	83,432	55,705
Balance outstanding at end of period	$91,436	77,452	55,705
Weighted average interest rate during period	1.75%	4.01%	4.03%
Weighted average interest rate at end of period	1.02%	3.25%	4.25%

Other borrowings:
Average balance outstanding	$4,602	4,790	5,333
Maximum outstanding at end of any month during period	$4,652	4,923	5,660
Balance outstanding at end of period	$4,491	4,638	4,913
Weighted average interest rate during period	4.99%	4.99%	4.99%
Weighted average interest rate at end of period	4.99%	4.99%	4.99%

Total borrowings:
Average balance outstanding	$718,657	381,262	402,789
Maximum outstanding at end of any month during period	$1,067,945	408,596	424,766
Balance outstanding at end of period	$1,067,945	339,115	392,814
Weighted average interest rate during period	3.74%	4.52%	4.59%
Weighted average interest rate at end of period	3.29%	4.33%	4.54%
Competition
     The Company’s market area in Pennsylvania, western New York, eastern Ohio, Maryland and Florida has a large concentration of financial institutions. As a result, the Company encounters strong competition both in attracting deposits and in originating retail and commercial loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings banks and credit unions in its market area. The Company expects continued competition from these financial institutions in the foreseeable future. With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area as well as from insurance companies. The Company competes for deposits by offering depositors a high level of personal service and expertise together with a wide range of financial products and services.

     The competition for retail and commercial loans comes principally from commercial banks, mortgage banking companies, and other savings institutions. This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Company’s market area as well as the increased efforts by commercial banks to increase small business lending. The Company competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and builders. Factors that affect competition include general and local economic conditions, current interest rate levels, and volatility of the mortgage markets.
Subsidiary Activities
     The Company’s sole consolidated subsidiary is the Bank. The Bank has seven wholly owned subsidiaries — Northwest Settlement Agency, LLC, Great Northwest Corporation, Northwest Financial Services, Inc., Northwest Consumer Discount Company, Inc., Allegheny Services, Inc., Boetger and Associates, Inc., and Northwest Capital Group, Inc. For financial reporting purposes all of these companies are included in the consolidated financial statements of the Company.
     Northwest Settlement Agency, LLC provides title insurance to borrowers of Northwest Savings Bank and other lenders. At December 31, 2008, the Bank had an equity investment in Northwest Settlement Agency, LLC of $949,000. For the period ended December 31, 2008, Northwest Settlement Agency, LLC had net income of $402,000.
     Great Northwest’s sole activity is holding equity investments in government-assisted low-income housing projects in various locations in the Company’s market area. At December 31, 2008, the Bank had an equity investment in Great Northwest of $6.1 million. For the year ended December 31, 2008, Great Northwest had net income of $255,000 generated primarily from federal low-income housing tax credits.
     Northwest Financial Services’ principal activity is the operation of retail brokerage activities for the Company. It also owns the common stock of several financial institutions. In addition, Northwest Financial Services holds an equity investment in one government assisted low-income housing project. At December 31, 2008, the Bank had an equity investment in Northwest Financial Services of $7.1 million, and for the year ended December 31, 2008, Northwest Financial Services had net income of $127,000.
     Northwest Consumer Discount Company operates 49 consumer finance offices throughout Pennsylvania and two consumer finance offices in New York operating as a separate company doing business as Northwest Finance Company. Effective January 23, 2009, the Company consolidated the New York offices into an existing office in Pennsylvania. At December 31, 2008, the Bank had an equity investment in Northwest Consumer Discount Company of $27.0 million and the net income of Northwest Consumer Discount Company for the year ended December 31, 2008 was $2.0 million. Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreation vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.
     Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through the Bank’s wholesale lending operation as well as municipal bonds. In addition, Allegheny Services, Inc. has loans to both the Bank and Northwest Consumer Discount Company. At December 31, 2008 the Bank had an equity investment in Allegheny Services, Inc. of $634.2 million, and for the year ended December 31, 2008, Allegheny Services, Inc. had net income of $21.5 million.
     Boetger and Associates, Inc. is an actuarial and employee benefits consulting firm that specializes in the design, implementation and administration of qualified retirement plan programs. At December 31, 2008, the Bank had an equity investment of $1.5 million in Boetger and Associates and for the year ended December 31, 2008, Boetger and Associates had net income of $127,000.
     Northwest Capital Group’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure. At December 31, 2008, the Bank had an equity investment of $703,000 in Northwest Capital Group and reported no net income for the year ended December 31, 2008.
     Until January 23, 2009, Northwest Finance Company, Inc. operated two consumer finance offices in Jamestown and Fredonia, New York. As of December 31, 2008, Northwest Consumer Discount Company’s equity investment in Northwest

Finance Company was $(172,000). For the year ended December 31, 2008, Northwest Finance Company had a net loss of $(92,000).
     Federal regulations require insured institutions to provide 30 days advance notice to the FDIC before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured institution must also provide the FDIC such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the FDIC. In addition to other enforcement and supervision powers, the FDIC may determine after notice and opportunity for a hearing that the continuation of a savings bank’s ownership of or relation to a subsidiary constitutes a serious risk to the safety, soundness or stability of the savings bank, or is inconsistent with the purposes of federal banking laws. Upon the making of such a determination, the FDIC may order the savings bank to divest the subsidiary or take other actions.
Personnel
     As of December 31, 2008, the Company and its wholly-owned subsidiaries had 1,699 full-time and 321 part-time employees. None of the Company’s employees is represented by a collective bargaining group. The Company believes its working relationship with its employees to be good.
REGULATION
General
     The Company is a Federal corporation, and the Mutual Holding Company is a Federal mutual holding company. The Company and the Mutual Holding Company are required to file certain reports with, and otherwise comply with the rules and regulations of the OTS.
     The Bank is a Pennsylvania-chartered savings bank whereby deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”). The Bank is subject to extensive regulation by the Department of Banking of the Commonwealth of Pennsylvania (the “Department”), as its chartering agency, and by the FDIC, as the insurer of its deposit accounts. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with or acquisitions of other financial institutions. The Bank is examined periodically by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department or the FDIC, could have a material adverse impact on the Company, the Mutual Holding Company, the Bank and their operations.
Pennsylvania Savings Bank Law
     The Pennsylvania Banking Code of 1965, as amended (the “Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees, and depositors, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks is flexible and readily responsive to changes in economic conditions and in savings and lending practices.
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

Insurance of Deposit Accounts.
     Deposit accounts at Northwest Savings Bank are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Northwest Savings Bank’s deposits, therefore, are subject to FDIC deposit insurance assessments. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily (until December 31, 2009) raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.
     The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On October 7, 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF. The rulemaking proposed that, effective January 1, 2009, assessment rates would increase uniformly by seven basis points for the first quarter 2009 assessment period. The rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates, effective April 1, 2009. Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from eight to 77.5 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009. The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment differentiates for risk and to set new assessment rates beginning with the second quarter of 2009. On February 27, 2009, the FDIC proposed an emergency assessment charged to all financial institutions of 0.20% of insured deposits as of June 30, 2009, payable on September 30, 2009. The emergency assessment charge to the Company, if approved, will be approximately $10.0 million.
     In addition to FDIC premiums, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance cost and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.14% for each $100 in domestic deposits maintained at an institution.
     Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Bank has opted not to participate in this component of the Temporary Liquidity Guarantee Program.
     The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank has opted to participate in this component of the Temporary Liquidity Guarantee Program.
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

Prompt Corrective Action
     Under federal regulations, a bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2008, the Bank was “well-capitalized” for this purpose. See Regulatory Capital Requirements and footnote 17 of the Company’s audited financial statements.
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
     Qualified Thrift Lender Test. To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period. As of December 31, 2008 the Bank met the Qualified Thrift Lender test.
     Waivers of Dividends by the Mutual Holding Company. OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis. During 2008 the Mutual Holding Company requested and received permission from the OTS to waive dividends.
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
Sarbanes-Oxley Act of 2002
     The Sarbanes-Oxley Act of 2002 was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934.
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
Emergency Economic Stabilization Act of 2008
     In accordance with its stated purpose of restoring liquidity and stability to the financial system of the United States, EESA established the Troubled Asset Relief Program (“TARP”), under which, the United States Department of the Treasury (“UST”) is authorized to purchase preferred stock from qualified financial institutions. Currently, UST does not have a program for mutual financial institutions or mutual holding companies. Once a program for mutual institutions and mutual holding companies has been established, the Company will evaluate whether to participate in TARP.
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

     In addition, the Bank is required to notify the OTS prior to paying a dividend to the Company, and to receive the nonobjection of the OTS to any such dividend.
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
     The Company accounts for income taxes in accordance with SFAS 109. The asset and liability method accounts for deferred income taxes by applying the enacted statutory rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.
     The Company is currently under examination by the Internal Revenue Service for the tax periods ended June 30, 2005, December 31, 2005, 2006 and 2007. The statute of limitations is open for examinations by the Internal Revenue Service for the tax years ended June 30, 2005 through December 31, 2007.
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
     The Company Operates in a Highly Regulated Environment and May Be Adversely Affected by Changes in Laws and Regulations. The Company is subject to extensive regulation, supervision and examination by the OTS, the FDIC and the Commonwealth of Pennsylvania. Such regulators govern the activities in which the Company may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, the adequacy of a bank’s allowance for loan losses and the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or additional deposit insurance premiums could have a material impact on the Company and its operations. The Company believes that it is in substantial compliance with applicable federal, state and local laws, rules and regulations. Because the Company’s business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other law, rule or regulation will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect the Company’s business, financial condition or prospects.
     Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results. Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. Loan portfolio quality has deteriorated at many institutions. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.
In response to these developments, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Department of the Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. Although it was originally contemplated that these funds would be used primarily to purchase troubled assets under the Troubled Asset Relief Program, on October 14, 2008, the U.S. Department of the Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. In addition, Congress has temporarily increased Federal Deposit Insurance Corporation deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The Federal Deposit Insurance Corporation has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009.
     The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced. In addition, new laws, regulations, and other regulatory changes will increase our Federal Deposit Insurance Corporation insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability. Further, continued declines in the stock market in general, or for stock of financial institutions and their holding companies, could affect our stock performance.
     Lack of consumer confidence in financial institutions may decrease our level of deposits. Our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not insured by the Federal Deposit Insurance Corporation. That may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. These consumer preferences may cause us to be forced to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.
     Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers. There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.
     If Our Investment in the Federal Home Loan Bank of Pittsburgh Becomes Impaired , Our Earnings and Stockholders’ Equity Could Decrease. We are required to own common stock of the Federal Home Loan Bank of Pittsburgh to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost and fair value of our FHLB common stock as of December 31, 2008 was $63.1 million based on its cost. FHLB common stock is not a marketable security.
     Recent published reports indicate that certain Federal Home Loan Banks may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-Pittsburgh, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB- Pittsburgh common stock could be deemed impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the amount of the impairment charge.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     As of December 31, 2008, the Company conducted its business through its main office located in Warren, Pennsylvania, 132 other full-service offices and eight free-standing drive-up locations throughout its market area in northwest, southwest and central Pennsylvania, fourteen offices in western New York, five offices in eastern Ohio, five offices in Maryland and two offices in south Florida. The Company and its wholly owned subsidiaries also operated 49 consumer finance offices located throughout Pennsylvania and two consumer lending offices in New York. At December 31, 2008, the Company’s premises and equipment had an aggregate net book value of approximately $115.8 million.
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
     The Company’s common stock is listed on the Nasdaq Global Select Market under the symbol “NWSB.” As of December 31, 2008, the Company had 22 registered market makers, 6,886 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 48,502,174 shares outstanding, net of 2,742,800 treasury shares repurchased. As of such date, the Mutual Holding Company held 30,536,457 shares of common stock and stockholders other than the Mutual Holding Company held 17,965,717 shares. The following table sets forth market price and dividend information for the Company’s common stock.

Year ended			Cash Dividends
December 31, 2008	High	Low	Declared
First quarter	$30.16	23.50	$0.22
Second quarter	28.10	21.78	0.22
Third quarter	34.34	20.05	0.22
Fourth quarter	29.86	18.80	0.22

Year ended			Cash Dividends
December 31, 2007	High	Low	Declared
First quarter	$28.31	25.26	$0.20
Second quarter	28.99	26.08	0.20
Third quarter	29.75	25.51	0.22
Fourth quarter	30.03	25.76	0.22
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
     There were no sales of unregistered securities during the quarter ended December 31, 2008.
     During the year the Company repurchased 132,000 shares of common stock, at an average cost of $25.26, as part of previously announced repurchase programs. The maximum number of shares available for repurchase at December 31, 2008 is 273,600.
     The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2008 and the stock repurchase plan approved by the Company’s Board of Directors:
ISSUER PURCHASES OF EQUITY SECURITES

			(c) Total Number of
			Shares	(d) Maximum Number of
	(a) Total Number	(b) Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid per	Publicly Announced	Be Purchased Under the
Period	Purchased	Share	Plans or Programs (1)	Plans or Programs (1)
October 2008	—	—	—	273,600
November 2008	—	—	—	273,600
December 2008	—	—	—	273,600

Total	—	—	—

(1)	The Company’s Board of Directors approved a repurchase program for up to 5% of publicly traded common stock, or 1,000,000 shares. The current program has no expiration date.

Stock Performance Graph
     Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Common Stock between June 30, 2003 and December 31, 2008, (b) the cumulative total return on stocks included in the Total Return Index for the Nasdaq Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.
     There can be no assurance that the Company’s stock performance will continue in the future with the same or similar trend depicted in the graph. The Company will not make or endorse any predictions as to future stock performance.

	6/03	6/04	6/05	12/05	12/06	12/07	12/08

Northwest Bancorp	100.00	145.76	138.31	140.19	186.25	185.80	154.67
NASDAQ Composite	100.00	128.19	129.34	140.27	157.21	171.64	100.00
NASDAQ Bank	100.00	117.32	126.61	128.75	146.64	115.80	88.57
COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN*
Among Northwest Bancorp, The NASDAQ Composite Index
And The NASDAQ Bank Index
*$100 invested on 6/30/03 in stock and index-including reinvestment of dividends.

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

	At December 31,				At June 30,
	2008	2007	2006	2005	2005	2004
	(In Thousands)
Selected Consolidated Financial Data:
Total assets	$6,930,241	6,663,516	6,527,815	6,447,307	6,330,482	6,343,248
Investment securities held-to-maturity	—	—	465,312	444,407	467,303	209,241
Investment securities available-for-sale	393,531	601,620	388,546	289,871	290,702	444,676
Mortgage-backed securities held-to-maturity	—	—	251,655	189,851	235,676	392,301
Mortgage-backed securities available-for-sale	745,639	531,747	378,968	323,965	384,481	411,003
Loans receivable net:
Real estate	4,508,393	4,172,850	3,926,859	4,100,754	3,888,287	3,583,302
Consumer	261,398	261,598	253,490	366,488	348,672	324,897
Commercial	372,101	361,174	232,092	155,027	139,925	145,742
Total loans receivable, net	$5,141,892	4,795,622	4,412,441	4,622,269	4,376,884	4,053,941
Deposits	5,038,211	5,542,334	5,366,750	5,228,479	5,187,946	5,191,621
Advances from FHLB and other borrowed funds	1,067,945	339,115	392,814	417,356	410,344	449,147
Shareholders’ equity	$613,784	612,878	604,561	585,658	582,190	550,472

				Six Months
				Ended
	Years Ended December 31,			December 31,	Years Ended June 30,
	2008	2007	2006	2005	2005	2004
	(In Thousands)
Selected Consolidated Operating Data:
Total interest income	$388,659	396,031	368,573	170,449	321,824	300,230
Total interest expense	169,293	211,015	191,109	79,414	138,047	134,466

Net interest income	219,366	185,016	177,464	91,035	183,777	165,764
Provision for loan losses	22,851	8,743	8,480	4,722	9,566	6,860

Net interest income after provision for loan losses	196,515	176,273	168,984	86,313	174,211	158,904
Noninterest income	38,752	43,022	46,026	19,851	32,004	31,862
Noninterest expense	170,128	152,742	143,682	66,317	128,659	128,805

Income before income tax expense	65,139	66,553	71,328	39,847	77,556	61,961
Income tax expense	16,968	17,456	19,792	10,998	22,741	19,829

Net income	$48,171	49,097	51,536	28,849	54,815	42,132

Earnings per share:
Basic	$1.00	1.00	1.03	0.57	1.10	0.88

Diluted	$0.99	0.99	1.03	0.56	1.09	0.87

At or for
the Six
Months
Ended
At or for the Year Ended December 31,	December 31,	At or for the Year Ended June 30,
2008	2007	2006	2005*	2005	2004
Key Financial Ratios and Other Data:
Return on average assets (net income divided by average total assets)	0.70%	0.73%	0.79%	0.91%	0.86%	0.68%
Return on average equity (net income divided by average equity)	7.75%	8.18%	8.60%	9.81%	9.74%	8.17%
Average capital to average assets	9.04%	8.96%	9.19%	9.23%	8.87%	8.27%
Capital to total assets	8.86%	9.20%	9.26%	9.04%	9.20%	8.68%
Net interest rate spread (average yield on interest-earning assets less average cost of interest-bearing liabilities)	3.25%	2.74%	2.77%	2.99%	3.07%	2.83%
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.57%	3.10%	3.06%	3.21%	3.24%	2.98%
Noninterest expense to average assets	2.48%	2.28%	2.20%	2.08%	2.03%	2.06%
Net interest income to noninterest expense	1.29	x	1.21	x	1.24	x	1.37	x	1.43	x	1.29	x
Dividend payout ratio	88.89%	84.85%	67.96%	53.57%	44.04%	45.98%
Nonperforming loans to net loans receivable	1.93%	1.03%	0.92%	0.93%	0.77%	0.80%
Nonperforming assets to total assets	1.67%	0.87%	0.72%	0.74%	0.64%	0.57%
Allowance for loan losses to nonperforming loans	55.37%	84.22%	92.92%	77.67%	93.91%	94.35%
Allowance for loan losses to net loans receivable	1.07%	0.87%	0.85%	0.72%	0.72%	0.76%
Average interest-earning assets to average interest-bearing liabilities	1.10	x	1.10	x	1.09	x	1.09	x	1.08	x	1.06	x
Number of:
Full-service offices	167	166	160	153	153	152
Consumer finance offices	51	51	51	50	49	49

*	Ratios are annualized where appropriate
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
Important factors that might cause such a difference include, but are not limited to:
•	Changes in interest rates which could impact our net interest margin;

•	Adverse changes in our loan portfolio or investment securities portfolio and the resulting credit risk-related. losses and/ or market value adjustments;

•	The adequacy of the allowance for loan losses;

•	Changes in general economic or business conditions resulting in changes in demand for credit and other services, among other things;

•	Changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	Compliance with laws and regulatory requirements of federal and state agencies;

•	New legislation affecting the financial services industry;

•	Competition from other financial institutions in originating loans and attracting deposits;

•	Our ability to effectively implement technology driven products and services;

•	Sources of liquidity;

•	Changes in costs and expenses; and

•	Our success in managing the risks involved in the foregoing.
Executive Summary
     Total assets increased by $266.7 million, or 4.0%, to $6.930 billion at December 31, 2008 from $6.664 billion at December 31, 2007. This increase is primarily due to strong loan demand throughout the Company’s market area, as net loans receivable increased by $346.3 million, or 7.2%, to $5.142 billion at December 31, 2008 from $4.796 billion at December 31, 2007.
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
     Net income for the year ended December 31, 2008 was $48.2 million, or $0.99 per diluted share, a decrease of $926,000, or 1.9%, from $49.1 million, or $0.99 per diluted share, for the year ended December 31, 2007. This decrease was a result of a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income, all of which are discussed in detail in the following sections.
Critical Accounting Policies and Estimates
     The Company’s critical accounting policies involve accounting estimates that: a) require assumptions about highly uncertain matters, and b) could vary sufficiently to cause a material effect on the Company’s financial condition or results of operations.
     Allowance for Loan Losses. In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using the Company’s historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date. Commercial loans over a certain dollar amount are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans under SFAS 114. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations. The allowance review methodology is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results. Management believes, to the best of their knowledge, that all known losses as of December 31, 2008 have been recorded.
     Valuation of Investment Securities. All of the Company’s investment securities are classified as available for sale and recorded at current fair value on our Consolidated Statement of Financial Condition. Unrealized gains or losses, net of deferred taxes, are reported in other comprehensive income as a separate component of shareholder’s equity. In general, fair value is based upon quoted market prices of identical assets, where available. If quoted prices are not available, fair value is based upon valuation models that use cash flow, security structure and other observable information. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes of similar assets. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.
     The Company conducts a quarterly review and evaluation of our investment securities to determine if any declines in fair value are other than temporary. In making this determination, we consider the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and the delinquency or default rates of underlying collateral. In addition, we consider our ability and intent to hold the investment securities currently in an unrealized loss position until they mature or for a sufficient period of time to allow for a recovery in their fair value. Any valuation decline that we determine to be other than temporary would require us to write down the security to fair value through a charge to earnings. See note 3 to the Company’s audited financial statements for further information.
     During the year ended December 31, 2008, the Company recorded other-than-temporary impairment charges of approximately $16.0 million. The Company recorded charges of $320,000 during the quarter ended March 31, 2008, $1.1 million during the quarter ended June 30, 2008, $10.9 million during the quarter ended September 30, 2008 and $3.7 million during the quarter ended December 31, 2008. The other-than-temporary impairment charges were $5.5 million of Freddie Mac perpetual preferred stock, $600,000 of a single issuer trust preferred security and $9.9 million of pooled trust preferred securities. As of December 31, 2008, the remaining fair value of securities on which other-than-temporary impairment was recorded was $1.8 million.
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
     Deferred Income Taxes. The Company uses the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Using this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates the Company makes in determining our deferred tax assets, which are inherently subjective, are reviewed on an ongoing basis as regulatory and business factors change. A reduction in estimated future taxable income could require the Company to record a valuation allowance. Changes in levels of valuation allowances could result in increased income tax expense, and could negatively affect earnings.
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
     Pension Benefits. Pension costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with U.S. generally accepted accounting principles, actual results that differ from the assumptions are amortized over future periods and, therefore, generally affect recognized expense. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense.
     In determining the present value of future obligations for pension benefits at December 31, 2008, the Company used a discount rate of 6.00%, which is 0.50% lower than the discount rate used at December 31, 2007 of 6.50%. The Company uses the Citigroup Pension Liability Index rate as of the measurement date to determine the discount rate. Effective January 1, 2008, the Company changed the measurement date from October 31 to December 31 concurrent with the Company’s adoption of the measurement provisions of Statement of Financial Accounting Standards No. 158. The Company’s pre-tax pension expense is forecasted to increase from approximately $4.8 million for the year ended December 31, 2008 to approximately $7.9 million for the year ending December 31, 2009.
Financial Condition
     Cash and equivalents. Cash and equivalents decreased by $150.7 million, or 65.3%, to $79.9 million at December 31, 2008 from $230.6 million at December 31, 2007. This decrease was attributable to the Company using cash to fund loan growth and purchase investment securities.
     Marketable securities. Investment securities increased by $5.8 million, or 0.5%, to $1.139 billion at December 31, 2008 from $1.133 billion at December 31, 2007. This increase was the result of the Company investing excess cash in marketable securities in order to earn a higher yield. The Company regularly reviews the investment portfolio for declines in value below amortized cost that might be considered “other than temporary.” During the year the Company recognized other-than-temporary impairment charges of $16.0 million. The other-than-temporary impairment charges were $5.5 million for preferred stock of Freddie Mac, $600,000 for a single issuer trust preferred security with a remaining amortized cost of $1.4 million at December 31, 2008 and $9.9 million for multiple pooled-trust preferred securities with remaining amortized cost of $13.7 million as of December 31, 2008. As of December 31, 2008 and 2007, the Company concluded that the remaining declines associated with the rest of the investment securities were temporary in nature.
     Loans receivable. Net loans receivable increased $346.3 million, or 7.2%, to $5.142 billion at December 31, 2008 from $4.796 billion at December 31, 2007. This increase in loans was primarily attributable to growth in the Company’s consumer and commercial loan portfolios. Consumer home equity loans increased $43.6 million, or 4.4%, commercial real estate loans increased $193.6 million, or 21.4%, and commercial business loans increased $19.7 million, or 5.4%. Geographically, the Company’s loans are predominately in Pennsylvania. Approximately 79.4% of the Company’s loans are in Pennsylvania, 9.1% in New York, 7.3% in Maryland, 1.9% in Florida, 0.8% in Ohio and 1.5% in other states. Of the loans in each geographic area, 1.3% of the Pennsylvania loans are greater than 90 days delinquent, 0.5% of the New York loans are greater than 90 delinquent, 3.0% of the Maryland loans are greater than 90 days delinquent, 20.1% of the Florida loans are greater than 90 days delinquent, 0.7% of the Ohio loans are greater than 90 days delinquent and 14.5% of the other loans are greater than 90 days delinquent.
     Total delinquency 30 days or more past due increased by $67.8 million, or 54.2%, to $192.8 million at December 31, 2008 from $125.0 million at December 31, 2007. The $192.8 million of total delinquency at December 31, 2008 represents 3,492 loans, while the $125.0 million of total delinquency at December 31, 2007 represents 3,587 loans. Delinquency of one- to four-family mortgage and consumer loans increased $18.3 million, or 27.3%, and commercial real estate and commercial business loans increased $49.5 million, or 85.0%. Like most financial institutions, the Company experienced an increase in the amount of delinquency during the past year due to deteriorating economic conditions. The largest increases have occurred in Florida and Maryland where economic activity has slowed the most. However, most of the increase in delinquency is related to several large commercial relationships as the total number of delinquent loans decreased by 95.
     Deposits. Deposits decreased $504.1 million, or 9.1%, to $5.038 billion at December 31, 2008 from $5.542 billion at December 31, 2007. This designed decrease in deposits was attributable to the Company using FHLB advances as a less expensive long-term funding alternative, while allowing rate-sensitive certificates of deposit to mature and be invested elsewhere. The Company allowed $579.2 million of certificate of deposit funds to exit, reducing the related cost of certificates of deposit from 4.58% as of December 31, 2007, to 3.93% as of December 31, 2008. This provided a reduction in certificate of deposit interest expense of $34.3 million during the year ended December 31, 2008.
     Shareholders’ equity. Shareholders’ equity increased by $906,000, or less than 1.0%, to $613.8 million at December 31, 2008 from $612.9 million at December 31, 2007. This increase in shareholders’ equity was primarily attributable to net income of $48.2 million, which was offset by other comprehensive loss of $30.6 million, the payment of dividends of $15.8 million and stock repurchases of $3.3 million.
Results of Operations — Year ended December 31, 2008 compared to year ended December 31, 2007
     Interest income. Interest income decreased by $7.8 million, or 1.9%, on a taxable equivalent basis, to $396.8 million for the year ended December 31, 2008 from $404.6 million for the year ended December 31, 2007. The decrease in interest income was due to a decrease in the average yield on interest-earning assets, which was partially offset by an increase in the average balance of interest-earning assets. The average rate earned on interest-earnings assets decreased by 27 basis points, to 6.18% for the year ended December 31, 2008 from 6.45% for the year ended December 31, 2007. The average balance of interest-earning assets increased by $131.9 million, or 2.1%, to $6.381 billion for the year ended December 31, 2008 from

\

$6.249 billion for the year ended December 31, 2007. An explanation of the growth in interest-earnings assets is discussed in each category below.
     Interest income on loans receivable increased by $11.4 million, or 3.6%, on a taxable equivalent basis, to $328.7 million for the year ended December 31, 2008 from $317.3 million for the year ended December 31, 2007. This increase was attributable to an increase in the average balance of loans receivable, which was partially offset by a decrease in the average yield on loans receivable. The average loans receivable balance increased by $356.0 million, or 7.6%, to $5.017 billion for the year ended December 31, 2008 from $4.661 billion for the year ended December 31, 2007. This increase was attributable to both the Company’s efforts in attracting and maintaining quality consumer and commercial loan relationships as well as continued strong loan demand throughout the Company’s market area. During the year the Company increased commercial loan balances by $213.3 million, or 16.7% and consumer home equity loans by $43.6 million, or 4.4%. The average yield on loans receivable decreased by 28 basis points, to 6.50% for the year ended December 31, 2008, from 6.78% for the year ended December 31, 2007. This decrease is primarily due to the Company’s variable rate loans repricing in a generally lower interest rate environment.
     Interest income on mortgage-backed securities increased $5.3 million, or 18.1%, to $34.7 million for the year ended December 31, 2008 from $29.4 million for the year ended December 31, 2007. This increase was attributable to an increase in the average balance of mortgage-backed securities, which was partially offset by a decrease in the mortgage-backed securities average yield. The average mortgage-backed securities balance increased by $148.2 million, or 25.4%, to $732.3 million for the year ended December 31, 2008 from $584.1 million for the year ended December 31, 2007. The increase in the average balance is primarily the result of the Company investing cash flows during the first six months of the year from calls and maturities in the investment portfolio into mortgage-backed securities, many of which were variable rate, in anticipation of interest rates moving higher. The average yield on mortgage-backed securities decreased by 29 basis points, to 4.74% for the year ended December 31, 2008, from 5.03% for the year ended December 31, 2007. This decrease in yield is primarily the result of the generally low interest rate environment throughout 2008.
     Interest income on investment securities decreased by $18.7 million, or 39.0%, on a taxable equivalent basis, to $29.3 million for the year ended December 31, 2008 from $48.0 million for the year ended December 31, 2007. This decrease was attributable to a decrease in the average balance of investment securities, which was partially offset by an increase in the yield on investment securities. The average investment securities balance decreased by $341.4 million, or 41.6%, to $478.9 million for the year ended December 31, 2008 from $820.3 million for the year ended December 31, 2007. This decrease is primarily from the November 2007 sale of $120.0 million of investment securities as well as the ongoing sale of zero coupon treasury strips throughout 2008. The average yield increased by 26 basis points, to 6.11% for the year ended December 31, 2008, from 5.85% for the year ended December 31, 2007. The increase in the average yield is primarily due the 6.75% taxable equivalent yield on municipal securities comprising a larger percentage of the investment security portfolio.
     Interest expense. Interest expense decreased by $41.7 million, or 19.8%, to $169.3 million for the year ended December 31, 2008 from $211.0 million for the year ended December 31, 2007. This decrease was attributed to a decrease in the interest rate paid on all funding sources, which was partially offset by an increase in the average balance of interest-bearing liabilities. The average rate paid on all deposit accounts decreased during the year ending December 31, 2008 with savings accounts decreasing from 1.38% for the year ended December 31, 2007, to 1.18% for the year ended December 31, 2008, interest-bearing demand deposits decreasing from 1.58% for the year ended December 31, 2007 to 0.88% for the year ended December 31, 2008, money market demand accounts decreasing from 3.69% for the year ended December 31, 2007 to 2.04% for the year ended December 31, 2008 and certificate accounts decreasing from 4.58% for the year ended December 31, 2007 to 3.93% for the year ended December 31, 2008. In addition to the decreases in the rates paid on deposit accounts there was an overall decrease in the average balance of deposit accounts, which decreased by $258.5 million, or 5.0%, to $4.948 billion for the year ended December 31, 2008 from $5.206 billion for the year ended December 31, 2007. The strategic reduction of certificate accounts was offset by an increase in the average balance of borrowed funds, which increased by $337.4 million, or 88.5%, to $718.7 million for the year ended December 31, 2008, from $381.3 million for the year ended December 31, 2007. The average rate paid on borrowed funds also decreased 78 basis points to 3.74% for the year ended December 31, 2008, from 4.52% for the year ended December 31, 2007. Throughout the year, the Company monitored funding alternatives, including borrowings from the FHLB, to extend the maturities on funding sources, while maintaining a low cost of funds.
     Net interest income (including GAAP reconciliation). Net interest income increased $33.9 million, or 17.5%, on a taxable equivalent basis, to $227.5 million for the year ended December 31, 2008 from $193.6 million for the year ended December 31, 2007. This increase was a result of the factors previously discussed, primarily due to the cost of funds decreasing more than the asset yield, contributing to a 47 basis point increase in net interest margin to 3.57% for the year ended December 31, 2008 from 3.10% for the year ended December 31, 2007. The interest earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparisons of yields for all interest-earning assets, we also provide net interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on other taxable investments. This adjustment is not permitted under GAAP in the Consolidated Statements of Income. Net interest income on a GAAP basis was $219.4 million, the taxable-equivalent adjustment was $8.2 million and the net interest income on a taxable equivalent basis was $227.5 million for the year ended December 31, 2008. Net interest income on a GAAP basis was $185.0 million, the taxable-equivalent adjustment was $8.6 million and the net interest income on a taxable equivalent basis was $193.6 million for the year ended December 31, 2007.
     Provision for loan losses. Management analyzes the allowance for loan losses as described in the section “Allowance for Loan Losses.” The provision recorded adjusts this allowance to a level that reflects the loss inherent in the Company’s loan portfolio as of the reporting date. The provision for loan losses increased $14.2 million, or 161.4%, to $22.9 million for the year ended December 31, 2008 from $8.7 million for the year ended December 31, 2007. During the year ended December 31, 2008, the Company made provisions for two large commercial loans located in the Florida region and one large commercial loan located in the Maryland region as well as a decline in the general economic factors used in the formulation of the reserve for loan losses. To the best of management’s knowledge, all known losses as of December 31, 2008 have been recorded.
     Noninterest income. Noninterest income decreased by $4.2 million, or 9.9%, to $38.8 million for the year ended December 31, 2008 from $43.0 million for the year ended December 31, 2007. This decrease in noninterest income was primarily due to an increase in the noncash other-than-temporary impairment of investment securities, which increased by $7.6 million, or 90.3%, to $16.0 million for the year ended December 31, 2008, from $8.4 million for the year ended December 31, 2007 and a noncash impairment of mortgage servicing assets of $2.2 million for the year ended December 31, 2008 compared to a recovery of previous noncash impairment of mortgage servicing assets of $65,000 in the year ended December 31, 2007. Partially offsetting the decreases due to noncash impairments were increases in service charges and fees, which increased by $4.7 million, or 16.9%, to $32.4 million for the year ended December 31, 2008, from $27.8 million for the year ended December 31, 2007 and increases in trust and other financial services income of $495,000, or 8.0%, income from bank owned life insurance of $337,000, or 7.6%, and other operating income of $1.3 million, or 42.0%. Also contributing to the decrease from the prior year were decreases in insurance commission income of $329,000, or 12.2% and mortgage banking income of $913,000, or 57.9%.
     Noninterest expense. Noninterest expense increased by $17.4 million, or 11.4%, to $170.1 million for the year ended December 31, 2008 from $152.7 million for the year ended December 31, 2007. This increase was primarily due to an increase in compensation and employee benefits of $6.9 million, an increase in processing expenses of $3.6 million, an increase in advertising of $1.8 million, an increase in federal deposit insurance premiums of $3.2 million, an increase in the penalty for early repayment of debt of $705,000 and an increase in other expenses of $467,000. The increases in operating expenses were a result of the Company’s continued upgrading of its personnel and systems to build customer loyalty and improve its loan mix.
     Income taxes. Income tax expense decreased $488,000, or 2.8%, to $17.0 million for the year ended December 31, 2008 from $17.5 million for the year ended December 31, 2007. This decrease is due to a decrease in income before income taxes of $1.4 million and a decrease in the effective tax rate from 26.2% to 26.0%. The decrease in the effective tax rate was primarily due to higher percentage of earnings on tax free assets during the current year.
Results of Operations — Year ended December 31, 2007 compared to year ended December 31, 2006
     Interest income. Interest income increased $27.3 million, or 7.2%, on a taxable equivalent basis, to $404.6 million for the year ended December 31, 2007 from $377.3 million for the year ended December 31, 2006. The increase in interest income was due to both an increase in the average balance of interest-earning assets and an increase in the average yield on interest-earning assets. The average balance of interest-earning assets increased $163.9 million, or 2.7%, to $6.249 billion for the year ended December 31, 2007 from $6.085 billion for the year ended December 31, 2006. The average rate earned on interest-earnings assets increased by 25 basis points, to 6.45% for the year ended December 31, 2007 from 6.20% for the year ended December 31, 2006. The growth in average interest-earning assets was primarily attributable to the acquisition of CSB Bank and the increase in average rate was primarily attributable to the continued change in mix of the Company’s loan portfolio with an emphasis on increasing the percentage of consumer and commercial loans while decreasing the percentage of one- to four-family mortgage loans.
     Interest income on loans receivable increased $29.3 million, or 10.2%, on a taxable equivalent basis, to $317.3 million for the year ended December 31, 2007 from $288.0 million for the year ended December 31, 2006. This increase was attributable to increases in both the average balance of loans receivable and the average yield on those loans. The average loans receivable balance increased $265.4 million, or 6.0%, to $4.661 billion for the year ended December 31, 2007 from $4.395 billion for the year ended December 31, 2006. This increase was attributable to both the Company’s efforts in attracting and maintaining quality consumer and commercial loan relationships as well as the acquisition of CSB Bank. During the year ended December 31, 2007 the Company increased commercial loan balances by $336.8 million, or 35.9%, and consumer home equity loans by $105.0 million, or 11.8%. The average yield on loans receivable increased 19 basis points for the year ended December 31, 2007 to 6.78% from 6.59% for the year ended December 31, 2006. This increase was primarily attributable to the significant growth in consumer and commercial loans which generally carry higher rates of interest than residential mortgage loans.
     Interest income on mortgage-backed securities decreased $2.1 million, or 6.8%, to $29.4 million for the year ended December 31, 2007 from $31.5 million for the year ended December 31, 2006. This decrease is primarily attributable to a decrease in the average balance of $76.9 million, or 11.6%, to $584.1 million for the year ended December 31, 2007 from $661.0 million for the year ended December 31, 2006. This decrease was attributable to the Company’s effort to use cash flows from these securities to fund loan growth. The decrease in average balance was partially offset by an increase in the average yield of 26 basis points to 5.03% for the year ended December 31, 2007 from 4.77% for the year ended December 31, 2006 as the yield on floating rate bonds increased over the 18 month period from June 30, 2005 through December 31, 2007 with the general movement of short-term interest rates.
     Interest income on investment securities decreased $1.5 million, or 3.0%, on a taxable equivalent basis, to $48.0 million for the year ended December 31, 2007 from $49.5 million for the year ended December 31, 2006. This decrease was primarily attributable to a decrease in the average balance of $41.1 million, or 4.8%, to $820.3 million for the year ended December 31, 2007 from $861.4 million for the year ended December 31, 2006. This decrease was attributable to the Company’s effort to use cash flows from these securities to fund loan growth. The decrease in average balance was partially offset by an increase in the average yield of 11 basis points to 5.85% for the year ended December 31, 2007 from 5.74% for the year ended December 31, 2006. This increase in average yield is primarily attributable to the Company purchasing securities during the year yielding higher interest rates than those in the existing investment portfolio.
     Interest expense. Interest expense increased $19.9 million, or 10.4%, to $211.0 million for the year ended December 31, 2007 from $191.1 million for the year ended December 31, 2006. This increase was attributed to increases in both the average balance and the average rate paid on deposits. The average balance increased $235.0 million, or 4.7%, to $5.206 billion for the year ended December 31, 2007 from $4.971 billion for the year ended December 31, 2006. This increase was primarily due to the acquisition of CSB Bank, which contributed approximately $82.9 million to the average balance of deposits. The average rate paid on deposits increased 42 basis points to 3.58% for the year ended December 31, 2007 from 3.16% for the year ended December 31, 2006. This increase in the average rate was due to both a general increase in average short-term rates during the year and the change in mix of deposits with an increase in higher cost certificates of deposit and a decrease in low-cost passbook and statement savings accounts. Partially offsetting the increase in the cost of deposits was a decrease in interest expense on trust preferred debentures of $8.4 million, as the Company redeemed approximately $99.0 million of trust preferred securities in December 2006.
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
     Provision for loan losses. Management analyzes the allowance for loan losses as described in the section “Allowance for Loan Losses.” The provision recorded adjusts this allowance to a level that reflects the loss inherent in the Company’s loan portfolio as of the reporting date. The provision for loan losses increased $263,000, or 3.1%, to $8.7 million for the year ended December 31, 2007 from $8.5 million for the year ended December 31, 2006. To the best of management’s knowledge, all known losses as of December 31, 2007 were recorded as of December 31, 2007.

     Noninterest income. Noninterest income decreased $3.0 million, or 6.5%, to $43.0 million for the year ended December 31, 2007 from $46.0 million for the year ended December 31, 2006. This decrease in noninterest income was primarily due to the loss on sale of investment securities in the amount of $1.6 million and a noncash other-than-temporary impairment of Freddie Mac preferred stock of $1.9 million. The decrease was also impacted by a $4.1 million gain on the sale of education loans in the previous year. The negative effect of the prior year gain on sale of education loans and the current year losses on securities were partially offset by increases in service charges and fees of $3.3 million, trust and other financial services income of $902,000, insurance commission income of $155,000 and mortgage banking income of $1.2 million.
     Noninterest expense. Noninterest expense increased $9.0 million, or 6.3%, to $152.7 million for the year ended December 31, 2007 from $143.7 million for the year ended December 31, 2006. This increase was primarily due to an increase in compensation and employee benefits of $5.6 million, an increase in processing expenses of $3.0 million, an increase in premises and occupancy costs of $1.0 million, an increase in advertising of $924,000 and an increase in amortization of intangible assets of $623,000, all of which are partially offset by a decrease in the loss on early extinguishment of debt of $3.1 million. These increases in operating expenses were a result of the Company’s continued expansion of its existing retail office network, both de novo and through the CSB acquisition, as well as the addition of commercial lending and investment management and trust personnel.
     Income taxes. Income tax expense decreased $2.3 million, or 11.8%, to $17.5 million for the year ended December 31, 2007 from $19.8 million for the year ended December 31, 2006. This decrease is due to a decrease in income before income taxes of $4.8 million and a decrease in the effective tax rate from 27.7% to 26.2%. The decrease in the effective tax rate was primarily due to lower state incomes taxes and a higher percentage of earnings on tax free assets during the year.

     Average Balance Sheets. The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Years Ended December 31,
	2008				2007				2006
				Average				Average				Average
	Average			Yield/	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)(2)(3)	$5,016,694		328,687	6.50%	4,660,693		317,321	6.78%	4,395,274		288,037	6.59%
Mortgage-backed securities (5)	732,281		34,694	4.74%	584,053		29,385	5.03%	660,986		31,523	4.77%
Investment securities (4)(5)(6)	478,933		29,250	6.11%	820,337		47,990	5.85%	861,411		49,450	5.74%
FHLB stock (7)	48,167		1,428	2.96%	33,348		2,017	6.05%	34,292		1,692	4.93%
Interest-earning deposits:	104,895		2,756	2.59%	150,665		7,867	5.15%	133,218		6,584	4.87%

Total interest-earnings assets:	$6,380,970		396,815	6.18%	6,249,096		404,580	6.45%	6,085,181		377,286	6.20%
Noninterest-earning assets (8)	488,579				453,922				437,607

Total assets	$6,869,549				6,703,018				6,522,788

Interest-bearing liabilities:
Savings accounts	$778,341		9,159	1.18%	793,172		10,909	1.38%	882,974		12,619	1.43%
Interest-bearing demand accounts	732,097		6,434	0.88%	698,585		11,038	1.58%	663,046		9,396	1.42%
Money market demand accounts	720,713		14,726	2.04%	637,983		23,551	3.69%	574,820		19,446	3.38%
Certificate accounts	2,716,815		106,742	3.93%	3,076,693		141,042	4.58%	2,850,548		115,524	4.05%
Borrowed funds (9)	718,657		26,893	3.74%	381,262		17,225	4.52%	402,789		18,508	4.59%
Junior subordinated deferrable interest debentures	108,287		5,339	4.86%	105,850		7,250	6.76%	203,413		15,616	7.57%

Total interest-bearing liabilities	$5,774,910		169,293	2.93%	5,693,545		211,015	3.71%	5,577,590		191,109	3.43%
Noninterest-bearing liabilities	473,410				409,096				346,016

Total liabilities	6,248,320				6,102,641				5,923,606
Shareholders’ equity	621,229				600,377				599,182

Total liabilities and equity	$6,869,549				6,703,018				6,522,788

Net interest income			$227,522				193,565				186,177

Net interest rate spread (10)				3.25%				2.74%				2.77%

Net interest-earning assets	$606,060				555,551				507,591

Net interest margin (11)				3.57%				3.10%				3.06%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10	x			1.10	x			1.09	x

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(3)	Interest income on tax-free loans is presented on a taxable equivalent basis including adjustments of $1,559, $1,751 and $1,721, respectively.

(4)	Interest income on tax-free investment securities is presented on a taxable equivalent basis including adjustments of $6,597, $6,798 and $6,992, respectively.

(5)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(6)	Average balances include Fannie Mae and Freddie Mac stock.

(7)	The FHLB suspended dividends until further notice during the quarter ended December 31, 2008.

(8)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(9)	Average balances include FHLB advances, securities sold under agreements to repurchase and other borrowings.

(10)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(11)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Years Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase/(Decrease) Due to		Total Increase	Increase/(Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In Thousands)
Interest-earning assets:
Loans receivable	$(12,864)	24,230	$11,366	$10,072	19,212	$29,284
Mortgage-backed securities	(2,149)	7,458	5,309	1,733	(3,871)	(2,138)
Investment securities	2,110	(20,850)	(18,740)	943	(2,403)	(1,460)
FHLB stock	(1,485)	896	(589)	382	(57)	325
Interest-earning deposits:	(3,314)	(1,797)	(5,111)	396	887	1,283

Total interest-earnings assets	$(17,702)	9,937	$(7,765)	$13,526	13,768	$27,294
Interest-bearing liabilities:
Savings accounts	(1,560)	(190)	(1,750)	(451)	(1,259)	(1,710)
Interest-bearing demand accounts	(5,134)	530	(4,604)	1,109	533	1,642
Money market demand accounts	(11,879)	3,054	(8,825)	1,870	2,235	4,105
Certificate accounts	(18,981)	(15,319)	(34,300)	15,752	9,766	25,518
Borrowed funds	(5,575)	15,243	9,668	(302)	(981)	(1,283)
Junior subordinated deferrable interest debentures	(2,078)	167	(1,911)	(1,280)	(7,086)	(8,366)

Total interest-bearing liabilities	$(45,207)	3,485	$(41,722)	$16,698	3,208	$19,906

Net change in net interest income	$27,505	6,452	$33,957	$(3,172)	10,560	$7,388

     Regulatory Capital Requirements. The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, and usually rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings, but excluding accumulated other comprehensive income), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit card relationships.
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
     The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2008, the Bank exceeded its capital requirements.
     A bank which has less than the minimum leverage capital requirement must, within 60 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank will achieve its minimum leverage capital requirement. A bank that fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could be subject to a cease-and-desist order from the FDIC. The FDIC’s regulation also provides that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier I leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.
     The following table summarizes the Bank’s total shareholder’s equity, regulatory capital, total risk-based assets, and leverage and risk-based regulatory ratios at December 31, 2008 and 2007.

	December 31, 2008	December 31, 2007
	(Dollars in Thousands)
Total shareholders’ equity (GAAP capital)	$706,610	714,160
Less: accumulated other comprehensive (income)/ loss	22,017	(931)
Less: nonqualifying intangible assets	(178,758)	(183,396)

Leverage capital	$549,869	529,833
Plus: Tier 2 capital (1)	54,198	41,952

Total risk-based capital	$604,067	571,785

Average total assets for leverage ratio	$6,829,557	6,454,343

Net risk-weighted assets including off-balance sheet items	$4,329,431	4,053,803

Leverage capital ratio	8.05%	8.21%
Minimum requirement (2)	3.00% to 5.00%	3.00% to 5.00%

Risk-based capital ratio	13.95%	14.10%
Minimum requirement	8.00%	8.00%

(1)	Tier 2 capital consists of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC, and 45% of pre-tax net unrealized gains on securities available-for-sale.

(2)	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3.00%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points.
     The Bank is also subject to Pennsylvania Department of Banking (“Department”) capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.
     Liquidity and Capital Resources. The Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy of the Company, to be eligible for liquidity. Liquidity is quantified through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits. Using this formula, the Bank’s liquidity ratio was 14.8% as of December 31, 2008. The Bank adjusts its liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset and liability management objectives.
     In addition to deposits, the Company’s primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits amounted to $24.1 million at December 31, 2008. For additional information about cash flows from the Company’s operating, financing, and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.
     A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.
     Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. At December 31, 2008, the Company had advances of $972.0 million, including $146.0 million of overnight advances, from the FHLB. The Company borrows from the FHLB to reduce interest rate risk and to provide liquidity when necessary.
     At December 31, 2008, the Company’s customers had $273.7 million of unused lines of credit available and $116.3 million in loan commitments. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at December 31, 2008, totaled $1.286 billion. Management believes that a significant portion of such deposits will remain with the Company.
     The major sources of the Company’s cash flows are in the areas of loans, marketable securities, deposits and borrowed funds.
     Deposits are the Company’s primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of management’s control, such as the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as the Company, are also subject to deposit outflows. The Company’s net deposits increased/(decreased) by $(504.1) million, $9.7 million and $54.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates. Funds received from loan maturities and principal payments on loans for the years ended December 31, 2008, 2007 and 2006 were $1.284 billion, $1.235 billion and $1.118 billion, respectively. Loan originations for the years ended December 31, 2008, 2007 and 2006 were $1.885 billion, $1.742 billion and $1.488 billion, respectively. The Company also sells a portion of the loans it originates and the cash flows from such sales for the years ended December 31, 2008, 2007 and 2006 were $212.5 million, $250.3 million and $624.6 million, respectively.
     The Company experiences significant cash flows from its portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature. Cash flow from the repayment of principal and the maturity of marketable securities for the years ended December 31, 2008, 2007 and 2006 were $319.1 million, $333.8 million and $254.2 million, respectively.
     When necessary, the Company utilizes borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net increase/(decrease) of $728.5 million, $(65.8) million and $(23.7) million for the years ended December 31, 2008, 2007 and 2006, respectively.
     Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $15.8 million, $15.7 million and $13.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Dividends waived by Northwest Bancorp, MHC during the years ended December 31, 2008, 2007 and 2006 were $26.9 million, $25.7 million and $21.4 million, respectively. In September 2005, the Company initiated the first of its three common stock repurchase plans. Since that time the Company has used $69.4 million to repurchase a total of 2.7 million shares of its common stock.

     Contractual Obligations. The Company is obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type.

	Payments due
			Three years to
	Less than one	One year to less	less than five	Five years or
	year	than three years	years	greater	Total
	(In Thousands)
Contractual obligations at December 31, 2008

Long-term debt (1)	$285,635	196,532	270,000	315,778	$1,067,945
Junior subordinated debentures (2)	—	—	—	108,254	108,254
Operating leases (3)	4,280	6,931	4,366	10,310	25,887

Total	$289,915	203,463	274,366	434,342	$1,202,086

(1)	See Note 11, Borrowed funds, of the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 22, Junior Subordinated Debentures/Trust-Preferred Securities, of the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 8, Premises and Equipment, of the Notes to Consolidated Financial Statements for additional information.
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
     The Company’s policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of its interest-earning assets. The Company (i) purchases adjustable-rate investment securities and mortgage-backed securities which at December 31, 2008 totaled $393.5 million; and (ii) originates adjustable-rate mortgage loans, adjustable-rate consumer loans, and adjustable-rate commercial loans, which at December 31, 2008, totaled $1.147 billion or 22.0% of the Company’s total loan portfolio. Of the Company’s $6.365 billion of interest-earning assets at December 31, 2008, $1.732 billion, or 27.2%, consisted of assets with adjustable rates of interest. When market conditions are favorable, the Company also attempts to reduce interest rate risk by lengthening the maturities of its interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer-term certificates of deposit.
     At December 31, 2008, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $263.2 million, representing a cumulative negative one-year gap ratio of 3.80%. The Company has an Asset/Liability Committee with members consisting of various individuals from Senior Management. This committee meets monthly in an effort to effectively manage the Company’s balance sheet and to monitor activity and set pricing. The Company also has a Risk Management Committee comprised of certain members of the Board of Directors, which among other things, is responsible for reviewing the Company’s level of interest rate risk. The Committee meets quarterly and, as part of their risk management assessment, reviews interest rate risks and trends, the Company’s interest sensitivity position and the liquidity and market value of the Company’s investment portfolio.

     The following table sets forth, on an amortized cost basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of the term of repricing or the contractual term of the asset or liability. Management believes that these assumptions approximate the standards used in the savings industry and considers them appropriate and reasonable. For information regarding the contractual maturities of the Company’s loans, investments and deposits, see “Business of the Company—Lending Activities,” “—Investment Activities” and “—Sources of Funds.”

	Amounts Maturing or Repricing
	Within	1-3	3-5	5-10	10-20	Over 20
	1 Year	Years	Years	Years	Years	Years	Total
	(Dollars in Thousands)
Rate-sensitive assets:
Interest-earning deposits	$24,107	—	—	—	—	—	$24,107
Mortgage-backed securities:
Fixed-rate	73,941	82,377	43,044	51,217	—	—	250,579
Variable-rate	389,569	51,828	53,663	—	—	—	495,060
Investment securities	97,585	83,178	26,499	186,269	—	—	393,531
Real estate loans:
Adjustable-rate	71,984	1,816	—	—	—	—	73,800
Fixed-rate	308,773	530,322	450,161	738,575	367,248	—	2,395,079
Home equity lines of credit	163,659	—	—	—	—	—	163,659
Education loans	38,152	—	—	—	—	—	38,152
Other consumer loans	406,776	440,582	205,651	50,950	—	—	1,103,959
Commercial loans	819,855	433,020	172,320	2,018	—	—	1,427,213

Total rate-sensitive assets	2,394,401	1,623,123	951,338	1,029,029	367,248	—	6,365,139

Rate-sensitive liabilities:
Fixed maturity deposits	1,285,695	829,776	327,358	14,367	264	—	2,457,460
Money market deposit accounts	685,642	—	—	—	19,959	—	705,601
Savings accounts	209,000	322,000	—	—	244,019	—	775,019
Checking accounts	187,000	254,000	—	—	—	659,131	1,100,131
FHLB advances	189,708	196,532	270,000	315,778	—	—	972,018
Other borrowings	92,319	778	1,978	852	—	—	95,927
Trust preferred securities	8,249	—	25,001	75,004	—	—	108,254

Total rate-sensitive liabilities	2,657,613	1,603,086	624,337	406,001	264,242	659,131	6,214,410

Interest sensitivity gap per period	$(263,212)	20,037	327,001	623,028	103,006	(659,131)	$150,729

Cumulative interest sensitivity gap	$(263,212)	(243,175)	83,826	706,854	809,860	150,729	$150,729

Cumulative interest sensitivity gap as a percentage of total assets	(3.80)%	(3.51)%	1.21%	10.20%	11.69%	2.17%	2.17%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	90.10%	94.29%	101.72%	113.36%	114.58%	102.43%	102.43%
     When assessing the interest rate sensitivity of the Company, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates. In preparing the table above, it has been assumed market rates will remain constant at current levels and as a result, the Company’s loans will be affected as follows: (i) adjustable-rate mortgage loans will prepay at an annual rate of 5% to 10%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 7% to 10%; (iii) commercial loans will prepay at an annual rate of 8% to 12%; (iv) consumer loans held by the Bank will prepay at an annual rate of 20%; and (v) consumer loans held by Northwest Consumer will prepay at an annual rate of 60% to 65%. In regards to the Company’s deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) money market accounts will gradually reprice over the next five years; and (iii) savings accounts and checking accounts will reprice either when the rates on such accounts reprice as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates. For purposes of this analysis, management has estimated, based on historical trends, that $187.0 million of the Company’s checking accounts and $209.0 million of the Company’s savings accounts are interest sensitive and may reprice in one year or less, and that the remainder may reprice over longer time periods.
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
     The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income, return on average equity, diluted earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at December 31, 2008 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from the December 31, 2008 levels.

	Movements in interest rates from
	December 31, 2008 rates
	Increase		Decrease
	1%	2%	1%	2%
Simulated impact over the next 12 months compared with December 31, 2008:
Percentage increase/(decrease) in net income	2.3%	(1.2)%	5.2%	5.7%
Increase/(decrease) in return on average equity	0.2%	(0.1)%	0.5%	0.6%
Increase/(decrease) in diluted earnings per share	$0.03	($0.02)	$0.07	$0.08
Percentage increase/(decrease) in market value of equity	(9.6)%	(17.9)%	(2.3)%	(7.1)%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control — Integrated Framework. Based on such assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based upon those criteria.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and has issued a report with respect to the effectiveness of the Company’s internal control over financial reporting.

/s/ William J. Wagner	/s/ William W. Harvey, Jr.
William J. Wagner	William W. Harvey, Jr.
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
The Board of Directors and Shareholders
Northwest Bancorp, Inc.:
We have audited Northwest Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Northwest Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 4, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 4, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Northwest Bancorp, Inc.:
We have audited the accompanying consolidated statements of financial condition of Northwest Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period then ended in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company adopted a new framework for measuring fair value effective January 1, 2008, in accordance with FASB No. 157, Fair Value Measurements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northwest Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 4, 2009

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Amounts in thousands, excluding share data)

	December 31
	2008	2007
Assets

Cash and cash equivalents	$55,815	75,905
Interest-earning deposits in other financial institutions	16,795	153,160
Federal funds sold and other short-term investments	7,312	1,551
Marketable securities available-for-sale (amortized cost of $1,144,435 and $1,123,526)	1,139,170	1,133,367
Loans receivable, net of allowance for loan losses of $54,929 and $41,784	5,141,892	4,795,622
Accrued interest receivable	27,252	27,084
Real estate owned, net	16,844	8,667
Federal Home Loan Bank stock, at cost	63,143	31,304
Premises and equipment, net	115,842	110,894
Bank owned life insurance	123,479	118,682
Goodwill	171,363	171,614
Other intangible assets	7,395	11,782
Mortgage servicing rights	6,280	8,955
Other assets	37,659	14,929

Total assets	$6,930,241	6,663,516

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$5,038,211	5,542,334
Borrowed funds	1,067,945	339,115
Advances by borrowers for taxes and insurance	26,190	24,159
Accrued interest payable	5,194	4,356
Other liabilities	70,663	32,354
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	108,254	108,320

Total liabilities	6,316,457	6,050,638
Shareholders’ equity:
Preferred stock, $0.10 par value. 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.10 par value. 500,000,000 shares authorized; shares issued 51,244,974 and 51,191,109, respectively	5,124	5,119
Paid-in capital	218,332	214,606
Retained earnings, substantially restricted	490,326	458,425
Accumulated other comprehensive (loss)/ income, net	(30,575)	816
Treasury stock of 2,742,800 and 2,610,800 shares, respectively, at cost	(69,423)	(66,088)

Total shareholders’ equity	613,784	612,878

Total liabilities and shareholders’ equity	$6,930,241	6,663,516

See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Amounts in thousands, excluding share data)

	Years ended December 31,
	2008	2007	2006
Interest income:
Loans receivable	$327,128	315,570	286,316
Mortgage-backed securities	34,694	29,385	31,523
Taxable investment securities	11,828	30,583	31,164
Tax-free investment securities	12,253	12,626	12,986
Interest-earning deposits	2,756	7,867	6,584

Total interest income	388,659	396,031	368,573

Interest expense:
Deposits	137,061	186,540	156,985
Borrowed funds	32,232	24,475	34,124

Total interest expense	169,293	211,015	191,109

Net interest income	219,366	185,016	177,464
Provision for loan losses	22,851	8,743	8,480

Net interest income after provision for loan losses	196,515	176,273	168,984

Noninterest income:
Service charges and fees	32,432	27,754	24,459
Trust and other financial services income	6,718	6,223	5,321
Insurance commission income	2,376	2,705	2,550
Gain on sale of marketable securities, net	6,037	4,958	368
Other-than-temporary impairment of investments	(16,004)	(8,412)	—
Gain on sale of loans, net	—	728	4,832
(Loss)/ gain on sale of real estate owned, net	(428)	(83)	735
Income from bank owned life insurance	4,797	4,460	4,344
Mortgage banking income	665	1,578	684
Non-cash (impairment)/ recovery of mortgage servicing asset	(2,165)	65	(205)
Other operating income	4,324	3,046	2,938

Total noninterest income	38,752	43,022	46,026

Noninterest expense:
Compensation and employee benefits	91,129	84,217	78,611
Premises and occupancy costs	21,924	21,375	20,368
Office operations	13,237	12,788	12,411
Processing expenses	18,652	15,019	12,051
Professional services	2,582	2,778	2,877
Amortization of intangible assets	4,387	4,499	3,876
Advertising	5,500	3,742	2,818
Federal deposit insurance premiums	3,884	663	685
Loss on early extinguishment of debt	705	—	3,124
Other expenses	8,128	7,661	6,861

Total noninterest expense	170,128	152,742	143,682

Income before income taxes	65,139	66,553	71,328

Provision for income taxes:
Federal	14,739	15,597	16,840
State	2,229	1,859	2,952

Total provision for income taxes	16,968	17,456	19,792

Net income	$48,171	49,097	51,536

Basic earnings per share	$1.00	1.00	1.03

Diluted earnings per share	$0.99	0.99	1.03

See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2008, 2007 and 2006

(Amounts in thousands, excluding share data)

				Accumulated
				other		Total
	Common	Paid-in	Retained	comprehensive	Treasury	shareholders’
	stock	capital	earnings	income (loss), net	stock	equity
Balance at December 31, 2005	$5,108	208,132	389,985	(384)	(17,183)	$585,658
Comprehensive income:
Net income	—	—	51,536	—	—	51,536
Other comprehensive loss, net of tax	—	—	—	(859)	—	(859)

Total comprehensive income	—	—	51,536	(859)	—	50,677
Treasury stock repurchases	—	—	—	—	(8,080)	(8,080)
Prior period adjustments — adoption of SAB 108	—	—	(2,770)	—	—	(2,770)
Exercise of stock options	6	867	—	—	—	873
Stock compensation	—	2,296	—	—	—	2,296
Adjustment for adoption of SFAS No. 158	—	—	—	(10,366)	—	(10,366)
Dividends paid ($0.70 per share)	—	—	(13,727)	—	—	(13,727)

Balance at December 31, 2006	5,114	211,295	425,024	(11,609)	(25,263)	604,561
Comprehensive income:
Net income	—	—	49,097	—	—	49,097
Other comprehensive income, net of tax	—	—	—	12,425	—	12,425

Total comprehensive income	—	—	49,097	12,425	—	61,522
Treasury stock repurchases	—	—	—	—	(40,825)	(40,825)
Exercise of stock options	5	857	—	—	—	862
Stock compensation	—	2,454	—	—	—	2,454
Dividends paid ($0.84 per share)	—	—	(15,696)	—	—	(15,696)

Balance at December 31, 2007	5,119	214,606	458,425	816	(66,088)	612,878
Effect of changing pension plan measurement date pursuant to SFAS No. 158, net of tax of $(319) and $361, respectively	—	—	(499)	572	—	73

Beginning balance as adjusted	5,119	214,606	457,926	1,388	(66,088)	612,951
Comprehensive income:
Net income	—	—	48,171	—	—	48,171
Other comprehensive loss, net of tax	—	—	—	(31,963)	—	(31,963)

Total comprehensive income	—	—	48,171	(31,963)	—	16,208
Treasury stock repurchases	—	—	—	—	(3,335)	(3,335)
Exercise of stock options	5	995	—	—	—	1,000
Stock compensation	—	2,731	—	—	—	2,731
Dividends paid ($0.88 per share)	—	—	(15,771)	—	—	(15,771)

Balance at December 31, 2008	$5,124	218,332	490,326	(30,575)	(69,423)	$613,784

See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years ended December 31,
	2008	2007	2006
Operating activities:
Net income	$48,171	49,097	51,536
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,851	8,743	8,480
Net gain on sales of assets	(3,468)	(4,638)	(4,550)
Loss on early extinguishment of debt	—	—	3,124
Net depreciation, amortization, and accretion	16,222	14,572	10,828
Increase in other assets	(2,007)	(11,119)	(10,945)
Increase in other liabilities	3,997	3,799	5,353
Net amortization of discounts/premiums on marketable securities	(6,382)	(4,396)	(1,334)
Noncash compensation expense related to stock benefit plans	2,731	2,454	2,296
Noncash other-than-temporary impairment of investment securities	16,004	8,412	—
Noncash impairment/(recovery) of mortgage servicing rights	2,165	(65)	205
Deferred income tax expense/ (benefit)	(6,480)	(750)	8,775
Origination of loans held for sale	(234,973)	(252,810)	(153,354)
Proceeds from loan sales	212,535	250,295	143,340

Net cash provided by operating activities	71,366	63,594	63,754
Investing activities:
Purchase of marketable securities held-to-maturity	—	—	(201,912)
Purchase of marketable securities available-for-sale	(457,776)	(49,102)	(280,459)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	—	151,374	115,550
Proceeds from maturities and principal reductions of marketable securities available-for-sale	319,051	182,454	138,640
Proceeds from sales of marketable securities available-for-sale	113,484	105,361	5,333
Proceeds from sales of marketable securities held-to-maturity	—	15,652	—
Loan originations	(1,649,652)	(1,489,646)	(1,334,596)
Proceeds from loan maturities and principal reductions	1,283,980	1,234,511	1,118,372
Proceeds from sale of portfolio loans	—	—	481,301
Redemption/(purchase) of Federal Home Loan Bank stock	(31,839)	3,715	(979)
Proceeds from sale of real estate owned	7,176	5,316	6,771
Sale/(purchase) of real estate owned for investment	155	(101)	66
Purchase of premises and equipment	(15,655)	(11,411)	(13,071)
Acquisitions, net of cash received	—	(25,150)	(2,605)

Net cash (used in)/ provided by investing activities	(431,076)	122,973	32,411

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years ended December 31,
	2008	2007	2006
Financing activities:
(Decrease)/ increase in deposits, net	$(504,123)	9,737	54,948
Proceeds from long-term borrowings	645,000	—	—
Repayments of long-term borrowings	(84,270)	(75,180)	(47,759)
Net increase in short-term borrowings	168,484	9,342	24,025
Increase/ (decrease) in advances by borrowers for taxes and insurance	2,031	1,476	(2,142)
Treasury stock repurchases	(3,335)	(40,825)	(8,080)
Repayment of junior subordinated debentures	—	—	(102,062)
Cash dividends paid	(15,771)	(15,696)	(13,727)
Proceeds from options exercised, including tax benefit realized	1,000	862	873

Net cash provided by/ (used in) financing activities	209,016	(110,284)	(93,924)

Net (decrease)/ increase in cash and cash equivalents	$(150,694)	76,283	2,241

Cash and cash equivalents at beginning of period	$230,616	154,333	152,092
Net (decrease)/ increase in cash and cash equivalents	(150,694)	76,283	2,241

Cash and cash equivalents at end of period	$79,922	230,616	154,333

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $129,275, $160,291 and $136,319, respectively)	$168,455	210,697	191,458
Income taxes	22,541	16,684	6,940
Noncash activities:
Business acquisitions:
Fair value of assets acquired	$—	211,846	86,673
Net cash paid	—	(25,150)	(2,605)

Liabilities assumed	$—	186,696	84,068

Loan foreclosures and repossessions	$15,780	6,975	7,817
Loans transferred to held for investment from loans held for sale	24,827	—	—
Sale of real estate owned financed by the Company	614	1,013	768
See accompanying notes to consolidated financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
(1)	Summary of Significant Accounting Policies
(a)	Nature of Operations

The Northwest group of companies is organized in a two-tier holding company structure. Northwest Bancorp, MHC (MHC) is a federal mutual holding company and, at December 31, 2008 and 2007, owned approximately 63% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the Company). Annually, the MHC applies for and, for the past three years, has received approval from the Office of Thrift Supervision to waive its right to receive dividends from the Company. Dividends waived by MHC during the years ended December 31, 2008, 2007, and 2006 were $26,872,000, $25,651,000, and $21,376,000, respectively.

Northwest Bancorp, Inc., which is headquartered in Warren, Pennsylvania, is a federal savings and loan holding company for its wholly owned subsidiary, Northwest Savings Bank (Northwest). Northwest offers traditional deposit and loan products through its 167 banking locations in Pennsylvania, New York, Ohio, Maryland, and Florida. Northwest, through its subsidiary Northwest Consumer Discount Company, also offers loan products through 49 consumer finance offices in Pennsylvania.

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

The Company classifies marketable securities at the time of purchase as available-for-sale, or trading securities. If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as accumulated other comprehensive income, a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. The cost of securities sold is determined on a specific identification basis. The Company held no securities classified as trading at or for the years ended December 31, 2008 and 2007.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be considered “other than temporary.” If a decline in value is considered other than temporary, an impairment charge is recorded in the income statement.

Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold stock of its district FHLB according to a predetermined formula. This stock is recorded at cost and may be pledged to secure FHLB advances.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
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

The Company has identified certain residential loans which will be sold prior to maturity. These loans are recorded at the lower of amortized cost or fair value and at December 31, 2008 and 2007 were $18,738,000 and $28,412,000, respectively.

Loan fees and certain direct loan origination costs are deferred, and the net deferred fee or cost is then recognized using the level-yield method over the contractual life of the loan as an adjustment to interest income.

(f)	Allowance for Loan Losses and Provision for Loan Losses

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
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
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

The Company engages an independent third party expert to analyze and prepare a core deposit study for all acquisitions. This study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. Based upon this analysis, the amount of the premium related to the core deposits of the business purchased is calculated along with the estimated life of the acquired deposits. The core deposit intangible, which is recorded in other intangible assets, is then amortized to expense on an accelerated basis over an approximate life of seven years.

(k)	Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees and directors. The policies were purchased to help offset the increase in the costs of various fringe benefit plans including healthcare as well as the directors deferred compensation plan. The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and any increases in the cash surrender value are recorded as noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, after distribution to the insured’s beneficiaries the Company would receive a death benefit, which would be recorded as noninterest income.

(l)	Deposits

Interest on deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the accounts.

(m)	Pension Plans

The Company has noncontributory defined benefit pension plans. The net periodic pension cost has been calculated in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions. In conjunction with the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the Company changed its measurement date to December 31 from October 31 for its defined benefit pension plans effective December 31, 2008.

(n)	Income Taxes

The Company joins with its wholly owned subsidiaries in filing a consolidated federal income tax return.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
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

The Company accounts for its stock-based compensation plans under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2005), Share-Based Payments (“SFAS 123(r)”). The Black-Scholes-Merton option-pricing model was used to determine the fair value of each option award, estimated on the grant date. During the year ended December 31, 2008 the Company awarded 393,777 stock options to employees and 24,000 stock options to directors. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the grant date and options generally vest over a five-year to seven-year period from the grant date. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options is based upon previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options. New shares are issued when options granted from the 1995, 2000 and 2005 Stock Options Plans are exercised and treasury shares will be issued when options granted from the 2008 Stock Option Plan are exercised.

Stock-based employee compensation expense related to the Company’s recognition and retention plan of $1,092,000, $1,251,000 and $1,176,000 was included in income before income taxes during the years ended December 31, 2008, 2007 and 2006, respectively. The effect on net income for the years ended December 31, 2008, 2007 and 2006 was a reduction of $710,000, $813,000 and $765,000, respectively. The Company will recognize the remaining expense of $1,124,000 over the next three years. Total compensation expense for unvested stock options of $1,455,000 has yet to be recognized as of December 31, 2008. The weighted average period over which this remaining stock option expense will be recognized is approximately 2.25 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: (1) dividend yields ranging from 1.6% to 3.9% based on historical dividends and market prices; (2) expected volatility of 17% to 33% based on historical volatility; (3) risk-free interest rates ranging from 2.8% to 6.5%; and (4) expected lives of seven to eight years based on previous grants.

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

(q)	Derivative financial instruments – interest rate swaps

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Pursuant to SFAS 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to use hedge accounting is required, at inception, to establish the method it will use for assessing the effectiveness of hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the Company’s approach to managing risk.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
The Company utilizes interest rate swap agreements as part of the management of interest rate risk to hedge the interest rate risk on the Company’s Trust Preferred Debentures. Amounts receivable or payable are recognized as accrued under the terms of the agreements and the differential is recorded as an adjustment to interest expense. The interest rate swaps are designated as cash flow hedges, with the effective portion of the derivative’s unrealized gain or loss is recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. See note 22 for related disclosures.

(r)	Off-Balance-Sheet Instruments

In the normal course of business, the Company extends credit in the form of loan commitments, undisbursed lines of credit, and standby letters of credit. These off-balance-sheet instruments involve, to various degrees, elements of credit and interest rate risk not reported in the consolidated statement of financial condition.

(s)	Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The estimates and assumptions that we deem important to our financial statements relate to the allowance for loan losses, the accounting treatment and valuation of our investment securities portfolio, the analysis of the carrying value of goodwill and income taxes. These estimates and assumptions are based on management’s best estimates and judgment and we evaluate them using historical experience and other factors, including the current economic environment. We adjust our estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and current economic conditions have increased the uncertainty inherent in our estimates and assumptions. As future events cannot be determined, actual results could differ significantly from our estimates.

(t)	Reclassification of Prior Years’ Statements

Certain items previously reported have been reclassified to conform with the current year’s reporting format.
(2)	Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS 141R applies to all business entities, including mutual entities that previously used the pooling-of-interest method of accounting for some business combinations. The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired and the liabilities assumed, recognizes and measures the goodwill acquired, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effect of the business combination. SFAS 141R does not apply to the acquisition of an asset or a group of assets that does not constitute a business or a combination between entities under common control. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 became effective January 1, 2008. The Company has not elected to value any assets or liabilities (not otherwise measured at fair value) under SFAS 159. The Company continues to evaluate the impact of SFAS 159 should we elect fair value measurement for any asset or liability purchased or assumed in the future.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). The Company adopted the measurement date change provision of SFAS 158 effective January 1, 2008. The measurement date change did not have a material impact on the financial condition or operations of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the Company and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. SFAS 157 also creates a three-level hierarchy under which individual fair value estimates are ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective for years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for non-recurring, non-financial instruments to fiscal years beginning after November 15, 2008. The Company has elected to apply this deferral to all nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis. Additionally, on October 10, 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company adopted SFAS 157, January 1, 2008. See footnote 16 for further information.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment to FASB Statement No. 133) (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and related Interpretations, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains and losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk and a company’s strategies and objectives for using derivative financial instruments. SFAS 161 also requires entities to disclose information that would enable users of its financial statements to understand the volume of its derivative activity. SFAS will be effective for the Company beginning January 1, 2009. The adoption of this standard will not have a material impact on the financial condition or operations of the Company.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
In January 2009, the FASB issued FASB Staff Position (“FSP”) No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. Effective for interim and annual reporting periods ending after December 15, 2008, FSP EITF 99-20-1 amended EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve a more consistent evaluation of whether there is other-than-temporary impairment for the debt securities under the scope of EITF 99-20 and the debt securities not within the scope of EITF 99-20 that would fall under the scope of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FSP EITF 99-20-1 did not have a material impact of the financial condition or operations of the Company.
(3)	Marketable Securities

Marketable securities at December 31, 2008 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Available-for-sale:
U.S. government and agencies:
Due in one year or less	$91	—	(3)	88
Government sponsored enterprises:
Due in one year or less	2,985	50	—	3,035
Due in one year – five years	2,962	208	—	3,170
Due in five years – ten years	30,352	2,066	—	32,418
Due after ten years	61,494	8,712	(9)	70,197
Equity securities	954	160	—	1,114
Municipal securities:
Due in one year – five years	460	1	—	461
Due in five years – ten years	43,160	822	(86)	43,896
Due after ten years	224,996	2,707	(4,512)	223,191
Corporate debt issues:
Due after ten years	25,165	214	(9,418)	15,961
Mortgage-backed securities:
Fixed rate pass-through	186,659	6,447	(7)	193,099
Variable rate pass-through	276,121	3,136	(2,074)	277,183
Fixed rate CMO	60,119	445	(3,084)	57,480
Variable rate CMO	228,917	48	(11,088)	217,877

Total mortgage- backed securities	751,816	10,076	(16,253)	745,639

Total securities available-for-sale	$1,144,435	25,016	(30,281)	1,139,170

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
Marketable securities at December 31, 2007 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Market
	cost	gains	losses	value
Available-for-sale:
U.S. government and agencies:
Due in one year or less	$368	—	(3)	365
Government sponsored enterprises:
Due in one year or less	6,959	35	—	6,994
Due in one year – five years	42,352	259	—	42,611
Due in five years – ten years	56,406	194	(50)	56,550
Due after ten years	180,274	5,945	(193)	186,026
Equity securities	6,478	401	—	6,879
Municipal securities:
Due in one year – five years	816	1	—	817
Due in five years – ten years	33,217	388	(63)	33,542
Due after ten years	228,862	4,019	(120)	232,761
Corporate debt issues:
Due after ten years	37,225	546	(2,696)	35,075
Mortgage-backed securities:
Fixed rate pass-through	73,284	998	(290)	73,992
Variable rate pass-through	306,885	2,263	(494)	309,054
Fixed rate CMO	73,514	248	(1,969)	71,793
Variable rate CMO	76,886	416	(394)	76,908

Total mortgage- backed securities	530,569	4,325	(3,147)	531,747

Total securities available-for-sale	$1,123,526	16,113	(6,272)	1,133,367

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
The following table presents information regarding the issuers and the carrying value of the Company’s mortgage-backed securities:

	December 31
	2008	2007
Mortgage-backed securities:
FNMA	$288,082	165,391
GNMA	99,354	88,428
FHLMC	320,297	229,960
Other (nonagency)	37,906	47,968

Total mortgage-backed securities	$745,639	531,747

Marketable securities having a carrying value of $388,599,000 at December 31, 2008 were pledged under collateral agreements. During the years ended December 31, 2008, 2007 and 2006 the Company sold marketable securities classified as available-for-sale for $113,484,000, $105,361,000 and $5,333,000, respectively. The gross realized gains on these sales were $6,037,000, $7,397,000 and $368,000, respectively. The gross realized losses on the sales for the years ended December 31, 2008, 2007 and 2006 were $0, $2,439,000 and $0, respectively. During 2007, due to deterioration in the credit markets, the Company sold the majority of its non-agency corporate debt portfolio. Included therein was $15,277,000 of securities classified as held-to-maturity. The held-to-maturity securities were sold for a net gain of $375,000. In conjunction with the sale of held-to-maturity securities, the Company was required under generally accepted accounting principles to transfer the remaining held-to-maturity portfolio of $649,658,000 to available-for-sale. At the time of transfer, the transferred securities had an unrealized gain of $4,690,000. During the years ended December 31, 2008 and 2007 the Company recognized noncash other-than-temporary impairment in its investment portfolio resulting in write-downs of $16,004,000 and $8,412,000, respectively.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2008:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
U.S. government and agencies	$—	—	1,094	(12)	$1,094	(12)
Municipal securities	109,255	(4,598)	—	—	109,255	(4,598)
Corporate issues	8,618	(7,055)	2,573	(2,363)	11,191	(9,418)
Mortgage-backed securities	285,087	(11,625)	80,104	(4,628)	365,191	(16,253)

Total temporarily impaired securities	$402,960	(23,278)	83,771	(7,003)	$486,731	(30,281)

Percentage of total	83%		17%		100%

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

The decline in the fair value of securities primarily resulted from changes in the levels of interest rates and the illiquidity in the marketplace. Regularly, the Company performs an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired other-than-temporarily. The assessment considers many factors including the severity and duration of the impairment; the Company’s intent and ability to hold the security for a period of time sufficient for recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings, underlying collateral position and recent downgrades. For asset backed securities, the Company evaluates current characteristics of each security such as delinquency and foreclosure levels, credit enhancement and projected losses and coverage. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would be, but are not limited to; deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity. Securities on which there is an unrealized loss that is deemed to the other than temporary are written down to fair value with the write-down recorded separately in the income statement. The Company has the ability and intent to hold these securities until the market value recovers or maturity and the Company believes the collection of the contractual principal and interest is probable. For these reasons, the Company considers the unrealized losses to be temporary impairment losses. There are approximately 355 positions that are temporarily impaired at December 31, 2008. The aggregate carrying amount of cost-method investments at December 31, 2008 was $1,139,170,000 of which all were evaluated for impairment.

(4)	Loans Receivable

Loans receivable at December 31, 2008 and 2007 are summarized in the table below:

	December 31
	2008	2007
Real estate loans:
One-to-four family	$2,492,940	2,430,117
Home equity	1,035,954	992,335
Multi-family and commercial	1,100,218	906,594

Total real estate loans	4,629,112	4,329,046

Consumer loans:
Automobile	102,267	125,298
Education	38,152	14,551
Loans on savings accounts	11,191	10,563
Other	115,913	117,831

Total consumer loans	267,523	268,243

Commercial loans	387,145	367,459

Total loans receivable, gross	5,283,780	4,964,748

Deferred loan fees	(5,041)	(4,179)
Allowance for loan losses	(54,929)	(41,784)
Undisbursed loan proceeds (real estate loans)	(81,918)	(123,163)

Toal Loans receivable, net	$5,141,892	4,795,622

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
At December 31, 2008 and 2007, the Company serviced loans for others approximating $1,099,949,000, and $998,285,000 respectively. These loans serviced for others are not assets of the Company and are excluded from the Company’s financial statements.
At December 31, 2008 and 2007, approximately 79% and 77%, respectively, of the Company’s loan portfolio was secured by properties located in Pennsylvania. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.
Loans receivable at December 31, 2008 and 2007 include $1,300,990,000 and $1,042,691,000 of adjustable rate loans and $3,982,790,000 and $3,922,057,000, respectively, of fixed rate loans.
The Company’s exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. The Company uses the same credit policies in making commitments for off-balance-sheet financial instruments as it does for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2008 and 2007 are presented in the following table:

	December 31
	2008	2007
Loan commitments	$116,330	69,851
Undisbursed lines of credit	273,670	328,373
Standby letters of credit	15,821	14,955

	$405,821	413,179

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
Outstanding loan commitments at December 31, 2008, for fixed rate loans, are $56,442,000. The interest rates on these commitments approximate market rates at December 31, 2008. Outstanding loan commitments at December 31, 2008 for adjustable rate loans are $59,888,000. The fair value of these commitments are affected by fluctuations in market rates of interest.
The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit is $15,821,000, of which $12,278,000 is fully collateralized. A liability (which represents deferred income) of $162,000 and $104,000 has been recognized by the Company for the obligations as of December 31, 2008 and 2007, respectively, and there are no recourse provisions that would enable the Company to recover any amounts from third parties.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
The Company automatically places loans on nonaccrual status when they become more than 90 days contractually delinquent or when the paying capacity of the obligor becomes inadequate to meet the requirements of the contract. When a loan is placed on nonaccrual, all previously accrued and uncollected interest is reversed against current period interest income. Nonaccrual loans at December 31, 2008, 2007 and 2006 were $99,203,000, $49,610,000, and $40,525,000, respectively.

A loan is considered to be impaired, as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of the three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at December 31, 2008, 2007 and 2006 were $99,203,000, $49,610,000 and $40,525,000, respectively. Average impaired loans during the years ended December 31, 2008, 2007 and 2006 were $72,434,000, $41,179,000 and $41,625,000, respectively.

There were no commitments to lend additional funds to debtors on nonaccrual status.

(5)	Accrued Interest Receivable

Accrued interest receivable as of December 31, 2008 and 2007 is presented in the following table:

	December 31
	2008	2007
Investment securities	$3,672	5,455
Mortgage-backed securities	2,997	2,818
Loans receivable	20,583	18,811

	$27,252	27,084

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
(6)	Allowance for Loan Losses

Changes in the allowance for losses on loans receivable for the years ended December 31, 2008, 2007 and 2006 are presented in the following table:

	Years ended December 31,
	2008	2007	2006
Balance, beginning of year	$41,784	37,655	33,411
Provision	22,851	8,743	8,480
Charge-offs	(11,610)	(8,190)	(7,617)
Acquisitions	—	2,119	1,982
Recoveries	1,904	1,457	1,399

Balance, end of year	$54,929	41,784	37,655

While management uses available information to provide for losses, future additions to the allowance may be necessary based on changes in economic conditions. Current economic conditions have increased the uncertainty inherent in our estimates and assumptions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

(7)	Federal Home Loan Bank Stock

The Company’s banking subsidiary is a member of the Federal Home Loan Bank system. As a member, Northwest maintains an investment in the capital stock of the FHLB, at cost, in an amount not less than 4.75% of borrowings outstanding plus 0.75% of unused FHLB borrowing capacity. During the quarter ended December 31, 2008, the FHLB suspended paying dividends on its capital stock. Recent published reports indicate that the FHLB may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of the FHLB could be substantially diminished or reduced to zero. Consequently, there is a risk that our investment in the FHLB common stock could be deemed other-than-temporarily impaired in the future.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
(8)	Premises and Equipment

Premises and equipment at December 31, 2008 and 2007 are summarized by major classification in the following table:

	December 31
	2008	2007
Land and land improvements	$14,292	14,139
Office buildings and improvements	106,561	99,438
Furniture, fixtures, and equipment	82,574	74,013
Leasehold improvements	10,990	11,186

Total, at cost	214,417	198,776

Less accumulated depreciation and amortization	(98,575)	(87,882)

Premises and equipment, net	$115,842	110,894

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $11,984,000, $9,264,000, and $8,706,000, respectively.

Premises used by certain of the Company’s branches and offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2027. Minimum annual rentals by fiscal year are summarized in the following table:

2009	$4,280
2010	3,678
2011	3,253
2012	2,438
2013	1,928
Thereafter	10,310

$25,887

Rental expense for the years ended December 31, 2008, 2007 and 2006 was $5,017,000, $4,555,000 and $4,142,000, respectively.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
(9)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the periods indicated:

	December 31
	2008	2007
Amortized intangible assets:
Core deposit intangibles — gross	$30,275	24,475
Acquisitions	—	5,800
Less accumulated amortization	(23,172)	(19,318)

Core deposit intangibles — net	$7,103	10,957

Customer contract intangible assets — gross	$1,731	831
Acquisitions	—	900
Less accumulated amortization	(1,439)	(906)

Customer contract intangible assets — net	$292	825

The following information shows the actual aggregate amortization expense for the current and prior years as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended 12/31/06	$3,876
For the year ended 12/31/07	4,499
For the year ended 12/31/08	4,387
For the year ending 12/31/09	2,847
For the year ending 12/31/10	1,896
For the year ending 12/31/11	1,445
For the year ending 12/31/12	693
For the year ending 12/31/13	355

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
The following table provides information for the changes in the carrying amount of goodwill:

	Community	Consumer
	banks	finance	Total
Balance at December 31, 2006	$154,458	1,312	155,770
Goodwill acquired	15,844	—	15,844
Impairment losses	—	—	—

Balance at December 31, 2007	170,302	1,312	171,614
Goodwill acquired	—	—	—
Tax adjustment	(251)	—	(251)
Impairment losses	—	—	—

Balance at December 31, 2008	$170,051	1,312	171,363

We have performed the required goodwill impairment tests and have determined that goodwill is not impaired as of December 31, 2008 and 2007.

(10)	Deposits

Deposit balances at December 31, 2008 and 2007 are shown in the table below:

	December 31
	2008	2007
Savings accounts	$760,245	745,430
Interest-bearing checking accounts	706,120	717,991
Noninterest-bearing checking accounts	394,011	361,102
Money market deposit accounts	720,375	681,115
Certificates of deposit	2,457,460	3,036,696

	$5,038,211	5,542,334

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 at December 31, 2008 and 2007 was $533,404,000 and $681,695,000, respectively.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
The following table summarizes the contractual maturity of the certificate accounts:

	December 31
	2008	2007
Due within 12 months	$1,285,695	2,541,053
Due between 12 and 24 months	590,849	253,957
Due between 24 and 36 months	238,927	125,226
Due between 36 and 48 months	289,001	50,759
Due between 48 and 60 months	37,905	44,959
After 60 months	15,083	20,742

	$2,457,460	3,036,696

The following table summarizes the interest expense incurred on the respective deposits:

	Years ended December 31,
	2008	2007	2006
Savings accounts	$9,159	10,908	12,619
Interest-bearing checking accounts	6,434	11,038	9,396
Money market deposit accounts	14,726	23,551	19,446
Certificate accounts	106,742	141,043	115,524

	$137,061	186,540	156,985

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
(11)	Borrowed Funds

Borrowed funds at December 31, 2008 and 2007 are presented in the following table:

	December 31
	2008		2007
		Average		Average
	Amount	rate	Amount	rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$43,708	3.87%	84,031	5.00%
Due between one and two years	36,532	4.36%	35,588	4.63%
Due between two and three years	160,000	4.11%	36,567	4.36%
Due between three and four years	145,000	3.90%	65,000	5.02%
Due between four and five years	125,000	3.85%	35,000	4.55%
Due between five and ten years	315,778	4.11%	839	2.81%

	826,018		257,025

Revolving line of credit, Federal Home Loan Bank of Pittsburgh	146,000	0.59%	—	—
Investor notes payable, due various dates in 2009	4,491	4.99%	4,638	4.99%
Securities sold under agreement to repurchase, due within one year	91,436	1.02%	77,452	3.25%

Total borrowed funds	$1,067,945		339,115

Borrowings from the Federal Home Loan Bank of Pittsburgh are secured by the Company’s mortgage-backed securities and qualifying residential first mortgage loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the Federal Home Loan Bank of Pittsburgh carries a commitment of $150,000,000 maturing on December 7, 2011. The rate is adjusted daily by the Federal Home Loan Bank, and any borrowings on this line may be repaid at any time without penalty.

The securities sold under agreements to repurchase are collateralized by various securities held in safekeeping by the Federal Home Loan Bank of Pittsburgh. The market value of such securities exceeds the value of the securities sold under agreements to repurchase. The average amount of agreements outstanding in the years ended December 31, 2008, 2007 and 2006 was $88,349,000, $70,875,000 and $44,860,000, respectively. The maximum amount of security repurchase agreements outstanding during the years ended December 31, 2008, 2007 and 2006 was $98,108,000, $83,432,000 and $55,705,000, respectively.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
(12)	Income Taxes
Total income tax was allocated for the years ended December 31, 2008, 2007 and 2006 as follows:

	Years ended December 31,
	2008		2007	2006
Income before income taxes	$16,968		17,456	19,792
Goodwill for prior acquisition	(251)		—	—
Shareholders’ equity for unrealized (loss)/gain on securities available-for-sale	(5,916)		4,672	(627)
Shareholders’ equity for tax benefit for excess of fair value above cost of stock benefit plans	(349)		(300)	(305)
Shareholders’ equity for pension adjustment	(9,099)		3,311	(6,628)
Shareholders’ equity for swap fair value adjustment	(4,590)		—	—
Shareholders’ equity for prior period adjustments	—		—	(1,492)

	$(3,237)		25,139	10,740

Income tax expense (benefit) applicable to income before taxes consists of:

	Years ended December 31,
	2008		2007	2006
Current	$23,448		18,206	11,017
Deferred	(6,480)		(750)	8,775

	$16,968		17,456	19,792

A reconciliation from the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income, is as follows:

	Years ended December 31,
	2008		2007	2006
Expected tax rate	35.0%		35.0%	35.0%
Tax-exempt interest income	(7.4	) %	(7.3)%	(7.0)%
State income tax, net of federal benefit	2.2%		1.9%	2.6%
Bank-owned life insurance	(2.6)%		(2.3)%	(2.1)%
Other	(1.2)%		(1.1)%	(0.8)%

Effective tax rate	26.0%		26.2%	27.7%

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	December 31
	2008	2007
Deferred tax assets:
Deferred fee income	$527	499
Deferred compensation expense	2,980	1,719
Net operating loss carryforwards	1,352	3,716
Bad debts	14,002	10,438
Accrued postretirement benefit cost	682	698
Stock benefit plans	375	375
Marketable securities available for sale	2,078	—
Writedown of investment securities	6,243	665
Reserve for uncollected interest	1,894	844
Pension expense	559	1,013
Pension and postretirement benefits	12,060	3,317
Alternative minimum tax credit carryforwards	371	1,950
Unrealized loss on the fair value of derivatives	4,590	—
Other	379	142

	48,092	25,376

Deferred tax liabilities:
Marketable securities available for sale	—	3,838
Purchase accounting	2,487	3,451
Intangible asset	10,952	9,228
Mortgage servicing rights	2,198	3,134
Fixed assets	6,630	5,993
Other	621	613

	22,888	26,257

Net deferred tax asset/ (liability)	$25,204	(881)

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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
Under provisions of the Internal Revenue Code (“IRC”), Northwest has approximately $3,863,000 of federal net operating losses, which expire in years 2009 through 2027. These net operating losses, which were acquired as part of the First Carnegie and Maryland Permanent acquisitions, are subject to annual carryforward limitations imposed by IRC code section 382. The Company believes the limitations will not prevent the carryforward benefits from being utilized. In addition, the Company has approximately $371,000 of alternative minimum tax credit carryforwards, which can be carried forward indefinitely.

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

Balance at January 1, 2008	$967
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(967)
Settlements	—

Balance at December 31, 2008	$—

The balance at December 31, 2008 reflects no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2008, the Company did not accrue any interest. At December 31, 2008 the Company had no amount accrued for interest or the payment of penalties.

The Company is subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which the Company conducts business. The Internal Revenue Service commenced an examination of our federal income tax returns for the year ended June 30, 2005, the six-month period ended December 31, 2005 and the years ended December 31, 2006 and 2007 in January of 2008 that we anticipate will be completed during 2009. We do not anticipate a material change to our financial position due to the settlement of this audit. The Company is subject to audit by any state in which we conduct business for the tax periods ended June 30, 2005, December 31, 2005, December 31, 2006 and December 31, 2007.

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

In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code (the Code), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2008 include approximately $39,107,000 representing such bad debt deductions for which no deferred income taxes have been provided.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
(14)	Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the year ended December 31, 2008, 213,686 options with a strike price of $25.49 per share, 179,806 options with a strike price of $25.89 per share, 2,000 options with a strike price of $28.09 per share and 191,709 options with a strike price of $25.03 per share were excluded from the calculation of earnings per share because they were anti-dilutive. There were no anti-dilutive options during 2007 or 2006. The computation of basic and diluted earnings per share follows:

	Years ended December 31,
	2008	2007	2006
Net income available to common shareholders	$48,171	49,097	51,536

Weighted average common shares outstanding	48,363	49,041	49,879
Dilutive potential shares due to effect of stock options	235	313	257

Total weighted average common shares and dilutive potential shares	48,598	49,354	50,136

Basic earnings per share	$1.00	1.00	1.03

Diluted earnings per share	$0.99	0.99	1.03

(15)	Employee Benefit Plans
(a)	Pension Plans

The Company maintains noncontributory defined benefit pension plans covering substantially all employees and the members of its board of directors. Retirement benefits are based on certain compensation levels, age, and length of service. Contributions are based on an actuarially determined amount to fund not only benefits attributed to service to date but also for those expected to be earned in the future. In addition, the Company has an unfunded Supplemental Executive Retirement Plan (“SERP”) to compensate those executive participants eligible for the Company’s defined benefit pension plan whose benefits are limited by Section 415 of the Internal Revenue Code.

The Company also sponsors a retirement savings plan in which substantially all employees participate. The Company provides a matching contribution of 50% of each employee’s contribution to a maximum of 6% of the employee’s compensation.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
Total expense for all retirement plans, including defined benefit pension plans, was approximately $5,957,000, $6,639,000 and $6,310,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic pension cost for the Company’s defined benefit pension plans:

	Years ended December 31,
	2008	2007	2006
Service cost	$5,022	4,958	4,555
Interest cost	4,559	4,094	3,492
Expected return on plan assets	(4,988)	(4,409)	(3,601)
Net amortization and deferral	175	825	793

Net periodic pension cost	$4,768	5,468	5,239

The following table sets forth other changes in the Company’s defined benefit pension plans’ plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2008	2007	2006
Net loss (gain)	$25,675	(8,391)	—
Prior service cost (credit)	(2,184)	—	—
Amortization of prior sevice cost	(51)	(77)	—

Total recognized in other comprehensive income	$23,440	(8,468)	—

Total recognized in net periodic pension cost and other comprehensive income/ (loss)	$28,208	(3,000)	5,239

The estimated net loss and prior service cost for the Company’s defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost over the next year are $1,677,000 and $125,000, respectively.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
The following table sets forth information for the Company’s defined benefit pension plans’ funded status at December 31, 2008 and 2007:

	December 31
	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$73,708	71,891
Service cost	5,022	4,958
Interest cost	4,559	4,094
Actuarial (gain) loss	(675)	(5,630)
Benefits paid	(1,845)	(1,605)

Benefit obligation at end of year	$80,769	73,708

Change in plan assets:
Fair value of plan assets at beginning of year	$62,943	55,622
Actual return on plan assets	(18,394)	6,461
Employer contributions	6,332	2,465
Benefits paid	(1,845)	(1,605)

Fair value of plan assets at end of period	$49,036	62,943

Funded status at end of year	$(31,733)	(10,765)

The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2008	2007	2006
Discount rate	6.25%	5.75%	5.75%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2008	2007	2006
Discount rate	6.00%	6.25%	5.75%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category.

The accumulated benefit obligation for the funded defined benefit pension plan was $57,146,000, $51,010,000 and $48,325,000 at December 31, 2008, 2007 and 2006, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $3,844,000, $3,659,000 and $4,014,000 at December 31, 2008, 2007 and 2006, respectively.

The following table sets forth information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2008	2007
Projected benefit obligation	$80,769	73,708
Accumulated benefit obligation	$60,990	54,668
Fair value of plan assets	$49,036	62,943
The Company anticipates making contributions to its defined benefit pension plan between $2 million and $8 million during the fiscal year ending December 31, 2009.

The investment policy as established by the Plan Administrative Committee, to be followed by the Trustee, is to invest assets based on the target allocations shown in the table below. To meet target allocation ranges set forth by the Plan Administrative Committee, periodically, the assets are reallocated by the Trustee. The investment policy is reviewed periodically to determine if the policy should be changed. Pension assets are conservatively invested with the goal of providing market or better returns with below market risks. Assets are invested in a balanced portfolio composed primarily of equities, fixed income, and cash or cash equivalent investments. The Trustee tries to maintain an approximate asset mix position of 30% to 60% equities and 20% to 50% bonds.

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

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	December 31
Asset category	allocation	2008	2007
Debt securities	20 - 50%	38%	39%
Equity securities	30 - 60%	60%	58%
Other	5 - 50%	2%	3%

Total		100%	100%

The benefits expected to be paid in each year from 2009 to 2013 are $1,959,000, $2,144,000, $2,286,000, $2,517,000, and $2,933,000, respectively. The aggregate benefits expected to be paid in the five years from 2014 to 2018 are $19,823,000. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2008 and include estimated future employee service.

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

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic benefit cost for the Company’s postretirement healthcare benefits plan:

	Years ended December 31,
	2008	2007	2006
Service cost	$—	—	—
Interest cost	98	93	91
Recognized actuarial gain	43	42	34

Net periodic benefit cost	$141	135	125

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
The following table sets forth other changes in the Company’s postretirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2008	2007	2006
Net loss (gain)	$204	(22)	—

Total recognized in other comprehensive income	$204	(22)	—

Total recognized in net periodic benefit cost and other comprehensive income	$345	113	125

The estimated net loss for the postretirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $57,000.

The following table sets forth the funded status of the Company’s postretirement healthcare benefit plan at December 31, 2008 and 2007:

	December 31
	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$1,637	1,701
Service cost	—	—
Interest cost	98	93
Actuarial (gain) loss	218	20
Benefits paid	(186)	(177)

Benefit obligation at end of year	1,767	1,637

Change in plan assets:
Fair value of plan assets at beginning of year	$—	—
Employer contributions	186	177
Benefits paid	(186)	(177)

Fair value of plan assets at end of year	$—	—

Funded status at year end	$(1,767)	(1,637)

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

	Years ended December 31,
	2008	2007	2006
Discount rate	6.00%	5.75%	5.75%
Monthly cost of healthcare insurance per beneficiary (1)	$305	274	257
Annual rate of increase in healthcare costs	4.00%	4.00%	4.00%

(1)	Not in thousands
If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the service and interest cost components of net periodic postretirement healthcare benefit cost would increase by $12,000, in the aggregate, and the accumulated postretirement benefit obligation for healthcare benefits would increase by $80,000.

The following table sets forth amounts recognized in accumulated other comprehensive income:

	Years ended December 31,
	2008	2007	2006
Net loss/ (gain)	$204	634	656

The accumulated benefit obligation for the Company’s postretirement healthcare benefit plan at December 31, 2008 and 2007 was $1,767,000 and $1,637,000, respectively.

The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2008	2007
Projected benefit obligation	$1,767	1,637
Accumulated benefit obligation	$1,767	1,637
Fair value of plan assets	$—	—
(c)	Employee Stock Ownership Plan

The Company has an employee stock ownership plan (ESOP) for employees who have attained age 21 and who have completed a 12-month period of employment with the Company during which they worked at least 1,000 hours. The Company can make contributions to the ESOP at the board’s discretion. Company shares would then be purchased periodically in the open market and allocated to employee accounts based on each employee’s relative portion of the Company’s total eligible compensation recorded during the year.

No contributions were made and no expense was recognized during the years ended December 31, 2008, 2007 and 2006.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
(d)	Recognition and Retention Plan

On November 17, 2004, the Company established a Recognition and Retention Plan for Employees and Outside Directors (RRP) with 290,220 shares authorized. The objective of the RRP is to enable the Company to provide directors, officers, and employees with a proprietary interest in the Company. On March 16, 2005, 278,231 shares were issued with a weighted average grant date fair value per share of $21.42 (total market value of $5,959,000 at issuance). Total common shares forfeited were 8,322, of which, 685, 3,058 and 1,644 shares were forfeited during the years ended December 31, 2008, 2007, and 2006, respectively. During 2007, 4,300 shares were issued with a weighted average grant date fair value per share of $27.04 (total market value of $116,000 at issuance). Shares of common stock granted pursuant to the RRP were in the form of restricted stock and generally vest over a five-year period at the rate of 20% per year, commencing one year after the award date. As of December 31, 2008, 60% of the March 16, 2005 issuance have vested and 20% of the 2007 issuances have vested. Once shares have vested, they are no longer restricted. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant, will be recognized pro rata over the five years during which the shares are payable. While restricted, the recipients are entitled to all voting and other shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust.

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

On November 17, 2005, the Company adopted the 2005 Stock Option Plan. This Plan authorizes the grant of stock options and limited stock rights for 725,552 shares of the Company’s common stock. On January 19, 2005, the Company granted 70,000 nonstatutory stock options to its outside directors and 154,546 incentive stock options to employees at an exercise price of $22.93 per share. On January 18, 2006 the Company granted 158,333 incentive stock options to employees at an exercise price of $22.18 per share. On January 17, 2007 the Company granted 179,806 stock options to employees at an exercise price of $25.89 per share. On June 20, 2007 the Company granted 2,000 stock options to a new director at an exercise price of $28.09 per share. On January 16, 2008 the

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
Company granted the remaining 160,867 incentive stock options as well as 30,842 previously forfeited incentive stock options to employees at an exercise price of $25.03 per share. These options are exercisable for a period of ten years from the grant date with each recipient vesting at the rate of 20% per year commencing one year from the grant date.

On May 21, 2008, the Company adopted the 2008 Stock Option Plan. This Plan authorized the grant of stock options and limited stock rights for 1,750,000 shares of the Company’s common stock. On November 19, 2008 the Company granted 24,000 nonstatutory stock options to its outside directors and 202,068 incentive stock options to employees at an exercise price of $22.03 per share. These options are exercisable for a period of ten years from the grant date with each recipient vesting over a seven year period commencing one year from the grant date.

The following table summarizes the activity in the Company’s option plans during the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Number	price	Number	price	Number	price
Balance at beginning of year	1,236,358	$19.96	1,112,858	$18.65	1,019,189	$17.55
Granted	417,777	23.41 (a)	181,806	25.91 (a)	158,333	22.18 (a)
Exercised	(54,367)	12.20 (b)	(52,572)	12.66 (b)	(63,064)	10.14 (b)
Forfeited	—	0.00	(5,734)	22.14	(1,600)	5.63

Balance at end of year	1,599,768	21.12	1,236,358	19.96	1,112,858	18.65

Exercisable at end of year	853,167	18.88	796,270	17.61	651,415	15.78

(a)	Weighted average fair value of options at grant date: $3.05, $5.12, and $4.75, respectively.

(b)	The total intrinsic value of options exercised was $692,000, $773,000 and $898,000, respectively.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

(All dollar amounts presented in tables are in thousands)
The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2008 is $0 and $3,429,000, respectively. The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants:

	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise
	Price	Price	Price	Price	Price	Price
	$6.875	$7.812	$9.780	$13.302	$16.590	$22.030
Options outstanding:
Number of options	4,800	16,400	134,201	110,054	144,314	226,068
Weighted average remaining contract life (years)	1.50	1.00	2.75	4.00	5.00	9.75
Options exercisable:
Number of options	4,800	16,400	134,201	110,054	144,314	—
Weighted average remaining term - vested (years)	1.50	1.00	2.75	4.00	5.00	9.75

	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise
	Price	Price	Price	Price	Price	Price	Total
	$22.180	$22.930	$25.030	$25.490	$25.890	$28.090	$21.120
Options outstanding:
Number of options	155,801	220,929	191,709	213,686	179,806	2,000	1,599,768
Weighted average remaining contract life (years)	7.00	6.00	9.00	6.00	8.00	8.00	6.65
Options exercisable:
Number of options	61,703	131,648	—	213,686	35,961	400	853,167
Weighted average remaining term - vested (years)	7.00	6.00	9.00	6.00	8.00	8.00	4.19

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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

The following table sets forth the carrying amount and estimated fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of December 31, 2008 and 2007:

	December 31
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and equivalents	$79,922	79,922	230,616	230,616
Securities available-for-sale	1,139,170	1,139,170	1,133,367	1,133,367
Loans receivable, net	5,141,892	5,446,835	4,795,622	4,941,215
Accrued interest receivable	27,252	27,252	27,084	27,084
FHLB stock	63,143	63,143	31,304	31,304

Total financial assets	$6,451,379	6,756,322	6,217,993	6,363,586

Financial liabilities:
Savings and checking accounts	$2,580,751	2,580,751	2,505,638	2,505,638
Time deposits	2,457,460	2,500,410	3,036,696	3,071,514
Borrowed funds	1,067,945	1,049,399	339,115	338,671
Trust-preferred securities	108,254	116,783	108,320	108,320
Cash flow hedges — swaps	13,114	13,114	—	—
Accrued interest payable	5,194	5,194	4,356	4,356

Total financial liabilities	$6,232,718	6,265,651	5,994,125	6,028,499

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2008 and 2007.

Marketable Securities

Where available, market values are based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. See the SFAS 157 section of this footnote for further detail on how fair values of marketable securities are determined. Refer to note 3 for the detail of the type of investment securities.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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

Cash flow hedges — Interest rate swap agreements (“swaps”)

The fair values of the swaps is the amount the Company would have expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2008 and 2007, there was no significant unrealized appreciation or depreciation on these financial instruments.

SFAS No. 157 — Fair Value Measurements

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
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
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

The following table represents assets measured at fair value on a recurring basis as of December 31, 2008:

				Total assets at
	Level 1	Level 2	Level 3	fair value
Equity securities — available for sale	$894	—	220	1,114

Debt securities — available for sale	—	1,132,119	5,937	1,138,056

Derivative fair value of interest rate swap	—	(13,114)	—	(13,114)

Total assets	$894	1,119,005	6,157	1,126,056

Debt securities — available for sale — Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs. The valuation for most debt securities is classified as Level 2. Securities within Level 2 include corporate bonds, municipal bonds, mortgage-backed securities and US government obligations. Certain debt securities which were AAA rated at purchase do not have an active market and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. As such, securities which otherwise would have been classified as level 2 securities if an active market for those assets or similar assets existed are included herein as level 3 assets. Other debt

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
securities, pooled trust preferred securities rated below AA at purchase, have a fair value based on a discounted cash flow model using similar assumptions to those noted above and accordingly are classified as level 3 assets.

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

Interest rate swap agreements (Swaps) — The fair value of the swaps was the amount the Company would have expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

	Equity
	securities	Debt securities
Balance at January 1, 2008	$220	22,369

Total net realized investment gains/(losses) and net change in unrealized appreciation/(depreciation):
Included in net income as OTTI	—	(9,522)
Included in other comprehensive income	—	(1,234)

Purchases and sales	—	—
Net transfers in (out) of Level 3	—	(5,676)

Balance at December 31, 2008	$220	5,937

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and mortgage servicing rights. The following table represents the fair market measurement for nonrecurring assets as of December 31, 2008:

				Total assets
	Level 1	Level 2	Level 3	at fair value
Loans held for sale	$18,738	—	—	18,738

Loans measured for impairment	—	—	9,130	9,130

Mortgage servicing rights	—	—	5,481	5,481

Total assets	$18,738	—	14,611	33,349

Loans held for sale — Mortgage loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering. As the fair value is

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
determined by a quoted price from Freddie Mac, and the Company has open delivery contracts with Freddie Mac, the Company classifies loans held for sale as nonrecurring Level 1.

Impaired loans — A loan is considered to be impaired when it is probable that all of the principle and interest due under the original terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral or discounted cash flows when collateral does not exist. The Company measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. The Company classifies impaired loans as nonrecurring Level 3.

Mortgage servicing rights — Mortgage servicing rights represent the value associated with servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the related servicing has been retained by the Company. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Servicing rights and the related mortgage loans are segregated into categories or homogeneous pools based upon common characteristics. Adjustments are made when the estimated discounted future cash flows are less than the carrying value, as determined by individual pool. As such, mortgage servicing rights are classified as nonrecurring Level 3.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company’s banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). At December 31, 2008 and 2007, the Company’s banking subsidiary exceeded all capital adequacy requirements to which they were subject. At December 31, 2008, the maximum amount available for dividend payments by Northwest to the Company, while maintaining its “well capitalized” status, was approximately $99,600,000.

As of December 15, 2008, the most recent notification from the FDIC categorized Northwest as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
The actual, required, and well capitalized levels as of December 31, 2008 and 2007 were as follows:

	December 31, 2008
			Minimum capital		Well capitalized
	Actual		requirements		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets):	$604,067	13.95%	$346,354	8.00%	$432,943	10.00%
Tier I capital (to risk weighted assets):	549,869	12.70%	173,177	4.00%	259,766	6.00%
Tier I capital (leverage) (to average assets):	549,869	8.05%	204,887	3.00%*	341,478	5.00%

	December 31, 2007
			Minimum capital		Well capitalized
	Actual		requirements		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets):	$571,785	14.10%	$324,304	8.00%	$405,380	10.00%
Tier I capital (to risk weighted assets):	529,833	13.07%	162,152	4.00%	243,228	6.00%
Tier I capital (leverage) (to average assets):	529,833	8.21%	193,630	3.00%*	322,717	5.00%

*	The FDIC has indicated that the most highly rated institutions, which meet certain criteria, will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of December 31, 2008, the Company had not been advised of any additional requirements in this regard.
(18)	Contingent Liabilities

The Company and its subsidiaries are subject to a number of asserted and unasserted claims encountered in the normal course of business. Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on the Company’s financial statements.

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
(19)	Components of Comprehensive Income

The following table sets forth the components of comprehensive income for the years ended December 31, 2008, 2007 and 2006:

	Years ended December 31,
	2008	2007	2006
Unrealized (loss) gain on marketable securities available-for-sale, net of tax of $3,809, $(6,511) and $298, respectively	(5,957)	10,184	(466)
Reclassification adjustment for gains included in net income, net of tax of $2,035, $1,877 and $263, respectively	(3,183)	(2,938)	(393)
Change in fair value of interest rate swaps, net of tax of $4,590, $0 and $0, respectively	(8,524)	—	—
Defined benefit plans:
Net (loss)/ gain, net of tax of $9,161, $(3,281) and $0, respectively	(14,330)	5,132	—
Amortization of prior service costs, net of tax of $(20), $(30) and $0, respectively	31	47	—

Other comprehensive income	$(31,963)	12,425	(859)

(20)	Northwest Bancorp, Inc. (Parent Company Only)
Statements of Financial Condition

	December 31
	2008	2007
Assets
Cash and cash equivalents	$20,695	3,618
Marketable securities available-for-sale	73	96
Investment in bank subsidiary	706,610	714,160
Other assets	8,021	3,582

Total assets	$735,399	721,456

Liabilities and Shareholders’ Equity
Liabilities:
Debentures payable	$108,249	108,249
Other liabilities	13,366	329

Total liabilities	121,615	108,578
Shareholders’ equity	613,784	612,878

Total liabilities and shareholders’ equity	$735,399	721,456

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
Statements of Income

	Years ended December 31,
	2008	2007	2006
Income:
Interest income	$359	480	3,891
Dividends from bank subsidiary	39,000	49,000	45,000
Undistributed earnings from equity investment in bank subsidiary	12,722	4,838	16,551

Total income	52,081	54,318	65,442
Expense:
Compensation and benefits	380	366	378
Other expense	105	159	182
Loss on early extinquishment of debt	—	—	3,124
Interest expense	5,339	7,250	15,616

Total expense	5,824	7,775	19,300

Income before income taxes	46,257	46,543	46,142
Federal and state income taxes	(1,914)	(2,554)	(5,394)

Net income	$48,171	49,097	51,536

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
Operating activities:
Net income	$48,171	49,097	51,536
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(12,722)	(4,838)	(16,551)
Loss on early extinguishment	—	—	3,124
Noncash stock benfit plan compensation expense	2,731	2,454	2,296
Net change in other assets and liabilities	(2,997)	1,636	(3,242)

Net cash provided by operating activities	35,183	48,349	37,163
Investing activities:
Acquisitions, net of cash received	—	5,048	—

Net cash provided by investing activities	—	5,048	—
Financing activities:
Cash dividends paid	(15,771)	(15,696)	(13,727)
Treasury stock repurchases	(3,335)	(40,825)	(8,080)
Redemption of trust preferred stock	—	—	(102,062)
Proceeds from options exercised	1,000	862	873

Net cash used in financing activities	(18,106)	(55,659)	(122,996)

Net increase/ (decrease) in cash and cash equivalents	$17,077	(2,262)	(85,833)

Cash and cash equivalents at beginning of year	3,618	5,880	91,713
Net increase/ (decrease) in cash and cash equivalents	$17,077	(2,262)	(85,833)

Cash and cash equivalents at end of year	$20,695	3,618	5,880

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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

At or for the year ended	Community	Consumer	All
December 31, 2008	banking	finance	other*	Consolidated
External interest income	$368,201	20,452	6	$388,659
Intersegment interest income	4,959	—	(4,959)	—
Interest expense	163,922	5,186	185	169,293
Provision for loan losses	19,500	3,351	—	22,851
Noninterest income	36,324	2,269	159	38,752
Noninterest expense	158,652	10,990	486	170,128
Income tax expense (benefit)	17,646	1,236	(1,914)	16,968

Net income	$49,764	1,958	(3,551)	$48,171

Total assets	$6,792,735	115,463	22,043	$6,930,241

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
(22)	Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Deferrable Interest Debentures (Trust-Preferred Securities) and Interest Rate Swap Agreements

The Company has three statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, and Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust and Penn Laurel Financial Corp. Trust I, a Delaware statutory business trust (the Trusts). The Penn Laurel Financial Corp, Trust I was assumed with the acquisition of Penn Laurel Financial Corporation in June 2007. These trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed. The aforementioned trusts are not consolidated in accordance with FIN 46 (R), Consolidation of Variable Interest Entities and Interpretation of ARB No. 51. Northwest Bancorp Capital Trust III issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2006 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. Northwest Bancorp Statutory Trust IV issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2006

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
(liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. Penn Laurel Financial Corp. Trust I issued 5,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on January 23, 2004 (liquidation value of $1,000 per preferred security or $5,000,000) with a stated maturity of January 23, 2034 and floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 2.80%.

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities. Northwest Bancorp Statutory Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2008 was 2.85%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2008 was 3.38%. Penn Laurel Financial Corp. Trust I holds $5,155,000 of the Company’s junior subordinated debentures due January 23, 2034 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 2.80%. The rate in effect at December 31, 2008 was 6.27%. These subordinated debentures are the sole assets of the Trusts.

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
The Company may, at any time, dissolve any of the Trusts and distribute the debentures to the trust security holders, subject to receipt of any required regulatory approval(s).

During the quarter ended September 30, 2008, the Company entered into four interest rate swap agreements (swaps). The Company designated the swaps as a cash flow hedge and they are intended to protect against the variability of cash flows associated with Trust III and Trust IV. The first two swaps hedge the interest rate risk of Trust III, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million. The terms of these two swaps are five years and ten years, respectively. The second two swaps hedge the interest rate risk of Trust IV, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)
calculated on a notional amount of $25.0 million and the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million. The terms of these two swaps are seven years and ten years, respectively. The swap agreements were entered into with a counterparty that met the Company’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts is not significant.

At December 31, 2008, the fair value of the swap agreements was $(13,114,000) and was the amount the Company would have expected to pay if the contracts were terminated. There was no material hedge ineffectiveness for this swap.

(23)	Selected Quarterly Financial Data (Unaudited)

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2008:
Interest income	$96,821	97,152	97,519	97,167
Interest expense	48,387	43,423	39,819	37,664

Net interest income	48,434	53,729	57,700	59,503
Provision for loan losses	2,294	3,395	6,950	10,212
Noninterest income	12,891	11,644	4,952	9,265
Noninterest expenses	42,427	41,488	42,739	43,474

Income before income taxes	16,604	20,490	12,963	15,082
Income taxes	3,982	6,048	3,140	3,798

Net income	$12,622	14,442	9,823	11,284

Basic earnings per share	$0.26	0.30	0.20	0.23
Diluted earnings per share	$0.26	0.30	0.20	0.23

NORTHWEST BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(All dollar amounts presented in tables are in thousands)

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2007:
Interest income	$95,592	98,827	101,558	100,054
Interest expense	50,857	53,458	54,468	52,232

Net interest income	44,735	45,369	47,090	47,822
Provision for loan losses	2,006	2,066	2,149	2,522
Noninterest income	10,489	11,366	5,427	15,920
Noninterest expenses	37,876	37,777	38,481	38,608

Income before income taxes	15,342	16,892	11,707	22,612
Income taxes	4,045	4,592	2,121	6,698

Net income	$11,297	12,300	9,586	15,914

Basic earnings per share	$0.23	0.25	0.20	0.33
Diluted earnings per share	$0.23	0.25	0.20	0.33

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2006:
Interest income	$89,402	91,316	93,365	94,490
Interest expense	43,542	46,532	49,404	51,631

Net interest income	45,860	44,784	43,961	42,859
Provision for loan losses	2,099	2,067	2,237	2,077
Noninterest income	13,965	10,207	11,372	10,482
Noninterest expenses	35,203	34,897	35,278	38,304

Income before income taxes	22,523	18,027	17,818	12,960
Income taxes	6,711	5,000	4,961	3,120

Net income	$15,812	13,027	12,857	9,840

Basic earnings per share	$0.32	0.26	0.26	0.20
Diluted earnings per share	$0.32	0.26	0.26	0.20

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
     There were no significant changes made in our internal controls during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     See Management’s Report On Internal Control Over Financial Reporting — filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”
ITEM 9B. OTHER INFORMATION
     Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The “Proposal I—Election of Directors” section of the Company’s 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The “Proposal I—Election of Directors” section of the Company’s 2009 Proxy Statement is incorporated herein by reference.
     The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

     Set forth below is certain information as of December 31, 2008 regarding equity compensation plans that have been approved by stockholders.

	Number of securities to
	be issued upon exercise		Number of securities
Equity compensation plans	of outstanding options	weighted average	remaining available for
approved by stockholders	and rights	exercise price	issuance under plan

1995 Stock Option Plan	21,200	$7.60	—
2000 Stock Option Plan	602,255	17.63	—
2004 Stock Option Plan	750,245	24.03	—
2008 Stock Option Plan	226,068	22.03	1,523,932

Total	1,599,768	$21.12	1,523,932

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The “Transactions with Certain Related Persons” section of the Company’s 2009 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2009 Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) Financial Statements
     The following documents are filed as part of this Form 10-K.
(A)	Management’s Report on Internal Control Over Financial Reporting

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Report of Independent Registered Public Accounting Firm

(D)	Consolidated Statements of Financial Condition — at December 31, 2008 and 2007

(E)	Consolidated Statements of Income — Years ended December 31, 2008, 2007 and 2006

(F)	Consolidated Statements of Changes in Shareholders’ Equity — Years ended December 31, 2008, 2007 and 2006

(G)	Consolidated Statements of Cash Flows — Years ended December 31, 2008, 2007 and 2006

(H)	Notes to Consolidated Financial Statements.
     (a)(2) Financial Statement Schedules
          None.

     (a)(3) Exhibits

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Herto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3	Articles of Incorporation and Bylaws	***

4	Instruments defining the rights of security holders, including indentures	*

9	Voting trust agreement	None

10.1	Amendment and Restatement of Deferred Compensation Plan for Outside Directors Of Northwest Savings Bank and Eligible Affiliates	10.1

10.2	Retirement Plan for Outside Directors of Northwest Savings Bank and Eligible Affiliates	10.2

10.3	Amended and Restated Northwest Savings Bank Nonqualified Supplemental Retirement Plan	10.3

10.4	Employee Stock Ownership Plan	*

10.5	Northwest Bancorp, Inc. 2004 Stock Option Plan	****

10.6	Northwest Bancorp, Inc. 2004 Recognition and Retention Plan	****

10.7	Management Bonus Plan	10.7

10.8	Northwest Bancorp, Inc. 2008 Stock Option Plan	*****

10.9	Amended and Restated Northwest Savings Bank and Affiliates Upper Managers Bonus Deferred Compensation Plan	10.9

10.10	Employment Agreement for William J. Wagner	******

10.11	Employment Agreement for William W. Harvey, Jr.	******

10.12	Employment Agreement for Steven G. Fisher	******

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Herto
10.13	Employment Agreement for Gregory C. LaRocca	******

10.14	Employment Agreement for Robert A. Ordiway	******

11	Statement re: computation of per share earnings	None

12	Statement re: computation of ratios	Not required

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of Registrant	21

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of experts and counsel	23

24	Power of Attorney	Not Required

28	Information from reports furnished to State insurance regulatory authorities	None

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-31687), originally filed with the SEC on July 21, 1997, as amended on October 9, 1997 and November 4, 1997.

***	Incorporated by reference to the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on November 21, 2000.

****	Incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on October 6, 2004.

*****	Incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on April 11, 2008.

******	Incorporated by reference to the Periodic Report or Form 8-K (File No. 000-23817), filed with the SEC on September 19, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORP, INC.
Date: March 4, 2009	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 4, 2009	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President, and
Chief Executive Officer and Director

Date: March 4, 2009	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr., Executive Vice President, Finance,
Chief Financial Officer (Principal Financial Officer)

Date: March 4, 2009	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert, Senior Vice President,
Chief Accounting Officer (Principal Accounting Officer)

Date: March 4, 2009	By:	/s/ John M. Bauer
John M. Bauer, Director

Date: March 4, 2009	By:	/s/ Richard L. Carr
Richard L. Carr, Director

Date: March 4, 2009	By:	/s/ Thomas K. Creal
Thomas K. Creal, III, Director

Date: March 4, 2009	By:	/s/ Robert G. Ferrier
Robert G. Ferrier, Director

Date: March 4, 2009	By:	/s/ A. Paul King
A. Paul King, Director

Date: March 4, 2009	By:	/s/ Joseph F. Long
Joseph F. Long, Director

Date: March 4, 2009	By:	/s/ Richard E. McDowell
Richard E. McDowell, Director

Date: March 4, 2009	By:	/s/ Philip M. Tredway
Philip M. Tredway, Director