Form 10-K/A
period 2008-12-31
NORTHWEST BANCORP INC
filed 2009-04-16
CIK 1042064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note
We are amending our Annual Report on Form 10-K (the “Original Filing”) for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 4, 2009. This Amendment No. 1 is being filed to include the matrix referenced as part of Exhibit 10.7. For convenience and ease of reference, this amendment contains only a revised Exhibit 10.7 to include the matrix. As a result of this Amendment, the certifications made pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, files as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment.
This Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing, and, accordingly, this Amendment should be read in conjunction with the Original Filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORP, INC.
Date: April 16, 2009	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 16, 2009	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President, and
Chief Executive Officer and Director

Date: April 16, 2009	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr., Executive Vice President, Finance,
Chief Financial Officer (Principal Financial Officer)

Date: April 16, 2009	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert, Senior Vice President,
Chief Accounting Officer (Principal Accounting Officer)

Date: April 16, 2009	By:	/s/ John M. Bauer
John M. Bauer, Director

Date: April 16, 2009	By:	/s/ Richard L. Carr
Richard L. Carr, Director

Date: April 16, 2009	By:	/s/ Thomas K. Creal
Thomas K. Creal, III, Director

Date: April 16, 2009	By:	/s/ Robert G. Ferrier
Robert G. Ferrier, Director

Date: April 16, 2009	By:	/s/ A. Paul King
A. Paul King, Director

Date: April 16, 2009	By:	/s/ Joseph F. Long
Joseph F. Long, Director

Date: April 16, 2009	By:	/s/ Richard E. McDowell
Richard E. McDowell, Director

Date: April 16, 2009	By:	/s/ Philip M. Tredway
Philip M. Tredway, Director

103