Form 10-Q
period 2009-03-31
NORTHWEST BANCORP INC
filed 2009-05-11
CIK 1042064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     Common Stock ($0.10 par value) 48,511,093 shares outstanding as of April 30, 2009

NORTHWEST BANCORP, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$40,963	55,815
Interest-earning deposits in other financial institutions	223,714	16,795
Federal funds sold and other short-term investments	1,043	7,312
Marketable securities available-for-sale (amortized cost of $1,078,557 and $1,144,435)	1,074,370	1,139,170

Total cash and investments	1,340,090	1,219,092

Loans held for sale	32,666	18,738

Mortgage loans — one- to four- family	2,390,173	2,447,506
Home equity loans	1,004,223	1,013,876
Consumer loans	294,747	289,602
Commercial real estate loans	1,101,141	1,071,182
Commercial business loans	374,756	355,917

Total loans	5,197,706	5,196,821
Allowance for loan losses	(57,487)	(54,929)

Total loans, net	5,140,219	5,141,892

Federal Home Loan Bank stock, at cost	63,143	63,143
Accrued interest receivable	26,910	27,252
Real estate owned, net	13,848	16,844
Premises and equipment, net	117,092	115,842
Bank owned life insurance	124,667	123,479
Goodwill	171,363	171,363
Mortgage servicing assets	6,259	6,280
Other intangible assets	6,551	7,395
Other assets	31,709	37,659

Total assets	$7,041,851	6,930,241

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$425,272	394,011
Interest-bearing demand deposits	723,999	706,120
Savings deposits	1,545,974	1,480,620
Time deposits	2,515,769	2,457,460

Total deposits	5,211,014	5,038,211

Borrowed funds	994,802	1,067,945
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	108,249	108,254
Advances by borrowers for taxes and insurance	25,860	26,190
Accrued interest payable	5,059	5,194
Other liabilities	72,462	70,663

Total liabilities	6,417,446	6,316,457

Shareholders’ equity:
Preferred stock, $0.10 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.10 par value: 500,000,000 shares authorized, 51,251,318 and 51,244,974 issued, respectively	5,125	5,124
Paid-in capital	218,830	218,332
Retained earnings	498,677	490,326
Accumulated other comprehensive loss	(28,804)	(30,575)
Treasury stock, at cost, 2,742,800 shares	(69,423)	(69,423)

	624,405	613,784

Total liabilities and shareholders’ equity	$7,041,851	6,930,241

See accompanying notes to consolidated financial statements — unaudited

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2009	2008
Interest income:
Loans	$80,871	81,013
Mortgage-backed securities	7,405	7,170
Taxable investment securities	1,546	3,849
Tax-free investment securities	2,932	2,993
Interest-earning deposits	39	1,796

Total interest income	92,793	96,821

Interest expense:
Deposits	24,637	42,830
Borrowed funds	10,189	5,557

Total interest expense	34,826	48,387

Net interest income	57,967	48,434
Provision for loan losses	5,781	2,294

Net interest income after provision for loan losses	52,186	46,140

Noninterest income:
Service charges and fees	7,708	7,514
Trust and other financial services income	1,348	1,748
Insurance commission income	549	580
Loss on real estate owned, net	(3,879)	(87)
Gain on sale of investments, net	42	903
Other -than-temporary impairment of investments securities	—	(320)
Income from bank owned life insurance	1,187	1,192
Mortgage banking income	1,724	442
Non-cash recovery/ (impairment) of servicing assets	90	(100)
Other operating income	705	1,019

Total noninterest income	9,474	12,891

Noninterest expense:
Compensation and employee benefits	23,926	22,722
Premises and occupancy costs	5,978	5,725
Office operations	3,013	3,257
Processing expenses	5,308	4,204
Advertising	929	979
Federal deposit insurance premiums	1,890	824
Professional services	641	735
Amortization of other intangible assets	844	1,302
Loss on early extinguishment of debt	—	705
Other expenses	1,737	1,974

Total noninterest expense	44,266	42,427

Income before income taxes	17,394	16,604

Federal and state income taxes	5,092	3,982

Net income	$12,302	12,622

Basic earnings per share	$0.25	0.26

Diluted earnings per share	$0.25	0.26

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
(dollars in thousands)
Three months ended March 31, 2008

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at December 31, 2007	48,580,309	$5,119	214,606	458,425	816	(66,088)	612,878

Effects of changing pension plan measurement date pursuant to FASB Statement No. 158	—	—	—	(499)	572	—	73

December 31, 2007 balance, as adjusted	48,580,309	5,119	214,606	457,926	1,388	(66,088)	612,951

Comprehensive income:
Net income	—	—	—	12,622	—	—	12,622
Change in unrealized gain on securities, net of tax of $1,022	—	—	—	—	1,599	—	1,599

Total comprehensive income	—	—	—	12,622	1,599	—	14,221

Exercise of stock options	6,129	1	90	—	—	—	91

Stock-based compensation expense	—	—	836	—	—	—	836

Purchase of treasury stock	(132,000)	—	—	—	—	(3,335)	(3,335)

Dividends paid ($0.22 per share)	—	—	—	(3,939)	—	—	(3,939)

Ending balance at March 31, 2008	48,454,438	$5,120	215,532	466,609	2,987	(69,423)	620,825

Three months ended March 31, 2009

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at December 31, 2008	48,502,174	$5,124	218,332	490,326	(30,575)	(69,423)	613,784

Comprehensive income:
Net income	—	—	—	12,302	—	—	12,302
Change in fair value of interest rate swaps, net of tax of $(613)	—	—	—	—	1,138	—	1,138
Change in unrealized loss on securities, net of tax of $(405)	—	—	—	—	633	—	633

Total comprehensive income	—	—	—	12,302	1,771	—	14,073

Exercise of stock options	6,344	1	57	—	—	—	58

Stock-based compensation expense	—	—	441	—	—	—	441

Dividends paid ($0.22 per share)	—	—	—	(3,951)	—	—	(3,951)

Ending balance at March 31, 2009	48,508,518	$5,125	218,830	498,677	(28,804)	(69,423)	624,405

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three months ended
	March 31,
	2009	2008
OPERATING ACTIVITIES:
Net Income	$12,302	12,622
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,781	2,294
Net (gain)/ loss on sale of assets	(1,102)	182
Net gain on Visa Inc. share redemption	—	(672)
Net depreciation, amortization and accretion	4,718	3,641
Decrease in other assets	4,082	1,078
Increase in other liabilities	3,415	6,262
Net amortization of premium/ discount on marketable securities	(933)	(1,734)
Deferred income tax benefit	(75)	(141)
Noncash write-down of investment securities	—	320
Noncash write-down of REO	3,862	—
Origination of loans held for sale	(183,054)	(74,614)
Proceeds from sale of loans held for sale	159,697	70,353
Noncash compensation expense related to stock benefit plans	441	836

Net cash provided by operating activities	9,134	20,427

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	—	(303,910)
Proceeds from maturities and principal reductions of marketable securities available-for-sale	66,854	165,023
Proceeds from sale of marketable securities available-for-sale	—	—
Loan originations	(332,029)	(355,032)
Proceeds from loan maturities and principal reductions	349,299	311,669
Net purchase of FHLB stock	—	(9,106)
Proceeds from sale of real estate owned	1,447	956
Net sale of real estate owned for investment	38	39
Purchase of premises and equipment	(4,442)	(3,196)

Net cash provided by/ (used in) investing activities	81,167	(193,557)

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Three months ended
	March 31,
	2009	2008
FINANCING ACTIVITIES:
Increase in deposits, net	$172,803	13,334
Proceeds from long-term borrowings	—	235,000
Repayments of long-term borrowings	(69)	(84,067)
Net (decrease) /increase in short-term borrowings	(73,014)	6,649
(Decrease) /increase in advances by borrowers for taxes and insurance	(330)	3,175
Cash dividends paid	(3,951)	(3,939)
Purchase of treasury stock	—	(3,335)
Proceeds from stock options exercised	58	91

Net cash provided by financing activities	95,497	166,908

Net increase/ (decrease) in cash and cash equivalents	$185,798	(6,222)

Cash and cash equivalents at beginning of period	$79,922	230,616
Net increase/ (decrease) in cash and cash equivalents	185,798	(6,222)

Cash and cash equivalents at end of period	$265,720	224,394

Cash and cash equivalents:
Cash and due from banks	$40,963	83,628
Interest-earning deposits in other financial institutions	223,714	126,198
Federal funds sold and other short-term investments	1,043	14,568

Total cash and cash equivalents	$265,720	224,394

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $20,769 and $37,527, respectively)	34,961	49,044

Income taxes	1,707	401

Non-cash activities:
Loans transferred to real estate owned	2,330	1,647

Sale of real estate owned financed by the Company	129	101

Loans transferred to held for investment from loans held for sale	—	—

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — unaudited
(1) Basis of Presentation and Informational Disclosures
     The Northwest family of companies, headquartered in Warren, Pennsylvania, is organized in a two-tier holding company structure. Northwest Bancorp, MHC, a federal mutual holding company regulated by the Office of Thrift Supervision (“OTS”), owns approximately 63% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the “Company”). The Company, a federally-chartered savings and loan holding company, is also regulated by the OTS. The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”). Northwest is regulated by the FDIC and the Pennsylvania Department of Banking. At March 31, 2009, Northwest operated 168 community-banking offices throughout Pennsylvania, western New York, eastern Ohio, Maryland and southern Florida.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Allegheny Services, Inc. and Great Northwest Corporation. The unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     Certain items previously reported have been reclassified to conform to the current period’s format. The reclassifications had no material effect on the Company’s financial condition or results of operations. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
Stock-Based Compensation
     On February 18, 2009 the Company awarded employees 195,759 stock options and directors 24,000 stock options with an exercise price of $16.84 and a grant date fair value of $1.46 per stock option. Awarded stock options vest over a seven-year period beginning with the date of issuance. Stock-based compensation expense of $441,000 and $836,000 for the three months ended March 31, 2009 and 2008, respectively, was recognized in compensation expense relating to the Company’s RRP and stock option plans. At March 31, 2009 there was compensation expense of $1.7 million and $901,000 for the stock option plans and RRP stock award plan, respectively, remaining to be recognized.
Income Taxes
     FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

     No adjustments were recorded as a result of the implementation of FIN 48. As of March 31, 2009, the Company had no liability for unrecognized tax benefits.
     The Company recognizes interest accrued related to: (1) unrecognized tax benefits in Federal and state income taxes and (2) refund claims in Other operating income. The Company recognizes penalties (if any) in Federal and state income taxes. There is no amount accrued for the payment of interest or penalties at March 31, 2009. With few exceptions, the Company is no longer subject to examinations by the Internal Revenue Service, or the Department of Revenue and Taxation in the states in which it conducts business for the tax years ended prior to December 31, 2005. The Company is currently under a regularly scheduled examination by the Internal Revenue Service for the year ended December 31, 2007.
Recently Issued Accounting Standards
     Fair Value: In April 2009 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”) and FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 157-4 clarifies that the measurement objective in determining fair value when the volume and level of activity for the asset or liability have significantly decreased, is the price that would be received to sell the asset in an orderly transaction between willing market participants under current market conditions and not the value in a hypothetical active market. FSP 157-4 includes additional factors for determining whether there has been a significant decrease in the volume and level of activity for an asset or liability compared to normal activity for that asset or liability (or similar assets or liabilities) and provides additional guidance in estimating fair value in those instances. An entity is required to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP 157-4 requires an entity to disclose any change in valuation techniques, the related inputs and the effect resulting from the application of the FSP. FSP 115-2 and 124-2 replaces the existing requirement for debt securities, that in order for an entity to conclude impairment is not other-than-temporary, it must have the intent and ability to hold an impaired security for a period sufficient to allow for recovery in value of the investment. To conclude impairment is not other-than-temporary, FSP 115-2 and 124-2 requires management assert that it does not have the intent to sell the security and that it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP 115-2 and 124-2 also changes the presentation in the financial statements of non-credit related impairment amounts for instruments within its scope. When an entity asserts it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis, only the credit related impairment losses are to be recorded in earnings, non-credit losses are to be recorded in accumulated other comprehensive income. FSP 115-2 and 124-2 also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. FSP 107-1 amends FASB Statement No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.
     These FSPs are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt these FSPs for the interim period ending on June 30, 2009. The Company has not determined the effect of the adoption of these FSPs yet, but does not expect the adoption to have a material effect on the Company’s results of operations or financial position.
(2) Business Segments
     The Company operates in two reportable business segments: Community Banking and Consumer Finance. The Community Banking segment provides services traditionally offered by full-service community banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and consumer loans, as well as brokerage and investment management and trust services. The Consumer Finance segment, which is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, operates 49 offices in Pennsylvania and offers personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through an intercompany borrowing relationship with Allegheny Services, Inc., a subsidiary of Northwest. Net income is the primary measure used by management to measure segment performance. The following tables provide financial information for these reportable segments. The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.
As of or for the three months ended:

	Community	Consumer
March 31, 2009 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$87,784	5,000	9	92,793
Intersegment interest income	751	—	(751)	—
Interest expense	33,300	806	720	34,826
Provision for loan losses	5,000	781	—	5,781
Noninterest income	8,957	493	24	9,474
Noninterest expense	41,117	3,010	139	44,266
Income tax expense (benefit)	5,273	372	(553)	5,092
Net income	12,802	524	(1,024)	12,302
Total assets	$6,908,912	113,402	19,537	7,041,851

	Community	Consumer
March 31, 2008 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$91,611	5,208	2	96,821
Intersegment interest income	1,567	—	(1,567)	—
Interest expense	46,716	1,623	48	48,387
Provision for loan losses	1,500	794	—	2,294
Noninterest income	12,275	566	50	12,891
Noninterest expense	39,527	2,749	151	42,427
Income tax expense (benefit)	4,384	199	(601)	3,982
Net income	13,326	409	(1,113)	12,622
Total assets	$6,731,580	117,614	3,337	6,852,531

*	Eliminations consist of intercompany loans, interest income and interest expense.

(3) Corporate securities with unrealized losses
     As of March 31, 2009, the Company had two investments with total book value of $2.0 million and total fair value of $869,000, where the book value exceeded the carrying value for more than 12 months. These investments were single issuer trust preferred investments, evaluated for other-than-temporary impairment by determining the strength of the underlying issuer. In each case, the underlying issuer was “well-capitalized” for regulatory purposes and was a participant in the government’s TARP program. Neither of the issuers have deferred interest payments or announced the intention to defer interest payments, nor have either been downgraded. The decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads. The Company concluded the impairment of these investments was considered temporary. In making that determination the Company also considered the duration and the severity of the losses.
     As of March 31, 2009, the Company had eight investments with total book value of $16.3 million and total fair value of $5.5 million where the book value exceeded the carrying value for less than 12 months. Two of these investments were single issuer trust preferred investments, evaluated for other-than-temporary impairment by determining the strength of the underlying issuer. In each case, the underlying issuer was “well-capitalized” for regulatory purposes and was a participant in the government’s TARP program. Neither of the issuers have deferred interest payments or announced the intention to defer interest payments. The Company concluded that the decline in fair value was related to the spread over three month LIBOR, on which the quarterly interest payments are based. The spread over LIBOR is significantly lower than current market spreads. The other six investments were pooled trust preferred investments. These securities were evaluated for other-than-temporary impairment considering actual cash flows, projected cash flows, performing collateral and the amount of additional defaults the duration and severity of the losses, structure could withstand prior to the security experiencing a disruption in cash flows and the class of securities owned by the Company. None of these securities are projecting a cash flow disruption, nor have any of the securities experienced a cash flow disruption. Two of the securities, MM Community Funding I And PreTSL XX, were downgraded by a rating agency. These downgrades were considered as part of the Company’s analysis. The Company concluded, based on all factors evaluated, the impairment of these investments was considered temporary.

     The following tables provides class, back value, fair value and ratings information for the Company’s portfolio of corporate securities that have an unrealized loss as of March 31, 2009 (in thousands):
As of March 31, 2009

		Total
		Book	Fair	Unrealized	Moody’s/ Fitch
Description	Class	Value	Value	Losses	Ratings

North Fork Capital (1)	N/A	1,009	432	(577)	Baa1/ BBB+
Bank Boston Capital Trust (2)	N/A	988	437	(551)	A2/ BB
Reliance Capital Trust	N/A	1,000	892	(108)	Not rated
Huntington Capital Trust	N/A	825	510	(315)	Baa3/ BBB
MM Community Funding I	Mezzanine	267	69	(198)	Caa2/ CCC
MM Community Funding II	Mezzanine	42	40	(2)	Baa2/ BBB
I-PreTSL I	Mezzanine	1,106	127	(979)	Not rated/ A-
I-PreTSL II	Mezzanine	1,008	127	(881)	Not rated/ A-
PreTSL XIX	Senior A-1	7,457	2,278	(5,179)	A3/ AAA
PreTSL XX	Senior A-1	4,612	1,495	(3,117)	Baa1/ AAA

		18,314	6,407	(11,907)

(1)	— North Fork Bank was acquired by Capital One Financial Corporation.

(2)	— Bank Boston was acquired by Bank of America.
The following table provides collateral information on pooled trust preferred securities included in the previous table as of March 31, 2009 (in thousands):
As of March 31, 2009

				Additional
				Immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description	Collateral	and defaults	Collateral	shortfall

I-PreTSL I	211,000	35,000	176,000	93,000
I-PreTSL II	402,000	20,000	382,000	140,500
PreTSL XIX	700,535	68,000	632,535	278,000
PreTSL XX	604,154	71,000	533,154	220,000

(4) Goodwill and Other Intangible Assets
     The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31,	December 31,
	2009	2008
Amortizable intangible assets:
Core deposit intangibles — gross	$30,275	30,275
Less: accumulated amortization	(23,995)	(23,172)

Core deposit intangibles — net	6,280	7,103

Customer and Contract intangible assets — gross	1,731	1,731
Less: accumulated amortization	(1,460)	(1,439)

Customer and Contract intangible assets — net	$271	292

     The following table shows the actual aggregate amortization expense for the current quarter and prior year’s quarter well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended March 31, 2009	$844
For the three months ended March 31, 2008	1,302
For the year ending December 31, 2009	2,847
For the year ending December 31, 2010	1,896
For the year ending December 31, 2011	1,445
For the year ending December 31, 2012	693
For the year ending December 31, 2013	355
For the year ending December 31, 2014	104
     The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2007	$170,301	1,313	171,614
Adjustment to purchase price allocation	(251)	—	(251)
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance at December 31, 2008	170,050	1,313	171,363
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance at March 31, 2009	$170,050	1,313	171,363

(5) Borrowed Funds
     The following footnote provides the detail of the Company’s borrowings at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009		December 31, 2008
		Average		Average
	Amount	rate	Amount	rate

Term notes payable to the FHLB of Pittsburgh:
Due within one year	$36,636	4.31%	43,708	3.87%
Due between one and two years	95,000	4.65%	36,532	4.36%
Due between two and three years	135,000	4.11%	160,000	4.11%
Due between three and four years	160,000	3.90%	145,000	3.90%
Due between four and five years	125,100	3.85%	125,000	3.85%
Due between five and ten years	265,662	4.11%	315,778	4.11%

	817,398		826,018

Less than 90 day Federal Reserves borrowings	87,000	0.25%	—	—

Revolving line of credit, FHLB of Pittsburgh	—	—	146,000	0.59%

Investor notes payable, due various dates through 2009	4,482	4.99%	4,491	4.99%

Securities sold under agreement to repurchase, due within one year	85,922	1.46%	91,436	1.02%

Total borrowed funds	$994,802		1,067,945

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
(6) Guarantees
     The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan policies and procedures. Collateral may be obtained based on management’s credit assessment of the customer. At March 31, 2009, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $16.3 million, of which $13.7 million is fully collateralized. At March 31, 2009, the Company had a liability (deferred income) of $174,000 related to the standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

(7) Earnings Per Share
Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options to purchase 1,189,999 shares of common stock with a weighted average exercise price of $23.91 per share were outstanding during the three months ended March 31, 2009 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares. There were no anti-dilutive stock options for the three months ended March 31, 2008. The computation of basic and diluted earnings per share follows (in thousands, except per share amounts):

	Three months ended
	March 31,
	2009	2008
Reported net income	$12,302	12,622

Weighted average common shares outstanding	48,412	48,330
Dilutive potential shares due to effect of stock options	113	276

Total weighted average common shares and dilutive potential shares	48,525	48,606

Basic earnings per share:	$0.25	0.26

Diluted earnings per share:	$0.25	0.26

(8) Pension and Other Post-retirement Benefits (in thousands):
Components of Net Periodic Benefit Cost

	Three months ended March 31,
	Pension Benefits		Other Post-retirement Benefits
	2009	2008	2009	2008
Service cost	$1,323	1,255	—	—
Interest cost	1,183	1,140	22	24
Expected return on plan assets	(967)	(1,247)	—	—
Amortization of prior service cost	(39)	13	—	—
Amortization of the net loss	458	31	14	11

Net periodic benefit cost	$1,958	1,192	36	35

     The Company made no contribution to its pension or other post-retirement benefit plans during the quarter ended March 31, 2009. Once determined, the Company anticipates making a tax-deductible contribution to its defined benefit pension plan for the year ending December 31, 2009.
(9) Fair Value Measurements
     Financial assets and liabilities recognized or disclosed at fair value on a recurring basis and certain financial assets and liabilities on a non-recurring basis are accounted for in accordance with SFAS 157. SFAS 157 establishes a three-level hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest level input that has a significant impact on fair value measurement is used.
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
     The following table represents assets measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value
Equity securities — available for sale	$844	—	220	1,064
Debt securities — available for sale	—	1,069,138	4,168	1,073,306
Derivative fair value of interest rate swap	—	(11,363)	—	(11,363)

Total assets	$844	1,057,775	4,388	1,063,007

     Debt securities — available for sale — Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs. The valuation for most debt securities is classified as Level 2. Securities within Level 2 include corporate bonds, municipal bonds, mortgage-backed securities and US government obligations. Certain debt securities do not have an active market and as such the broker pricing received by the Company uses alternative methods, including use of cash flow estimates. Accordingly, these securities are included herein as level 3 assets. The fair value of other debt securities are determined by the Company using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. As such, these securities are included herein as level 3 assets.
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
     Interest rate swap agreements (Swaps) — The fair value of the swaps was the amount the Company would have expected to pay to terminate the agreements and was based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009 (in thousands):

	Equity	Debt
	securities	securities
Balance at December 31, 2008	$220	5,937

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income	—	—
Included in other comprehensive income	—	(1,769)

Purchases and sales	—	—
Net transfers in (out) of Level 3	—	—

Balance at March 31, 2009	$220	4,168

     Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and mortgage servicing rights. The following table represents the fair value measurement for nonrecurring assets as of March 31, 2009 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value
Loans measured for impairment	$—	—	50,378	50,378
Real estate owned	$—	—	13,848	13,848
Mortgage servicing rights	—	—	4,666	4,666

Total assets	$—	—	68,892	68,892

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
     Real Estate Owned — Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by delinquent borrowers. These assets are recorded on the date acquired at the lower of the related loan balance or fair value, less cost disposition costs, with the fair value being determined by appraisal. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or fair value. The Company classifies Real estate owned as nonrecurring Level 3.
     Mortgage servicing rights — Mortgage servicing rights represent the value of servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the associated servicing has been retained by the Company. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Servicing rights and the related mortgage loans are segregated into categories or homogeneous pools based upon common characteristics. Adjustments are only made when the estimated discounted future cash flows are less than the carrying value, as determined by individual pool. As such, mortgage servicing rights are classified as nonrecurring Level 3.
(10)	Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities) and Interest Rate Swaps
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
     Penn Laurel Financial Corp. Trust I issued 5,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on January 23, 2004 (liquidation value of $1,000 per preferred security or $5,000,000) with a stated maturity of January 23, 2034. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 2.80%. This trust was assumed by the Company with the acquisition of Penn Laurel Financial Corporation in June 2007. The Company intends to call this issuance effective July 23, 2009.
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
     The Company entered into four interest rate swap agreements (swaps), designating the swaps as cash flow hedges. The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV. The first two swaps modify the repricing characteristics of Trust III, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million. The terms of these two swaps are five years and ten years, respectively. The second two swaps modify the repricing characteristics of Trust IV, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million. The terms of these two swaps are seven years and ten years, respectively. The swap agreements were entered into with a counterparty that met the Company’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts is not significant. At March 31, 2009, $11.4 million was pledged as collateral to the counterparty.
     At March 31, 2009, the fair value of the swap agreements was $(11.4) million and was the amount the Company would have expected to pay if the contracts were terminated. There was no material hedge ineffectiveness for these swaps.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements:
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
Overview of Critical Accounting Policies Involving Estimates
     The Company’s critical accounting policies involve accounting estimates that: a) require assumptions about highly uncertain matters, and b) could vary sufficiently enough to have a material effect on the Company’s financial condition or results of operations.
     Allowance for Loan Losses. The Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using the Company’s historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date. Commercial loans that are criticized are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors previously discussed. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results. Management believes, to the best of their knowledge, that all known losses as of the balance sheet date have been recorded.
     Valuation of Investment Securities. All of the Company’s investment securities are classified as available for sale and recorded at current fair value on the Consolidated Statement of Financial Condition. Unrealized gains or losses, net of deferred taxes, are reported in other comprehensive income as a separate component of shareholders’ equity. In general, fair value is based upon quoted market prices of identical assets, when available. If quoted market prices are not available, fair value is based upon valuation models that use cash flow, security structure and other observable information. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.
     The Company conducts a quarterly review and evaluation of our investment securities to determine if any declines in fair value are other than temporary. In making this determination, we consider the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, if applicable, and the delinquency or default rates of underlying collateral. In addition, we consider our intent and ability to hold the investment securities currently in an unrealized loss position until they mature or for a sufficient period of time to allow for a recovery in fair value. Any valuation decline that we determine to be other than temporary would require us to write down the security to fair value through a charge to earnings.
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
     Based upon an evaluation of key data and market factors, management selects the specific variables to be incorporated into the valuation model. Future changes in the economic environment or the operations of the operating units could cause changes to these variables, which could give rise to declines in the estimated fair value of the reporting unit. Declines in fair value could result in impairment being identified. The Company has established June 30th of each year as the date for conducting its annual goodwill impairment assessment. The variables are selected as of that date and the valuation model is run to determine the fair value of each reporting unit. At June 30, 2008, the Company did not identify any individual reporting unit where the fair value was less than the carrying value. The Company has engaged an independent third party to assist the Company in performing an impairment test on the Company’s goodwill as of June 30, 2009.
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
Executive Summary and Comparison of Financial Condition
     The Company’s total assets at March 31, 2009 were $7.042 billion, an increase of $111.6 million, or 1.6%, from $6.930 billion at December 31, 2008. This increase in assets is primarily attributed to an increase in cash and cash equivalents of $185.8 million, funded by an increase in deposits of $172.8 million, or 3.4%.
     Total cash and investments increased by $121.0 million, or 9.9%, to $1.340 billion at March 31, 2009, from $1.219 billion at December 31, 2008. This increase is a result of the Company building liquidity from strong deposit growth for the quarter to repay $87.0 million of short-term borrowings, due in April 2009.
     Loans receivable remained flat for the quarter at approximately $5.197 billion. Loan demand continued to be strong, with originations of approximately $515.1 million for the quarter ended March 31, 2009, however, the Company sold $159.7 million of one-to four-family first mortgage loans originated during the quarter to assist with liquidity and lessen interest-rate risk. During the quarter ended March 31, 2009 commercial loans increased by $48.8 million, or 3.4%, mortgage loans decreased by $43.4 million, or 1.8% and consumer and home equity loans decreased by $4.5 million, or less than 1.0%.
     Deposit balances increased across all of our products and all of our regions as consumer spending decreased and the rate of consumer savings increased across the nation. Deposits increased by $172.8 million, or 3.4%, to $5.211 billion at March 31, 2009 from $5.038 billion at December 31, 2008. Noninterest-bearing demand deposits increased by $31.3 million, or 7.9%, to $425.3 million at March 31, 2009 from $394.0 million at December 31, 2008, interest-bearing demand deposits increased by $17.9 million, or 2.5%, to $724.0 million at March 31, 2009 from $706.1 million at December 31, 2008, savings deposits increased by $65.4 million, or 4.4%, to $1.546 billion at March 31, 2009 from $1.481 billion at December 31, 2008 and time deposits increased by $58.3 million, or 2.4%, to $2.516 billion at March 31, 2009 from $2.457 billion at December 31, 2008.
     Borrowings decreased by $73.1 million, or 6.8%, to $994.8 million at March 31, 2009 from $1.068 billion at December 31, 2008. This decrease is a result of the Company using strong deposit growth to repay short-term borrowings.
     Total shareholders’ equity at March 31, 2009 was $624.4 million, or $12.87 per share, an increase of $10.6 million, or 1.7%, from $613.8 million, or $12.65 per share, at December 31, 2008. This increase was primarily attributable to net income of $12.3 million and $1.8 million of other comprehensive income for the quarter ended March 31, 2009, which was partially offset by dividends paid of $4.0 million.
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
March 31, 2009

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$619,504	14.08%	351,902	8.00%	439,878	10.00%
Tier I Capital (to risk weighted assets)	564,385	12.83%	175,951	4.00%	263,927	6.00%
Tier I Capital (leverage) (to average assets)	564,385	8.19%	206,656	3.00%*	344,426	5.00%
December 31, 2008

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$604,067	13.95%	346,354	8.00%	432,943	10.00%
Tier I Capital (to risk weighted assets)	549,869	12.70%	173,177	4.00%	259,766	6.00%
Tier I Capital (leverage) (to average assets)	549,869	8.05%	204,887	3.00%*	341,478	5.00%

*	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of March 31, 2009, the Company had not been advised of any additional requirements in this regard.
     Northwest is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest’s liquidity ratio at March 31, 2009 was 16.7%. The Company and Northwest adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, loan commitments and the repurchase of treasury shares. As of March 31, 2009 the Bank had $2.2 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, $200.0 million of borrowing capacity available with the Federal Reserve Bank and $75.0 million with a correspondent bank.
     The Company paid $4.0 million and $3.9 million in cash dividends during the quarters ended March 31, 2009 and 2008, respectively. Annually, Northwest Bancorp, MHC requests the non-objection of the OTS to waive its receipt of dividends from the Company when such dividends are not needed for regulatory capital, working capital or other purposes. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 88.0% and 84.6% for the quarters ended March 31, 2009 and 2008, respectively, on dividends of $0.22 per share in each quarter. As a result of Northwest Bancorp, MHC waiving its receipt of dividend payments, actual dividends paid to minority shareholders represented 32.1% and 31.2% of net income for the quarters ended March 31, 2009 and 2008, respectively. The Company has declared a dividend of $0.22 per share payable on May 14, 2009 to shareholders of record as of April 30, 2009. This represents the 58th consecutive quarter the Company has paid a cash dividend.

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

	March 31, 2009	December 31, 2008
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One-to-four family residential loans	$21,004	20,435
Multifamily and commercial real estate loans	47,779	43,828
Consumer loans	9,617	9,756
Commercial business loans	27,133	25,184
Total	105,533	99,203
Total nonperforming loans as a percentage of loans	2.03%	1.91%
Total real estate acquired through foreclosure and other real estate owned (“REO”)	13,848	16,844
Total nonperforming assets	$119,381	116,047
Total nonperforming assets as a percentage of total assets	1.70%	1.67%
     A loan is considered to be impaired, as defined by SFAS No. 114 when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at March 31, 2009 and December 31, 2008 were $105.5 million and $99.2 million, respectively.
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
     If a substandard or doubtful loan is not considered individually for impairment, it is grouped with other loans that possess common characteristics for impairment evaluation and analysis under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” This segmentation is accomplished by grouping loans of similar product types, risk characteristics and industry concentration into homogeneous pools. Historical loss ratios are analyzed and adjusted based on delinquency trends as well as the current economic, political, regulatory and interest rate environment and used to estimate the current measure of impairment.
     The individual impairment measures along with the estimated loss for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to the Credit Committee on a quarterly basis. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, lending products, activity, competition and collateral values, as well as economic conditions in general and in each market area of the Company. Based on this review and discussion the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined. In addition, the Credit Committee considers if any changes to the methodology are needed. The Credit Committee also reviews and discusses the Company’s delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to its peer group as well as state and national statistics. Similarly, following the Credit Committee’s review and approval, a review is performed by the Risk Management Committee of the Board of Directors.
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
     Management utilizes a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses. As part of the analysis, management considered the deteriorating economic data in our markets such as the continued increases in unemployment and bankruptcies as well as the declines in real estate collateral values. In addition, management considered the negative trend in asset quality, loan charge-offs, and the allowance for loan losses as a percentage of non performing loans. As a result, the Company increased the allowance for loan losses during the period by $2.6 million, or 4.7%, to $57.5 million, or 1.11% of total loans, at March 31, 2009 from $54.9 million, or 1.06% of total loans, at December 31, 2008. The increase in the allowance for loan losses and the related provision for loan losses is primarily attributed to the deterioration of a commercial business loan to a moving and storage company/ new car dealer in our Pennsylvania market requiring an additional reserve of approximately $1.8 million. In addition, management considered how the continued increase in nonperforming loans and historical charge-offs have influenced the amount of allowance for loan losses. Nonperforming loans of $105.5 million, or 2.03% of total loans, at March 31, 2009 increased $6.3 million, or 6.4%, from $99.2 million, or 1.91% of total loans, at December 31, 2008 and increased $46.4 million, or 78.4%, from $59.2 million, or 1.21% of total loans, at March 31, 2008. As a percentage of average loans, annualized net charge-offs also increased to 0.25% for the quarter ended March 31, 2009 from 0.15% for the quarter ended March 31, 2008 and from 0.19% for the year ended December 31, 2008.
     In addition, the increase in the allowance for loan losses is related to the growth in the loan portfolio and in particular the increase in commercial loans. The commercial loan portfolio increased almost $50.0 million, or 3.4%, during the quarter to $1.5 billion at March 31, 2009 from $1.4 billion at December 31, 2008 and over the twelve months has grown by $262.5 million, or 21.6%. Commercial loans tend to be larger in size and generally more vulnerable to economic slowdowns. Nonperforming commercial loans increased $5.9 million, or 8.5%, to $74.9 million, or 5.1% of commercial loans at March 31, 2009 from $69.0 million, or 4.8% of commercial loans at December 31, 2008 and increased $35.5 million, or 90.0%, from $39.5 million, or 3.2%, of commercial loans at March 31, 2008.
     When determining the adequacy of the allowance for loan losses, historical loss experience is adjusted for certain qualitative factors. In the current year, the estimate for losses was increased to account for the deterioration of economic factors such as the increase in unemployment and bankruptcies in our markets as well as a decrease in consumer spending, consumer confidence and collateral values. After reviewing the historical loss experience as adjusted for the qualitative factors mentioned, an additional allowance for loan losses of approximately $1.0 million was provided during the first quarter of 2009.
     Management believes all known losses as of the balance sheet dates have been recorded.
Comparison of Operating Results for the Quarter Ended March 31, 2009 and 2008
     Net income for the three months ended March 31, 2009 was $12.3 million, or $0.25 per diluted share, a decrease of $320,000, or 2.5%, from $12.6 million, or $0.26 per diluted share, for the same quarter last year. The decrease in net income resulted primarily from an increase in the provision for loan losses of $3.5 million, a write-down of an REO property located in Florida of $3.9 million, an increase in noninterest expense of $1.8 million and an increase in income taxes of $1.1 million. These items were partially offset by an increase in net interest income of $9.6 million and an increase in noninterest income of $445,000. A discussion of each significant change follows.
     Annualized, net income for the three months ended March 31, 2009 represents a 7.93% and 0.70% return on average equity and return on average assets, respectively, compared to 8.15% and 0.75% for the same quarter last year.
Interest Income
     Total interest income decreased by $4.0 million, or 4.2%, to $92.8 million due to a decrease in the average yield earned on interest earning assets, which was partially offset by an increase in the average balance of interest earning assets. The average yield on interest earning assets decreased to 5.73% for the quarter ended March 31, 2009 from 6.21% for the quarter ended March 31, 2008. The average yield on all categories of interest earning assets decreased from the previous period. Average interest earning assets increased by $253.8 million, or 4.1%, to $6.473 billion for the quarter ended March 31, 2009 from $6.219 billion for the quarter ended March 31, 2008.
     Interest income on loans decreased by $142,000, or less than 1%, to $80.9 million for the quarter ended March 31, 2009, from $81.0 million for the quarter ended March 31 2008. The average yield on loans receivable decreased to 6.23% for the quarter ended March 31, 2009 from 6.62% for the quarter ended March 31, 2008. The decrease in average yield is primarily attributable to the Company’s variable rate loans adjusting downward as prime and short-term interest rates decreased as well as the origination of new loans in a generally lower interest rate environment. This decrease in average yield was partially offset by an increase in the average balance of loans receivable. Average loans receivable increased by $349.7 million, or 7.2%, to $5.209 billion for the quarter ended March 31, 2009 from $4.859 billion for the quarter ended March 31, 2008. This increase is primarily attributable to continued strong loan demand throughout the Company’s market area. The Company had loan originations of $515.1 million for the quarter ended March 31, 2009 compared to $429.6 million for the quarter ended March 31, 2008.
     Interest income on mortgage-backed securities increased by $235,000, or 3.3%, to $7.4 million for the quarter ended March 31, 2009 from $7.2 million for the quarter ended March 31, 2008. This increase is primarily the result of an increase in the average balance, which increased by $163.6 million, or 28.5%, to $738.1 million for the quarter ended March 31, 2009 from $574.6 million for the quarter ended March 31, 2008. The increase in average balance is a result of reinvesting the funds received from the maturity and calls of other long term debt securities into government sponsored mortgage-backed securities. These securities assist with interest rate risk management by providing a more stable and predictable cash flow as well as variable rates of interest. This increase in average balance was partially offset by a decrease in the average yield, which decreased to 4.01% for the quarter ended March 31, 2009 from 4.99% for the quarter ended March 31, 2008. The decrease in average yield resulted from the reduction in interest rates for variable rate securities during this period of generally lower interest rates.
     Interest income on investment securities decreased by $2.3 million, or 34.6%, to $4.5 million for the quarter ended March 31, 2009 from $6.8 million for the quarter ended March 31, 2008. This decrease is due to the decrease in the average balance by $135.8 million, or 26.0%, to $386.1 million for the quarter ended March 31, 2009 from $521.9 million for the quarter ended March 31, 2008. The decrease in average balance is primarily attributable to the Company investing cash flow from investment securities in loans and government sponsored mortgage-backed securities instead of reinvesting cash flow in non-mortgage related debt securities. The average yield decreased to 4.64%, for the quarter ended March 31, 2009 from 4.93%, for the quarter ended March 31, 2008. The average yield decreased primarily as a result of the Company’s sale of zero coupon treasury strips during the previous year, which had yields that were greater than 5.0%

     During the fourth quarter of 2008, the FHLB of Pittsburgh suspended the dividends paid on member owned stock. This suspension was due to concern over the FHLB of Pittsburgh’s capital position as a result of possible impairment on certain non-agency mortgage-backed securities. As a result, dividends on FHLB of Pittsburgh stock decreased to zero for the quarter ended March 31, 2009 from $411,000 for the quarter ended March 31, 2008.
     Interest income on interest-earning deposits decreased by $1.7 million, or 100.0%, to $39,000 for the quarter ended March 31, 2009 from $1.8 million for the quarter ended March 31, 2008. The average balance decreased by $154.1 million, or 66.7%, to $76.9 million for the quarter ended March 31, 2009 from $231.0 for the quarter ended March 31, 2008. The average balance decreased due to using the cash flows from this portfolio to fund loan demand. The average yield decreased to 0.20% from 3.11% as a result of decreases in the overnight federal funds rate.
Interest Expense
     Interest expense decreased by $13.6 million, or 28.0%, to $34.8 million for the quarter ended March 31, 2009 from $48.4 million for the quarter ended March 31, 2008. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 2.42% from 3.44%, which was partially offset by an increase in the average balance of interest-bearing liabilities. Average interest-bearing liabilities increased by $161.1 million, or 2.8%, to $5.826 billion for the quarter ended March 31, 2009 from $5.665 billion for the quarter ended March 31, 2008. The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates which enabled the Company to reduce the rate of interest paid on all deposit products. The increase in liabilities resulted from an increase in deposits as the average American chose to save more of their disposable income.
Net Interest Income
     Net interest income increased by $9.6 million, or 19.7%, to $58.0 million for the quarter ended March 31, 2009 from $48.4 million for the quarter ended March 31, 2008. This increase in net interest income was attributable to the factors discussed above. The Company’s net interest rate spread increased to 3.31% for the quarter ended March 31, 2009 from 2.78% for the quarter ended March 31, 2008, and the Company’s net interest margin increased to 3.58% for the quarter ended March 31, 2009 from 3.12% for the quarter ended March 31, 2008.
Provision for Loan Losses
     The provision for loan losses increased by $3.5 million, or 152.0%, to $5.8 million for the quarter ended March 31, 2009 from $2.3 million for the quarter ended March 31, 2008. This increase is primarily a result of increasing the specific reserve on one loan by $1.8 million, resulting in reserves on this $2.7 million loan totaling $2.4 million, and deterioration in the general economic factors used in the formulation of the reserve for loan losses along with an increase in troubled loans. Loans with payments 90 days or more delinquent have increased to $105.5 million at March 31, 2009 from $59.2 million at March 31, 2008. In determining the amount of the current period provision, the Company considered the deteriorating economic conditions in our markets, including increases in unemployment and bankruptcy filings, and declines in real estate values. Net loan charge-offs increased by $1.4 million, or 76.8%, to $3.2 million for the quarter ended March 31, 2009 from $1.8 million for the quarter ended March 31, 2008. Annualized net charge-offs to average loans increased to 25 basis points for the quarter ended March 31, 2009 from 15 basis points for the quarter ended March 31, 2008. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
     Noninterest income decreased by $3.4 million, or 26.5%, to $9.5 million for the quarter ended March 31, 2009 from $12.9 million for the quarter ended March 31, 2008. Trust and other financial services income decreased by $400,000, or 22.9%, to $1.3 million for the quarter ended March 31, 2009 from $1.7 million for the quarter ended March 31, 2008, gain on sale of investments decreased by $861,000, or 95.3%, to $42,000 for the quarter ended March 31, 2009 from $903,000 for the quarter ended March 31, 2008 and REO write-downs increased by $3.8 million, to $3.9 million for the quarter ended March 31, 2009 from $87,000 for the quarter ended March 31, 2008. Trust and other financial services income decreased due to the effects of the stock markets. The stock markets have declined approximately 38% as of March 31, 2009 from the levels as of March 31, 2008. Gain on sale of investments decreased as the Company experienced a large volume of security calls during the previous year and redeemed shares of Visa, Inc. during March 2008 in conjunction with Visa, Inc.’s initial public offering. During the quarter ended March 31, 2009, the Company ordered and received an updated appraisal for a parcel of land located in Florida previously taken into REO through foreclosure. Based on the updated appraisal, the Company recorded a write-down of approximately $3.9 million during the quarter ended March 31, 2009. These decreases were partially offset by increases in service charges and fees and mortgage banking income and a decrease in other-than-temporary impairment of investment securities. Service charges and fees increased by $194,000, or 2.6%, to $7.7 million for the quarter ended March 31, 2009 from $7.5 million for the quarter ended March 31, 2008, mortgage banking income increased by $1.3 million, or 290.0%, to $1.7 million for the quarter ended March 31, 2009 from $442,000 for the quarter ended March 31, 2008 and there was no other-than-temporary impairment of investment securities in the current quarter compared to a $320,000 loss last year. Service charges and fees increased as a result of the overall growth of the Company, mortgage banking income increased a result of the increased volume of loans originated and sold through the Company’s wholesale lending department and other-than-temporary impairment decreased as the Company determined that all fair value adjustments as of March 31, 2009 were considered temporary. The Company routinely monitors its investment portfolio for impairment and records write-downs when it has been determined that impairment is considered other-than-temporary.
Noninterest Expense
     Noninterest expense increased by $1.9 million, or 4.3%, to $44.3 million for the quarter ended March 31, 2009 from $42.4 million for the same quarter in the prior year. The largest increases were in compensation and employee benefits, processing expenses and federal deposit insurance premiums, while premises and occupancy costs, office operations and advertising expenses remained comparable to the prior year, and amortization of intangibles and loss on early extinguishment of debt decreased. Compensation and employee benefits increased by $1.2 million, or 5.3%, to $23.9 million for the quarter ended March 31, 2009 from $22.7 million for the quarter ended March 31, 2008. This increase is primarily a result of increased pension expense. Processing expenses increased by $1.1 million, or 26.3%, to $5.3 million for the quarter ended March 31, 2009 from $4.2 million for the quarter ended March 31, 2008. This increase is primarily a result of the Company’s continued implementation of new technology, including the deployment of a new customer service platform. Federal deposit insurance premiums increased by $1.1 million, or 129.4%, to $1.9 million for the quarter ended March 31, 2009 from $824,000 for the quarter ended March 31, 2008. Deposit insurance increased as a result of the FDIC’s industry-wide increase in deposit insurance premiums, which became effective on January 1, 2009. Amortization of intangible assets decreased by $458,000, or 35.2%, to $844,000 for the quarter ended March 31, 2009 from $1.3 million for the quarter ended March 31, 2008 as the remaining balance of unamortized intangible assets has been greatly reduced due to the use of accelerated amortization. There was no loss on the early extinguishment of debt this year compared to a loss of $705,000 for the quarter ended March 31, 2008 when the Company prepaid FHLB advances.
Income Taxes
     The provision for income taxes for the quarter ended March 31, 2009 increased by $1.1 million, or 27.9%, compared to the same period last year. This increase in income tax is primarily a result of an increase in income before income taxes of $790,000, or 4.8%, a lower percentage of earnings derived from tax-free assets and the reversal of $706,000 of tax reserves during the quarter ended March 31, 2008. The Company’s effective tax rate for the quarter ended March 31, 2009 was 29.3% compared to 24.0% experienced in the same quarter last year.

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

	Three months ended March 31,
	2009			2008
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (g)	Balance	Interest	Cost (g)
ASSETS:
Interest earning assets:
Loans (a) (b) (includes FTE adjustments of $420 and $387, respectively)	$5,208,603	81,291	6.26%	4,858,928	81,400	6.65%
Mortgage-backed securities (c)	738,132	7,405	4.01%	574,556	7,170	4.99%
Investment securities (c) (d) (includes FTE adjustments of $1,579 and $1,613, respectively)	386,097	6,057	6.28%	521,948	8,044	6.16%
FHLB stock	63,143	—	0.00%	32,664	411	5.03%
Other interest earning deposits	76,937	39	0.20%	231,010	1,796	3.11%

Total interest earning assets (includes FTE adjustments of $1,999 and $2,000, respectively)	6,472,912	94,792	5.87%	6,219,106	98,821	6.32%
Noninterest earning assets (e)	515,476			516,356

TOTAL ASSETS	6,988,388			6,735,462

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	790,467	1,453	0.75%	751,939	2,226	1.19%
Now accounts	709,351	806	0.46%	725,657	2,136	1.18%
Money market demand accounts	704,752	2,523	1.45%	704,856	5,265	3.00%
Certificate accounts	2,469,283	19,855	3.26%	2,995,551	33,203	4.46%
Borrowed funds (f)	1,043,501	8,699	3.38%	378,191	3,903	4.15%
Debentures	108,249	1,490	5.51%	108,312	1,654	6.04%

Total interest bearing liabilities	5,825,603	34,826	2.42%	5,664,506	48,387	3.44%
Noninterest bearing liabilities	541,899			451,473

Total liabilities	6,367,502			6,115,979
Shareholders’ equity	620,886			619,483

TOTAL LIABILITIES AND EQUITY	$6,988,388			6,735,462

Net interest income/ Interest rate spread		59,966	3.45%		50,434	2.88%

Net interest earning assets/ Net interest margin	$647,309		3.71%	554,600		3.24%

Ratio of interest earning assets to interest bearing liabilities	1.11X			1.10X

(a)	Average gross loans include loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include Fannie Mae and FHLMC stock.

(e)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(f)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

(g)	Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory rate of 35%for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 6.23% and 6.62%, respectively, Investment securities — 4.64% and 4.93%, respectively, interest-earning assets — 5.73% and 6.21%, respectively. GAAP basis net interest rate spreads were 3.31% and 2.78%, respectively and GAAP basis net interest margins were 3.58% and 3.12%, respectively.

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
Three months ended March 31, 2009 and 2008

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(5,922)	5,813	(109)
Mortgage-backed securities	(1,806)	2,041	235
Investment securities	144	(2,131)	(1,987)
FHLB stock	(411)	—	(411)
Other interest-earning deposits	(1,119)	(638)	(1,757)

Total interest-earning assets	(9,114)	5,085	(4,029)

Interest-bearing liabilities:
Savings accounts	(887)	114	(773)
Now accounts	(1,288)	(42)	(1,330)
Money market demand accounts	(2,741)	(1)	(2,742)
Certificate accounts	(8,202)	(5,146)	(13,348)
Borrowed funds	(2,013)	6,809	4,796
Debentures	(163)	(1)	(164)

Total interest-bearing liabilities	(15,294)	1,733	(13,561)

Net change in net interest income	$6,180	3,352	9,532

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

     The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at September 30, 2008 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2009 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%

Projected percentage increase/ (decrease) in net income	4.7%	5.0%	3.4%	2.2%
Projected increase/ (decrease) in return on average equity	0.4%	0.4%	0.3%	0.2%
Projected increase/ (decrease) in earnings per share	$0.05	$0.06	$0.04	$0.03
Projected percentage increase/ (decrease) in market value of equity	(7.1)%	(13.6)%	(4.9)%	(9.9)%
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

b.) Not applicable.

c.) The following table discloses information regarding the Company’s repurchases of shares of common stock during the quarter ending March 31, 2009:

			Total number of	Maximum number
			shares purchased as	of shares yet
			part of a publicly	to be purchased
	Number of shares	Average price	announced repurchase	under the plan
Month	purchased	paid per share	plan (1)	(1)

January	—	$—	—	273,600
February	—	—	—	273,600
March	—	—	—	273,600

	—	$—

(1)	This program, announced in June 2007, to repurchase up to 1,000,000 shares of common stock is the Company’s third repurchase program and does not have an expiration date. On April 20, 2009, the Company announced a fourth repurchase program to repurchase up to an additional 1,000,000 shares of the Company’s common stock. This program does not have an expiration date.
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

NORTHWEST BANCORP, INC.
(Registrant)

Date:	May 11, 2009	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Duly Authorized Officer and Principal
Accounting Officer of the Registrant)