Form 10-Q
period 2009-06-30
NORTHWEST BANCORP INC
filed 2009-08-10
CIK 1042064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
     Common Stock ($0.10 par value) 48,518,687 shares outstanding as of July 31, 2009

NORTHWEST BANCORP, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$43,841	55,815
Interest-earning deposits in other financial institutions	369,840	16,795
Federal funds sold and other short-term investments	1,385	7,312
Marketable securities available-for-sale (amortized cost of $1,015,733 and $1,144,435)	1,009,382	1,139,170

Total cash and investments	1,424,448	1,219,092

Loans held for sale	25,042	18,738

Mortgage loans — one- to four- family	2,328,291	2,447,506
Home equity loans	991,963	1,013,876
Consumer loans	303,115	289,602
Commercial real estate loans	1,137,763	1,071,182
Commercial business loans	372,121	355,917

Total loans	5,158,295	5,196,821
Allowance for loan losses	(66,777)	(54,929)

Total loans, net	5,091,518	5,141,892

Federal Home Loan Bank stock, at cost	63,143	63,143
Accrued interest receivable	25,852	27,252
Real estate owned, net	15,890	16,844
Premises and equipment, net	119,943	115,842
Bank owned life insurance	125,867	123,479
Goodwill	171,363	171,363
Mortgage servicing assets	7,917	6,280
Other intangible assets	5,725	7,395
Other assets	40,625	37,659

Total assets	$7,092,291	6,930,241

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$433,176	394,011
Interest-bearing demand deposits	745,440	706,120
Savings deposits	1,586,000	1,480,620
Time deposits	2,581,123	2,457,460

Total deposits	5,345,739	5,038,211

Borrowed funds	897,063	1,067,945
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	108,249	108,254
Advances by borrowers for taxes and insurance	30,268	26,190
Accrued interest payable	4,955	5,194
Other liabilities	73,482	70,663

Total liabilities	6,459,756	6,316,457

Shareholders’ equity:
Preferred stock, $0.10 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.10 par value: 500,000,000 shares authorized, 51,259,687 and 51,244,974 issued, respectively	5,126	5,124

Paid-in capital	219,335	218,332
Retained earnings	503,692	490,326
Accumulated other comprehensive loss	(26,195)	(30,575)
Treasury stock, at cost, 2,742,800 shares	(69,423)	(69,423)

	632,535	613,784

Total liabilities and shareholders’ equity	$7,092,291	6,930,241

See accompanying notes to consolidated financial statements — unaudited

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Loans receivable	$79,892	80,520	160,763	161,409
Mortgage-backed securities	6,873	9,514	14,278	16,684
Taxable investment securities	1,350	3,217	2,896	7,066
Tax-free investment securities	2,728	3,028	5,660	6,021
Interest-earning deposits	123	710	162	2,506

Total interest income	90,966	96,989	183,759	193,686

Interest expense:
Deposits	24,446	36,451	49,083	79,281
Borrowed funds	10,115	6,972	20,304	12,529

Total interest expense	34,561	43,423	69,387	91,810

Net interest income	56,405	53,566	114,372	101,876
Provision for loan losses	11,736	3,395	17,517	5,689

Net interest income after provision for loan losses	44,669	50,171	96,855	96,187

Noninterest income:
Impairment losses on securities	(8,690)	(1,152)	(8,690)	(1,472)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	4,400	—	4,400	—

Net impairment losses	(4,290)	(1,152)	(4,290)	(1,472)
Gain on sale of investments, net	238	68	280	971
Service charges and fees	8,276	8,153	15,984	15,791
Trust and other financial services income	1,505	1,783	2,853	3,531
Insurance commission income	759	583	1,308	1,163
Gain/ (loss) on real estate owned, net	7	(254)	(3,872)	(341)
Income from bank owned life insurance	1,201	1,177	2,388	2,369
Mortgage banking income	2,000	329	3,724	671
Non-cash recovery of servicing assets	1,300	—	1,390	—
Other operating income	986	1,120	1,691	2,139

Total noninterest income	11,982	11,807	21,456	24,822

Noninterest expense:
Compensation and employee benefits	22,739	22,244	46,665	44,966
Premises and occupancy costs	5,224	5,318	11,202	11,043
Office operations	3,292	3,263	6,305	6,520
Processing expenses	4,954	4,715	10,262	8,919
Advertising	2,015	1,430	2,944	2,409
Federal deposit insurance premiums	1,890	1,020	3,780	1,844
FDIC special assessment	3,288	—	3,288	—
Professional services	590	595	1,231	1,330
Amortization of other intangible assets	826	1,284	1,670	2,586
Loss on early extinguishment of debt	—	—	—	705
Other expenses	2,186	1,619	3,923	3,593

Total noninterest expense	47,004	41,488	91,270	83,915

Income before income taxes	9,647	20,490	27,041	37,094

Federal and state income taxes	2,356	6,048	7,448	10,030

Net income	$7,291	14,442	19,593	27,064

Basic earnings per share	$0.15	0.30	0.40	0.56

Diluted earnings per share	$0.15	0.30	0.40	0.56

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
(dollars in thousands)

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Three months ended June 30, 2008	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at March 31, 2008	48,454,438	$5,120	215,532	466,609	2,987	(69,423)	620,825

Comprehensive income:
Net income	—	—	—	14,442	—	—	14,442
Change in unrealized loss on securities, net of tax of $1,022	—	—	—	—	(9,186)	—	(9,186)

Total comprehensive income	—	—	—	14,442	(9,186)	—	5,256

Exercise of stock options	13,512	1	151	—	—	—	152

Stock-based compensation expense	—	—	459	—	—	—	459

Dividends paid ($0.22 per share)	—	—	—	(3,941)	—	—	(3,941)

Ending balance at June 30, 2008	48,467,950	$5,121	216,142	477,110	(6,199)	(69,423)	622,751

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Three months ended June 30, 2009	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at March 31, 2009	48,508,518	$5,125	218,830	498,677	(28,804)	(69,423)	624,405

Cumulative effect of change in accounting principle , adoption of FSP SFAS 115-2 and SFAS 124-2, net of tax of $903	—	—	—	1,676	(1,676)	—	—

Comprehensive income:
Net income	—	—	—	7,291	—	—	7,291
Change in fair value of interest rate swaps, net of tax of $(2,104)	—	—	—	—	3,907	—	3,907
Change in unrealized loss on securities, net of tax of $(317)	—	—	—	—	589	—	589
Reclassification adjustment for securities losses realized in net income, net of tax of $(1,426)	—	—	—	—	2,649	—	2,649
Other-than-temporary impairment on securities recorded in other comprehensive income, net of tax of $1,540	—	—	—	—	(2,860)	—	(2,860)

Total comprehensive income	—	—	—	7,291	4,285	—	11,576

Exercise of stock options	8,369	1	57	—	—	—	58

Stock-based compensation expense	—	—	448	—	—	—	448

Dividends paid ($0.22 per share)	—	—	—	(3,952)	—	—	(3,952)

Ending balance at June 30, 2009	48,516,887	$5,126	219,335	503,692	(26,195)	(69,423)	632,535

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
(dollars in thousands)

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Six months ended June 30, 2008	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at December 31, 2007	48,580,309	$5,119	214,606	458,425	816	(66,088)	612,878

Effects of changing pension plan measurement date pursuant to FASB Statement No. 158	—	—	—	(499)	572	—	73

December 31, 2007 balance, as adjusted	48,580,309	5,119	214,606	457,926	1,388	(66,088)	612,951

Comprehensive income:
Net income	—	—	—	27,064	—	—	27,064
Change in unrealized loss on securities, net of tax of $(4,850)	—	—	—	—	(7,587)	—	(7,587)

Total comprehensive income	—	—	—	27,064	(7,587)	—	19,477

Exercise of stock options	19,641	2	241	—	—	—	243

Stock-based compensation expense	—	—	1,295	—	—	—	1,295

Purchase of treasury stock	(132,000)	—	—	—	—	(3,335)	(3,335)

Dividends paid ($0.44 per share)	—	—	—	(7,880)	—	—	(7,880)

Ending balance at June 30, 2008	48,467,950	$5,121	216,142	477,110	(6,199)	(69,423)	622,751

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Six months ended June 30, 2009	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at December 31, 2008	48,502,174	$5,124	218,332	490,326	(30,575)	(69,423)	613,784

Cumulative effect of change in accounting principle , adoption of FSP SFAS 115-2 and SFAS 124-2, net of tax of $903	—	—	—	1,676	(1,676)	—	—

Comprehensive income:
Net income	—	—	—	19,593	—	—	19,593
Change in fair value of interest rate swaps, net of tax of $(2,717)	—	—	—	—	5,045	—	5,045
Change in unrealized loss on securities, net of tax of $(658)	—	—	—	—	1,222	—	1,222
Reclassification adjustment for securities losses realized in net income, net of tax of $(1,426)	—	—	—	—	2,649	—	2,649
Other-than-temporary impairment on securities recorded in other comprehensive income, net of tax of $1,540	—	—	—	—	(2,860)	—	(2,860)

Total comprehensive income	—	—	—	19,593	6,056	—	25,649

Exercise of stock options	14,713	2	114	—	—	—	116

Stock-based compensation expense	—	—	889	—	—	—	889

Dividends paid ($0.44 per share)	—	—	—	(7,903)	—	—	(7,903)

Ending balance at June 30, 2009	48,516,887	$5,126	219,335	503,692	(26,195)	(69,423)	632,535

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six months ended
	June 30,
	2009	2008
OPERATING ACTIVITIES:
Net Income	$19,593	27,064
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,517	5,689
Net (gain)/ loss on sale of assets	(4,769)	726
Net gain on Visa Inc. share redemption	—	(672)
Net depreciation, amortization and accretion	8,797	7,667
(Increase)/ decrease in other assets	(6,645)	2,627
Increase in other liabilities	10,342	5,553
Net amortization of premium/ (discount) on marketable securities	(1,939)	(3,626)
Deferred income tax benefit	(585)	(141)
Noncash impairment losses on investment securities	4,290	1,472
Noncash impairment of REO	3,862	—
Origination of loans held for sale	(383,800)	(108,030)
Proceeds from sale of loans held for sale	388,843	105,228
Noncash compensation expense related to stock benefit plans	889	1,295

Net cash provided by operating activities	56,395	44,852

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(24,838)	(406,697)
Proceeds from maturities and principal reductions of marketable securities available-for-sale	154,048	240,755
Proceeds from sale of marketable securities available-for-sale	—	1,042
Loan originations	(732,247)	(883,700)
Proceeds from loan maturities and principal reductions	756,254	673,198
Net purchase of FHLB stock	—	(18,764)
Proceeds from sale of real estate owned	2,639	3,822
Sale of real estate owned for investment, net	77	77
Purchase of premises and equipment	(10,232)	(8,765)

Net cash provided by/ (used in) investing activities	145,701	(399,032)

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Six months ended
	June 30,
	2009	2008
FINANCING ACTIVITIES:
Increase/ (decrease) in deposits, net	$307,528	(155,987)
Proceeds from long-term borrowings	—	460,000
Repayments of long-term borrowings	(4,566)	(84,134)
Net (decrease) /increase in short-term borrowings	(166,205)	9,476
Increase in advances by borrowers for taxes and insurance	4,078	9,540
Cash dividends paid	(7,903)	(7,880)
Purchase of treasury stock	—	(3,335)
Proceeds from stock options exercised	116	243

Net cash provided by financing activities	133,048	227,923

Net increase/ (decrease) in cash and cash equivalents	$335,144	(126,257)

Cash and cash equivalents at beginning of period	$79,922	230,616
Net increase/ (decrease) in cash and cash equivalents	335,144	(126,257)

Cash and cash equivalents at end of period	$415,066	104,359

Cash and cash equivalents:
Cash and due from banks	$43,841	98,548
Interest-earning deposits in other financial institutions	369,840	—
Federal funds sold and other short-term investments	1,385	5,811

Total cash and cash equivalents	$415,066	104,359

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $41,429 and $69,036, respectively)	$69,626	91,636

Income taxes	$13,299	6,155

Non-cash activities:
Loans transferred to real estate owned	$5,557	3,903

Sale of real estate owned financed by the Company	$232	260

Loans transferred to held for investment from loans held for sale	$—	—

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — unaudited
(1)	Basis of Presentation and Informational Disclosures
     The Northwest group of companies, headquartered in Warren, Pennsylvania, is organized in a two-tier holding company structure. Northwest Bancorp, MHC, a federal mutual holding company regulated by the Office of Thrift Supervision (“OTS”), owns approximately 63% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the “Company”). The Company, a federally-chartered savings and loan holding company, is also regulated by the OTS. The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”). Northwest is regulated by the FDIC and the Pennsylvania Department of Banking. At June 30, 2009, Northwest operated 168 community-banking offices throughout Pennsylvania, western New York, eastern Ohio, Maryland and southern Florida.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Allegheny Services, Inc. and Great Northwest Corporation. The unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 updated, as required, for any new pronouncements or changes.
     Certain items previously reported have been reclassified to conform to the current period’s format. The reclassifications had no material effect on the Company’s financial condition or results of operations. The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
Stock-Based Compensation
     On February 18, 2009, the Company awarded employees 195,759 stock options and directors 24,000 stock options with an exercise price of $16.84 and a grant date fair value of $1.46 per stock option. Awarded stock options vest over a seven-year period beginning with the date of issuance. Stock-based compensation expense of $448,000 and $459,000 for the three months ended June 30, 2009 and 2008, respectively, and $889,000 and $1.3 million for the six months ended June 30, 2009 and 2008, respectively, was recognized in compensation expense relating to the Company’s Recognition and Retention Plan (“RRP”) and stock option plans. At June 30, 2009 there was compensation expense of $1.5 million and $678,000 for the stock option plans and RRP stock award plan, respectively, remaining to be recognized.
Income Taxes
     Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of June 30, 2009 the Company had no liability for unrecognized tax benefits.
     The Company recognizes interest accrued related to: (1) unrecognized tax benefits in Federal and state income taxes and (2) refund claims in Other operating income. The Company recognizes penalties (if any) in Federal and state income taxes. There is no amount accrued for the payment of interest or penalties at June 30, 2009. With few exceptions, the Company is no longer subject to examinations by the Internal Revenue Service, or the Department of Revenue and Taxation in the states in which it conducts business for the tax years ended prior to December 31, 2005. The Company is currently under a regularly scheduled examination by the Internal Revenue Service for the year ended December 31, 2007.
Recently Issued Accounting Standards
     In December 2008, the FASB issued FASB Staff Position (“FSP”) No. 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FSP 132(R)-1”). This position requires more detailed disclosures about employers’ pension plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption of FSP 132(R)-1 will not have a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”) and FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 157-4 clarifies that the measurement objective in determining fair value when the volume and level of activity for the asset or liability have significantly decreased, is the price that would be received to sell the asset in an orderly transaction between willing market participants under current market conditions and not the value in a hypothetical active market. FSP 157-4 includes additional factors for determining whether there has been a significant decrease in the volume and level of activity for an asset or liability compared to normal activity for that asset or liability (or similar assets or liabilities) and provides additional guidance in estimating fair value in those instances. An entity is required to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP 157-4 requires an entity to disclose any change in valuation techniques, the related inputs and the effect resulting from the application of the FSP. FSP 115-2 and 124-2 replaces the existing requirement for debt securities, that in order for an entity to conclude impairment is not other-than-temporary, it must have the intent and ability to hold an impaired security for a period sufficient to allow for recovery in value of the investment. To conclude impairment is not other-than-temporary, FSP 115-2 and 124-2 requires management assert that it does not have the intent to sell the security and that it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP 115-2 and 124-2 also changes the presentation in the financial statements of non-credit related impairment amounts for instruments within its scope. When an entity asserts it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis, only the credit related impairment losses are to be recorded in earnings, non-credit losses are to be recorded in accumulated other comprehensive income. FSP 115-2 and 124-2 also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. FSP 107-1 amends FASB Statement No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.

          These FSPs are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has adopted these FSPs for the interim period ending on June 30, 2009. See Note 3 for a further discussion.
          In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for periods ending after June 15, 2009. As of August 10, 2009, the adoption of this standard did not have a significant impact on the consolidated financial statements.
          In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 specifies that the codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
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
As of or for the three months ended:

	Community	Consumer
June 30, 2009 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$85,884	5,080	2	90,966
Intersegment interest income	800	—	(800)	—
Interest expense	33,095	820	646	34,561
Provision for loan losses	11,000	736	—	11,736
Noninterest income	11,354	604	24	11,982
Noninterest expense	44,035	2,861	108	47,004
Income tax expense (benefit)	2,365	526	(535)	2,356
Net income	7,543	741	(993)	7,291
Total assets	$6,963,326	115,381	13,584	7,092,291

	Community	Consumer
June 30, 2008 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$91,973	5,016	—	96,989
Intersegment interest income	1,214	—	(1,214)	—
Interest expense	42,288	1,272	(137)	43,423
Provision for loan losses	2,500	895	—	3,395
Noninterest income	11,247	525	35	11,807
Noninterest expense	38,692	2,674	122	41,488
Income tax expense (benefit)	6,202	254	(408)	6,048
Net income	14,752	446	(756)	14,442
Total assets	$6,795,617	116,949	3,767	6,916,333

*	Eliminations consist of intercompany loans, interest income and interest expense.
As of or for the six months ended:

	Community	Consumer
June 30, 2009 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$173,668	10,080	11	183,759
Intersegment interest income	1,551	—	(1,551)	—
Interest expense	66,395	1,626	1,366	69,387
Provision for loan losses	16,000	1,517	—	17,517
Noninterest income	20,311	1,097	48	21,456
Noninterest expense	85,152	5,871	247	91,270
Income tax expense (benefit)	7,638	898	(1,088)	7,448
Net income	20,345	1,265	(2,017)	19,593
Total assets	$6,963,326	115,381	13,584	7,092,291

	Community	Consumer
June 30, 2008 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$183,460	10,224	2	193,686
Intersegment interest income	2,781	—	(2,781)	—
Interest expense	89,004	2,895	(89)	91,810
Provision for loan losses	4,000	1,689	—	5,689
Noninterest income	23,646	1,091	85	24,822
Noninterest expense	78,219	5,423	273	83,915
Income tax expense (benefit)	10,586	453	(1,009)	10,030
Net income	28,078	855	(1,869)	27,064
Total assets	$6,795,617	116,949	3,767	6,916,333

*	Eliminations consist of intercompany loans, interest income and interest expense.

(3) Investment securities and impairment of investment securities
          The following table shows the Company’s portfolio of investment securities at June 30, 2009 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$80	—	(3)	77

Debt issued by government sponsored enterprises:				—
Due in one year or less	995	13	—	1,008
Due in one year — five years	1,972	172	—	2,144
Due in five years — ten years	22,613	1,553	—	24,166
Due after ten years	51,991	2,043	(107)	53,927

Equity securities	954	211	(81)	1,084

Municipal securities:				—
Due in one year — five years	913	18	—	931
Due in five years — ten years	39,929	739	(1)	40,667
Due after ten years	199,416	1,930	(5,961)	195,385

Corporate debt issues:				—
Due in one year — five years	500	—	—	500
Due after ten years	27,673	117	(13,386)	14,404

Residential mortgage-backed securities:				—
Fixed rate pass-through	160,821	5,458	(11)	166,268
Variable rate pass-through	250,939	6,651	(139)	257,451
Fixed rate non-agency CMOs	22,329	—	(3,035)	19,294
Fixed rate agency CMOs	25,836	639	(394)	26,081
Variable rate non-agency CMOs	11,833	—	(2,964)	8,869
Variable rate agency CMOs	196,939	985	(798)	197,126

Total residential mortgage-backed securities	668,697	13,733	(7,341)	675,089

Total marketable securities available-for-sale	$1,015,733	20,529	(26,880)	1,009,382

          The following table shows the Company’s portfolio of investment securities at December 31, 2008 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$91	—	(3)	88

Debt issued by government sponsored enterprises:				—
Due in one year or less	2,985	50	—	3,035
Due in one year — five years	2,962	208	—	3,170
Due in five years — ten years	30,352	2,066	—	32,418
Due after ten years	61,494	8,712	(9)	70,197

Equity securities	954	160	—	1,114

Municipal securities:				—
Due in one year — five years	460	1	—	461
Due in five years — ten years	43,160	822	(86)	43,896
Due after ten years	224,996	2,707	(4,512)	223,191

Corporate debt issues:				—
Due after ten years	25,165	214	(9,418)	15,961

Residential mortgage-backed securities:				—
Fixed rate pass-through	186,659	6,447	(7)	193,099
Variable rate pass-through	276,121	3,136	(2,074)	277,183
Fixed rate non-agency CMOs	25,683	—	(2,938)	22,745
Fixed rate CMOs	34,436	445	(146)	34,735
Variable rate non-agency CMOs	17,069	—	(2,710)	14,359
Variable rate CMOs	211,848	48	(8,378)	203,518

Total residential mortgage-backed securities	751,816	10,076	(16,253)	745,639

Total marketable securities available-for-sale	$1,144,435	25,016	(30,281)	1,139,170

          The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent to hold the investments for a period of time sufficient to allow for a recovery in value. Other investments are evaluated using the Company’s best estimate of future cash flows. If the Company’s estimate of cash flow determines that it is expected an adverse change has occurred, other-than-temporary impairment would be recognized for the credit loss.

          The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2009 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss
U.S. government and agencies	$7,967	(97)	188	(10)	8,155	(107)
Municipal securities	64,183	(2,339)	52,613	(3,623)	116,796	(5,962)
Corporate issues	8,073	(7,545)	1,964	(5,841)	10,037	(13,386)
Equity securities	298	(81)	—	—	298	(81)
Residential mortgage- backed securities - non-agency	—	—	28,163	(5,999)	28,163	(5,999)
Residential mortgage- backed securities — agency	42,718	(296)	73,271	(1,049)	115,989	(1,345)

Total temporarily impaired securities	$123,239	(10,358)	156,199	(16,522)	279,438	(26,880)

          The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2008 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss
U.S. government and agencies	$—	—	1,094	(12)	1,094	(12)
Municipal securities	109,255	(4,598)	—	—	109,255	(4,598)
Corporate issues	8,618	(7,055)	2,573	(2,363)	11,191	(9,418)
Residential mortgage- backed securities - non-agency	15,256	(2,550)	21,848	(3,098)	37,104	(5,648)
Residential mortgage- backed securities — agency	269,831	(9,075)	58,256	(1,530)	328,087	(10,605)

Total temporarily impaired securities	$402,960	(23,278)	83,771	(7,003)	486,731	(30,281)

Corporate issues
          As of June 30, 2009, the Company had seven investments with a total book value of $7.8 million and total fair value of $2.0 million, where the book value exceeded the carrying value for more than 12 months. These investments were three single issuer trust preferred investments and four pooled trust preferred securities. The single issuer trust preferred securities were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer. In each case, the underlying issuer was “well-capitalized” for regulatory purposes and was a participant in the government’s TARP program. None of the issuers have deferred interest payments or announced the intention to defer interest payments, nor have any been downgraded. The Company believes the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads. The Company concluded the impairment of these investments was considered temporary. In making that determination, the Company also considered the duration and the severity of the losses. The pooled trust preferred securities were evaluated for other-than-temporary impairment considering duration and severity of the losses, actual cash flows, projected cash flows, performing collateral, the class of securities owned by the Company and the amount of additional defaults the structure could withstand prior to the security experiencing a disruption in cash flows. None of these securities are projecting a cash flow disruption, nor have any of the securities experienced a cash flow disruption.
          As of June 30, 2009, the Company had three investments with a total book value of $13.0 million and total fair value of $5.7 million, where the book value exceeded the carrying value for less than 12 months. One investment, a single issuer trust preferred investment, was evaluated for other-than-temporary impairment by determining the strength of the underlying issuer. The underlying issuer was “well-capitalized” for regulatory purposes and was a participant in the government’s TARP program. The issuer has not deferred interest payments or announced the intention to defer interest payments. The Company concluded that the decline in fair value was related to the spread over three month LIBOR, on which the quarterly interest payments are based. The spread over LIBOR is significantly lower than current market spreads. The other two investments were pooled trust preferred investments. These securities were evaluated for other-than-temporary impairment considering duration and severity of the losses, actual cash flows, projected cash flows, performing collateral, the class of securities owned by the Company and the amount of additional defaults the structure could withstand prior to the security experiencing a disruption in cash flows. Neither of these securities project cash flow disruption, nor have they experienced a cash flow disruption. None of the three investments were downgraded during the quarter ended June 30, 2009. The Company concluded, based on all facts evaluated, the impairment of these investments was considered temporary.
          The following table provides class, book value, fair value and ratings information for the Company’s portfolio of corporate securities that have an unrealized loss as of June 30, 2009 (in thousands):

		Total
		Book	Fair	Unrealized	Moody’s/ Fitch
Description	Class	Value	Value	Losses	Ratings

North Fork Capital (1)	N/A	$1,009	416	(593)	Baa1/ BBB+
Bank Boston Capital Trust (2)	N/A	988	484	(504)	A2/ BB
Reliance Capital Trust	N/A	1,000	835	(165)	Not rated
Huntington Capital Trust	N/A	1,419	597	(822)	Baa3/ BBB
MM Community Funding I	Mezzanine	1,000	74	(926)	Caa2/ CCC
MM Community Funding II	Mezzanine	389	42	(347)	Baa2/ BBB
I-PreTSL I	Mezzanine	1,500	168	(1,332)	Not rated/ A-
I-PreTSL II	Mezzanine	1,500	183	(1,317)	Not rated/ A-
PreTSL XIX	Senior A-1	8,954	4,323	(4,631)	A3/ AAA
PreTSL XX	Senior A-1	5,664	2,915	(2,749)	Baa1/ AAA

		$23,423	10,037	(13,386)

(1)	— North Fork Bank was acquired by Capital One Financial Corporation.

(2)	— Bank Boston was acquired by Bank of America.

The following table provides collateral information on pooled trust preferred securities included in the previous table as of June 30, 2009 (in thousands):

				Additional
				Immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description	Collateral	and defaults	Collateral	shortfall

I-PreTSL I	$211,000	35,000	176,000	50,500
I-PreTSL II	378,000	—	378,000	137,500
PreTSL XIX	700,535	96,000	604,535	259,500
PreTSL XX	604,154	83,000	521,154	243,500
Mortgage-backed securities
          Mortgage-backed securities include agency (FNMA, FHLMC and GNMA) mortgage-backed securities and non-agency collateralized mortgage obligations (“CMOs”). The Company reviews its portfolio of agency backed mortgage-backed securities quarterly for impairment. As of June 30, 2009, the Company believes that the small amount of impairment within its portfolio of agency mortgage-backed securities is temporary. As of June 30, 2009, the Company had 12 non-agency CMOs with a total book value of $34.2 million and a total fair value of $28.3 million. During the quarter ended June 30, 2009, the Company recognized other-than-temporary impairment of $4.3 million related to three of these investments. After recognizing the other-than-temporary impairment, the Company’s book value on these investments was $12.6 million, with a fair value of $8.2 million. The Company determined how much of the impairment was credit related and noncredit related by analyzing cash flow estimates, estimated prepayment speeds, loss severity and conditional default rates. The Company considers the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists. The impairment on the other nine CMOs, with book value of $21.6 million and fair value of $20.0 million, were also reviewed considering the severity and length of impairment. After this review, the Company determined that the impairment on these securities was temporary.

          The following table shows issuer specific information, book value, fair value, unrealized losses and other-than-temporary impairment recorded in earnings for the Company’s portfolio of non-agency CMOs as of June 30, 2009 (in thousands):

	Total			Impairment
	Book	Fair	Unrealized	recorded in
Description	Value	Value	Losses	earnings
AMAC 2003-6 2A2	$1,194	1,180	(14)	—
AMAC 2003-6 2A8	2,471	2,449	(22)	—
AMAC 2003-7 A3	1,415	1,385	(30)	—
BOAMS 2005-11 1A8	6,497	5,690	(807)	—
CWALT 2005-J14 A3	7,147	5,038	(2,109)	(59)
CFSB 2003-17 2A2	2,008	1,965	(43)	—
WAMU 2003-S2 A4	1,596	1,586	(10)	—
CMLTI 2005-10 1A5B	2,659	1,233	(1,426)	(2,007)
CSFB 2003-21 1A13	250	238	(12)	—
FHASI 2003-8 1A24	4,401	4,022	(379)	—
SARM 2005-21 4A2	2,767	1,901	(866)	(2,224)
WFMBS 2003-B A2	1,757	1,476	(281)	—

	$34,162	28,163	(5,999)	(4,290)

          In the current quarter, the Company adopted FSP FAS 115-2 and FAS 124-2 which requires that credit related other-than-temporary impairment on debt securities be recognized in earnings while noncredit related other-than-temporary impairment on debt securities, not expected to be sold, be recognized in other comprehensive income.
          The following table shows the effect of adopting FSP FAS 115-2 and FAS 124-2 on the financial statements as of June 30, 2009 (in thousands):

	Prior to	After	Effect of
	Adoption	Adoption	Adoption
Impairment losses on securities	$(8,690)	(4,290)	4,400
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	—	4,400	4,400
Net income	4,431	7,291	2,860
Basic earnings per share	0.35	0.40	0.05
Diluted earnings per share	0.34	0.40	0.06
Accumulated other comprehensive loss	(23,335)	(26,195)	(2,860)
          In accordance with the adoption, noncredit related other-than-temporary impairment losses recognized in prior periods have been reclassified as a cumulative effect adjustment that increased retained earnings and increased accumulated other comprehensive loss as of April 1, 2009. In 2008, $16.0 million in other-than-temporary impairment charges were recognized, of which $2.6 million related to noncredit impairment on debt securities. Therefore, the cumulative effect adjustment to retained earnings totaled $1.7 million after tax.

          The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held as of June 30, 2009 and not intended to be sold (in thousands):

Beginning balance as of Janaury 1, 2009 (a)	$7,902
Credit losses on debt securities for which other-than-temporary impairment was not perviously recognized	4,290
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—

Ending balance as of June 30, 2009	$12,192

(a)	— The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.
(4) Goodwill and Other Intangible Assets
          The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30,	December 31,
	2009	2008
Amortizable intangible assets:
Core deposit intangibles — gross	$30,275	30,275
Less: accumulated amortization	(24,800)	(23,172)

Core deposit intangibles — net	5,475	7,103

Customer and Contract intangible assets — gross	1,731	1,731
Less: accumulated amortization	(1,481)	(1,439)

Customer and Contract intangible assets — net	$250	292

          The following table shows the actual aggregate amortization expense for the current quarter and prior year’s quarter, current six-month period and prior year six-month period as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended June 30, 2009	$826
For the three months ended June 30, 2008	1,284
For the six months ended June 30, 2009	1,670
For the six months ended June 30, 2008	2,586
For the year ending December 31, 2009	2,847
For the year ending December 31, 2010	1,896
For the year ending December 31, 2011	1,445
For the year ending December 31, 2012	693
For the year ending December 31, 2013	355
For the year ending December 31, 2014	104

          The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2007	$170,301	1,313	171,614
Adjustment to purchase price allocation	(251)	—	(251)
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance at December 31, 2008	170,050	1,313	171,363
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance at June 30, 2009	$170,050	1,313	171,363

          The Company performed its annual goodwill impairment test as of June 30, 2009. The result confirmed that the Company’s goodwill is not impaired as of June 30, 2009.
(5) Borrowed Funds
          The following footnote provides the detail of the Company’s borrowings at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
		Average		Average
	Amount	rate	Amount	rate
Term notes payable to the
FHLB of Pittsburgh:
Due within one year	$36,585	4.45%	43,708	3.87%
Due between one and two years	135,000	4.17%	36,532	4.36%
Due between two and three years	135,000	3.78%	160,000	4.11%
Due between three and four years	160,000	3.96%	145,000	3.90%
Due between four and five years	125,095	3.98%	125,000	3.85%
Due between five and ten years	225,652	4.21%	315,778	4.11%

	817,332		826,018

Revolving line of credit, FHLB of Pittsburgh	—	—	146,000	0.59%
Investor notes payable, due various dates through 2009	—	—	4,491	4.99%
Securities sold under agreement to repurchase, due within one year	79,731	1.38%	91,436	1.02%

Total borrowed funds	$897,063		1,067,945

          Borrowings from the FHLB of Pittsburgh are secured by the Company’s qualifying loan portfolio. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment. The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $150.0 million maturing on December 7, 2011. The rate is adjusted daily and any borrowings on this line may be repaid at any time without penalty.
(6) Guarantees
          The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan policies and procedures. Collateral may be obtained based on management’s credit assessment of the customer. At June 30, 2009, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $15.2 million, of which $12.7 million is fully collateralized. At June 30, 2009, the Company had a liability (deferred income) of $191,000 related to the standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

(7) Earnings Per Share
          Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options to purchase 1,189,999 shares of common stock with a weighted average exercise price of $23.91 per share were outstanding during the three and six months ended June 30, 2009 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares. Stock options to purchase 587,673 of common stock with a weighted average exercise price of $25.47 per share were outstanding during the three and six months ended June 30, 2008 but were not included in the computation of diluted earnings per share for these periods because the options’ exercise price was greater than the average market price of the common shares. The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Reported net income	$7,291	14,442	19,593	27,064

Weighted average common shares outstanding	48,462,019	48,359,299	48,437,070	48,344,600
Dilutive potential shares due to effect of stock options	126,874	200,478	119,954	238,455

Total weighted average common shares and dilutive potential shares	48,588,893	48,559,777	48,557,024	48,583,055

Basic earnings per share:	$0.15	0.30	0.40	0.56

Diluted earnings per share:	$0.15	0.30	0.40	0.56

(8) Pension and Other Post-retirement Benefits (in thousands):

Components of Net Periodic Benefit Cost

	Three months ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2009	2008	2009	2008
Service cost	$1,323	1,255	—	—
Interest cost	1,198	1,140	25	24
Expected return on plan assets	(967)	(1,247)	—	—
Amortization of prior service cost	(27)	13	—	—
Amortization of the net loss	458	31	14	11

Net periodic benefit cost	$1,985	1,192	39	35

Components of Net Periodic Benefit Cost

	Six months ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2009	2008	2009	2008
Service cost	$2,646	2,510	—	—
Interest cost	2,396	2,280	50	48
Expected return on plan assets	(1,934)	(2,494)	—	—
Amortization of prior service cost	(78)	26	—	—
Amortization of the net loss	916	62	28	22

Net periodic benefit cost	$3,946	2,384	78	70

          The Company made no contribution to its pension or other post-retirement benefit plans during the period ended June 30, 2009. Once determined, the Company anticipates making a tax-deductible contribution to its defined benefit pension plan for the year ending December 31, 2009.
(9) Disclosures About Fair Value of Financial Instruments
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

The following table sets forth the carrying amount and estimated fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	415,066	415,066	79,922	79,922
Securities available-for-sale	1,009,382	1,009,382	1,139,170	1,139,170
Loans receivable, net	5,091,518	5,347,557	5,141,892	5,446,835
Accrued interest receivable	25,852	25,852	27,252	27,252
FHLB Stock	63,143	63,143	63,143	63,143

Total financial assets	6,604,961	6,861,000	6,451,379	6,756,322

Financial liabilities:
Savings and checking accounts	2,764,616	2,764,616	2,580,751	2,580,751
Time deposits	2,581,123	2,645,965	2,457,460	2,500,410
Borrowed funds	897,063	886,354	1,067,945	1,049,399
Junior subordinated debentures	108,249	113,603	108,254	116,783
Cash flow hedges — swaps	5,352	5,352	13,114	13,114
Accrued interest payable	4,955	4,955	5,194	5,194

Total financial liabilities	6,361,358	6,420,845	6,232,718	6,265,651

          Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at June 30, 2009 and December 31, 2008.
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
Off-Balance Sheet Financial Instruments
     These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2009 and December 31, 2008, there was no significant unrealized appreciation or depreciation on these financial instruments.
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
          The following table represents assets measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value
Equity securities — available for sale	$864	—	220	1,084

Debt securities — available for sale	—	1,001,060	7,238	1,008,298

Derivative fair value of interest rate swap	—	(5,352)	—	(5,352)

Total assets	$864	995,708	7,458	1,004,030

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
          Equity securities — available for sale — Level 1 securities include publicly traded securities valued using quoted market prices. Level 3 securities include investments in two financial institutions that provide financial services only to investor banks received as part of previous acquisitions without observable market data to determine the investments fair values. These securities can only be sold back to the issuing financial institution at cost. The Company considers the financial condition of the issuer to determine if the securities have indicators of impairment.
          Interest rate swap agreements (Swaps) — The fair value of the swaps was the amount the Company would have expected to pay to terminate the agreements and was based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

          The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six-month period ended June 30, 2009 (in thousands):

	Equity	Debt
	securities	securities
Balance at December 31, 2008	$220	5,937

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income	—	—
Included in other comprehensive income	—	801

Purchases and sales	—	500
Net transfers in (out) of Level 3	—	—

Balance at June 30, 2009	$220	7,238

          Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and mortgage servicing rights. The following table represents the fair value measurement for nonrecurring assets as of June 30, 2009 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value
Loans held for sale	$25,042	—	—	25,042

Loans measured for impairment	$—	—	55,808	55,808

Real estate owned	$—	—	15,890	15,890

Mortgage servicing rights	$—	—	3,532	3,532

Total assets	$25,042	—	75,230	100,272

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
          Real Estate Owned — Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by delinquent borrowers. These assets are recorded on the date acquired at the lower of the related loan balance or fair value, less estimated disposition costs, with the fair value being determined by appraisal. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or fair value, less estimated disposition costs. The Company classifies Real estate owned as nonrecurring Level 3.
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
(11) Mortgage Loan Servicing
          Mortgage servicing assets are recognized as separate assets when servicing rights are acquired through loan originations when the underlying loan is sold. Upon sale, the mortgage servicing right (“MSR”) is established, which represents the then fair value of future net cash flows expected to be realized for performing the servicing activities. The fair value of the MSRs are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors , which are determined based on current market conditions. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. MSRs are amortized into mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.
          Capitalized MSRs are evaluated for impairment based on the estimated fair value of those rights. The MSRs are stratified by certain risk characteristics, primarily loan term and note rate. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced.

          The following table shows changes in MSRs as of and for the six months ended June 30, 2009 and 2008 (in thousands):

			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value
Balance at December 31, 2008	8,660	(2,380)	6,280
Additions/ (reductions)	2,904	1,390	4,294
Amortization	(2,657)	—	(2,657)

Balance at June 30, 2009	8,907	(990)	7,917

(12)	Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities) and Interest Rate Swaps
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
          Penn Laurel Financial Corp. Trust I issued 5,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on January 23, 2004 (liquidation value of $1,000 per preferred security or $5,000,000) with a stated maturity of January 23, 2034. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 2.80%. This trust was assumed by the Company with the acquisition of Penn Laurel Financial Corporation in June 2007. The Company called this issuance, at par, on July 23, 2009.
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
          The Company entered into four interest rate swap agreements (swaps), designating the swaps as cash flow hedges. The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV. The first two swaps modify the repricing characteristics of Trust III, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million. The terms of these two swaps are five years and ten years, respectively. The second two swaps modify the repricing characteristics of Trust IV, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million. The terms of these two swaps are seven years and ten years, respectively. The swap agreements were entered into with a counterparty that met the Company’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts is not significant. At June 30, 2009, $5.4 million was pledged as collateral to the counterparty.
          At June 30, 2009, the fair value of the swap agreements was $(5.4) million and was the amount the Company would have expected to pay if the contracts were terminated. There was no material hedge ineffectiveness for these swaps.

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
          Important factors that might cause such a difference include, but are not limited to:
•	Changes in interest rates which could impact our net interest margin;

•	Adverse changes in our loan portfolio or investment securities portfolio and the resulting credit risk-related losses and/ or market value adjustments;

•	The impact of the current financial crisis on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

•	Possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

•	Our ability to continue to increase and manage our commercial and residential real estate, multifamily and commercial and industrial loans;

•	The adequacy of the allowance for loan losses;

•	Changes in the financial performance and/ or condition of the Company’s borrowers;

•	Changes in general economic or business conditions resulting in changes in demand for credit and other services, among other things;

•	Changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	Compliance with laws and regulatory requirements of federal and state agencies;

•	New legislation affecting the financial services industry;

•	The impact of the current governmental effort to restructure the U.S. financial and regulatory system;

•	The level of future deposit premium assessments;

•	Competition from other financial institutions in originating loans and attracting deposits;

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the SEC, Public Company Oversight Board, the Financial Accounting Standards Board and other accounting standards setters;

•	Our ability to effectively implement technology driven products and services;

•	Sources of liquidity; and

•	Our success in managing the risks involved in the foregoing.
Overview of Critical Accounting Policies Involving Estimates
          The Company’s critical accounting policies involve accounting estimates that: a) require assumptions about highly uncertain matters, and b) could vary sufficiently enough to have a material effect on the Company’s financial condition or results of operations.
          Allowance for Loan Losses. The Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using the Company’s historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date. Commercial loans that are criticized are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors discussed previously. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results. Management believes, to the best of their knowledge, that all known losses as of the balance sheet date have been recorded.
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
          The Company conducts a quarterly review and evaluation of our investment securities to determine if any declines in fair value are other than temporary. In making this determination, we consider the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, if applicable, and the delinquency or default rates of underlying collateral. In addition, we consider our intent to hold the investment securities currently in an unrealized loss position until they mature or for a sufficient period of time to allow for a recovery in fair value. Any valuation decline that we determine to be other than temporary would require us to write down the security to fair value through a charge to earnings.
          Goodwill. Goodwill is not subject to amortization but must be tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. Reporting units are identified based upon analyzing each of the Company’s individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Determining the fair value of a reporting unit requires a high degree of subjective management judgment. As of June 30, 2009, the Company, through the assistance of an external third party, performed an impairment test on the Company’s goodwill. The external specialist valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach. Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units. Declines in fair value could result in impairment being identified. The Company has established June 30th of each year as the date for conducting its annual goodwill impairment assessment. At June 30, 2009, the Company, with the assistance of an external specialist, did not identify any individual reporting unit where the fair value was less than the carrying value.
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
Executive Summary and Comparison of Financial Condition
          The Company’s total assets at June 30, 2009 were $7.092 billion, an increase of $162.1 million, or 2.3%, from $6.930 billion at December 31, 2008. This increase in assets is primarily attributed to an increase in cash and cash equivalents of $335.1 million, which was partially offset by a decrease in investments of $130.0 million, a decrease in loans of $38.5 million and an increase in the allowance for loan losses of $11.8 million. The net increase in total assets was funded by an increase in deposits of $307.5 million, partially offset by a decrease in borrowed funds of $170.9 million.
          Total cash and investments increased by $205.4 million, or 16.8%, to $1.424 billion at June 30, 2009, from $1.219 billion at December 31, 2008. This increase is a result of strong deposit growth while the Company evaluates investment alternatives and maintains liquidity to repay $37.0 million of long-term borrowings due before the end of the year.
          Loans receivable decreased by $38.5 million, or 0.8%, to $5.158 billion at June 30, 2009, from $5.197 billion at December 31, 2008. Loan demand continues to be strong, with originations of $1.116 billion for the six-month period ended June 30, 2009, however, the Company sold $388.8 million of one- to four-family first mortgage loans originated during the same period to assist with liquidity and lessen interest-rate risk. During the six months ended June 30, 2009 commercial loans increased by $82.8 million, or 5.8%, mortgage loans decreased by $112.9 million, or 4.6% and consumer and home equity loans decreased by $8.4 million, or 0.6%.
          Deposit balances increased across all of our products and all of our regions as consumer spending continued to decrease and the rate of consumer savings generally increased across the nation. Deposits increased by $307.5 million, or 6.1%, to $5.346 billion at June 30, 2009 from $5.038 billion at December 31, 2008. Noninterest-bearing demand deposits increased by $39.2 million, or 9.9%, to $433.2 million at June 30, 2009 from $394.0 million at December 31, 2008, interest-bearing demand deposits increased by $39.3 million, or 5.6%, to $745.4 million at June 30, 2009 from $706.1 million at December 31, 2008, savings deposits increased by $105.4 million, or 7.1%, to $1.586 billion at June 30, 2009 from $1.481 billion at December 31, 2008 and time deposits increased by $123.7 million, or 5.0%, to $2.581 billion at June 30, 2009 from $2.457 billion at December 31, 2008. Borrowings decreased by $170.9 million, or 16.0%, to $897.1 million at June 30, 2009 from $1.068 billion at December 31, 2008. This decrease is a result of the Company using deposit growth to repay short-term borrowings. During the third and fourth quarters of 2009, the Company is scheduled to repay an additional $37.0 million of long-term FHLB advances.

          Total shareholders’ equity at June 30, 2009 was $632.5 million, or $13.05 per share, an increase of $18.7 million, or 3.1%, from $613.8 million, or $12.65 per share, at December 31, 2008. This increase was primarily attributable to net income of $19.6 million and $6.1 million of accumulated other comprehensive income primarily due to the change in fair value of interest rate swaps for the six-month period ended June 30, 2009, which was partially offset by cash dividends of $7.9 million.
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
June 30, 2009

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$619,369	13.69%	361,992	8.00%	452,490	10.00%

Tier I Capital (to risk weighted assets)	562,620	12.43%	180,996	4.00%	271,494	6.00%

Tier I Capital (leverage) (to average assets)	562,620	8.15%	207,129	3.00%*	345,215	5.00%
December 31, 2008

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$604,067	13.95%	346,354	8.00%	432,943	10.00%

Tier I Capital (to risk weighted assets)	549,869	12.70%	173,177	4.00%	259,766	6.00%

Tier I Capital (leverage) (to average assets)	549,869	8.05%	204,887	3.00%*	341,478	5.00%

*	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of June 30, 2009, the Company had not been advised of any additional requirements in this regard.
          Northwest is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest’s liquidity ratio at June 30, 2009 was 18.0%. The Company and Northwest adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings, loan commitments and the repurchase of treasury shares. As of June 30, 2009 the Bank had $1.9 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, $169.3 million of borrowing capacity available with the Federal Reserve Bank and $75.0 million with a correspondent bank.

          The Company paid $4.0 million and $3.9 million in cash dividends during the quarters ended June 30, 2009 and 2008, respectively and $7.9 million during the six-month periods ended June 30, 2009 and 2008. Annually, Northwest Bancorp, MHC requests the non-objection of the OTS to waive its receipt of dividends from the Company when such dividends are not needed for regulatory capital, working capital or other purposes. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 146.7% and 73.3% for the quarters ended June 30, 2009 and 2008, respectively, on dividends of $0.22 per share for each period, and 110.0% and 78.6% for the six-month periods ended June 30, 2009 and 2008, respectively, on dividends of $0.44 per share. As a result of Northwest Bancorp, MHC waiving its receipt of dividend payments, actual dividends paid to minority shareholders represented 54.2% and 27.3% of net income for the quarters ended June 30, 2009 and 2008, respectively and 40.3% and 29.1% of net income for the six-month periods ended June 30, 2009 and 2008, respectively. The Company has declared a dividend of $0.22 per share payable on August 13, 2009 to shareholders of record as of July 30, 2009. This represents the 59th consecutive quarter the Company has paid a cash dividend.
Nonperforming Assets
          The following table sets forth information with respect to the Company’s nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual status when they are 90 days or more contractually delinquent and may also be placed on nonaccrual status even if not 90 days or more delinquent but other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell, or the principal balance of the related loan.

	June 30, 2009	December 31, 2008
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One- to four-family residential loans	$27,670	20,435
Multifamily and commercial real estate loans	52,601	43,828
Consumer loans	10,569	9,756
Commercial business loans	31,717	25,184
Total	122,557	99,203
Total nonperforming loans as a percentage of loans	2.38%	1.91%
Total real estate acquired through foreclosure and other real estate owned (“REO”)	15,890	16,844
Total nonperforming assets	$138,447	116,047
Total nonperforming assets as a percentage of total assets	1.95%	1.67%
          A loan is considered to be impaired, as defined by SFAS No. 114 when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods prescribed by SFAS 114: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is allocated for the impairment. Impaired loans at June 30, 2009 and December 31, 2008 were $122.6 million and $99.2 million, respectively.

Allowance for Loan Losses
          The Company’s Board of Directors has adopted an “Allowance for Loan Losses” (ALL) policy designed to provide management with a systematic methodology for determining and documenting the ALL each reporting period. This methodology was developed to provide a consistent process and review procedure to ensure that the ALL is in conformity with GAAP, the Company’s policies and procedures and other supervisory and regulatory guidelines.
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
          Management utilizes a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses. As part of the analysis, management considered the deteriorating economic data in our markets such as the continued increases in unemployment and bankruptcies as well as the declines in real estate collateral values. In addition, management considered the negative trend in asset quality, loan charge-offs and the allowance for loan losses as a percentage of nonperforming loans. As a result, the Company increased the allowance for loan losses during the period by $11.9 million, or 21.6%, to $66.8 million, or 1.29% of total loans, at June 30, 2009 from $54.9 million, or 1.06% of total loans, at December 31, 2008. The increase in the allowance for loan losses and the related provision for loan losses is partially attributed to the deterioration of a loan to a moving and storage company/ new car dealer in our Pennsylvania market requiring an additional reserve of $1.8 million, deterioration of a loan secured by a strip mall in the state of Indiana requiring a reserve of $1.0 million, additional deterioration of loans secured by real estate located in Florida requiring additional reserves of $700,000 and deterioration in loans secured by real estate in Maryland requiring reserves of $1.4 million. In addition, management considered how the continued increase in nonperforming loans and historical charge-offs have influenced the amount of allowance for loan losses. Nonperforming loans of $122.6 million, or 2.38% of total loans, at June 30, 2009 increased by $23.4 million, or 6.4%, from $99.2 million, or 1.91% of total loans, at December 31, 2008 and increased $53.6 million, or 77.7%, from $69.0 million, or 1.37% of total loans, at June 30, 2008. As a percentage of average loans, annualized net charge-offs remained 0.19% for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 and increased to 0.22% for the six-month period ended June 30, 2009 from 0.17% for the six-month period ended June 30, 2008.
          In addition, the increase in the allowance for loan losses is related to the growth in the loan portfolio and in particular the increase in commercial loans. The commercial loan portfolio increased $82.8 million, or 5.8%, during the six-month period ended June 30, 2009 to $1.510 billion, from $1.427 billion at December 31, 2008. Commercial loans tend to be larger in size and generally more vulnerable to economic slowdowns. Nonperforming commercial loans increased $15.3 million, or 22.2%, to $84.3 million, or 5.6% of commercial loans at June 30, 2009 from $69.0 million, or 4.8% of commercial loans at December 31, 2008.

          When determining the adequacy of the allowance for loan losses, historical loss experience is adjusted for certain qualitative factors. During 2009, the estimate for losses was increased to account for the deterioration of economic factors such as the increase in unemployment and bankruptcies in our markets as well as a decrease in consumer spending, consumer confidence, collateral values and increasing delinquency trends. After reviewing the historical loss experience as adjusted for the qualitative factors mentioned, an additional allowance for loan losses of $5.5 million was provided during the first six months of 2009.
          Management believes all known losses as of the balance sheet dates have been recorded.
Comparison of Operating Results for the Quarter Ended June 30, 2009 and 2008
          Net income for the quarter ended June 30, 2009 was $7.3 million, or $0.15 per diluted share, a decrease of $7.1 million, or 49.5%, from $14.4 million, or $0.30 per diluted share, for the same quarter last year. The decrease in net income resulted primarily from an increase in the provision for loan losses of $8.3 million, a write-down of two investment securities of $4.3 million and recognition of a $3.3 million charge for the FDIC special assessment levied on June 30, 2009. These items were partially offset by an increase in net interest income of $2.8 million, the recovery of previously written down servicing assets of $1.3 million, an increase in mortgage banking income of $1.7 million and a decrease in income taxes of $3.7 million. A discussion of each significant change follows.
          Annualized, net income for the quarter ended June 30, 2009 represents a 4.62% and 0.41% return on average equity and return on average assets, respectively, compared to 9.30% and 0.83% for the same quarter last year.
Interest Income
          Total interest income decreased by $6.0 million, or 6.2%, to $91.0 million due to a decrease in the average yield earned on interest earning assets, which was partially offset by an increase in the average balance of interest earning assets. The average yield on interest earning assets decreased to 5.52% for the quarter ended June 30, 2009 from 6.02% for the quarter ended June 30, 2008. The average yield on all categories of interest earning assets decreased from the previous period. Average interest earning assets increased by $131.9 million, or 2.1%, to $6.559 billion for the quarter ended June 30, 2009 from $6.427 billion for the quarter ended June 30, 2008.
          Interest income on loans decreased by $628,000, or 0.8%, to $79.9 million for the quarter ended June 30, 2009, from $80.5 million for the quarter ended June 30, 2008. The average yield on loans receivable decreased to 6.13% for the quarter ended June 30, 2009 from 6.48% for the quarter ended June 30, 2008. The decrease in average yield is primarily attributable to the Company’s variable rate loans adjusting downward as prime and short-term interest rates decreased as well as the origination of new loans in a generally lower interest rate environment. This decrease in average yield was partially offset by an increase in the average balance of loans receivable. Average loans receivable increased by $223.2 million, or 4.5%, to $5.180 billion for the quarter ended June 30, 2009 from $4.957 billion for the quarter ended June 30, 2008. This increase is primarily attributable to continued loan demand throughout the Company’s market area.
          Interest income on mortgage-backed securities decreased by $2.6 million, or 27.8%, to $6.9 million for the quarter ended June 30, 2009 from $9.5 million for the quarter ended June 30, 2008. This decrease is the result of decreases in the average balance, which decreased by $116.6 million, or 14.5%, to $685.9 million for the quarter ended June 30, 2009 from $802.5 million for the quarter ended June 30, 2008, and in the average yield, which decreased to 4.01% for the quarter ended June 30, 2009 from 4.74% for the quarter ended June 30, 2008. The decrease in average balance is a result of reinvesting the funds received from the principal and interest payments on mortgage-backed securities into loans and other investments. The decrease in average yield resulted from the reduction in interest rates for variable rate securities during this period of generally lower interest rates.
          Interest income on investment securities decreased by $2.1 million, or 34.7%, to $4.1 million for the quarter ended June 30, 2009 from $6.2 million for the quarter ended June 30, 2008. This decrease is due to a decrease in the average balance and a decrease in the average yield. The average balance decreased by $126.7 million, or 26.3%, to $356.0 million for the quarter ended June 30, 2009 from $482.7 million for the quarter ended June 30, 2008. The decrease in average balance is primarily attributable to the Company investing cash flows from investment securities into loans and interest-earning deposits. The average yield decreased to 4.58% for the quarter ended June 30, 2009 from 4.92% for the quarter ended June 30, 2008. The average yield decreased primarily as a result of adjustable rate investments adjusting downward during a period of generally lower interest rates.
          During the fourth quarter of 2008, the FHLB of Pittsburgh suspended the dividends paid on member owned stock. This suspension was due to concern over the FHLB of Pittsburgh’s capital position as a result of possible impairment on certain non-agency mortgage-backed securities in its investment portfolio. As a result, dividends on FHLB of Pittsburgh stock decreased to zero for the quarter ended June 30, 2009 from $306,000 for the quarter ended June 30, 2008.
          Interest income on interest-earning deposits decreased by $587,000, or 82.5%, to $123,000 for the quarter ended June 30, 2009 from $710,000 for the quarter ended June 30, 2008. The decrease is due to a decrease in the average yield, which decreased to 0.18% for the quarter ended June 30, 2009 from 2.01% for the quarter ended June 30, 2008. This decrease is due to the federal funds target rate being decreased to between 0.00% and 0.25%. The average balance increased by $134.4 million, or 96.4%, to $273.9 million for the quarter ended June 30, 2009 from $139.5 for the quarter ended June 30, 2008. The average balance increased due to the Company maintaining liquidity while evaluating alternative investment options, including agency mortgage-backed securities and loans, and scheduled pay down of FHLB borrowings.
Interest Expense
          Interest expense decreased by $8.9 million, or 20.5%, to $34.5 million for the quarter ended June 30, 2009 from $43.4 million for the quarter ended June 30, 2008. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 2.36% from 2.99%, which was partially offset by an increase in the average balance of interest-bearing liabilities. Average interest-bearing liabilities increased by $31.8 million, or 0.5%, to $5.868 billion for the quarter ended June 30, 2009 from $5.837 billion for the quarter ended June 30, 2008. The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates which enabled the Company to reduce the rate of interest paid on all deposit products. The increase in liabilities resulted from an increase in deposits as the propensity to save increased dramatically on a national basis over the past year.
Net Interest Income
          Net interest income increased by $2.8 million, or 5.3%, to $56.4 million for the quarter ended June 30, 2009 from $53.6 million for the quarter ended June 30, 2008. This increase in net interest income was attributable to the factors discussed above. The Company’s net interest rate spread increased to 3.16% for the quarter ended June 30, 2009 from 3.03% for the quarter ended June 30, 2008, and the Company’s net interest margin increased to 3.44% for the quarter ended June 30, 2009 from 3.34% for the quarter ended June 30, 2008.
Provision for Loan Losses
          The provision for loan losses increased by $8.3 million, or 245.7%, to $11.7 million for the quarter ended June 30, 2009 from $3.4 million for the quarter ended June 30, 2008. This increase is primarily a result of increasing the reserve percentages used to calculate the provision for losses due to deteriorating economic factors and the specific reserves on six loans to different borrowers along with an increase in troubled loans. Increasing the reserve percentages resulted in an increase in the provision for loan losses of $5.2 million. The increases were made based on historical loss history, delinquency trends and geographical loan stratification. A specific reserve was increased by $764,000, resulting in reserves of $951,000, or 50% of the outstanding loan balance, for a loan secured by a strip mall in the state of Indiana. A specific reserve was increased by $855,000, resulting in reserves of $1.8 million, or 53.3% of the outstanding loan balance, for a loan secured by a housing development in Delaware. A specific reserve of $574,000 was established for a property taken into REO located in northern Virginia. Specific reserves of $696,000 were established for two real estate properties located in northern Florida.
          Loans with payments 90 days or more delinquent increased to $122.6 million at June 30, 2009 from $69.0 million at June 30, 2008. In determining the amount of the current period provision, the Company considered the deteriorating economic conditions in our markets, including increases in unemployment and bankruptcy filings, and declines in real estate values. Net loan charge-offs remained constant at $2.4 million for the quarters ended June 30, 2009 and 2008. Annualized net charge-offs to average loans remained constant at 19 basis points for the quarters ended June 30, 2009 and 2008. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
          Noninterest income increased by $175,000, or 1.5%, to $12.0 million for the quarter ended June 30, 2009 from $11.8 million for the quarter ended June 30, 2008. Service charges and fees increased by $123,000, or 1.5%, to $8.3 million for the quarter ended June 30, 2009 from $8.2 million for the quarter ended June 30, 2008, insurance commission income increased by $176,000, or 30.2%, to $759,000 for the quarter ended June 30, 2009 from $583,000 for the quarter ended June 30, 2008, mortgage banking income increased by $1.7 million, or 507.9%, to $2.0 million for the quarter ended June 30, 2009 from $329,000 for the quarter ended June 30, 2008 and the Company recovered $1.3 million of previously written-down servicing assets. Offsetting these increases, trust and other financial services income decreased by $278,000, or 15.6%, to $1.5 million for the quarter ended June 30, 2009 from $1.8 million for the quarter ended June 30, 2008 and the Company recorded investment impairment charges of $4.3 million for the quarter ended June 30, 2009 compared to $1.2 million for the quarter ended June 30, 2008. Services charges and fees increased as a result of overall growth of the Company’s accounts and services while insurance commission income increased as a result of more of the Company’s customers selecting insurance products when opening loan accounts. Mortgage banking income increased as a result of the Company selling loans into the secondary market for sizable gains due to an increase in the spread between mortgage interest rates and treasury securities of similar duration. Quarterly, the Company prepares a formal valuation of mortgage servicing assets. During 2008, the valuations caused the Company to record a valuation allowance of $2.3 million as declining mortgage rates decreased the carrying value of the servicing assets. As mortgages rates have increased during the current year the carrying value has recovered and the Company has been able to reverse a portion of valuation allowance. As of June 30, 2009, the Company has a valuation allowance remaining of $1.0 million. Trust and other financial services income decreased as result of a decrease in assets under management. Assets under management decreased because of losses in the market values of the assets. The majority of the Company’s trust and other financial services income is based on account balances. When the stock market recovers, the Company expects to see a corresponding recovery in trust and other financial services income. The Company recorded investment impairment on three private label collateralized mortgage obligations (“CMOs”) due to a deterioration in credit of the underlying collateral. These CMOs were purchased in 2005.
Noninterest Expense
          Noninterest expense increased by $5.5 million, or 13.3%, to $47.0 million for the quarter ended June 30, 2009 from $41.5 million for the same quarter in the prior year. The largest increases were in advertising and FDIC insurance premiums, while amortization of intangibles decreased. Advertising expense increased by $585,000, or 40.9%, to $2.0 million for the quarter ended June 30, 2009 from $1.4 million for the quarter ended June 30, 2008. This increase is primarily a result of publicizing the Company’s recognition as one of Forbes.com’s 100 Most Trustworthy Companies. FDIC insurance premiums increased by $4.2 million, or 407.6%, to $5.2 million for the quarter ended June 30, 2009 from $1.0 million for the quarter ended June 30, 2008. This increase is a result of the Company offsetting 2008 FDIC insurance premiums with credits available and the FDIC’s special assessment which was levied on all banks as of June 30, 2009 and for which Northwest recorded an expense of $3.3 million.
Income Taxes
          The provision for income taxes for the quarter ended June 30, 2009 decreased by $3.7 million, or 61.0%, compared to the same period last year. This decrease in income tax is primarily a result of a decrease in income before income taxes of $10.8 million, or 52.9%. The Company’s effective tax rate for the quarter ended June 30, 2009 was 24.4% compared to 29.5% experienced in the same quarter last year.
Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008
          Net income for the six months ended June 30, 2009 was $19.6 million, or $0.40 per diluted share, a decrease of $7.5 million, or 27.6%, from $27.1 million, or $0.56 per diluted share, for the same period last year. The decrease in net income resulted primarily from an increase in the provision for loan losses of $11.8 million, an increase in FDIC insurance of $5.2 million, a write-down of an REO property located in Florida of $3.9 million, an increase in investment impairment of $2.8 million, an increase in compensation and employee benefits of $1.7 million and an increase in processing expenses of $1.3 million. These items were partially offset by an increase in net interest income of $12.5 million, an increase in mortgage banking income of $3.1 million, a recovery of previously written down servicing assets of $1.3 million, a decrease in amortization of intangible assets of $916,000 and a decrease in loss on early extinguishment of debt of $705,000. A discussion of each significant change follows.
          Annualized, net income for the six months ended June 30, 2009 represents a 6.26% and 0.56% return on average equity and return on average assets, respectively, compared to 8.72% and 0.79% for the same period last year.
Interest Income
          Total interest income decreased by $9.9 million, or 5.1%, to $183.8 million due to a decrease in the average yield earned on interest earning assets, which was partially offset by an increase in the average balance of interest earning assets. The average yield on interest earning assets decreased to 5.63% for the six-month period ended June 30, 2009 from 6.10% for the six-month period ended June 30, 2008. The average yield on all categories of interest earning assets decreased from the previous period. Average interest earning assets increased by $192.0 million, or 3.0%, to $6.516 billion for the six-month period ended June 30, 2009 from $6.324 billion for the six-month period ended June 30, 2008.

          Interest income on loans decreased by $646,000, or 0.4%, to $160.8 million for the six-month period ended June 30, 2009, from $161.4 million for the six-month period ended June 30, 2008. The average yield on loans receivable decreased to 6.18% for the six-month period ended June 30, 2009 from 6.55% for the six-month period ended June 30, 2008. The decrease in average yield is primarily attributable to the Company’s variable rate loans adjusting downward as prime and short-term interest rates decreased as well as the origination of new loans in a generally lower interest rate environment. This decrease in average yield was partially offset by an increase in the average balance of loans receivable. Average loans receivable increased by $286.4 million, or 5.8%, to $5.194 billion for the six-month period ended June 30, 2009 from $4.908 billion for the six-month period ended June 30, 2008. This increase is primarily attributable to continued strong loan demand throughout the Company’s market area. The Company had loan originations of $1.116 billion for the six-month period ended June 30, 2009 compared to $991.7 million for the six-month period ended June 30, 2008.
          Interest income on mortgage-backed securities decreased by $2.4 million, or 14.4%, to $14.3 million for the six-month period ended June 30, 2009 from $16.7 million for the six-month period ended June 30, 2008. This decrease is primarily the result of a decrease in the average yield earned, which decreased to 4.01% for the six-month period ended June 30, 2009 from 4.84% for the six-month period ended June 30, 2008. This decrease in yield was partially offset by an increase in the average balance, which increased by $22.9 million, or 3.3%, to $711.8 million for the six-month period ended June 30, 2009 from $688.9 million for the six-month period ended June 30, 2008.
          Interest income on investment securities decreased by $4.5 million, or 34.6%, to $8.6 million for the six-month period ended June 30, 2009 from $13.1 million for the six-month period ended June 30, 2008. This decrease is due to a decrease in the average balance, which decreased by $131.5 million, or 26.2%, to $370.9 million for the six-month period ended June 30, 2009 from $502.4 million for the six-month period ended June 30, 2008 and a decrease in the average yield, which decreased to 4.61% for the six-month period ended June 30, 2009 from 4.92% for the six month period ended June 30, 2008. The average balance and average yield decreased for the same reasons discussed during the quarterly change analysis.
          During the fourth quarter of 2008, the FHLB of Pittsburgh suspended the dividends paid on member owned stock. This suspension was due to concern over the FHLB of Pittsburgh’s capital position as a result of possible impairment on certain non-agency mortgage-backed securities. As a result, dividends on FHLB of Pittsburgh stock decreased to zero for the six-month period ended June 30, 2009 from $717,000 for the six-month period ended June 30, 2008.
          Interest income on interest-earning deposits decreased by $2.3 million, or 93.5%, to $162,000 for the six-month period ended June 30, 2009 from $2.5 million for the six-month period ended June 30, 2008. The average balance decreased by $9.9 million, or 5.3%, to $175.4 million for the six-month period ended June 30, 2009 from $185.3 for the six-month period ended June 30, 2008. The average yield decreased to 0.18% from 2.68% as a result of decreases in the overnight federal funds rate.
Interest Expense
          Interest expense decreased by $22.4 million, or 24.5%, to $69.4 million for the six-month period ended June 30, 2009 from $91.8 million for the six-month period ended June 30, 2008. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 2.39% from 3.21%, which was partially offset by an increase in the average balance of interest-bearing liabilities. Average interest-bearing liabilities increased by $96.8 million, or 1.7%, to $5.848 billion for the six-month period ended June 30, 2009 from $5.751 billion for the six-month period ended June 30, 2008. The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates which enabled the Company to reduce the rate of interest paid on all deposit products. The increase in liabilities resulted from an increase in deposits as the national savings rate increased in response to deteriorating economic conditions and a general loss of wealth due to weaknesses in the financial markets.
Net Interest Income
          Net interest income increased by $12.5 million, or 12.3%, to $114.4 million for the six-month period ended June 30, 2009 from $101.9 million for the six-month period month ended June 30, 2008. This increase in net interest income was attributable to the factors discussed above. The Company’s net interest rate spread increased to 3.24% for the six-month period ended June 30, 2009 from 2.89% for the six-month period ended June 30, 2008, and the Company’s net interest margin increased to 3.51% for the six-months ended June 30, 2009 from 3.23% for the six-month period ended June 30, 2008.
Provision for Loan Losses
          The provision for loan losses increased by $11.8 million, or 207.9%, to $17.5 million for the six-month period ended June 30, 2009 from $5.7 million for the six-month period ended June 30, 2008. In addition to the increases in specific reserves and changes in reserve factors discussed previously in the analysis of quarterly changes, this increase is a result of increasing the specific reserve by $1.8 million on a loan for $2.7 million to a transportation/ automobile sales company resulting in reserves totaling $2.4 million. Loans with payments 90 days or more delinquent have increased to $122.6 million at June 30, 2009 from $69.0 million at June 30, 2008. In determining the amount of the current period provision, the Company considered the deteriorating economic conditions in our markets, including increases in unemployment and bankruptcy filings, and declines in real estate values. Net loan charge-offs increased by $1.5 million, or 35.6%, to $5.7 million for the six-month period ended June 30, 2009 from $4.2 million for the six-month period ended June 30, 2008. Annualized net charge-offs to average loans increased to 22 basis points for the six-month period ended June 30, 2009 from 17 basis points for the six-month period ended June 30, 2008. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
          Noninterest income decreased by $3.3 million, or 13.6%, to $21.5 million for the six-month period ended June 30, 2009 from $24.8 million for the six-month period ended June 30, 2008. Net impairment losses increased by $2.8 million, or 191.4%, to $4.3 million for the six-month period ended June 30, 2009 from $1.5 million for the six-month period ended June 30, 2008, net gain on sale of investments decreased by $691,000, or 71.2%, to $280,000 for the six-month period ended June 30, 2009 from $971,000 for the six-month period ended June 30, 2008, trust and other financial services income decreased by $678,000, or 19.2%, to $2.9 million for the six-month period ended June 30, 2009 from $3.5 million for the six-month period ended June 30, 2008, REO write-downs increased by $3.5 million, to $3.9 million for the six-month period ended June 30, 2009 from $341,000 for the six-month period ended June 30, 2008 and other operating income decreased by $448,000, or 20.9%, to $1.7 million for the six-month period ended June 30, 2009 from $2.1 million for the six-month period ended June 30, 2008. Partially offsetting these decreases, mortgage banking income increased by $3.1 million, or 455.0%, to $3.7 million for the six-month period ended June 30, 2009 from $671,000 for the six-month period ended June 30, 2008 and the non-cash fair value of servicing assets increased by $1.4 million for the six-month period ended June 30, 2009.

Noninterest Expense
          Noninterest expense increased by $7.4 million, or 8.8%, to $91.3 million for the six-month period ended June 30, 2009 from $83.9 million for the same period in the prior year. The largest increases were in Compensation and employee benefits, processing expenses, advertising and FDIC insurance premiums, while amortization of intangibles and loss on early extinguishment of debt decreased. Compensation and employee benefits increased by $1.7 million, or 3.8%, to $46.7 million for the six-month period ended June 30, 2009 from $45.0 million for the six-month period ended June 30, 2008. This increase is primarily a result of increased pension expense. Processing expenses increased by $1.3 million, or 15.1%, to $10.3 million for the six-month period ended June 30, 2009 from $8.9 million for the six-month period ended June 30, 2008. This increase is primarily a result of the Company’s continued implementation of new technology, including the deployment of a new customer service platform. Advertising expense increased by $535,000, or 22.2%, to $2.9 million for the six-month period ended June 30, 2009 from $2.4 million for the six-month period ended June 30, 2008. This increase is a result of publicizing the Company’s recognition as one of Forbes.com’s 100 Most Trustworthy Companies. FDIC insurance premiums increased by $5.3 million, or 283.3%, to $7.1 million for the six-month period ended June 30, 2009 from $1.8 million for the six-month period ended June 30, 2008. This increase is a result of the Company offsetting 2008 FDIC insurance premiums with credits available and the FDIC’s special assessment levied on all banks as of June 30, 2009. The Company’s FDIC’s special assessment was $3.3 million.
Income Taxes
          The provision for income taxes for the six-month period ended June 30, 2009 decreased by $2.6 million, or 25.7%, compared to the same period last year. This decrease in income tax is primarily a result of a decrease in income before income taxes of $10.1 million, or 27.1%. The Company’s effective tax rate for the six-month period ended June 30, 2009 was 27.5% compared to 27.0% experienced in the same period last year.

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

	Three months ended June 30,
	2009			2008
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (g)	Balance	Interest	Cost (g)
ASSETS:
Interest earning assets:
Loans (a) (b) (includes FTE adjustments of $415 and $395, respectively)	$5,180,219	80,307	6.17%	4,957,008	81,078	6.51%
Mortgage-backed securities (c)	685,930	6,873	4.01%	802,465	9,514	4.74%
Investment securities (c) (d) (includes FTE adjustments of $1,469 and $1,630, respectively)	355,960	5,546	6.23%	482,682	7,568	6.27%
FHLB stock	63,143	—	0.00%	45,648	306	2.68%
Other interest earning deposits	273,924	123	0.18%	139,500	710	2.01%

Total interest earning assets (includes FTE adjustments of $1,884 and $2,025, respectively)	6,559,176	92,849	5.64%	6,427,303	99,176	6.15%
Noninterest earning assets (e)	483,632			508,488

TOTAL ASSETS	7,042,808			6,935,791

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	834,007	1,605	0.77%	783,099	2,303	1.18%
Now accounts	745,657	741	0.40%	748,735	1,578	0.85%
Money market demand accounts	729,613	2,272	1.25%	738,252	3,363	1.83%
Certificate accounts	2,537,422	19,828	3.13%	2,830,805	29,207	4.15%
Borrowed funds (f)	913,512	8,656	3.79%	627,431	5,837	3.74%
Debentures	108,249	1,459	5.33%	108,295	1,135	4.14%

Total interest bearing liabilities	5,868,460	34,561	2.36%	5,836,617	43,423	2.99%
Noninterest bearing liabilities	543,500			477,733

Total liabilities	6,411,960			6,314,350
Shareholders’ equity	630,848			621,441

TOTAL LIABILITIES AND EQUITY	$7,042,808			6,935,791

Net interest income/ Interest rate spread		58,288	3.28%		55,753	3.15%

Net interest earning assets/ Net interest margin	$690,716		3.56%	590,686		3.47%

Ratio of interest earning assets to interest bearing liabilities	1.12X			1.10X

(a)	Average gross loans include loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include Fannie Mae and FHLMC stock.

(e)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(f)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

(g)	Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 6.13% and 6.48%; respectively, Investment securities — 4.58% and 4.92%; respectively, interest-earning assets — 5.52% and 6.02%; respectively. GAAP basis net interest rate spreads were 3.16% and 3.03%, respectively and GAAP basis net interest margins were 3.44% and 3.34%, respectively.

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
Three months ended June 30, 2009 and 2008

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(4,404)	3,633	(771)
Mortgage-backed securities	(1,366)	(1,275)	(2,641)
Investment securities	(42)	(1,980)	(2,022)
FHLB stock	(306)	—	(306)
Other interest-earning deposits	(1,271)	684	(587)

Total interest-earning assets	(7,389)	1,062	(6,327)

Interest-bearing liabilities:
Savings accounts	(848)	150	(698)
Now accounts	(830)	(7)	(837)
Money market demand accounts	(1,062)	(29)	(1,091)
Certificate accounts	(6,755)	(2,624)	(9,379)
Borrowed funds	104	2,715	2,819
Debentures	324	—	324

Total interest-bearing liabilities	(9,067)	205	(8,862)

Net change in net interest income	$1,678	857	2,535

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

	Six months ended June 30,
	2009			2008
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (g)	Balance	Interest	Cost (g)
ASSETS:
Interest earning assets:
Loans (a) (b) (includes FTE adjustments of $834 and $783, respectively)	$5,194,221	161,597	6.21%	4,907,866	162,478	6.58%
Mortgage-backed securities (c)	711,842	14,278	4.01%	688,911	16,684	4.84%
Investment securities (c) (d) (includes FTE adjustments of $3,047 and $3,241, respectively)	370,922	11,603	6.26%	502,370	15,611	6.21%
FHLB stock	63,143	—	0.00%	39,174	717	3.66%
Other interest earning deposits	175,431	162	0.18%	185,255	2,506	2.68%

Total interest earning assets (includes FTE adjustments of $3,881 and $4,024, respectively)	6,515,559	187,640	5.75%	6,323,576	197,996	6.23%
Noninterest earning assets (e)	496,152			497,741

TOTAL ASSETS	7,011,711			6,821,317

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	812,396	3,058	0.76%	767,551	4,529	1.19%
Now accounts	727,614	1,547	0.43%	737,138	3,714	1.01%
Money market demand accounts	717,288	4,795	1.35%	721,558	8,628	2.40%
Certificate accounts	2,504,253	39,683	3.20%	2,913,135	62,410	4.31%
Borrowed funds (f)	977,856	17,355	3.57%	503,179	9,740	3.89%
Debentures	108,249	2,949	5.42%	108,303	2,789	5.09%

Total interest bearing liabilities	5,847,656	69,387	2.39%	5,750,864	91,810	3.21%
Noninterest bearing liabilities	538,188			449,991

Total liabilities	6,385,844			6,200,855
Shareholders’ equity	625,867			620,462

TOTAL LIABILITIES AND EQUITY	$7,011,711			6,821,317

Net interest income/ Interest rate spread		118,253	3.36%		106,186	3.02%

Net interest earning assets/ Net interest margin	$667,903		3.63%	572,712		3.36%

Ratio of interest earning assets to interest bearing liabilities	1.11X			1.10X

(a)	Average gross loans include loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include Fannie Mae and FHLMC stock.

(e)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(f)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

(g)	Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 6.18% and 6.55%; respectively, Investment securities — 4.61% and 4.92%; respectively, interest-earning assets — 5.63% and 6.10%; respectively. GAAP basis net interest rate spreads were 3.24% and 2.89%, respectively and GAAP basis net interest margins were 3.51% and 3.23%, respectively.

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
Six months ended June 30, 2009 and 2008

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(10,302)	9,421	(881)
Mortgage-backed securities	(2,961)	555	(2,406)
Investment securities	104	(4,112)	(4,008)
FHLB stock	(717)	—	(717)
Other interest-earning deposits	(2,266)	(78)	(2,344)

Total interest-earning assets	(16,142)	5,786	(10,356)

Interest-bearing liabilities:
Savings accounts	(1,735)	264	(1,471)
Now accounts	(2,128)	(39)	(2,167)
Money market demand accounts	(3,782)	(51)	(3,833)
Certificate accounts	(15,033)	(7,694)	(22,727)
Borrowed funds	(1,568)	9,183	7,615
Debentures	176	(16)	160

Total interest-bearing liabilities	(24,070)	1,647	(22,423)

Net change in net interest income	$7,928	4,139	12,067

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As the holding company for a savings bank, one of the Company’s primary market risks is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company’s interest sensitive deposits typically have repricing periods or maturities of short duration, the Company has attempted to limit its exposure to interest sensitivity by borrowing funds with fixed-rates and longer maturities and by shortening the maturities of its assets by emphasizing the origination of short-term fixed rate consumer loans, and adjustable rate mortgage loans and commercial loans. The Company also continues to originate and sell a portion of its long-term, fixed-rate mortgage loans. In addition, the Company has purchased shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.
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

          The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at June 30, 2009 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2009 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%

Projected percentage increase/ (decrease) in net income	10.2%	11.6%	3.6%	(0.7)%
Projected increase/ (decrease) in return on average equity	0.8%	0.9%	0.3%	(0.1)%
Projected increase/ (decrease) in earnings per share	$0.11	$0.12	$0.04	$0.01
Projected percentage increase/ (decrease) in market value of equity	(4.2)%	(10.2)%	(3.4)%	(9.9)%
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

Item 1A. Risk Factors
          In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings
          On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $3.3 million during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.
We Hold Certain Intangible Assets that Could Be Classified as Impaired in The Future. If These Assets Are Considered To Be Either Partially or Fully Impaired in the Future, Our Earnings and the Book Values of These Assets Would Decrease
          Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our shares of common stock or our regulatory capital levels.
A Legislative Proposal Has Been Introduced That Would Eliminate our Primary Federal Regulator, Require the Association to Convert to a National Bank or State Bank, and Require Northwest Bancorp, MHC and the Company to Become Bank Holding Companies
          The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure. The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge the Office of Thrift Supervision and the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator.

          If this proposal is enacted, Northwest Bancorp, MHC and the Company would become bank holding companies subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as opposed to the Office of Thrift Supervision. The Federal Reserve has historically looked to Office of Thrift Supervision regulations in its regulation of mutual holding companies and processing of mutual holding company applications; however, it is not obligated to follow such regulations. One important Office of Thrift Supervision regulation that the Federal Reserve does not follow relates to the ability of mutual holding companies to waive the receipt of dividends declared on the common stock of their stock holding company or savings bank subsidiaries. While Office of Thrift Supervision regulations permit mutual holding companies to waive the receipt of dividends, subject to filing a notice with the Office of Thrift Supervision and receiving its non-objection, the Federal Reserve’s current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized. Moreover, Office of Thrift Supervision regulations provide that it will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form. If the Office of Thrift Supervision is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Northwest Bancorp, MHC would not be permitted to waive the receipt of dividends declared by the Company. This may have an adverse impact on our ability to pay dividends and, consequently, the value of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The following table discloses information regarding the Company’s repurchases of shares of common stock during the quarter ending June 30, 2009:

			Total number of	Maximum number
			shares purchased as	of shares yet
			part of a publicly	to be purchased
	Number of shares	Average price	announced repurchase	under the plan
Month	purchased	paid per share	plan (1)	(1)

April	—	$—	—	1,273,600

May	—	—	—	1,273,600

June	—	—	—	1,273,600

	—	$—

(1)	Includes programs announced in June 2007 (273,600 shares remaining) and April 20, 2009 (1,000,000 shares remaining). Neither plan has an expiration date.
Item 3. Defaults Upon Senior Securities
          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its Annual Meeting of Shareholders on April 22, 2009

(b)	The name of each director elected at the Annual Meeting is as follows:
Richard L. Carr
John M. Bauer
Philip M. Tredway
The name of each director whose term of office continued after the Annual Meeting is as follows:
Robert G. Ferrier
Richard E. McDowell
Joseph F. Long
William J. Wagner
Thomas K. Creal, III
A. Paul King
(c)	The following matters were voted upon at the Annual Meeting:
(i)	Election of three directors of the Company:

	For	Withheld
Richard L. Carr	43,669,572	951,236
John M. Bauer	43,704,843	915,965
Philip M. Tredway	43,710,267	910,541
(ii)	Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

For	44,429,587
Against	107,680
Abstain	83,541
Broker non-votes	0
Item 5. Other Information
          Not applicable.
Item 6. Exhibits
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signature
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCORP, INC. (Registrant)
Date: August 10, 2009	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller (Duly Authorized Officer and Principal Accounting Officer of the Registrant)