Form 10-Q
period 2009-09-30
NORTHWEST BANCORP INC
filed 2009-11-09
CIK 1042064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
     Common Stock ($0.10 par value) 48,607,046 shares outstanding as of October 31, 2009

NORTHWEST BANCORP, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$60,308	55,815
Interest-earning deposits in other financial institutions	219,227	16,795
Federal funds sold and other short-term investments	631	7,312
Marketable securities available-for-sale (amortized cost of $1,111,234 and $1,144,435)	1,126,430	1,139,170

Total cash and investments	1,406,596	1,219,092

Loans held for sale	17,871	18,738

Mortgage loans — one- to four- family	2,308,948	2,447,506
Home equity loans	1,041,912	1,013,876
Consumer loans	291,015	289,602
Commercial real estate loans	1,177,722	1,071,182
Commercial business loans	380,128	355,917

Total loans	5,217,596	5,196,821
Allowance for loan losses	(67,775)	(54,929)

Total loans, net	5,149,821	5,141,892

Federal Home Loan Bank stock, at cost	63,143	63,143
Accrued interest receivable	26,508	27,252
Real estate owned, net	19,838	16,844
Premises and equipment, net	123,511	115,842
Bank owned life insurance	127,075	123,479
Goodwill	171,363	171,363
Mortgage servicing assets	8,201	6,280
Other intangible assets	5,024	7,395
Other assets	30,961	37,659

Total assets	$7,132,041	6,930,241

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$448,853	394,011
Interest-bearing demand deposits	744,596	706,120
Savings deposits	1,609,404	1,480,620
Time deposits	2,584,979	2,457,460

Total deposits	5,387,832	5,038,211

Borrowed funds	896,644	1,067,945
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	108,254
Advances by borrowers for taxes and insurance	13,140	26,190
Accrued interest payable	4,627	5,194
Other liabilities	73,784	70,663

Total liabilities	6,479,121	6,316,457

Shareholders’ equity:
Preferred stock, $0.10 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.10 par value: 500,000,000 shares authorized, 51,266,340 and 51,244,974 issued, respectively	5,127	5,124
Paid-in capital	219,831	218,332
Retained earnings	511,792	490,326
Accumulated other comprehensive loss	(14,407)	(30,575)
Treasury stock, at cost, 2,742,800 shares	(69,423)	(69,423)

	652,920	613,784

Total liabilities and shareholders’ equity	$7,132,041	6,930,241

See accompanying notes to consolidated financial statements — unaudited

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans receivable	$79,637	82,113	240,400	243,522
Mortgage-backed securities	6,580	9,180	20,858	25,864
Taxable investment securities	1,242	2,660	4,138	9,726
Tax-free investment securities	2,716	3,200	8,376	9,221
Interest-earning deposits	253	208	415	2,714

Total interest income	90,428	97,361	274,187	291,047

Interest expense:
Deposits	23,472	30,521	72,555	109,802
Borrowed funds	10,114	9,298	30,418	21,827

Total interest expense	33,586	39,819	102,973	131,629

Net interest income	56,842	57,542	171,214	159,418
Provision for loan losses	9,830	6,950	27,347	12,639

Net interest income after provision for loan losses	47,012	50,592	143,867	146,779

Noninterest income:
Impairment losses on securities	(3,727)	(10,879)	(12,417)	(12,351)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	2,836	—	7,236	—

Net impairment losses	(891)	(10,879)	(5,181)	(12,351)
Gain on sale of investments, net	97	2,867	377	3,838
Service charges and fees	8,883	8,749	24,867	24,540
Trust and other financial services income	1,496	1,696	4,349	5,227
Insurance commission income	731	594	2,039	1,757
Loss on real estate owned, net	(62)	(98)	(3,934)	(439)
Income from bank owned life insurance	1,208	1,215	3,596	3,584
Mortgage banking income	1,168	147	4,892	818
Non-cash recovery of servicing assets	160	—	1,550	—
Other operating income	1,195	819	2,886	2,958

Total noninterest income	13,985	5,110	35,441	29,932

Noninterest expense:
Compensation and employee benefits	23,292	22,755	69,957	67,721
Premises and occupancy costs	5,319	5,481	16,521	16,524
Office operations	3,270	3,532	9,575	10,052
Processing expenses	5,221	4,872	15,483	13,791
Advertising	2,102	1,176	5,046	3,585
Federal deposit insurance premiums	2,381	1,020	6,161	2,864
FDIC special assessment	—	—	3,288	—
Professional services	668	584	1,899	1,914
Amortization of other intangible assets	701	953	2,371	3,539
Loss on early extinguishment of debt	—	—	—	705
Other expenses	2,033	2,366	5,956	5,959

Total noninterest expense	44,987	42,739	136,257	126,654

Income before income taxes	16,010	12,963	43,051	50,057

Federal and state income taxes	3,956	3,140	11,404	13,170

Net income	$12,054	9,823	31,647	36,887

Basic earnings per share	$0.25	0.20	0.65	0.76

Diluted earnings per share	$0.25	0.20	0.65	0.76

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Three months ended September 30, 2008	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at June 30, 2008	48,467,950	$5,121	216,142	477,110	(6,199)	(69,423)	622,751

Comprehensive income:
Net income	—	—	—	9,823	—	—	9,823
Change in fair value of interest rate swaps, net of tax of $228	—	—	—	—	584	—	584
Change in unrealized loss on securities, net of tax of ($4,575)	—	—	—	—	(7,156)	—	(7,156)

Total comprehensive income	—	—	—	9,823	(6,572)	—	3,251

Exercise of stock options	20,036	2	264	—	—	—	266

Stock-based compensation expense	—	—	461	—	—	—	461

Dividends paid ($0.22 per share)	—	—	—	(3,943)	—	—	(3,943)

Ending balance at September 30, 2008	48,487,986	$5,123	216,867	482,990	(12,771)	(69,423)	622,786

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Three months ended September 30, 2009	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at June 30, 2009	48,516,887	$5,126	219,335	503,692	(26,195)	(69,423)	632,535

Comprehensive income:
Net income	—	—	—	12,054	—	—	12,054
Change in fair value of interest rate swaps, net of tax of $755	—	—	—	—	(1,401)	—	(1,401)
Change in unrealized loss on securities, net of tax of $(8,094)	—	—	—	—	15,032	—	15,032
Other-than-temporary impairment on securities recorded in other comprehensive income, net of tax of $993	—	—	—	—	(1,843)	—	(1,843)

Total comprehensive income	—	—	—	12,054	11,788	—	23,842

Exercise of stock options	6,653	1	47	—	—	—	48

Stock-based compensation expense	—	—	449	—	—	—	449

Dividends paid ($0.22 per share)	—	—	—	(3,954)	—	—	(3,954)

Ending balance at September 30, 2009	48,523,540	$5,127	219,831	511,792	(14,407)	(69,423)	652,920

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Nine months ended September 30, 2008	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at December 31, 2007	48,580,309	$5,119	214,606	458,425	816	(66,088)	612,878

Effects of changing pension plan measurement date pursuant to new accounting standards	—	—	—	(499)	572	—	73

December 31, 2007 balance, as adjusted	48,580,309	5,119	214,606	457,926	1,388	(66,088)	612,951

Comprehensive income:
Net income	—	—	—	36,887	—	—	36,887
Change in fair value of interest rate swaps, net of tax of $228	—	—	—	—	584	—	584
Change in unrealized loss on securities, net of tax of ($9,426)	—	—	—	—	(14,743)	—	(14,743)

Total comprehensive income	—	—	—	36,887	(14,159)	—	22,728

Exercise of stock options	39,677	4	505	—	—	—	509

Stock-based compensation expense	—	—	1,756	—	—	—	1,756

Purchase of treasury stock	(132,000)	—	—	—	—	(3,335)	(3,335)

Dividends paid ($0.66 per share)	—	—	—	(11,823)	—	—	(11,823)

Ending balance at September 30, 2008	48,487,986	$5,123	216,867	482,990	(12,771)	(69,423)	622,786

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Nine months ended September 30, 2009	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at December 31, 2008	48,502,174	$5,124	218,332	490,326	(30,575)	(69,423)	613,784

Cumulative effect of change in accounting principle	—	—	—	1,676	(1,676)	—	—

Comprehensive income:
Net income	—	—	—	31,647	—	—	31,647
Change in fair value of interest rate swaps, net of tax of $(1,962)	—	—	—	—	3,644	—	3,644
Change in unrealized loss on securities, net of tax of $(10,179)	—	—	—	—	18,903	—	18,903
Other-than-temporary impairment on securities recorded in other comprehensive income, net of tax of $2,533	—	—	—	—	(4,703)	—	(4,703)

Total comprehensive income	—	—	—	31,647	17,844	—	49,491

Exercise of stock options	21,366	3	161	—	—	—	164

Stock-based compensation expense	—	—	1,338	—	—	—	1,338

Dividends paid ($0.66 per share)	—	—	—	(11,857)	—	—	(11,857)

Ending balance at September 30, 2009	48,523,540	$5,127	219,831	511,792	(14,407)	(69,423)	652,920

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine months ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net Income	$31,647	36,887
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	27,347	12,639
Net (gain)/ loss on sale of assets	(4,877)	(1,497)
Net gain on Visa Inc. share redemption	—	(672)
Net depreciation, amortization and accretion	13,029	12,173
Increase in other assets	(7,110)	(9,301)
Increase in other liabilities	8,161	12,882
Net amortization of premium/ (discount) on marketable securities	(2,922)	(5,279)
Deferred income tax expense	399	116
Noncash impairment losses on investment securities	5,181	12,351
Noncash impairment of REO	3,862	—
Origination of loans held for sale	(507,373)	(171,267)
Proceeds from sale of loans held for sale	512,927	159,637
Noncash compensation expense related to stock benefit plans	1,338	1,756

Net cash provided by operating activities	81,609	60,425

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(213,789)	(422,964)
Proceeds from maturities and principal reductions of marketable securities available-for-sale	225,342	283,446
Proceeds from sale of marketable securities available-for-sale	22,346	49,172
Loan originations	(1,294,614)	(1,268,196)
Proceeds from loan maturities and principal reductions	1,243,032	972,882
Net purchase of FHLB stock	—	(25,967)
Proceeds from sale of real estate owned	4,740	5,418
Sale of real estate owned for investment, net	(247)	116
Purchase of premises and equipment	(16,760)	(12,289)

Net cash used in investing activities	(29,950)	(418,382)

NORTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Nine months ended
	September 30,
	2009	2008
FINANCING ACTIVITIES:
Increase/ (decrease) in deposits, net	$349,621	(403,881)
Proceeds from long-term borrowings	—	645,000
Repayments of long-term borrowings	(29,582)	(84,202)
Repayment of debentures	(5,155)	—
Net (decrease) /increase in short-term borrowings	(141,556)	60,209
Decrease in advances by borrowers for taxes and insurance	(13,050)	(7,249)
Cash dividends paid	(11,857)	(11,823)
Purchase of treasury stock	—	(3,335)
Proceeds from stock options exercised	164	509

Net cash provided by financing activities	148,585	195,228

Net increase/ (decrease) in cash and cash equivalents	$200,244	(162,729)

Cash and cash equivalents at beginning of period	$79,922	230,616
Net increase/ (decrease) in cash and cash equivalents	200,244	(162,729)

Cash and cash equivalents at end of period	$280,166	67,887

Cash and cash equivalents:
Cash and due from banks	$60,308	63,290
Interest-earning deposits in other financial institutions	219,227	1,104
Federal funds sold and other short-term investments	631	3,493

Total cash and cash equivalents	$280,166	67,887

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $61,279 and $105,566, respectively)	$103,540	130,257

Income taxes	$17,304	17,313

Non-cash activities:
Loans transferred to real estate owned	$11,668	5,887

Sale of real estate owned financed by the Company	$639	260

Loans transferred to held for investment from loans held for sale	$—	24,827

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
(1) Basis of Presentation and Informational Disclosures
     The Northwest group of companies, headquartered in Warren, Pennsylvania, is organized in a two-tier holding company structure. Northwest Bancorp, MHC, a federal mutual holding company regulated by the Office of Thrift Supervision (“OTS”), owns approximately 63% of the outstanding shares of common stock of Northwest Bancorp, Inc. (the “Company”). The Company, a federally-chartered savings and loan holding company, is also regulated by the OTS. The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”). Northwest is regulated by the FDIC and the Pennsylvania Department of Banking. At September 30, 2009, Northwest operated 170 community-banking offices throughout Pennsylvania, western New York, eastern Ohio, Maryland and southern Florida.
     On August 27, 2009, the Company announced that the Boards of Directors of Northwest Bancorp, MHC, the Company and Northwest Savings Bank have unanimously adopted a Plan of Conversion and Reorganization pursuant to which the Company will reorganize from two-tier mutual holding Company to the stock holding company structure and will undertake a “second-step” stock offering of new shares of Common Stock.
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
     The Company implemented the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) as of September 30, 2009 and authoritative accounting literature referencing has been updated to conform to the Codification. All of the content included in the Codification is considered authoritative. The Codification is not intended to amend Generally Accepted Accounting Principles in the United States (“GAAP”), but codifies previous accounting literature.
     Certain items previously reported have been reclassified to conform to the current period’s format. The reclassifications had no material effect on the Company’s financial condition or results of operations.
     The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
Stock-Based Compensation
     On February 18, 2009, the Company awarded employees 195,759 stock options and directors 24,000 stock options with an exercise price of $16.84 and a grant date fair value of $1.46 per stock option. Awarded stock options vest over a seven-year period beginning with the date of issuance. Stock-based compensation expense of $449,000 and $461,000 for the three months ended September 30, 2009 and 2008, respectively, and $1.3 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively, was recognized in compensation expense relating to the Company’s Recognition and Retention Plan (“RRP”) and stock option plans. At September 30, 2009 there was compensation expense of $1.4 million and $632,000 pertaining to awarded but unvested stock options and RRP stock awards, respectively, remaining to be recognized.

Income Taxes- Uncertain Tax Positions
     Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of September 30, 2009 the Company had no liability for unrecognized tax benefits.
     The Company recognizes interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income. The Company recognizes penalties (if any) in federal and state income taxes. There is no amount accrued for the payment of interest or penalties at September 30, 2009. With few exceptions, the Company is no longer subject to examinations by the Internal Revenue Service, or the Department of Revenue and Taxation in the states in which it conducts business for the tax years ended prior to December 31, 2006. The Company is currently under a regularly scheduled examination by the Internal Revenue Service for the year ended December 31, 2007.
Recently Issued Accounting Standards to be Adopted in Future Periods
     In December 2008, the FASB issued new ASC guidance included in “Compensation — Retirement Benefits”, which amends existing guidance, to require more detailed disclosures about the Company’s pension plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets consistent with fair value hierarchy model described in the ASC on “Fair Value Measurements and Disclosures”. The new guidance is effective for fiscal years ending after December 15, 2009 and will not have a material impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. SFAS No. 166 has not been included in the ASC; however, existing ASC guidance on “Transfers and Servicing” provides accounting and financial reporting rules for sales and servicing of financial assets, and for secured borrowing and collateral transactions. Existing guidance on “Transfers and Servicing” defines the criteria for determining whether a transfer of financial assets represents a sale of the assets or a collateralized borrowing arrangement. SFAS No. 166 amends the guidance on “Transfers and Servicing” to clarify many of the requirements to account for a transfer of financial assets as a sale and include additional disclosure requirements, among other things. The Company will be required to comply with the requirements of SFAS No. 166 on January 1, 2010. The Company is currently evaluating the impact of adopting SFAS No. 166 and does not anticipate the adoption to have a material impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 has not been included in the ASC and does not change many of the key principles for determining whether an entity is a variable interest entity consistent with the ASC on “Consolidation.” SFAS No. 166 does amend many important provisions of the existing guidance on “Consolidation.” This guidance will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 167 on the Company’s consolidated financial statements.
Subsequent Events
     Management has considered subsequent events through November 9, 2009, which is the date the Company issued its financial statements.

(2)	Business Segments
     The Company operates in two reportable business segments: Community Banking and Consumer Finance. The Community Banking segment provides services traditionally offered by full-service community banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and consumer loans, as well as brokerage and investment management and trust services. The Consumer Finance segment, which is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, operates 50 offices in Pennsylvania and offers personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through an intercompany borrowing relationship with Allegheny Services, Inc., a subsidiary of Northwest. Net income is the primary measure used by management to measure segment performance. The following tables provide financial information for these reportable segments. The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.
As of or for the three months ended:

	Community	Consumer
September 30, 2009 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$85,227	5,197	4	90,428
Intersegment interest income	822	—	(822)	—
Interest expense	32,163	823	600	33,586
Provision for loan losses	9,000	830	—	9,830
Noninterest income	13,421	549	15	13,985
Noninterest expense	41,964	2,904	119	44,987
Income tax expense (benefit)	3,995	494	(533)	3,956
Net income	12,348	695	(989)	12,054

Total assets	$6,999,884	116,152	16,005	7,132,041

	Community	Consumer
September 30, 2008 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$92,346	5,014	1	97,361
Intersegment interest income	1,183	—	(1,183)	—
Interest expense	38,669	1,239	(89)	39,819
Provision for loan losses	6,000	950	—	6,950
Noninterest income	4,512	565	33	5,110
Noninterest expense	39,862	2,774	103	42,739
Income tax expense (benefit)	3,290	256	(406)	3,140
Net income	10,220	360	(757)	9,823

Total assets	$6,776,139	115,038	3,432	6,894,609

*	Eliminations consist of intercompany loans, interest income and interest expense.

As of or for the nine months ended:

	Community	Consumer
September 30, 2009 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$258,895	15,277	15	274,187
Intersegment interest income	2,373	—	(2,373)	—
Interest expense	98,558	2,449	1,966	102,973
Provision for loan losses	25,000	2,347	—	27,347
Noninterest income	33,732	1,646	63	35,441
Noninterest expense	127,116	8,775	366	136,257
Income tax expense (benefit)	11,633	1,392	(1,621)	11,404
Net income	32,693	1,960	(3,006)	31,647

Total assets	$6,999,884	116,152	16,005	7,132,041

	Community	Consumer
September 30, 2008 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$275,806	15,238	3	291,047
Intersegment interest income	3,964	—	(3,964)	—
Interest expense	127,673	4,134	(178)	131,629
Provision for loan losses	10,000	2,639	—	12,639
Noninterest income	28,158	1,656	118	29,932
Noninterest expense	118,081	8,197	376	126,654
Income tax expense (benefit)	13,876	709	(1,415)	13,170
Net income	38,298	1,215	(2,626)	36,887

Total assets	$6,776,139	115,038	3,432	6,894,609

*	Eliminations consist of intercompany loans, interest income and interest expense.

(3) Investment securities and impairment of investment securities
     The following table shows the Company’s portfolio of investment securities at September 30, 2009 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$78	—	(1)	77

Debt issued by government sponsored enterprises:
Due in one year — five years	1,974	174	—	2,148
Due in five years — ten years	22,175	1,260	—	23,435
Due after ten years	52,525	3,658	(2)	56,181

Equity securities	954	405	(77)	1,282

Municipal securities:
Due in one year — five years	2,872	75	—	2,947
Due in five years — ten years	38,744	1,548	—	40,292
Due after ten years	208,558	6,886	(384)	215,060

Corporate debt issues:
Due in one year — five years	500	—	—	500
Due after ten years	27,176	165	(11,430)	15,911

Residential mortgage-backed securities:
Fixed rate pass-through	156,847	7,698	(5)	164,540
Variable rate pass-through	233,832	7,869	(238)	241,463
Fixed rate non-agency CMOs	20,486	—	(1,480)	19,006
Fixed rate agency CMOs	22,264	964	(4)	23,224
Variable rate non-agency CMOs	10,664	—	(2,284)	8,380
Variable rate agency CMOs	311,585	1,907	(1,508)	311,984

Total residential mortgage-backed securities	755,678	18,438	(5,519)	768,597

Total marketable securities available-for-sale	$1,111,234	32,609	(17,413)	1,126,430

     The following table shows the Company’s portfolio of investment securities at December 31, 2008 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$91	—	(3)	88

Debt issued by government sponsored enterprises:
Due in one year or less	2,985	50	—	3,035
Due in one year — five years	2,962	208	—	3,170
Due in five years — ten years	30,352	2,066	—	32,418
Due after ten years	61,494	8,712	(9)	70,197

Equity securities	954	160	—	1,114

Municipal securities:
Due in one year — five years	460	1	—	461
Due in five years — ten years	43,160	822	(86)	43,896
Due after ten years	224,996	2,707	(4,512)	223,191

Corporate debt issues:
Due after ten years	25,165	214	(9,418)	15,961

Residential mortgage-backed securities:
Fixed rate pass-through	186,659	6,447	(7)	193,099
Variable rate pass-through	276,121	3,136	(2,074)	277,183
Fixed rate non-agency CMOs	25,683	—	(2,938)	22,745
Fixed rate CMOs	34,436	445	(146)	34,735
Variable rate non-agency CMOs	17,069	—	(2,710)	14,359
Variable rate CMOs	211,848	48	(8,378)	203,518

Total residential mortgage-backed securities	751,816	10,076	(16,253)	745,639

Total marketable securities available-for-sale	$1,144,435	25,016	(30,281)	1,139,170

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

     The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2009 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$199	—	273	(3)	472	(3)
Municipal securities	1,749	(110)	9,453	(274)	11,202	(384)
Corporate issues	8,488	(6,070)	3,003	(5,360)	11,491	(11,430)
Equity securities	152	(77)	—	—	152	(77)
Residential mortgage-backed securities — non-agency	—	—	27,387	(3,764)	27,387	(3,764)
Residential mortgage-backed securities — agency	113,386	(1,231)	56,423	(524)	169,809	(1,755)

Total temporarily impaired securities	$123,974	(7,488)	96,539	(9,925)	220,513	(17,413)

     The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2008 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$—	—	1,094	(12)	1,094	(12)
Municipal securities	109,255	(4,598)	—	—	109,255	(4,598)
Corporate issues	8,618	(7,055)	2,573	(2,363)	11,191	(9,418)
Residential mortgage-backed securities — non-agency	15,256	(2,550)	21,848	(3,098)	37,104	(5,648)
Residential mortgage-backed securities — agency	269,831	(9,075)	58,256	(1,530)	328,087	(10,605)

Total temporarily impaired securities	$402,960	(23,278)	83,771	(7,003)	486,731	(30,281)

Corporate issues
     As of September 30, 2009, the Company had eight investments with a total book value of $8.4 million and total fair value of $3.0 million, where the book value exceeded the carrying value for more than 12 months. These investments were four single issuer trust preferred investments and four pooled trust preferred investments. The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer. In each case, the underlying issuer was “well-capitalized” for regulatory purposes and was a participant in the government’s TARP program. None of the issuers have deferred interest payments or announced the intention to defer interest payments, nor have any been downgraded. The Company believes the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads. The Company concluded the impairment of these investments was considered temporary. In making that determination, the Company also considered the duration and the severity of the losses. The pooled trust preferred investments were evaluated for other-than-temporary impairment considering duration and severity of the losses, actual cash flows, projected cash flows, performing collateral, the class of investment owned by the Company and the amount of additional defaults the structure could withstand prior to the investment experiencing a disruption in cash flows. None of these investments are projecting a cash flow disruption, nor have any of the securities experienced a cash flow disruption. One investment is projecting a decrease in cash flows from previous estimates. After evaluation, the impairment in three investments was considered temporary, while the impairment in one investment was considered other-than-temporary. Accordingly, the Company further evaluated this investment determining that $442,000 of the impairment was credit related impairment and $486,000 of the impairment was deemed non-credit related impairment.
     As of September 30, 2009, the Company had two investments with a total book value of $14.6 million and total fair value of $8.5 million, where the book value exceeded the carrying value for less than 12 months. The investments were pooled trust preferred investments which were evaluated for other-than-temporary impairment considering duration and severity of the losses, actual cash flows, projected cash flows, performing collateral, the class of securities owned by the Company and the amount of additional defaults the structure could withstand prior to the security experiencing a disruption in cash flows. Neither of these investments project cash flow disruption, nor have they experienced a cash flow disruption. Neither investment was downgraded during the quarter ended September 30, 2009. The Company concluded, based on all facts evaluated, the impairment of these investments was considered temporary.
     The following table provides class, book value, fair value and ratings information for the Company’s portfolio of corporate securities that have an unrealized loss as of September 30, 2009 (in thousands):

		Total
		Book	Fair	Unrealized	Moody’s/ Fitch
Description	Class	Value	Value	Losses	Ratings
North Fork Capital (1)	N/A	$1,009	423	(586)	Baa1/ BBB+
Bank Boston Capital Trust (2)	N/A	988	551	(437)	A2/BB
Reliance Capital Trust	N/A	1,000	855	(145)	Not rated
Huntington Capital Trust	N/A	1,419	582	(837)	Baa3/ BBB
MM Community Funding I	Mezzanine	558	72	(486)	Caa2/ CCC
MM Community Funding II	Mezzanine	389	40	(349)	Baa2/ BBB
I-PreTSL I	Mezzanine	1,500	240	(1,260)	Not rated/A-
I-PreTSL II	Mezzanine	1,500	239	(1,261)	Not rated/A-
PreTSL XIX	Senior A-1	8,911	5,104	(3,807)	A3/AAA
PreTSL XX	Senior A-1	5,647	3,385	(2,262)	Baa1/AAA

		$22,921	11,491	(11,430)

(1)	— North Fork Bank was acquired by Capital One Financial Corporation.

(2)	— Bank Boston was acquired by Bank of America.

The following table provides collateral information on pooled trust preferred securities included in the previous table as of September 30, 2009 (in thousands):

				Additional
				Immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description *	Collateral	and defaults	Collateral	shortfall
I-PreTSL I	$192,100	17,500	174,600	50,000
I-PreTSL II	378,000	—	378,000	140,000
PreTSL XIX	700,535	103,000	597,535	248,500
PreTSL XX	604,154	105,000	499,154	196,500

*	— similar information for the MM Community Funding I and II is not available.
Mortgage-backed securities
     Mortgage-backed securities include agency (FNMA, FHLMC and GNMA) mortgage-backed securities and non-agency collateralized mortgage obligations (“CMOs”). The Company reviews its portfolio of agency backed mortgage-backed securities quarterly for impairment. As of September 30, 2009, the Company believes that the impairment within its portfolio of agency mortgage-backed securities is temporary. As of September 30, 2009, the Company had 12 non-agency CMOs with a total book value of $31.2 million and a total fair value of $27.4 million. During the quarter ended September 30, 2009, the Company recognized other-than-temporary impairment of $449,000 related to two of these investments. After recognizing the other-than-temporary impairment, the Company’s book value on these investments was $9.0 million, with a fair value of $6.7 million. The Company determined how much of the impairment was credit related and noncredit related by analyzing cash flow estimates, estimated prepayment speeds, loss severity and conditional default rates. The Company considers the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists. The impairment on the other ten non-agency CMOs, with book value of $22.1 million and fair value of $20.7 million, were also reviewed considering the severity and length of impairment. After this review, the Company determined that the impairment on these securities was temporary.

     The following table shows issuer specific information, book value, fair value, unrealized losses and other-than-temporary impairment recorded in earnings for the Company’s portfolio of non-agency CMOs as of September 30, 2009 (in thousands):

	Total			Impairment
	Book	Fair	Unrealized	recorded in
Description	Value	Value	Losses	earnings
AMAC 2003-6 2A2	$1,133	1,127	(6)	—
AMAC 2003-6 2A8	2,344	2,338	(6)	—
AMAC 2003-7 A3	1,301	1,282	(19)	—
BOAMS 2005-11 1A8	5,780	5,517	(263)	—
CWALT 2005-J14 A3	6,659	5,502	(1,157)	(349)
CFSB 2003-17 2A2	1,793	1,765	(28)	—
WAMU 2003-S2 A4	1,475	1,474	(1)	—
CMLTI 2005-10 1A5B	2,382	1,188	(1,194)	(2,167)
CSFB 2003-21 1A13	250	244	(6)	—
FHASI 2003-8 1A24	3,928	3,695	(233)	—
SARM 2005-21 4A2	2,526	1,803	(723)	(2,223)
WFMBS 2003-B A2	1,579	1,451	(128)	—

	$31,150	27,386	(3,764)	(4,739)

     Credit related other-than-temporary impairment on debt securities is recognized in earnings while noncredit related other-than-temporary impairment on debt securities, not expected to be sold, is recognized in other comprehensive income.
     Effective April 1, 2009, the Company adopted revised accounting standards that require credit related other-than-temporary impairment on debt securities to be recognized in earnings while noncredit related other-than-temporary impairment on debt securities, not expected to be sold, to be recognized in other comprehensive income. The following table shows the effect on the financial statements at adoption (in thousands):

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

     The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held as of September 30, 2009 and not intended to be sold (in thousands):

Beginning balance as of Janaury 1, 2009 (a)	$7,902
Credit losses on debt securities for which other-than-temporary impairment was not perviously recognized	5,181
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—

Ending balance as of September 30, 2009	$13,083

(a)	— The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.
(4) Goodwill and Other Intangible Assets
     The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30, 2009	December 31, 2008
Amortizable intangible assets:
Core deposit intangibles — gross	$30,275	30,275
Less: accumulated amortization	(25,480)	(23,172)

Core deposit intangibles — net	4,795	7,103

Customer and Contract intangible assets — gross	1,731	1,731
Less: accumulated amortization	(1,502)	(1,439)

Customer and Contract intangible assets — net	$229	292

     The following table shows the actual aggregate amortization expense for the current quarter and prior year’s same quarter, current nine-month period and prior year nine-month period as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended September 30, 2009	$701
For the three months ended September 30, 2008	953
For the nine months ended Septemer 30, 2009	2,371
For the nine months ended September 30, 2008	3,539
For the year ending December 31, 2009	2,847
For the year ending December 31, 2010	1,896
For the year ending December 31, 2011	1,445
For the year ending December 31, 2012	693
For the year ending December 31, 2013	355
For the year ending December 31, 2014	104

     The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community Banks	Consumer Finance	Total
Balance at December 31, 2007	$170,301	1,313	171,614
Adjustment to purchase price allocation	(251)	—	(251)
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance at December 31, 2008	170,050	1,313	171,363
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance at September 30, 2009	$170,050	1,313	171,363

     The Company performed its annual goodwill impairment test as of June 30, 2009 and concluded that the Company’s goodwill was not impaired.
(5) Borrowed Funds
     The following table provides the detail of the Company’s borrowings at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
		Average		Average
	Amount	rate	Amount	rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$46,533	4.57%	43,708	3.87%
Due between one and two years	160,000	4.11%	36,532	4.36%
Due between two and three years	145,000	3.90%	160,000	4.11%
Due between three and four years	125,000	3.85%	145,000	3.90%
Due between four and five years	125,090	4.03%	125,000	3.85%
Due between five and ten years	190,641	4.17%	315,778	4.11%

	792,264		826,018

Revolving line of credit, FHLB of Pittsburgh	—	—	146,000	0.59%
Investor notes payable, due various dates through 2009	—	—	4,491	4.99%
Securities sold under agreement to repurchase, due within one year	104,380	1.52%	91,436	1.02%

Total borrowed funds	$896,644		1,067,945

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
(6) Guarantees
     The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At September 30, 2009, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $34.2 million, of which $31.6 million is fully collateralized. At September 30, 2009, the Company had a liability, which represents deferred income, of $295,000 related to the standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.
(7) Earnings Per Share
     Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options to purchase 1,189,999 shares of common stock with a weighted average exercise price of $23.91 per share were outstanding during the three and nine months ended September 30, 2009 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares. Stock options to purchase 2,000 shares of common stock with a weighted average exercise price of $28.09 per share were outstanding during the three and nine months ended September 30, 2008 but were not included in the computation of diluted earnings per share for these periods because the options’ exercise price was greater than the average market price of the common shares.

     The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Three months ended		Nine months ended
	Septmber 30,		September 30,
	2009	2008	2009	2008
Reported net income	$12,054	9,823	31,647	36,887

Weighted average common shares outstanding	48,469,337	48,372,190	48,447,944	48,353,864
Dilutive potential shares due to effect of stock options	202,996	256,586	147,939	244,543

Total weighted average common shares and dilutive potential shares	48,672,333	48,628,776	48,595,883	48,598,407

Basic earnings per share:	$0.25	0.20	0.65	0.76

Diluted earnings per share:	$0.25	0.20	0.65	0.76

(8) Pension and Other Post-retirement Benefits (in thousands):
Components of Net Periodic Benefit Cost

	Three months ended September 30,
	Pension Benefits		Other Post-retirement Benefits
	2009	2008	2009	2008
Service cost	$1,323	1,255	—	—
Interest cost	1,198	1,140	25	24
Expected return on plan assets	(967)	(1,247)	—	—
Amortization of prior service cost	(27)	13	—	—
Amortization of the net loss	458	31	14	11

Net periodic benefit cost	$1,985	1,192	39	35

Components of Net Periodic Benefit Cost

	Nine months ended September 30,
	Pension Benefits		Other Post-retirement Benefits
	2009	2008	2009	2008
Service cost	$3,969	3,765	—	—
Interest cost	3,594	3,420	75	72
Expected return on plan assets	(2,901)	(3,741)	—	—
Amortization of prior service cost	(105)	39	—	—
Amortization of the net loss	1,374	93	42	33

Net periodic benefit cost	$5,931	3,576	117	105

     The Company made no contribution to its pension or other post-retirement benefit plans during the nine-month period ended September 30, 2009. Once determined, the Company anticipates making a tax-deductible contribution to its defined benefit pension plan for the year ending December 31, 2009.
(9) Disclosures About Fair Value of Financial Instruments
     Fair value information about financial instruments, whether or not recognized in the consolidated statement of financial condition, is required to be disclosed. These requirements exclude certain financial instruments and all nonfinancial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts reported in the consolidated statement of financial condition approximate fair value for the following financial instruments: cash on hand, interest-earning deposits in other institutions, federal funds sold and other short-term investments, accrued interest receivable, accrued interest payable, and marketable securities available-for-sale.
The following table sets forth the carrying amount and estimated fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	280,166	280,166	79,922	79,922
Securities available-for-sale	1,126,430	1,126,430	1,139,170	1,139,170
Loans receivable, net	5,149,821	5,428,731	5,141,892	5,446,835
Accrued interest receivable	26,508	26,508	27,252	27,252
FHLB Stock	63,143	63,143	63,143	63,143

Total financial assets	6,646,068	6,924,978	6,451,379	6,756,322

Financial liabilities:
Savings and checking accounts	2,802,853	2,802,853	2,580,751	2,580,751
Time deposits	2,584,979	2,647,918	2,457,460	2,500,410
Borrowed funds	896,644	902,231	1,067,945	1,049,399
Junior subordinated debentures	103,094	108,445	108,254	116,783
Cash flow hedges — swaps	7,508	7,508	13,114	13,114
Accrued interest payable	4,627	4,627	5,194	5,194

Total financial liabilities	6,399,705	6,473,582	6,232,718	6,265,651

     Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at September 30, 2009 and December 31, 2008.
Marketable Securities
     Where available, market values are based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. See the Fair Value Measurements section of this footnote for further detail on how fair values of marketable securities are determined.
Loans Receivable
     Loans with comparable characteristics including collateral and repricing structures were segregated for valuation purposes. Each loan pool was separately valued utilizing a discounted cash flow analysis. Projected monthly cash flows were discounted to present value using a market rate for comparable loans. Characteristics of comparable loans included remaining term, coupon interest, and estimated prepayment speeds. Delinquent loans were separately evaluated given the impact delinquency has on the projected future cash flow of the loan and the approximate discount or market rate.
Deposit Liabilities
     The estimated fair value of deposits with no stated maturity, which includes demand deposits, money market, and other savings accounts, is the amount payable on demand. Although market premiums paid for depository institutions reflect an additional value for these low-cost deposits, adjusting fair value for any value expected to be derived from retaining those deposits for a future period of time or from the benefit that results from the ability to fund interest-earning assets with these deposit liabilities is prohibited. The fair value estimates of deposit liabilities do not include the benefit that results from the low-cost funding provided by these deposits compared to the cost of borrowing funds in the market. Fair values for time deposits are estimated using a discounted cash flow calculation that applies contractual cost currently being offered in the existing portfolio to current market rates being offered locally for deposits of similar remaining maturities. The valuation adjustment for the portfolio consists of the present value of the difference of these two cash flows, discounted at the assumed market rate of the corresponding maturity.
Borrowed Funds
     The fixed rate advances were valued by comparing their contractual cost to the prevailing market cost.
Trust-Preferred Securities
     The fair value of trust-preferred investments is calculated using the discounted cash flows at the prevailing rate of interest.
Cash flow hedges — Interest rate swap agreements (“swaps”)
     The fair values of the swaps is the amount the Company would have expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.
Off-Balance Sheet Financial Instruments
     These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2009 and December 31, 2008, there was no significant unrealized appreciation or depreciation on these financial instruments.
Fair Value Measurements
     Financial assets and liabilities recognized or disclosed at fair value on a recurring basis and certain financial assets and liabilities on a non-recurring basis are accounted for using a three-level hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. This hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest level input that has a significant impact on fair value measurement is used.
     Financial assets and liabilities are categorized based upon the following characteristics or inputs to the valuation techniques:

•	Level 1 — Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.

•	Level 2 — Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets or liabilities that are actively traded. Level 2 also includes pricing models in which the inputs are corroborated by market data, for example, matrix pricing.

•	Level 3 — Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:
•	Quotes from brokers or other external sources that are not considered binding;

•	Quotes from brokers or other external sources where it can not be determined that market participants would in fact transact for the asset or liability at the quoted price;

•	Quotes and other information from brokers or other external sources where the inputs are not deemed observable.
     The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process. The following table represents assets measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities — available for sale	$1,062	—	220	1,282

Debt securities — available for sale	—	1,118,120	7,028	1,125,148

Derivative fair value of interest rate swap	—	(7,508)	—	(7,508)

Total assets	$1,062	1,110,612	7,248	1,118,922

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
     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine-month period ended September 30, 2009 (in thousands):

	Equity	Debt
	securities	securities

Balance at December 31, 2008	$220	5,937

Total net realized investment gains/(losses) and net change in unrealized appreciation/ (depreciation):
Included in net income	—	(442)
Included in other comprehensive income	—	1,033

Purchases and sales	—	500
Net transfers in (out) of Level 3	—	—

Balance at September 30, 2009	$220	7,028

     Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and mortgage servicing rights. The following table represents the fair value measurement for nonrecurring assets as of September 30, 2009 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans held for sale	$17,871	—	—	17,871
Loans measured for impairment	$—	—	37,071	37,071
Real estate owned	$—	—	19,838	19,838
Mortgage servicing rights	$—	—	3,082	3,082

Total assets	$17,871	—	59,991	77,862

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

(11) Mortgage Loan Servicing
     Mortgage servicing assets are recognized as separate assets when servicing rights are acquired through loan originations when the underlying loan is sold. Upon sale, the mortgage servicing right (“MSR”) is established, which represents the then-fair value of future net cash flows expected to be realized for performing the servicing activities. The fair value of the MSRs are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors , which are determined based on current market conditions. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. MSRs are amortized into mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.
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
     The following table shows changes in MSRs as of and for the nine months ended September 30, 2009 (in thousands):

			Net
	Servicing	Valuation	Carrying Value
	Rights	Allowance	and Fair Value

Balance at December 31, 2008	8,660	(2,380)	6,280
Additions/ (reductions)	4,160	1,550	5,710
Amortization	(3,789)	—	(3,789)

Balance at September 30, 2009	9,031	(830)	8,201

(12)	Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities) and Interest Rate Swaps
     The Company has two statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust and Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust (“Trusts”). During the quarter ended September 30, 2009 the Company redeemed, at par, a statutory business trust that was acquired with a previous acquisition, Penn Laurel Financial Corp. Trust I, a Delaware statutory business trust. These trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of the trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed.
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
     Prior to redemption at par, Penn Laurel Financial Corp. Trust I issued 5,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on January 23, 2004 (liquidation value of $1,000 per preferred security or $5,000,000) with a stated maturity of January 23, 2034. These securities carried a floating interest rate, which was reset quarterly, equal to three-month LIBOR plus 2.80%. This trust was assumed by the Company with the acquisition of Penn Laurel Financial Corporation in June 2007.
     The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities. Trust III holds $51,547,000 of the Company’s junior subordinated debentures and Trust IV holds $51,547,000 of the Company’s junior subordinated debentures. These subordinated debentures are the sole assets of the Trusts.
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
     The Company entered into four interest rate swap agreements (swaps), designating the swaps as cash flow hedges. The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV. The first two swaps modify the repricing characteristics of Trust III, wherein (i) the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million. The terms of these two swaps are five years and ten years, respectively. The second two swaps modify the repricing characteristics of Trust IV, wherein (i) the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million. The terms of these two swaps are seven years and ten years, respectively. The swap agreements were entered into with a counterparty that met the Company’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts is not significant. At September 30, 2009, $7.5 million was pledged as collateral to the counterparty.
     At September 30, 2009, the fair value of the swap agreements was $(7.5) million and was the amount the Company would have expected to pay if the contracts were terminated. There was no material hedge ineffectiveness for these swaps.

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
Overview of Critical Accounting Policies Involving Estimates
     The Company’s critical accounting policies involve accounting estimates that: a) require assumptions about highly uncertain matters, and b) could vary sufficiently enough to have a material effect on the Company’s financial condition and/ or results of operations.
     Allowance for Loan Losses. The Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan. The Company maintains an allowance for loan losses for losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using the Company’s historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date. Commercial loans that are criticized are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors discussed previously. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results. Management believes, to the best of their knowledge, that all known losses as of the balance sheet date have been recorded.
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
     The Company conducts a quarterly review and evaluation of our investment securities to determine if any declines in fair value are other than temporary. In making this determination, we consider the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, if applicable, and the delinquency or default rates of underlying collateral. In addition, we consider our intent to sell the investment securities currently in an unrealized loss position and whether it is more likely than not that the Company will be required to sell the security before recovery of its cost basis. Any valuation decline that we determine to be other than temporary would require us to write down the security to fair value through a charge to earnings for the credit loss component.
     Goodwill. Goodwill is not subject to amortization but must be tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. Reporting units are identified based upon analyzing each of the Company’s individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Determining the fair value of a reporting unit requires a high degree of subjective management judgment. The Company has established June 30th of each year as the date for conducting its annual goodwill impairment assessment. As of June 30, 2009, the Company, through the assistance of an external third party, performed an impairment test on the Company’s goodwill. The external specialist valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach. Declines in fair value could result in impairment being identified. At June 30, 2009, the Company did not identify any individual reporting unit where the fair value was less than the carrying value. Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.
     Deferred Income Taxes. The Company uses the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates the Company makes in determining our deferred tax assets, which are inherently subjective, are reviewed on an ongoing basis as regulatory and business factors change. A reduction in estimated future taxable income could require the Company to record a valuation allowance. Changes in levels of valuation allowances could result in increased income tax expense, and could negatively affect earnings.
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
Executive Summary and Comparison of Financial Condition
     The Company’s total assets at September 30, 2009 were $7.132 billion, an increase of $201.8 million, or 2.9%, from $6.930 billion at December 31, 2008. This increase in assets is primarily attributed to an increase in cash and cash equivalents of $200.2 million and an increase in loans receivable of $20.8 million, which were partially offset by a decrease in investments of $12.7 million and an increase in the allowance for loan losses of $12.8 million. The net increase in total assets was funded by an increase in deposits of $349.6 million, partially offset by a decrease in borrowed funds of $171.3 million.
     Total cash and investments increased by $187.5 million, or 15.4%, to $1.407 billion at September 30, 2009, from $1.219 billion at December 31, 2008. This increase is a result of strong deposit growth while the Company evaluates investment alternatives and maintains liquidity to repay $46.5 million of long-term borrowings due within a year.

     Loans receivable increased by $20.8 million, or 0.4%, to $5.218 billion at September 30, 2009, from $5.197 billion at December 31, 2008. Loan demand continues to be strong throughout the Company’s market area. During the nine months ended September 30, 2009 commercial loans increased by $130.8 million, or 9.2%, and consumer and home equity loans increased by $29.4 million, or 2.3%. Partially offsetting these increases was a decrease of $139.4 million, or 5.7%, in one- to four-family residential loans as the Company sold most of its current year production in this lower interest rate environment.
     Deposit balances increased across all of our products and all of our regions. Deposits increased by $349.6 million, or 6.9%, to $5.388 billion at September 30, 2009 from $5.038 billion at December 31, 2008. Noninterest-bearing demand deposits increased by $54.9 million, or 13.9%, to $448.9 million at September 30, 2009 from $394.0 million at December 31, 2008, interest-bearing demand deposits increased by $38.5 million, or 5.4%, to $744.6 million at September 30, 2009 from $706.1 million at December 31, 2008, savings deposits increased by $128.8 million, or 8.7%, to $1.609 billion at September 30, 2009 from $1.481 billion at December 31, 2008 and time deposits increased by $127.5 million, or 5.2%, to $2.585 billion at September 30, 2009 from $2.457 billion at December 31, 2008.
     Borrowings decreased by $171.3 million, or 16.0%, to $896.6 million at September 30, 2009 from $1.068 billion at December 31, 2008. This decrease is a result of the Company using funds received from deposit growth to extinguish all short-term borrowings and repay the long-term borrowings that matured during the period.
     Total shareholders’ equity at September 30, 2009 was $652.9 million, or $13.46 per share, an increase of $39.1 million, or 6.4%, from $613.8 million, or $12.65 per share, at December 31, 2008. This increase was primarily attributable to net income of $31.6 million and an increase of $16.2 million in other comprehensive income. The increase in other comprehensive income was primarily due to the change in fair value of interest rate swaps and an unrealized gain on available-for-sale securities for the nine-month period ended September 30, 2009, which were partially offset by cash dividends of $11.9 million.
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
September 30, 2009

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$633,952	13.93%	364,197	8.00%	455,246	10.00%

Tier I Capital (to risk weighted assets)	576,765	12.67%	182,098	4.00%	273,148	6.00%

Tier I Capital (leverage) (to average assets)	576,765	8.27%	209,221	3.00%*	348,702	5.00%
December 31, 2008

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$604,067	13.95%	346,354	8.00%	432,943	10.00%

Tier I Capital (to risk weighted assets)	549,869	12.70%	173,177	4.00%	259,766	6.00%

Tier I Capital (leverage) (to average assets)	549,869	8.05%	204,887	3.00%*	341,478	5.00%

*	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of September 30, 2009, the Company had not been advised of any additional requirements in this regard.
     Northwest is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest’s liquidity ratio at September 30, 2009 was 16.8%. The Company and Northwest adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. As of September 30, 2009 the Bank had $1.5 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $148.9 million of borrowing capacity available with the Federal Reserve Bank and $75.0 million with a correspondent bank.
     The Company paid $4.0 million and $3.9 million in cash dividends during the quarters ended September 30, 2009 and 2008, respectively and $11.9 million and $11.8 million during the nine-month periods ended September 30, 2009 and 2008, respectively. Annually, Northwest Bancorp, MHC requests the non-objection of the OTS to waive its receipt of dividends from the Company when such dividends are not needed for regulatory capital, working capital or other purposes. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 88.0% and 110.0% for the quarters ended September 30, 2009 and 2008, respectively, on dividends of $0.22 per share for each period, and 101.5% and 86.8% for the nine-month periods ended September 30, 2009 and 2008, respectively, on dividends of $0.66 per share. As a result of Northwest Bancorp, MHC waiving its receipt of dividend payments, actual dividends paid to minority shareholders represented 32.8% and 40.1% of net income for the quarters ended September 30, 2009 and 2008, respectively and 37.5% and 32.1% of net income for the nine-month periods ended September 30, 2009 and 2008, respectively. The Company has declared a dividend of $0.22 per share payable on November 12, 2009 to shareholders of record as of November 2, 2009. This represents the 60th consecutive quarter the Company has paid a cash dividend.

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

	September 30, 2009	December 31, 2008
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One- to four-family residential loans	$30,846	20,435
Multifamily and commercial real estate loans	49,336	43,828
Consumer loans	11,551	9,756
Commercial business loans	25,405	25,184

Total	117,138	99,203

Total nonperforming loans as a percentage of loans	2.25%	1.91%
Total real estate acquired through foreclosure and other real estate owned (“REO”)	19,838	16,844

Total nonperforming assets	$136,976	116,047

Total nonperforming assets as a percentage of total assets	1.92%	1.67%

     A loan is considered to be impaired, when, based on current information and events it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at September 30, 2009 and December 31, 2008 were $117.1 million and $99.2 million, respectively. Specific allowances allocated to impaired loans were $20.7 million and $17.3 million at September 30, 2009 and December 31, 2008, respectively.
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
     On an ongoing basis, the Credit Review department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. On an on-going basis the loan officer along with the Credit Review department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. The Company’s loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as “substandard”, “doubtful” or “loss.” Loans that do not expose the Company to risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as “special mention”. A “substandard” loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss allowance is not warranted.
     The loans that have been classified as substandard or doubtful are reviewed by the Credit Review department for possible impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including both contractual principal and interest payments.
     If an individual loan is deemed to be impaired, the Credit Review department determines the proper measure of impairment for each loan based on one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. If the measurement of the impaired loan is more or less than the recorded investment in the loan, the Credit Review department adjusts the specific allowance associated with that individual loan accordingly.
     If a substandard or doubtful loan is not considered individually for impairment, it is grouped with other loans that possess common characteristics for impairment evaluation and analysis. This segmentation is accomplished by grouping loans of similar product types, risk characteristics and industry concentration into homogeneous pools. Historical loss ratios are analyzed and adjusted based on delinquency trends as well as the current economic, political, regulatory and interest rate environment and used to estimate the current measure of impairment.
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
     Management utilizes a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses. As part of the analysis as of September 30, 2009, management considered the deteriorating economic data in our markets such as the continued increases in unemployment and bankruptcies as well as the declines in real estate collateral values. In addition, management considered the negative trend in asset quality, loan charge-offs and the allowance for loan losses as a percentage of nonperforming loans. As a result, the Company increased the allowance for loan losses during the nine months by $12.9 million, or 23.4%, to $67.8 million, or 1.30% of total loans, at September 30, 2009 from $54.9 million, or 1.06% of total loans, at December 31, 2008. The increase in the allowance for loan losses and the related provision for loan losses is partially attributed to the deterioration of a loan to a moving and storage company/ new car dealer in our Pennsylvania market requiring an additional reserve of $1.8 million, deterioration of a loan secured by a strip mall in the state of Indiana requiring an allowance allocation of $1.0 million, additional deterioration of loans secured by real estate located in Florida requiring additional allowance allocation of $700,000, deterioration of a loan to a recycling company in northwestern Pennsylvania requiring an allowance allocation of $1.1 million and deterioration in loans secured by real estate in Maryland requiring allowance allocations of $1.4 million. In addition, management considered how the continued increase in nonperforming loans and historical charge-offs have influenced the required amount of allowance for loan losses. Nonperforming loans of $117.1 million, or 2.25% of total loans, at September 30, 2009 increased by $17.9 million, or 18.1%, from $99.2 million, or 1.91% of total loans, at December 31, 2008 and increased $22.2 million, or 23.4%, from $94.9 million, or 1.85% of total loans, at September 30, 2008. As a percentage of average loans, annualized net charge-offs increased to 0.68% for the quarter ended September 30, 2009 compared to 0.18% for the quarter ended September 30, 2008. As a percentage of average loans, annualized net charge-offs increased to 0.37% for the nine-month period ended September 30, 2009 from 0.17% for the nine-month period ended September 30, 2008.
     In addition, the increase in the allowance for loan losses is related to the growth in the loan portfolio and in particular the increase in commercial loans. The commercial loan portfolio increased $130.8 million, or 9.2%, during the nine-month period ended September 30, 2009 to $1.558 billion, from $1.427 billion at December 31, 2008. Commercial loans tend to be larger in size and generally more vulnerable to economic slowdowns. Nonperforming commercial loans increased $5.7 million, or 8.3%, to $74.7 million, or 4.8% of commercial loans at September 30, 2009 from $69.0 million, or 4.8% of commercial loans at December 31, 2008.
     When determining the adequacy of the allowance for loan losses, historical loss experience is adjusted for certain qualitative factors. During 2009, the estimate for losses was increased to account for the deterioration of economic factors such as the increase in unemployment and bankruptcies in our markets as well as a decrease in consumer spending, consumer confidence, collateral values and increasing delinquency trends. After reviewing the historical loss experience as adjusted for the qualitative factors mentioned, an additional allowance for loan losses of $5.5 million was provided during the first nine months of 2009.
     Management believes all known losses as of the balance sheet dates have been recorded.
Comparison of Operating Results for the Quarter Ended September 30, 2009 and 2008
     Net income for the quarter ended September 30, 2009 was $12.1 million, or $0.25 per diluted share, an increase of $2.2 million, or 22.7%, from $9.8 million, or $0.20 per diluted share, for the same quarter last year. The increase in net income resulted primarily from an increase in noninterest income of

$8.9 million. This increase was partially offset by an increase in the provision for loan losses of $2.9 million, an increase in noninterest expense of $2.2 million and a decrease in net interest income of $700,000. A discussion of significant changes follows.
Annualized, net income for the quarter ended September 30, 2009 represents a 7.48% and 0.68% return on average equity and return on average assets, respectively, compared to 6.31% and 0.57% for the same quarter last year.
Interest Income
     Total interest income decreased by $6.9 million, or 7.1%, to $90.4 million for the quarter ended September 30, 2009 due to a decrease in the average yield earned on interest earning assets, which was partially offset by an increase in the average balance of interest earning assets. The average yield on interest earning assets decreased to 5.42% for the quarter ended September 30, 2009 from 6.00% for the quarter ended September 30, 2008. The average yield on all categories of interest earning assets decreased from the previous period, except for the yield on investment securities, which increased slightly. Average interest earning assets increased by $181.1 million, or 2.8%, to $6.626 billion for the quarter ended September 30, 2009 from $6.445 billion for the quarter ended September 30, 2008.
     Interest income on loans decreased by $2.5 million, or 3.0%, to $79.6 million for the quarter ended September 30, 2009, from $82.1 million for the quarter ended September 30, 2008. The average yield on loans receivable decreased to 6.12% for the quarter ended September 30, 2009 from 6.41% for the quarter ended September 30, 2008. The decrease in average yield is primarily attributable to the Company’s variable rate loans adjusting downward as prime and short-term interest rates decreased as well as the origination of new loans in a generally lower interest rate environment. This decrease in average yield was partially offset by an increase in the average balance of loans receivable. Average loans receivable increased by $85.9 million, or 1.7%, to $5.168 billion for the quarter ended September 30, 2009 from $5.082 billion for the quarter ended September 30, 2008. This increase is primarily attributable to continued loan demand throughout the Company’s market area.
     Interest income on mortgage-backed securities decreased by $2.6 million, or 28.3%, to $6.6 million for the quarter ended September 30, 2009 from $9.2 million for the quarter ended September 30, 2008. This decrease is the result of decreases in the average balance, which decreased by $74.6 million, or 9.5%, to $714.5 million for the quarter ended September 30, 2009 from $789.1 million for the quarter ended September 30, 2008, and in the average yield, which decreased to 3.68% for the quarter ended September 30, 2009 from 4.65% for the quarter ended September 30, 2008. The decrease in average balance is a result of reinvesting the funds received from the principal and interest payments on mortgage-backed securities into loans and other investments. The decrease in average yield resulted from the reduction in interest rates for variable rate securities during this period of generally lower interest rates.
     Interest income on investment securities decreased by $1.5 million, or 27.5%, to $4.0 million for the quarter ended September 30, 2009 from $5.5 million for the quarter ended September 30, 2008. This decrease is due to a decrease in the average balance which was partially offset by an increase in the average yield. The average balance decreased by $138.4 million, or 28.2%, to $351.7 million for the quarter ended September 30, 2009 from $490.1 million for the quarter ended September 30, 2008. The decrease in average balance is primarily attributable to the Company investing cash flows from investment securities into loans and interest-earning deposits. The average yield increased to 4.50% for the quarter ended September 30, 2009 from 4.46% for the quarter ended September 30, 2008.
     Interest income on interest-earning deposits increased by $45,000, or 21.6%, to $253,000 for the quarter ended September 30, 2009 from $208,000 for the quarter ended September 30, 2008. This increase is due to the average balance increasing by $298.2 million, or 986.3%, to $328.4 million for the quarter ended September 30, 2009 from $30.2 million for the quarter ended September 30, 2008. The average balance increased due to the Company temporarily holding deposit inflows in overnight deposits while we evaluate alternative investment options, including agency mortgage-backed securities and commercial loans, and the scheduled pay down of FHLB borrowings. The increase in average balance was partially offset by a decrease in the average yield, which decreased to 0.30% for the quarter ended September 30, 2009 from 2.69% for the quarter ended September 30, 2008.
Interest Expense
     Interest expense decreased by $6.2 million, or 15.7%, to $33.6 million for the quarter ended September 30, 2009 from $39.8 million for the quarter ended September 30, 2008. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 2.25% from 2.72%, which was partially offset by an increase in the average balance of interest-bearing liabilities. Average interest-bearing liabilities increased by $112.0 million, or 1.9%, to $5.928 billion for the quarter ended September 30, 2009 from $5.816 billion for the quarter ended September 30, 2008. The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates which enabled the Company to reduce the rate of interest paid on all deposit products. The increase in liabilities resulted primarily from deposit growth in all of our markets and in all types of deposits.
Net Interest Income
     Net interest income decreased by $700,000, or 1.2%, to $56.8 million for the quarter ended September 30, 2009 from $57.5 million for the quarter ended September 30, 2008. This decrease in net interest income was attributable to the factors discussed above. The Company’s net interest rate spread decreased to 3.17% for the quarter ended September 30, 2009 from 3.28% for the quarter ended September 30, 2008, and the Company’s net interest margin decreased to 3.43% for the quarter ended September 30, 2009 from 3.57% for the quarter ended September 30, 2008.
Provision for Loan Losses
     The provision for loan losses increased by $2.8 million, or 41.4%, to $9.8 million for the quarter ended September 30, 2009 from $7.0 million for the quarter ended September 30, 2008. This increase is primarily a result of an increase in delinquencies and classified assets, net of current period charge-offs. Charge-offs for the quarter ended September 30, 2009 were $9.3 million compared to $3.1 million for the quarter ended September 30, 2008. Loans with payments 90 days or more delinquent increased to $117.1 million at September 30, 2009 from $85.0 million at September 30, 2008. Also contributing to the increase in the provision for the quarter ended September 30, 2009 was a specific reserve of $1.1 million on a loan to a recycling company. During the quarter ended September 30, 2009, the Company had three significant charge-offs. The company recorded a $2.1 million charge-off related to a marina in Florida, a $1.8 million charge-off related to a moving, storage and automobile sales company in central Pennsylvania and a $1.8 million charge-off related to a land development in Delaware.
     In determining the amount of the current period provision, the Company considered the deteriorating economic conditions, including increases in unemployment and bankruptcy filings, and declines in real estate values and how these factors impact the quality of our loan portfolio. Net loan charge-offs increased by $6.5 million, or 280.1%, to $8.8 million for the quarter ended September 30, 2009 from $2.3 million for the quarter ended September 30, 2008. Annualized net charge-offs to average loans increased to 0.68% for the quarter ended September 30, 2009 from 0.18% for the quarter ended September 30, 2008. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
     Noninterest income increased by $8.9 million, or 173.7%, to $14.0 million for the quarter ended September 30, 2009 from $5.1 million for the quarter ended September 30, 2008. Gains and losses on the sale of investment securities and impairment losses on the investment portfolio improved by $7.2 million, or 90.0%, with a net loss of $794,000 for the quarter ended September 30, 2009 from a net loss of $8.0 million for the quarter ended September 30, 2008. This increase is primarily attributable to a decrease in other-than-temporary credit related losses recognized in the current quarter compared to the prior year quarter. Also contributing to the increase in noninterest income were increases in mortgage banking income and a recovery of impairment losses previously recorded on mortgage servicing assets. Mortgage banking income increased by $1.0 million to $1.2 million for the quarter ended September 30, 2009 from $147,000 for the quarter ended September 30, 2008 and we recorded a recovery of $160,000 in the fair value of mortgage servicing assets.
Noninterest Expense
     Noninterest expense increased by $2.3 million, or 5.3%, to $45.0 million for the quarter ended September 30, 2009 from $42.7 million for the same quarter in the prior year. The largest increases were in marketing expense and FDIC insurance premiums, while amortization of intangibles decreased. Marketing expense increased by $926,000, or 78.7%, to $2.1 million for the quarter ended September 30, 2009 from $1.2 million for the quarter ended September 30, 2008. This increase is primarily a result of the Company’s marketing campaign focused on the acquisition of checking account relationships. FDIC insurance premiums increased by $1.4 million, or 133.4%, to $2.4 million for the quarter ended September 30, 2009 from $1.0 million for the quarter ended September 30, 2008. This increase is a result of the Company offsetting additional FDIC insurance premiums with available credits in the prior year.
Income Taxes
     The provision for income taxes for the quarter ended September 30, 2009 increased by $816,000, or 26.0%, compared to the same period last year. This increase in income tax is primarily a result of an increase in income before income taxes of $3.0 million, or 23.5%. The Company’s effective tax rate for the quarter ended September 30, 2009 was 24.7% compared to 24.2% experienced in the same quarter last year.
Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008
     Net income for the nine months ended September 30, 2009 was $31.6 million, or $0.65 per diluted share, a decrease of $5.3 million, or 14.2%, from $36.9 million, or $0.76 per diluted share, for the same period last year. The decrease in net income resulted primarily from an increase in the provision for loan losses of $14.7 million, an increase in FDIC insurance of $6.6 million, a write-down of an REO property located in Florida of $3.9 million, an increase in compensation and employee benefits of $2.2 million, an increase in marketing expense of $1.5 million and an increase in processing expenses of $1.7 million. These items were partially offset by an increase in net interest income of $11.8 million, a decrease in investment impairment, net of the related gain on sale of investment securities, of $3.7 million, an increase in mortgage banking income of $4.1 million, a recovery of previously written down servicing assets on one-to four-family residential mortgage loans of $1.6 million, a decrease in amortization of intangible assets of $1.2 million, and a decrease in loss on early extinguishment of debt of $705,000. A discussion of each significant change follows.

Annualized, net income for the nine months ended September 30, 2009 represents a 6.68% and 0.60% return on average equity and return on average assets, respectively, compared to 7.92% and 0.72% for the same period last year.
Interest Income
     Total interest income decreased by $16.9 million, or 5.8%, to $274.2 million due to a decrease in the average yield earned on interest earning assets, which was partially offset by an increase in the average balance of interest earning assets. The average yield on interest earning assets decreased to 5.56% for the nine-month period ended September 30, 2009 from 6.07% for the nine-month period ended September 30, 2008. The average yield on all categories of interest earning assets decreased from the previous period. Average interest earning assets increased by $193.8 million, or 3.0%, to $6.558 billion for the nine-month period ended September 30, 2009 from $6.365 billion for the nine-month period ended September 30, 2008.
     Interest income on loans decreased by $3.1 million, or 1.3%, to $240.4 million for the nine-month period ended September 30, 2009, from $243.5 million for the nine-month period ended September 30, 2008. The average yield on loans receivable decreased to 6.16% for the nine-month period ended September 30, 2009 from 6.50% for the nine-month period ended September 30, 2008. The decrease in average yield is primarily attributable to the Company’s variable rate loans adjusting downward as prime and short-term interest rates decreased as well as the origination of new loans in a generally lower interest rate environment. This decrease in average yield was partially offset by an increase in the average balance of loans receivable. Average loans receivable increased by $219.1 million, or 4.4%, to $5.185 billion for the nine-month period ended September 30, 2009 from $4.966 billion for the nine-month period ended September 30, 2008. This increase is primarily attributable to continued strong loan demand throughout the Company’s market area.
     Interest income on mortgage-backed securities decreased by $5.0 million, or 19.4%, to $20.9 million for the nine-month period ended September 30, 2009 from $25.9 million for the nine-month period ended September 30, 2008. This decrease is primarily the result of a decrease in the average yield earned, which decreased to 3.90% for the nine-month period ended September 30, 2009 from 4.77% for the nine-month period ended September 30, 2008 as variable rate investments adjusted downward. Also contributing to the decrease in interest income was a slight decline in the average balance, which decreased by $10.0 million, or 1.4%, to $712.6 million for the nine-month period ended September 30, 2009 from $722.6 million for the nine-month period ended September 30, 2008.
     Interest income on investment securities decreased by $5.3 million, or 29.8%, to $12.5 million for the nine-month period ended September 30, 2009 from $17.8 million for the nine-month period ended September 30, 2008. This decrease is due to a decrease in the average balance, which decreased by $133.9 million, or 26.9%, to $364.4 million for the nine-month period ended September 30, 2009 from $498.3 million for the nine-month period ended September 30, 2008 and a decrease in the average yield, which decreased to 4.58% for the nine-month period ended September 30, 2009 from 4.77% for the nine-month period ended September 30, 2008. The average balance and average yield decreased for the same reasons discussed during the quarterly change analysis.
     During the fourth quarter of 2008, the FHLB of Pittsburgh suspended the dividends paid on member owned stock. This suspension was due to concern over the FHLB of Pittsburgh’s capital position as a result of possible impairment on certain non-agency mortgage-backed securities. As a result, dividends on FHLB of Pittsburgh stock decreased to zero for the nine-month period ended September 30, 2009 from $1.1 million for the nine-month period ended September 30, 2008.

     Interest income on interest-earning deposits decreased by $2.3 million, or 84.7%, to $415,000 for the nine-month period ended September 30, 2009 from $2.7 million for the nine-month period ended September 30, 2008. The average yield decreased to 0.24% from 2.68% as a result of decreases in the overnight federal funds rate. The average balance increased by $99.3 million, or 74.3%, to $232.9 million for the nine-month period ended September 30, 2009 from $133.6 million for the nine-month period ended September 30, 2008 as we experienced considerable deposit growth that was invested in overnight deposits until it could be deployed into higher yielding assets.
Interest Expense
     Interest expense decreased by $28.6 million, or 21.8%, to $103.0 million for the nine-month period ended September 30, 2009 from $131.6 million for the nine-month period ended September 30, 2008. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 2.34% from 3.06%, which was partially offset by an increase in the average balance of interest-bearing liabilities. Average interest-bearing liabilities increased by $99.3 million, or 1.7%, to $5.872 billion for the nine-month period ended September 30, 2009 from $5.773 billion for the nine-month period ended September 30, 2008. The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates which enabled the Company to reduce the rate of interest paid on all deposit products. The increase in liabilities resulted from an increase in deposits as the national savings rate increased in response to deteriorating economic conditions.
Net Interest Income
     Net interest income increased by $11.8 million, or 7.4%, to $171.2 million for the nine-month period ended September 30, 2009 from $159.4 million for the nine-month period ended September 30, 2008. This increase in net interest income was attributable to the factors discussed above. The Company’s net interest rate spread increased to 3.21% for the nine-month period ended September 30, 2009 from 3.01% for the nine-month period ended September 30, 2008, and the Company’s net interest margin increased to 3.48% for the nine-month period ended September 30, 2009 from 3.34% for the nine-month period ended September 30, 2008.
Provision for Loan Losses
     The provision for loan losses increased by $14.7 million, or 116.4%, to $27.3 million for the nine-month period ended September 30, 2009 from $12.6 million for the nine-month period ended September 30, 2008. The increase in the provision over the previous year is primarily attributed to increasing the reserve percentages used to calculate the provision for losses due to deteriorating economic factors and the specific reserves on seven loans to different borrowers along with an increase in troubled loans. Increasing the reserve percentages resulted in an increase in the provision for loan losses of $5.2 million. The increases were made based on historical loss history, delinquency trends and geographical loan stratification. A specific reserve was increased by $764,000, resulting in reserves of $951,000 for a loan secured by a strip mall in the state of Indiana. A specific reserve was increased by $855,000, resulting in reserves of $1.8 million for a loan secured by a housing development in Delaware. A specific reserve was increased by $1.8 million, resulting in reserves of $2.4 million to a moving, storage and automobile sales company in central Pennsylvania. A specific reserve of $1.1 million was established for a loan to a recycling company in northwestern Pennsylvania. A specific reserve was increased by $317,000 resulting in a specific reserve of $477,000 for a property taken into REO located in northern Virginia. Specific reserves of $696,000 were established for two real estate properties located in northern Florida. Loans with payments 90 days or more delinquent have increased to $117.1 million at September 30, 2009 from $85.0 million at September 30, 2008.
     In determining the amount of the current period provision, the Company considered the deteriorating economic conditions in our markets, including increases in unemployment and bankruptcy filings, and declines in real estate values. Net loan charge-offs increased by $8.0 million, or 123.1%, to

$14.5 million for the nine-month period ended September 30, 2009 from $6.5 million for the nine-month period ended September 30, 2008. Annualized net charge-offs to average loans increased to 0.37% for the nine-month period ended September 30, 2009 from 0.17% for the nine-month period ended September 30, 2008. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
     Noninterest income increased by $5.5 million, or 18.4%, to $35.4 million for the nine-month period ended September 30, 2009 from $29.9 million for the nine-month period ended September 30, 2008. Impairment losses, net of a related gain on the sale of investment securities, decreased by $3.7 million, or 43.6%, to a loss of $4.8 million for the nine-month period ended September 30, 2009 from a loss of $8.5 million for the nine-month period ended September 30, 2008. Mortgage banking income increased by $4.1 million, or 498.0%, to $4.9 million for the nine-month period ended September 30, 2009 from $818,000 for the nine-month period ended September 30, 2008 and the non-cash fair value of servicing assets increased by $1.6 million for the nine-month period ended September 30, 2009. Partially offsetting these increases, trust and other financial services income decreased by $878,000, or 16.8%, to $4.3 million for the nine-month period ended September 30, 2009 from $5.2 million for the nine-month period ended September 30, 2008 and REO write-downs increased by $3.5 million, to $3.9 million for the nine-month period ended September 30, 2009 from $439,000 for the nine-month period ended September 30, 2008.
Noninterest Expense
     Noninterest expense increased by $9.6 million, or 7.6%, to $136.3 million for the nine-month period ended September 30, 2009 from $126.7 million for the same period in the prior year. The largest increases were in compensation and employee benefits, processing expenses, marketing expense and FDIC insurance premiums, while amortization of intangibles and loss on early extinguishment of debt decreased. Compensation and employee benefits increased by $2.3 million, or 3.3%, to $70.0 million for the nine-month period ended September 30, 2009 from $67.7 million for the nine-month period ended September 30, 2008. This increase is primarily a result of increased pension expense. Processing expenses increased by $1.7 million, or 12.3%, to $15.5 million for the nine-month period ended September 30, 2009 from $13.8 million for the nine-month period ended September 30, 2008. This increase is primarily a result of the Company’s continued implementation of new technology, including the deployment of a new customer service platform. Marketing expense increased by $1.4 million, or 40.8%, to $5.0 million for the nine-month period ended September 30, 2009 from $3.6 million for the nine-month period ended September 30, 2008. This increase is a result of publicizing the Company’s recognition as one of Forbes.com’s 100 Most Trustworthy Companies and the Company’s marketing campaign focused on the acquisition of checking account relationships. FDIC insurance premiums increased by $6.5 million, or 229.9%, to $9.4 million for the nine-month period ended September 30, 2009 from $2.9 million for the nine-month period ended September 30, 2008. This increase is a result of the Company offsetting 2008 FDIC insurance premiums with available credits and the FDIC’s special assessment levied on all banks as of June 30, 2009. The Company’s FDIC’s special assessment was $3.3 million.
Income Taxes
     The provision for income taxes for the nine-month period ended September 30, 2009 decreased by $1.8 million, or 13.4%, compared to the same period last year. This decrease in income tax is primarily a result of a decrease in income before income taxes of $7.0 million, or 14.0%. The Company’s effective tax rate for the nine-month period ended September 30, 2009 was 26.5% compared to 26.3% experienced in the same period last year.

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

	Three months ended September 30,
	2009			2008
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (g)	Balance	Interest	Cost (g)
ASSETS:
Interest earning assets:
Loans (a) (b) (includes FTE adjustments of $369 and $542, respectively)	$5,168,204	80,006	6.15%	5,082,312	82,655	6.44%
Mortgage-backed securities (c)	714,548	6,580	3.68%	789,144	9,180	4.65%
Investment securities (c) (d) (includes FTE adjustments of $1,464 and $1,724, respectively)	351,741	5,422	6.17%	490,107	7,187	5.87%
FHLB stock	63,143	—	0.00%	53,187	397	2.99%
Other interest earning deposits	328,447	253	0.30%	30,234	208	2.69%

Total interest earning assets (includes FTE adjustments of $1,833 and $2,266, respectively)	6,626,083	92,261	5.54%	6,444,984	99,627	6.14%
Noninterest earning assets (e)	512,804			486,381

TOTAL ASSETS	7,138,887			6,931,365

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	842,069	1,591	0.75%	798,662	2,358	1.17%
Now accounts	746,125	555	0.30%	731,459	1,415	0.77%
Money market demand accounts	766,742	1,908	0.99%	730,993	3,122	1.70%
Certificate accounts	2,578,266	19,418	2.99%	2,592,183	23,626	3.63%
Borrowed funds (f)	892,081	8,665	3.85%	854,809	8,140	3.79%
Debentures	103,094	1,449	5.50%	108,279	1,158	4.18%

Total interest bearing liabilities	5,928,377	33,586	2.25%	5,816,385	39,819	2.72%
Noninterest bearing liabilities	566,250			492,265

Total liabilities	6,494,627			6,308,650
Shareholders’ equity	644,260			622,715

TOTAL LIABILITIES AND EQUITY	$7,138,887			6,931,365

Net interest income/ Interest rate spread		58,675	3.29%		59,808	3.42%

Net interest earning assets/ Net interest margin	$697,706		3.54%	628,599		3.71%

Ratio of interest earning assets to interest bearing liabilities	1.12X			1.11X

(a)	Average gross loans include loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include Fannie Mae and FHLMC stock.

(e)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(f)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

(g)	Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 6.12% and 6.41%; respectively, Investment securities — 4.50% and 4.46%; respectively, interest-earning assets — 5.42% and 6.00%; respectively. GAAP basis net interest rate spreads were 3.17% and 3.28%, respectively and GAAP basis net interest margins were 3.43% and 3.57%, respectively.

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
Three months ended September 30, 2009 and 2008

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(4,032)	1,383	(2,649)
Mortgage-backed securities	(1,822)	(778)	(2,600)
Investment securities	368	(2,133)	(1,765)
FHLB stock	(397)	—	(397)
Other interest-earning deposits	(2,007)	2,052	45

Total interest-earning assets	(7,890)	524	(7,366)

Interest-bearing liabilities:
Savings accounts	(896)	129	(767)
Now accounts	(888)	28	(860)
Money market demand accounts	(1,367)	153	(1,214)
Certificate accounts	(4,124)	(84)	(4,208)
Borrowed funds	155	370	525
Debentures	364	(73)	291

Total interest-bearing liabilities	(6,756)	523	(6,233)

Net change in net interest income	$(1,134)	1	(1,133)

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

	Nine months ended September 30,
	2009			2008
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (g)	Balance	Interest	Cost (g)
ASSETS:
Interest earning assets:
Loans (a) (b) (includes FTE adjustments of $1,204 and $1,611, respectively)	$5,185,359	241,604	6.19%	4,966,252	245,133	6.53%
Mortgage-backed securities (c)	712,593	20,858	3.90%	722,598	25,864	4.77%
Investment securities (c) (d) (includes FTE adjustments of $4,511 and $4,965, respectively)	364,437	17,025	6.23%	498,280	22,798	6.10%
FHLB stock	63,143	—	0.00%	43,869	1,114	3.39%
Other interest earning deposits	232,852	415	0.24%	133,582	2,714	2.68%

Total interest earning assets (includes FTE adjustments of $5,715 and $6,576, respectively)	6,558,384	279,902	5.67%	6,364,581	297,623	6.20%
Noninterest earning assets (e)	491,480			489,750

TOTAL ASSETS	7,049,864			6,854,331

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	822,401	4,649	0.76%	778,024	6,887	1.19%
Now accounts	733,714	2,102	0.38%	735,217	5,129	0.94%
Money market demand accounts	733,956	6,703	1.22%	724,775	11,750	2.17%
Certificate accounts	2,526,660	59,101	3.13%	2,805,665	86,036	4.11%
Borrowed funds (f)	948,981	26,020	3.67%	620,970	17,880	3.86%
Debentures	106,531	4,398	5.44%	108,295	3,947	4.81%

Total interest bearing liabilities	5,872,243	102,973	2.34%	5,772,946	131,629	3.06%
Noninterest bearing liabilities	545,623			460,172

Total liabilities	6,417,866			6,233,118
Shareholders’ equity	631,998			621,213

TOTAL LIABILITIES AND EQUITY	$7,049,864			6,854,331

Net interest income/ Interest rate spread		176,929	3.33%		165,994	3.14%

Net interest earning assets/ Net interest margin	$686,141		3.60%	591,635		3.48%

Ratio of interest earning assets to interest bearing liabilities	1.12X			1.10X

(a)	Average gross loans include loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include Fannie Mae and FHLMC stock.

(e)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(f)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

(g)	Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 6.16% and 6.50%; respectively, Investment securities — 4.58% and 4.77%; respectively, interest-earning assets — 5.56% and 6.07%; respectively. GAAP basis net interest rate spreads were 3.21% and 3.01%, respectively and GAAP basis net interest margins were 3.48% and 3.34%, respectively.

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
Nine months ended September 30, 2009 and 2008

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(14,260)	10,731	(3,529)
Mortgage-backed securities	(4,680)	(326)	(5,006)
Investment securities	480	(6,253)	(5,773)
FHLB stock	(1,114)	—	(1,114)
Other interest-earning deposits	(4,316)	2,017	(2,299)

Total interest-earning assets	(23,890)	6,169	(17,721)

Interest-bearing liabilities:
Savings accounts	(2,632)	394	(2,238)
Now accounts	(3,017)	(10)	(3,027)
Money market demand accounts	(5,196)	149	(5,047)
Certificate accounts	(19,500)	(7,435)	(26,935)
Borrowed funds	(1,331)	9,471	8,140
Debentures	524	(73)	451

Total interest-bearing liabilities	(31,152)	2,496	(28,656)

Net change in net interest income	$7,262	3,673	10,935

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As the holding company for a savings bank, one of the Company’s primary market risks is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company’s interest sensitive deposits typically have repricing periods or maturities of short duration, the Company has attempted to limit its exposure to interest sensitivity by borrowing funds with fixed-rates and longer maturities and by shortening the maturities of its assets by emphasizing the origination of more short-term fixed rate loans and adjustable rate loans. The Company also continues to sell a portion of the long-term, fixed-rate mortgage loans that we originate. In addition, the Company purchases shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.
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

     The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at September 30, 2009 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2009 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%
Projected percentage increase/ (decrease) in net income	4.0%	4.5%	(7.5)%	(17.4)%
Projected increase/ (decrease) in return on average equity	0.3%	0.3%	(0.6)%	(1.3)%
Projected increase/ (decrease) in earnings per share	$0.04	$0.05	$(0.08)	$(0.18)
Projected percentage increase/ (decrease) in market value of equity	(1.9)%	(8.0)%	(4.8)%	(11.4)%
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

Item 1A. Risk Factors
     In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings
     On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was payable on September 30, 2009. We recorded an expense of $3.3 million during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy additional special assessments if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC may materially increase the general assessment rate and, therefore, our FDIC general insurance premium expense may increase substantially in future periods.
     On September 29, 2009, the FDIC issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the proposed rule, this pre-payment would be due on December 30, 2009. Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. If the proposed rule is passed, we would be required to make a payment of approximately $32.0 million to the FDIC on December 30, 2009, and to record the payment as a prepaid expense, which will be amortized to expense over three years.
We Hold Certain Intangible Assets that Could be Classified as Impaired in the Future. If These Assets Are Considered To Be Either Partially or Fully Impaired in the Future, Our Earnings and the Book Values of these Assets Would Decrease
     We are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both. If an impairment determination is made in a future reporting period, the earnings from, and the book value of, these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our shares of common stock or our regulatory capital levels.

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
     If this proposal is enacted, Northwest Bancorp, MHC and the Company would become bank holding companies subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as opposed to the Office of Thrift Supervision. The Federal Reserve has historically looked to the Office of Thrift Supervision regulations in its regulation of mutual holding companies and processing of mutual holding company applications; however, it is not obligated to follow such regulations. One important Office of Thrift Supervision regulation that the Federal Reserve does not follow relates to the ability of mutual holding companies to waive the receipt of dividends declared on the common stock of their stock holding company or savings bank subsidiaries. While Office of Thrift Supervision regulations permit mutual holding companies to waive the receipt of dividends, subject to filing a notice with the Office of Thrift Supervision and receiving its non-objection, the Federal Reserve’s current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized. Moreover, Office of Thrift Supervision regulations provide that it will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form. If the Office of Thrift Supervision is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Northwest Bancorp, MHC would not be permitted to waive the receipt of dividends declared by the Company. This may have an adverse impact on our ability to pay dividends to our minority shareholders and, consequently, it could impact the market value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.)	Not applicable.

b.)	Not applicable.

c.)	The following table discloses information regarding the Company’s repurchases of shares of common stock during the quarter ending September 30, 2009:

			Total number of	Maximum number
			shares purchased	of shares yet
	Number of	Average	as part of a	to be purchased
	shares	price paid	publicly announced	under the
Month	purchased	per share	repurchase plan(1)	plan (1)

April	—	$—	—	1,273,600
May	—	—	—	1,273,600
June	—	—	—	1,273,600

	—	$—

(1)	Includes programs announced in June 2007 (273,600 shares remaining) and April 20, 2009 (1,000,000 shares remaining). Neither plan has an expiration date.
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

NORTHWEST BANCORP, INC. (Registrant)
Date: November 9, 2009	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller (Duly Authorized Officer and Principal Accounting Officer of the Registrant)